Form 10-K
period 2006-12-30
NETLIST INC
filed 2007-02-28
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33170

NETLIST, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4812784
State or other jurisdiction of	(I.R.S. employer
incorporation or organization	Identification No.)

475 Goddard, Irvine, CA 92618

(Address of principal executive offices) (Zip Code)

(949) 435-0025

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The initial public offering of the registrant’s shares of common stock, par value $0.001 per share, took place on November 30, 2006, and its common stock began trading on The NASDAQ Global Market on that same date. As such, the registrant’s common equity was not publicly traded as of July 1, 2006, the last day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on The NASDAQ Global Market on February 15, 2007, was approximately $79.0 million. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001 per share

19,616,987 shares outstanding at February 15, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders for 2007 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1.                        Business of Netlist, Inc.

Overview

We design and manufacture high performance memory subsystems. We sell our subsystems to original equipment manufacturers, or OEMs, in the server, high performance computing and communications markets. We target applications within these markets in which memory plays a key role in enabling overall system performance requirements. Our memory subsystems are incorporated into multiple platforms at IBM, Dell, Gateway and Hewlett-Packard and other OEMs. Our subsystems are designed and manufactured to specifically address the high-performance needs of these customers’ systems.

We collaborate with our OEM customers in the earliest stages of their new product design cycles. This collaboration provides us with unique insight into the OEM’s system architecture and performance requirements and expands our existing systems expertise. In addition, we have developed a portfolio of proprietary technologies and design techniques to meet OEM needs, including efficient planar design, alternative packaging techniques and custom semiconductor logic. As a result, we are able to design application-specific memory subsystems with optimal combinations of high memory density, small form factor, high signal integrity, effective heat dissipation and low cost per bit. We also offer our OEM customers flexible order fulfillment and rapid turnaround times.

We were incorporated in Delaware in June 2000 and commenced operations in September 2000.

Our Solution

We provide high performance memory subsystems to the server, high performance computing and communications markets. We utilize our innovative and proprietary technology, as well as our extensive systems expertise, to bridge the gap between industry standard approaches and the requirements of complex OEM systems. Our application-specific solutions provide customers with the following key benefits:

Highly Differentiated Memory Solutions Through Deep Customer Engagement.   We work closely with our OEM customers, from the earliest stages of new product definition through the ramp up to mass production, to develop and deliver application-specific memory subsystems which address the full range of system architecture and performance requirements. Our close, collaborative relationship with our OEM customers give us early insight both into their current needs and into future technology trends. In addition, our in-depth systems expertise, coupled with our ability to customize solutions, enables our OEM customers to offer differentiated products that feature high levels of performance while improving reliability and, in some cases, reducing cost.

High Performance Through Proprietary Technologies and Design Techniques.   We have developed a portfolio of proprietary technologies and design techniques to achieve optimal electronic signal strength and integrity, high memory density and improved heat dissipation. For example, our innovative printed circuit board, or PCB, designs enhance electronic signal integrity, allowing our customers to design and market products that operate at the highest commercially available speeds, such as the DDR2 specification, which is designed to operate at speeds up to 800 MHz. Another technique we utilize is to embed passive devices within the PCB, thereby freeing valuable board space to reduce form factors and improve signal integrity. Our solutions also address the system-level thermal issues encountered at high operating speeds via such innovations as planar designs and proprietary heat dissipation technologies that allow us to minimize heat concentrations within the system.

High Quality and Reliability.   We perform a full range of product reliability testing and share the results with our customers on an on-going basis. We use advanced design tools to accurately simulate the system performance targets of our customers and to ensure that our products comply with our customers’ specifications. All of our memory subsystems undergo both functional and system burn-in testing prior to delivery to our customers. We complement our test capabilities with advanced imaging technology to inspect the quality of our micro ball grid array, or microBGA, assemblies. We believe that our testing procedures significantly enhance the quality and reliability of our products.

Rapid Order Fulfillment Capability.   We operate our manufacturing facility in a manner that maximizes our ability to meet changing customer demand. Our turn-around times are typically one week or less, and in some cases as few as two days, which allows us to match unforeseen customer demand and to provide our OEM customers with timely access to products.

Cost-Effective Memory Solutions.   We provide high performance memory subsystems at what we believe to be the lowest cost per bit for many applications. Our portfolio of proprietary technologies and design techniques allow us to use cost-effective, current generation dynamic random access memory integrated circuits, or DRAM ICs, and in some cases avoid additional costs from chip-stacking to significantly lower the cost of our memory subsystems. Additionally, the superior thermal characteristics and electronic signal integrity of our subsystems helps OEMs reduce costs through simplified system design.

Our Products

We are currently designing, manufacturing and selling memory subsystems with speeds up to 667 MHz, densities up to 8 gigabytes, and form factors as small as 0.72 inches, or 18.3 millimeters, in height. Our products for the server market address a broad variety of memory capacity and configuration requirements, as well as a broad range of server types, including tower, rack-mounted, and blade servers. Our current products primarily support double data rate, or DDR, and DDR2, DRAM technologies.

The following table lists representative products from our major families of high performance memory subsystems:

DDR2 Registered Dual In-line Memory Module

Density	Height	Speed (MHz)	Applications
256MB	30mm	400/533	RAID Memory
512MB	30mm	400/533/667	Blade Servers
512MB	18.3mm	400/533/667	Blade Servers
1GB	18.3mm	400/533/667	Blade Servers
1GB	30mm	400/533/667	1U, 2U+ Servers, Networking
2GB	30mm	400/533/667	1U, 2U+ Servers, Networking
2GB	18.3mm	400/533/667	Blade Servers, Networking
4GB	30mm	400/533/667	1U, 2U+ Servers, Workstations
4GB	18.3mm	400/533	Blade Servers

DDR2 Fully Buffered Dual In-line Memory Module

Density	Height	Speed (MHz)	Applications
1GB	30mm	400/533/667	1U, 2U+ Servers, Workstations
2GB	30mm	400/533/667	1U, 2U+ Servers, Workstations
4GB	30mm	400/533	1U, 2U+ Servers, Workstations

DDR2 Unbuffered Dual In-line Memory Module

Density	Height	Speed (MHz)	Applications
256MB	30mm	400/533/667	Workstations
512MB	30mm	400/533/667	Workstations
1GB	30mm	400/533/667	Workstations
2GB	30mm	400/533	Workstations

DDR2 Small Outline Dual In-line Memory Module

Density	Height	Speed (MHz)	Applications
1GB	30mm	400/533/667	Notebooks, Networking
2GB	30mm	400/533	Notebooks, Networking

DDR Registered Dual In-line Memory Module

Density	Height	Speed (MHz)	Applications
1GB	30mm	400	1U, 2U+ Servers
1GB	18.3mm	400	Blade Servers, Networking
2GB	30mm	400	1U, 2U+ Servers
2GB	18.3mm	400	Blade Servers, Networking
2GB	18.3mm	400	Blade Servers, Networking
4GB	51mm	400	1U, 2U+ Servers
4GB	30mm	400	1U, 2U+ Servers
8GB	30mm	400	1U, 2U+ Servers

DDR Unbuffered Dual In-line Memory Module

Density	Height	Speed (MHz)	Applications
1GB	30mm	400	1U, 2U+ Servers, Workstations
2GB	30mm	400	1U, 2U+ Servers, Workstations

DDR Small Outline Dual In-line Memory Module

Density	Height	Speed (MHz)	Applications
1GB	1.2”	400	Notebooks, Networking

Technology

We have a portfolio of proprietary technologies and design techniques and have assembled an engineering team with expertise in semiconductor, printed circuit boards, memory subsystem and system design. Our technology competencies include:

Very Low Profile Designs.   We were the first company to create a 1 gigabyte memory subsystem in a form factor of less than one inch in height. We believe our proprietary board design technology is particularly useful in the rapidly growing blade server market, where efficient use of motherboard space is critical. Our technology has allowed us to decrease the system board space required for memory, and improve thermal performance and operating speeds, by enabling our customers to use alternative methods of component layout.

Proprietary PCB Designs.   We utilize advanced, proprietary techniques to optimize electronic signal strength and integrity within a PCB. These techniques include the use of 8- or 10-layer boards, matching conductive trace lengths, a minimized number of conductive connectors, or vias, and precise load balancing to, among other things, help reduce noise and crosstalk between adjacent traces. In addition, our proprietary designs for the precise placement of intra-substrate components allow us to assemble memory subsystems with significantly smaller physical size, enabling OEMs to develop products with smaller footprints for their customers.

Planar Design.   Our planar solutions are designed to provide high density solutions in a more cost-effective manner than traditional chip-stacking. We believe traditional chip-stacking can represent up to 30% or more of the total cost of a memory subsystem. Our planar solutions achieve the same densities as chip-stacked modules but do so by leveraging our PCB design expertise to place ICs in two rows in the same plane rather than on top of each other. Our planar memory subsystem designs feature high memory capacity with improved thermal characteristics by dissipating heat uniformly throughout the PCB.

Advanced Planar Designs.   We plan to extend our planar design capabilities to develop very high density memory subsystems. These advanced planar designs may allow us to build modular solutions at lower costs compared to other packaging technologies. Additionally, these advanced planar solutions may remove heat generated by memory components in a more effective manner and can be used to build memory subsystems in a number of densities and form factors.

IC Design Expertise.   We have designed blocks of custom logic that can be implemented in a stand-alone IC or integrated with other functional blocks in other ICs. We use these custom logic blocks to effectively increase density and reduce costs by allowing the use of two current-generation, lower density DRAM ICs in lieu of a single next-generation higher density IC.

Innovative Design Verification Tools.   We use our innovative and proprietary DRAM load simulators during the product development stage to carefully assess DRAM IC load balancing requirements in our memory subsystems. Our DRAM load simulators are mounted in a memory subsystem in place of DRAM ICs to test the electronic signal strength and integrity of the memory design without disrupting signal quality. This provides us with more accurate feedback than that provided by conventional means because we are able to measure the signals at the precise point of origination.

Thermal Management Designs.   We design our memory subsystems to ensure effective heat dissipation. We use thermal cameras to obtain thermal profiles of the memory subsystem during the design phase, allowing us to rearrange components to enhance thermal characteristics and, if necessary, replace components that do not meet specifications. We use thermal simulation and modeling software to create comprehensive heat transfer models of our memory subsystems, which enables our engineers to quickly develop accurate solutions to potential thermal issues. We also develop and use proprietary heat spreaders to enhance the thermal management characteristics of our memory subsystems.

Customers

We primarily market and sell our products to leading OEMs in the server, high performance computing and communications markets. Our memory subsystems are incorporated into multiple platforms at IBM, Dell, Gateway, Lenovo, Hewlett-Packard and other OEMs. Sales to IBM, Dell and Lenovo generated approximately 33%, 38% and 2%, respectively, of our net sales in 2006 and 20%, 35% and 13%, respectively, of our net sales in 2005.

The following chart summarizes some of our representative customers in our principal end markets for 2006:*

Servers	Workstations	Mobile Computing
Dell, Gateway, Google, IBM	Dell, Hewlett-Packard	Hewlett-Packard, Lenovo

High Performance Computing	Networking/Telecom
PSSC Labs, Verari, Western Scientific	Force10, Foundry Networks, Stoke, Tekelec

*                    Listing does not include all representative markets or customers due to contractual confidentiality provisions.

Our sales are made primarily pursuant to standard purchase orders that may be rescheduled or canceled on relatively short notice. Thus, we do not have a significant backlog.

Sales and Marketing

We market and sell our products through a direct sales force and a network of independent sales representatives. Our sales activities focus primarily on developing strong relationships at the technical, marketing and executive management levels within market-leading OEMs. These OEMs design systems for a variety of applications that require a significant number of high performance memory subsystems, representing substantial opportunities for us. We have been successful in developing OEM relationships through our ability to provide high performance memory subsystems. Our direct sales group and field application engineers work closely with our OEM customers at an early stage of their design cycles to solve their design challenges and to design our products into their systems.

We believe in the timely communication and exchange of information with our customers. We utilize well-trained, highly technical program management teams to successfully drive new product development and quickly respond to our customers’ needs and expectations. Our program management teams provide quick response times and act as a single point-of-contact for routine issues during the sales process. Additionally, they address the long-term business and technology goals of our customers. We employ a team approach to business development whereby our sales team and independent representatives identify, qualify and prioritize customer prospects through offices in a number of locations worldwide.

Our marketing efforts are twofold: creating awareness of the benefits of our proprietary technologies and design techniques in the development of application-specific memory subsystems, and building our brand awareness with our current and potential customers.

Manufacturing

We currently manufacture all of our products at our facility in Irvine, California. Our advanced engineering and design capabilities, combined with our in-house manufacturing processes, allow us to assemble our memory subsystems reliably and in high volume. Our advanced, customized manufacturing facility is capable of surface mount assembly, subsystem testing, system-level burn-in testing, programming, marking, labeling and packaging. At each stage of the production cycle, including product prototyping, qualification sample production and high-volume manufacturing and delivery, we focus on providing our customers with rapid response and short manufacturing turn-around times. Manufacturing cycle times for our products are typically one week or less, and in some cases as few as two days, from receipt of order.

We are expanding our manufacturing capabilities by opening a new facility near Shanghai in the People’s Republic of China, or the PRC, which we expect will begin production in the second half of 2007. This facility will be configured in the same manner as our Irvine facility and, once operating, will significantly increase our manufacturing capacity. We believe that this facility will enable us to achieve better operating leverage through lower material and labor costs. This facility will also put our products in closer proximity to a number of our end customers, allowing us to fulfill customer orders more quickly. During February 2007, we entered into various agreements for this facility including construction of leasehold improvements and purchase of manufacturing equipment.

We acquire components and materials such as DRAM ICs from third party suppliers and assemble them into finished subsystems. We believe that one of our key strengths is the efficient procurement and management of components for our subsystems, which benefits our customers in the form of lower costs and increased product availability. We have developed strong supplier relationships with key DRAM IC manufacturers, which we believe gives us direct and ready access to the critical components that we need for our production activities. We typically qualify our products with our customers using multiple manufacturers of DRAM ICs. The flexibility to choose from several DRAM IC providers allows us to minimize product cost and maximize product availability.

We schedule production based on purchase order commitments and anticipated orders. In addition, we use advanced inventory management and material resource planning techniques to manage our supply chain. Using electronic data interchange with our suppliers, we are able to react quickly to changes in raw material availability. We release raw materials to the manufacturing floor by means of an on-line computerized system, which allows for internal quality analysis, direct access to inventory information and production floor material tracking. We have a flexible manufacturing system, and we have the capability to sell excess quantities of DRAM ICs to mitigate inventory risks. Our sales of excess inventory generated $11.4 million, or 8%, of our net sales for 2006 and $19.1 million, or 24%, of our net sales for 2005.

Our quality assurance engineers work with our suppliers to ensure that the raw materials we receive meet our high quality standards. These engineers also perform onsite quality control audits and use our internal test and inspection systems to verify that purchased components and materials meet our specifications. Our supplier quality program and incoming material quality control program are important aspects of our overall manufacturing process.

We strive to reduce product failures to the lowest possible rate. To achieve this goal, we perform ongoing reliability testing on our memory subsystems and share the results of that testing with our customers. We believe that this improves the system design process and allows for the elimination of potential problems at the earliest possible stage. In addition, we have implemented procedures which require that all of our memory subsystems undergo functional and system burn-in testing prior to delivery to the customer. We complement our test capabilities with advanced imaging technology to inspect the quality of our microBGA assemblies.

We are certified in ISO 9001:2000 Quality Management Systems, ISO 14001:1996 Environmental Management Standards, and OSHAS 18001:1999 Occupational Health and Safety Management Systems.

Competition

Our products are primarily targeted for the server, high performance computing and communications markets. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs. Our primary competitors are memory module providers such as SimpleTech, Inc., SMART Modular Technologies, Inc., and Viking Interworks, a division of Sanmina-SCI Corporation. We also face competition from DRAM manufacturers in a limited range of applications. As we enter new markets and pursue additional applications for our products, we may face competition from a larger number of competitors.

Many of our competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer standing relationships with customers and suppliers. Some of our competitors may also have a greater ability to influence industry standards than we do, as well as more extensive patent portfolios.

Some of our customers and suppliers may have proprietary products or technologies which are competitive with our products, or could develop internal solutions or enter into strategic relationships with, or acquire, existing high-density memory module providers. Any of these actions could reduce our customers’ demand for our products. Some of our significant suppliers of memory ICs may be able to manufacture competitive products at lower costs by leveraging internal efficiencies, or could choose to reduce our supply of memory ICs, adversely affecting our ability to manufacture our memory subsystems on a timely basis, if at all.

Our ability to compete in our current target markets and in future markets will depend in large part on our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing market requirements. We believe that the principal competitive factors in the selection of high performance memory subsystems by potential customers are:

•       understanding of OEM system and business requirements;

•       timeliness of new product introductions;

•       design characteristics and performance;

•       quality and reliability;

•       track record of volume delivery;

•       credibility with the customer;

•       fulfillment capability and flexibility; and

•       price.

We believe that we compete favorably with respect to these factors. We expect, however, that our current and future competitors could develop competing products that could cause a decline in sales or loss of market acceptance of our products.

Research and Development

The market for high performance memory subsystems is characterized by rapid and continuous technology development and product innovation. We believe that the continued and timely development of new products and the enhancement of existing products are critical to maintaining our competitive position. Our research and development engineers focus on new product design and development, the development of thermal and electronic signal integrity solutions, new product testing techniques and methodologies and improvements to our manufacturing processes.

Our engineering staff continually explores practical applications of new technologies, works with our OEM customers and provides support services throughout the product life cycle, including architecture definition, component selection, schematic design, layout, manufacturing and test engineering. An important aspect of our research and development effort is to understand the challenges presented by our OEM customers’ requirements and satisfy them by utilizing our industry knowledge, proprietary technologies and technical expertise.

We believe that to remain competitive we must continue to focus on developing advanced memory subsystem technologies to address our customers’ increasingly complex memory subsystem requirements. Our total expenditures for research and development were $3.3 million, $3.0 million and $3.8 million for 2006, 2005 and 2004, respectively.

We use advanced design tools to develop products that operate at high frequencies. These design tools enable real-time simulation and behavioral modeling of our designs using the input/output buffer information specification of our suppliers’ components. These simulation tools help us reduce or eliminate electronic signal reflections, clock skews, signal jitter and noise, all of which can reduce system performance and reliability.

Intellectual Property

Our high performance memory subsystems are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information.

As of December 30, 2006, we had four patents issued and eleven patent applications pending. Assuming that they are properly maintained, one of our issued patents will expire in 2022 and the other three will expire in 2024. Our issued patents and patent applications relate to PCB design and layout techniques, packaging techniques, and the use of custom logic in high performance memory subsystems. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner also will continue to be important factors in maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our pending patent applications.

Despite our precautions, a third party may reverse engineer, copy or otherwise obtain and use our products, services or technology without authorization, develop similar technology independently or design around any patents issued to us. There can be no assurance that our efforts taken to prevent misappropriation or infringement of our intellectual property by third parties have been or will be successful.

Employees

As of January 31, 2007, we had 146 full-time employees, including 98 employees in operations, 15 employees in research and development, 21 employees in sales and marketing, and 12 employees engaged in other administrative functions. Our operations department performs manufacturing, procurement and planning activities. We use contract employees in our operations department from time to time to effectively manage our manufacturing workflow. As of January 31, 2007, our operations department had 33 contract employees engaged full-time in manufacturing and our general and administrative departments had 4 contract employees. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

General Information

We maintain a website at www.netlist.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We file reports with the Securities and Exchange Commission and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website also contains copies of our corporate governance policy, code of business conduct and ethics, insider trading policy and whistleblower policy, as well as copies of the charters for our audit committee, compensation committee and nominating and corporate governance committee.

Item1A.                   Risk Factors

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements generally are identified by words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “may”, “will likely” and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. We are under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties, including but not limited to the rapidly-changing nature of technology; evolving industry standards; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components; and the political and regulatory environment in the PRC. Our actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below. The risks below are not the only ones we face. Additional risks and risks that management currently considers immaterial may also have an adverse effect on us.

We have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our limited operating history makes it difficult to predict our future performance. Our operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these quarterly and annual fluctuations include the following factors, as well as other factors described elsewhere in this report:

•       the loss of, or a significant reduction in sales to, a key customer;

•       the cyclical nature of the industry in which we operate;

•       a reduction in the demand for our high performance memory subsystems or the systems into which they are incorporated;

•       our inability to develop new or enhanced products that achieve market acceptance in a timely manner;

•       the timing of introductions of competing products or technologies;

•       our ability to adequately support future growth;

•       our ability to procure an adequate supply of key components;

•       changes in the prices of our products or in the cost of the materials that we use to build our products;

•       our failure to maintain the qualification of our products with our current customers or to qualify future products with our current or prospective customers;

•       our establishment and ongoing operation of a new manufacturing facility in the PRC;

•       the loss of any of our key personnel;

•       delays in fulfilling orders for our products or a failure to fulfill orders;

•       disputes regarding intellectual property rights;

•       litigation involving our products;

•       our customers’ failure to pay us on a timely basis; and

•       changes in accounting principles or policies.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

Our two largest customers comprised approximately 71% of our net sales for 2006 and our three largest customers comprised approximately 68% of our net sales for 2005 and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

Sales to Dell and IBM represented 38% and 33%, respectively, of our net sales in 2006. Sales to Dell, IBM and Lenovo represented 35%, 20% and 13%, respectively, of our net sales in 2005. We expect that sales to Dell and IBM will continue to represent a significant percentage of our net sales for at least the next 12 months. We do not have long-term agreements with these customers, or with any other customer. Any one of these two customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these two customers pay for our products could change at any time. The loss of either of Dell or IBM as a customer, or a significant reduction in sales to either of them, would significantly reduce our net sales and adversely affect our operating results.

Our ability to maintain or increase our net sales to our key customers depends on a variety of factors, many of which are beyond our control. These factors include our customers’ continued sales of servers and other computing systems that incorporate our memory subsystems and our customers’ continued incorporation of our products into their systems.

Because of these and other factors, we cannot assure you that net sales to these customers will continue or that the amount of such net sales will reach or exceed historical levels in any future period. Because these customers account for a substantial portion of our net sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flow.

A limited number of relatively large potential customers dominate the markets for our products.

Our target markets are characterized by a limited number of large companies. Consolidation in one or more of our target markets may further increase this industry concentration. As a result, we anticipate that sales of our products will continue to be concentrated among a limited number of large customers in the foreseeable future. We believe that our financial results will depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these potential customers. Even if we establish these relationships, our financial results will be largely dependent on these customers’ sales and business results.

The markets in which we compete are cyclical in nature, and any future downturn could adversely affect our business.

The markets in which we compete and in which our customers operate have been cyclical and are characterized by wide fluctuations in product supply and demand. These markets have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles, reductions in technology spending and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and the erosion of average selling prices. As a result, our sales will likely decline during these periods. In addition, if we are unable to control our expenses adequately in response to reduced net sales, our results of operations would be negatively impacted.

We are subject to risks relating to product concentration and lack of market diversification.

In 2006 and 2005, we derived 79% and 51%, respectively, of our net sales from sales of our high performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for most of our net sales in the near term. Continued market acceptance of these products for use in servers is critical to our success. If the demand for servers deteriorates or if the demand for our products to be incorporated in servers declines, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target markets. We may not be able to achieve this diversification, and our inability to do so may adversely affect our business.

We have historically incurred losses and may continue to incur losses.

We incurred net losses each year from the inception of our business through fiscal 2005. Our cumulative net losses were $16.3 million and $21.4 million as of December 30, 2006 and December 31, 2005, respectively. We may not be able to maintain profitability on a quarterly or annual basis in the future.

We use a small number of DRAM IC suppliers and are subject to risks of disruption in the supply of DRAM ICs.

Our ability to fulfill customer orders is dependent on a sufficient supply of DRAM ICs, which are an essential component of our memory subsystems. There is a relatively small number of suppliers of DRAM ICs, and we purchase from only a subset of these suppliers. We have no long-term DRAM supply contracts. Our dependence on a small number of suppliers and the lack of any guaranteed sources of DRAM supply expose us to several risks, including the inability to obtain an adequate supply of DRAM ICs, price increases, delivery delays and poor quality.

From time to time, shortages in DRAM ICs have required some suppliers to limit the supply of their DRAM ICs. As a result, we may be unable to obtain the DRAM ICs necessary to fill customers’ orders for our products in a timely manner. If we are unable to obtain a sufficient supply of DRAM ICs to meet our customers’ requirements, these customers may reduce future orders for our products or not purchase our products at all, which would cause our net sales to decline and harm our operating results. In addition, our reputation could be harmed, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

Our customers qualify the DRAM ICs of our suppliers for use in their systems. If one of our suppliers should experience quality control problems, it may be disqualified by one or more of our customers. This would disrupt our supplies of DRAM ICs and reduce the number of suppliers available to us, and may require that we qualify a new supplier.

The price of DRAM ICs is volatile, and excess inventory of DRAM ICs, other components, and finished products could adversely affect our gross margin.

The prices of our products are adjusted periodically based largely on the market price of DRAM ICs, which constituted more than 77% and 82% of the total cost of our memory subsystems sold during 2006 and 2005, respectively. Once our prices with a customer are negotiated, we are generally unable to revise pricing with that customer until our next regularly scheduled price adjustment. Consequently, we are exposed to the risks associated with the volatility of the price of DRAM ICs during that period. If the market price for DRAM ICs increases, we generally cannot pass this price increase on to our customers for products purchased under an existing purchase order. As a result, our cost of sales could increase and our gross margins could decrease. Alternatively, if there is a decline in the price of DRAM ICs, we will need to reduce our selling prices for subsequent purchase orders, which may result in a decline in our expected net sales.

Customer demand for our products, and thus DRAM ICs, can be difficult to estimate because we do not have long-term commitments from our customers, and our customers may cancel or defer purchase orders for any reason. If we overestimate customer demand, we will have excess inventory of DRAM ICs. If there is a subsequent decline in the price of DRAM ICs, the value of our inventory will fall. As a result, we may need to write-down the value of our DRAM IC inventory, which may result in a significant decrease in our gross margin and financial condition. If we underestimate customer demand, we will not have sufficient inventory of DRAM ICs to manufacture our products. This will lead to delays in the delivery of our products, which could cause order cancellations, the loss of customers and a decrease in our net sales.

If the supply of other component materials used to manufacture our products is interrupted, or if our inventory becomes obsolete, our results of operations and financial condition could be adversely affected.

We use consumables and other components, including PCBs, to manufacture our memory subsystems. We sometimes procure PCBs and other components from single or limited sources to take advantage of volume pricing discounts. Material shortages or transportation problems could interrupt the manufacture of our products from time to time in the future. These delays in manufacturing could adversely affect our results of operations.

Frequent technology changes and the introduction of next-generation products also may result in the obsolescence of other items of inventory, such as our custom-built PCBs, which could reduce our gross margin and adversely affect our operating performance and financial condition. We may not be able to sell some products developed for one customer to another customer because our products are often designed to address specific customer requirements, and if we are able to sell these products our margin on such products may be reduced.

We may lose our competitive position if we are unable to timely and cost-effectively develop new or enhanced products that meet our customers’ requirements and achieve market acceptance.

Our industry is characterized by intense competition, rapid technological change, evolving industry standards and rapid product obsolescence. Evolving industry standards and technological change or new, competitive technologies could render our existing products obsolete. Accordingly, our ability to compete in the future will depend in a large part on our ability to identify and develop new or enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements. In order to develop and introduce new or enhanced products, we need to:

•       identify and adjust to the changing requirements of our current and potential customers;

•       identify and adapt to emerging technological trends and evolving industry standards in our markets;

•       design and introduce cost-effective, innovative and performance-enhancing features that differentiate our products from those of our competitors;

•       develop relationships with potential suppliers of components required for these new or enhanced products;

•       qualify these products for use in our customers’ products; and

•       develop and maintain effective marketing strategies.

Our product development efforts are costly and inherently risky. It is difficult to foresee changes or developments in technology or anticipate the adoption of new standards. Moreover, once these things are identified, if at all, we will need to hire the appropriate technical personnel, develop the product and identify and eliminate design flaws. As a result, we may not be able to successfully develop new or enhanced products, or we may experience delays in the development and introduction of new or enhanced products. Delays in product development and introduction could result in the loss of, or delays in generating, net sales and the loss of market share, as well as damage to our reputation. Even if we develop new or enhanced products, they may not meet our customers’ requirements or gain market acceptance. Accordingly, we cannot assure you that our future product development efforts will result in the development of new or enhanced products or that such products will achieve market acceptance.

Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of net sales.

Our prospective customers generally make a significant commitment of resources to test and evaluate our memory subsystems prior to purchasing our products and integrating them into their systems. This extensive qualification process involves rigorous reliability testing and evaluation of our products, which may continue for six months or longer and is often subject to delays. In addition to qualification of specific products, some of our customers may also require us to undergo a technology qualification if our product designs incorporate innovative technologies that the customer has not previously encountered. Such technology qualifications often take substantially longer than product qualifications and can take over a year to complete. Qualification by a prospective customer does not ensure any sales to that prospective customer. Even after successful qualification and sales of our products to a customer, changes in our products, our manufacturing facilities, our production processes or our component suppliers may require a new qualification process, which may result in additional delays. In addition, because the qualification process is both product-specific and platform-specific, our existing customers sometimes require us to requalify our products, or to qualify our new products, for use in new platforms or applications. For example, as our OEM customers transition from prior generation DDR DRAM architectures to current generation DDR2 DRAM architectures, we must design and qualify new products for use by those customers. In the past, this process of design and qualification has taken up to six months to complete, during which time our net sales to those customers declined significantly. After our products are qualified, it can take several months before the customer begins production and we begin to generate net sales. We must devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with prospective customers in anticipation of sales. If we delay or do not succeed in qualifying a product with a prospective customer, we will not be able to sell that product to that prospect, which would harm our operating results and business.

We may not be able to maintain our competitive position because of the intense competition in our targeted markets.

We participate in a highly competitive market, and we expect competition to intensify. Many of these competitors have longer operating histories, significantly greater resources and name recognition, a larger base of customers and longer-standing relationships with customers and suppliers than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion and sale of products and are better positioned than we are to influence customer acceptance of their products over our products. These competitors also may be able to respond better to new or emerging technologies or standards and may be able to deliver products with comparable or superior performance at a lower price. For these reasons, we may not be able to compete successfully against these competitors.

In addition to the competitors described above, some of our OEM customers have their own internal design groups that may develop solutions that compete with ours. These design groups have some advantages over us, including direct access to their respective companies’ technical information and technology roadmaps. Our OEM customers also have substantially greater resources, financial or otherwise, than we do, and may have lower cost structures than ours. As a result, they may be able to design and manufacture competitive products more efficiently or inexpensively. If any of these OEM customers are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any or all of which could harm our business and results of operations.

We expect our competitors to continue to improve the performance of their current products, reduce their prices and introduce new or enhanced technologies that may offer greater performance and improved pricing. If we are unable to match or exceed the improvements made by our competitors, our market position would deteriorate and our net sales would decline. In addition, our competitors may develop future generations and enhancements of competitive products that may render our technologies obsolete or uncompetitive.

We also expect to face competition from new and emerging companies that may enter our existing or future markets. These potential competitors may have similar or alternative products which may be less costly or provide additional features.

The establishment and ongoing operation of our planned manufacturing facility in the People’s Republic of China, or the PRC, could expose us to new and significant risks.

We are in the process of establishing a new manufacturing facility in the PRC. To prepare this facility for operation, we will need to purchase new equipment, replicate our current manufacturing processes and hire additional technical personnel. The difficulties normally associated with this complicated process will be compounded by language and cultural differences, as well as the geographic distance from our current facility. Our management has limited experience in creating or overseeing foreign operations, and this new facility may divert substantial amounts of their time. Further, this new facility will be subject to factory audits by our customers. We may not be able to begin operations at this new facility on a timely basis, or at all. Even if this facility becomes operational and is qualified by our customers, we cannot assure you that we will be able to maintain control over product quality, delivery schedules, manufacturing yields and costs as we increase our output. We will also have to manage a local workforce that may subject us to uncertainties or regulatory policies. Any difficulties in operating this new facility could cause product delivery delays and reduce our operating results.

We currently anticipate that our new manufacturing facility in the PRC will become operational in the second half of 2007. Once this facility is established and becomes operational, some of our net sales will be denominated in Chinese Renminbi, or Yuan. The Chinese government controls the procedures by which Yuan is converted into other currencies, and conversion of Yuan generally requires government consent. As a result, Yuan may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures, or imposes restrictions on currency conversion, those actions may negatively impact our operations and could reduce our operating results. In addition, fluctuations in the exchange rate between Yuan and U.S. dollars may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. These fluctuations may also adversely affect the comparability of our period-to-period results. If we decide to declare dividends and repatriate funds from our Chinese operations, we will be required to comply with the procedures and regulations of applicable Chinese law. Any changes to these procedures and regulations, or our failure to comply with those procedures and regulations, could prevent us from making dividends and repatriating funds from our Chinese operations, which could adversely affect our financial condition. If we are able make dividends and repatriate funds from our Chinese operations, these dividends would be subject to U.S. corporate income tax.

The PRC currently provides for favorable tax rates for certain foreign-owned enterprises operating in specified locations in the PRC.  We are establishing our China facility in such a tax-favored location.  Should the PRC government enact a revised income tax structure, it is possible that we would not realize the tax benefits that we currently anticipate and this could adversely impact our operating results.

We depend on a few key employees, and if we lose the services of any of those employees or are unable to hire additional personnel, our business could be harmed.

Our success to date has been highly dependent on the experience, relationships and technical knowledge of Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board, Jayesh Bhakta, our Chief Technology Officer, and Christopher Lopes, our Vice President of Sales. We believe that our future success will be dependent on our ability to retain the services of these key employees, develop their successors, reduce our reliance on them, and properly manage the transition of their roles should departures occur.

The loss of these key employees could delay the development and introduction of, and negatively impact our ability to sell our products and otherwise harm our business. We do not have employment agreements with any of these key employees other than Mr. Hong. We do not carry “Key Man” life insurance on any of our key employees.

Our future success also depends on our ability to attract, retain and motivate highly skilled engineering, manufacturing, other technical and sales personnel. Competition for experienced personnel is intense. We may not be successful in attracting new engineers or other technical personnel, or in retaining or motivating our existing personnel. If we are unable to hire and retain engineers with the skills necessary to keep pace with the evolving technologies in our markets, our ability to continue to provide our current products and to develop new or enhanced products will be negatively impacted, which would harm our business. In addition, the shortage of experienced engineers, and other factors, may lead to increased recruiting, relocation and compensation costs for such engineers, which may exceed our expectations and resources. These increased costs may make hiring new engineers difficult, or may reduce our margins.

As of January 31, 2007, 20% of our workforce consisted of contract personnel. We invest considerable time and expense in training these contract employees. We may experience high turnover rates in our contract employee workforce, which may require us to expend additional resources in the future. If we convert any of these contract employees into permanent employees, we may have to pay finder’s fees to the contract agency.

Our lack of a significant backlog of unfilled orders, and the difficulty inherent in forecasting customer demand, makes it difficult to forecast our short-term production requirements to meet that demand.

We do not have long-term purchase agreements with our customers. Instead, our customers generally place purchase orders no more than two weeks in advance of their desired delivery date, and these purchase orders generally have no cancellation or rescheduling penalty provisions. This fact, combined with the quick turn-around times that apply to each order, makes it difficult to forecast our production needs and allocate production capacity efficiently. Our production expense levels are based in part on our forecasts of our customers’ future product requirements and to a large extent are fixed in the short term. As a result, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in those orders. Any significant shortfall of customer orders in relation to our expectations could hurt our operating results, cash flows and financial condition. Also, any rapid increases in production required by our customers could strain our resources and reduce our margins. If such a rapid increase were to occur at any given time, we may not have sufficient short-term manufacturing capacity to meet our customers’ immediate demands.

We attempt to forecast the demand for the DRAM ICs and other components needed to manufacture our products. Lead times for components vary significantly and depend on various factors, such as the specific supplier and the demand and supply for a component at a given time. If we underestimate customer demand or if we have not provided for sufficient manufacturing capacity, we would not be able to manufacture a sufficient quantity of our products and could forego sales opportunities, lose market share and damage our customer relationships.

If we are unable to manufacture our products efficiently, our operating results could suffer.

We must continuously review and improve our manufacturing processes in an effort to maintain satisfactory manufacturing yields and product performance, lower our costs and otherwise remain competitive. For example, we began implementing lead-free soldering technologies in our manufacturing processes in the second quarter of 2005, and “Reduction of Hazardous Substances” manufacturing processes in the fourth quarter of 2005, both of which have been fully implemented. Implementing process improvements in the future could negatively impact our manufacturing yields, which would in turn adversely affect our results of operations.

As we manufacture more complex products, the risk of encountering delays or difficulties increases. The start-up costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment, and any resulting manufacturing delays and inefficiencies, could negatively impact our results of operations.

If we need to add manufacturing capacity, an expansion of our existing manufacturing facility or establishment of a new facility could be subject to factory audits by our customers. For example, our new manufacturing facility in the PRC will need to be audited and approved by our key customers. Any delays or unexpected costs resulting from this audit process could adversely affect our net sales and results of operations. In addition, we cannot be certain that we will be able to increase our manufacturing capacity on a timely basis or meet the standards of any applicable factory audits.

If we fail to protect our proprietary rights, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results.

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. To date we have had only four patents issued. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

It is possible that our efforts to protect our intellectual property rights may not:

•       prevent challenges to, or the invalidation or circumvention of, our existing intellectual property rights;

•       prevent our competitors from independently developing similar products, duplicating our products or designing around any patents that may be issued to us;

•       prevent disputes with third parties regarding ownership of our intellectual property rights;

•       prevent disclosure of our trade secrets and know-how to third parties or into the public domain;

•       result in valid patents, including international patents, from any of our pending or future applications; or

•       otherwise adequately protect our intellectual property rights.

Others may attempt to reverse engineer, copy or otherwise obtain and use our proprietary technologies without our consent. Monitoring the unauthorized use of our technologies is difficult. We cannot be certain that the steps we have taken will prevent the unauthorized use of our technologies. This is particularly true in foreign countries, such as the PRC, where we are in the process of establishing a new manufacturing facility and where the laws may not protect our proprietary rights to the same extent as applicable U.S. laws.

If some or all of the claims in our patent applications are not allowed, or if any of our intellectual property protections are limited in scope by a court or circumvented by others, we could face increased competition with regard to our products. Increased competition could significantly harm our business and our operating results.

We may be involved in costly legal proceedings to defend against claims that we infringe the intellectual property rights of others or to enforce or protect our intellectual property rights.

Lawsuits claiming that we are infringing others’ intellectual property rights may be brought against us, and we may have to defend against claims of infringement or invalidity. We currently plan to explore new technologies such as flash memory and to develop new products for our existing markets, such as communications, and for new markets, such as networking. By making use of these new technologies and entering these new markets there is an increased likelihood that others might allege that our products infringe on their intellectual property rights. Litigation is inherently uncertain, and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. An adverse outcome also could force us to take specific actions, including causing us to:

•       cease selling products that are claimed to be infringing a third party’s intellectual property;

•       pay royalties on past or future sales;

•       seek a license from the third party intellectual property owner to use their technology in our products, which license may not be available on reasonable terms, or at all; or

•       redesign those products that are claimed to be infringing a third party’s intellectual property.

There is a limited pool of experienced technical personnel that we can draw upon to meet our hiring needs. As a result, a number of our existing employees have worked for our existing or potential competitors at some point during their careers, and we anticipate that a number of our future employees will have similar work histories. In the past, some of these competitors have claimed that our employees misappropriated their trade secrets or violated non-competition or non-solicitation agreements. Some of our competitors may threaten or bring legal action involving similar claims against us or our existing employees or make such claims in the future to prevent us from hiring qualified candidates. Lawsuits of this type may be brought, even if there is no merit to the claim, simply as a strategy to drain our financial resources and divert management’s attention away from our business.

We also may find it necessary to litigate against others, including our competitors, customers and former employees, to enforce our intellectual property and contractual and commercial rights including, in particular, our trade secrets, as well as to challenge the validity and scope of the proprietary rights of others. We could become subject to counterclaims or countersuits against us as a result of this litigation. Moreover, any legal disputes with customers could cause them to cease buying or using our products or delay their purchase of our products and could substantially damage our relationship with them.

Any litigation, regardless of its outcome, would be time consuming and costly to resolve, divert our management’s time and attention and negatively impact our results of operations.

If we are required to obtain licenses to use third party intellectual property and we fail to do so, our business could be harmed.

Although some of the components used in our final products contain the intellectual property of third parties, we believe that our suppliers bear the sole responsibility to obtain any rights and licenses to such third party intellectual property. While we have no knowledge that any third party licensor disputes our belief, we cannot assure you that disputes will not arise in the future. The operation of our business and our ability to compete successfully depends significantly on our continued operation without claims of infringement or demands resulting from such claims, including demands for payments of money in the form of, for example, ongoing licensing fees.

If it is determined that we are required to obtain inbound licenses and we fail to obtain licenses, or if such licenses are not available on economically feasible terms, our business, operating results and financial condition could be significantly harmed.

If our products are defective or are used in defective systems, we may be subject to product recalls or product liability claims.

If our products are defectively manufactured, contain defective components or are used in defective or malfunctioning systems, we could be subject to product liability claims and product recalls, safety alerts or advisory notices. While we have product liability insurance coverage, it may not be adequate to satisfy claims made against us. We also may be unable to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls, regardless of their ultimate outcome, could have an adverse effect on our business, financial condition and reputation, and on our ability to attract and retain customers. In addition, we may determine that it is in our best interest to accept product returns in circumstances where we are not contractually obligated to do so in order to maintain good relations with our customers. Accepting product returns may negatively impact our operating results.

If we acquire other businesses or technologies in the future, these acquisitions could disrupt our business and harm our operating results and financial condition.

We will evaluate opportunities to acquire businesses or technologies that might complement our current product offerings or enhance our technical capabilities. We have no experience in acquiring other businesses or technologies. Acquisitions entail a number of risks that could adversely affect our business and operating results, including:

•       difficulties in integrating the operations, technologies or products of the acquired companies;

•       the diversion of management’s time and attention from the normal daily operations of the business;

•       insufficient increases in net sales to offset increased expenses associated with acquisitions or acquired companies;

•       difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•       the overestimation of potential synergies or a delay in realizing those synergies;

•       entering markets in which we have no or limited experience and in which competitors have stronger market positions; and

•       the potential loss of key employees of the acquired companies.

Future acquisitions also could cause us to incur debt or be subject to contingent liabilities. In addition, acquisitions could cause us to issue equity securities that could dilute the ownership percentages of our existing stockholders. Furthermore, acquisitions may result in material charges or adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred stock-based compensation expense and identifiable purchased intangible assets or impairment of goodwill, any or all of which could negatively affect our results of operations.

If we do not effectively manage our growth, our resources, systems and controls may be strained and our results of operations may suffer.

We have expanded, and plan to continue to expand, our operations, both domestically and internationally. Any future growth may strain our resources, management information and telecommunication systems, and operational and financial controls. To manage our growth effectively, including the development of our new manufacturing facility in the PRC, we must continue to improve and expand our systems and controls. We may not be able to do this in a timely or cost-effective manner, and our current systems and controls may not be adequate to support our future operations. In addition, our officers have relatively limited experience in managing a rapidly growing business or a public company. As a result, they may not be able to provide the guidance necessary to continue our growth or maintain our market position. Any failure to manage our growth or improve or expand our existing systems and controls, or unexpected difficulties in doing so, could harm our business.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We plan to evaluate our internal controls over financial reporting to allow management to report on, and our registered public accounting firm to attest to, those internal controls as will be required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission, which we collectively refer to as Section 404. This will involve system and process evaluations and testing to comply with the management assessment and registered public accounting firm attestation requirements of Section 404, which will initially have to be made in our annual report on Form 10-K for our 2007 fiscal year. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

We note that there are inherent limitations on the effectiveness of internal controls, as they cannot prevent collusion, management override or failure of human judgment. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, and it could harm our financial condition and results of operations, result in a loss of investor confidence and negatively impact our share price.

If a standardized memory solution which addresses the demands of our customers is developed, our net sales and market share may decline.

Many of our memory subsystems are specifically designed for our OEM customers’ high performance systems. Our business would be harmed if these high performance systems were to become standardized so that DRAM IC manufacturers or other companies could develop and manufacture a commodity memory module addressing the demands of some or all of these high performance applications. If DRAM IC manufacturers or other companies are able to develop a standardized solution, our future business may be limited to identifying the next generation of high performance memory demands of OEM customers and developing a solution that addresses such demands. Until fully implemented, this next generation of products may constitute a much smaller market, which may reduce our net sales and market share.

Our failure to comply with environmental laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs.

We are subject to various and frequently changing U.S. federal, state and local and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. In particular, some of our manufacturing processes may require us to handle and dispose of hazardous materials from time to time. For example, in the past our manufacturing operations have used lead-based solder in the assembly of our products. Today, we use lead-free soldering technologies in our manufacturing processes, as this is required for products entering the European Union. We could incur substantial costs, including clean-up costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of, or noncompliance with, environmental laws and regulations. These laws and regulations also could require us to incur significant costs to remain in compliance.

Economic, political and other risks associated with international sales and operations could adversely affect our net sales.

Part of our growth strategy involves making sales to foreign corporations and delivering our products to facilities located in foreign countries. To facilitate this process and to meet the long-term projected demand for our products, we are planning to set up a new manufacturing facility in the PRC. Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations. We will begin operating in business and regulatory environments in which we have little or no previous experience. We will need to overcome language and cultural barriers to effectively conduct our operations in these new environments. In addition, the economies of the PRC and other countries have been highly volatile in the past, resulting in significant fluctuations in local currencies and other instabilities. These instabilities affect a number of our customers and suppliers in addition to our foreign operations and continue to exist or may occur again in the future. International turmoil and the threat of future terrorist attacks, both domestically and internationally, have contributed to an uncertain political and economic climate, both in the U.S. and globally, and have negatively impacted the worldwide economy. The occurrence of one or more of these instabilities could adversely affect our foreign operations and some of our customers or suppliers, each of which could adversely affect our net sales. In addition, our failure to meet applicable regulatory requirements or overcome cultural barriers could result in production delays and increased turn-around times, which would adversely affect our business.

Our operations could be disrupted by power outages, natural disasters or other factors.

Our current manufacturing facility is located in Irvine, California. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from equipment failure, power failures, quality control issues, human error, government intervention or natural disasters, including earthquakes, fires or floods, could interrupt or interfere with our manufacturing operations and consequently harm our business, financial condition and results of operations. Such disruptions would cause significant delays in shipments of our products and adversely affect our operating results.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

Our executive officers, directors and 5% stockholders beneficially own, in total, approximately 50% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of provisions which are included in our certificate of incorporation and bylaws, each as amended:

•       our board of directors is authorized, without prior stockholder approval, to designate and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

•       stockholder action by written consent is prohibited;

•       nominations for election to our board of directors and the submission of matters to be acted upon by stockholders at a meeting are subject to advance notice requirements; and

•       our board of directors is expressly authorized to make, alter or repeal our bylaws.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation and bylaws, and of Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.

Item 1B.               Unresolved Staff Comments

Not Applicable.

Item 2.                        Properties

Our corporate headquarters are located in approximately 7,000 square feet of space in Irvine, California, under a lease that expires in June 2007. We also lease approximately 8,500 square feet of space for our manufacturing facility located in Irvine, California. This lease expires in November 2010. We are presently negotiating for larger space, in Irvine, to consolidate our headquarters and manufacturing buildings. In addition, we lease offices on a monthly basis in corporate office centers located in Austin, Texas, Raleigh, North Carolina and Dublin, Ireland. We are in the process of establishing a manufacturing facility in the PRC. To date we have entered into a letter of intent to lease a facility and have commenced recruiting local personnel. We expect this facility to be operational in the second half of 2007. We believe that our current and planned facilities are adequate for our current and expected operations for the next twelve months and that additional space can be obtained if needed.

Item 3.        Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. To date, no legal proceeding has had a material effect on us and we are not party to any material legal proceeding.

Item 4.                        Submission of Matters to a Vote of Security Holders

Our annual meeting of our stockholders was held on October 23, 2006, at our corporate offices in Irvine, for the election of directors and approval of Corbin & Company LLP as our independent registered public accounting firm for our fiscal year ended December 30, 2006. We did not solicit proxies pursuant to Regulation 14A under the Act, and our board of directors, as described in our registration statement on Form S-1, No. 333-136735, was re-elected in its entirety. 10,897,000 votes were cast for, and none were cast against, the approval of Corbin & Company LLP as our independent registered public accounting firm. There were no abstentions or broker non-votes.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on The NASDAQ Global Market under the trading symbol “NLST” on November 30, 2006. The high and low sale prices for our common stock from the inception of trading through December 30, 2006 were $7.45 and $11.04, respectively. Our common stock was not publicly traded prior to November 30, 2006. The approximate number of holders of our common stock as of February 9, 2007 was 47. We did not make any purchases of our common stock.

We have never declared or paid cash dividends on our capital stock. Our current credit facility prohibits the payment of cash dividends. Accordingly, we do not anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. Any payments of cash dividends will be at the discretion of our board of directors, and will depend upon our results of operations, earnings, capital requirements, legal and contractual restrictions, and other factors deemed relevant by our board of directors.

Our board of directors and stockholders have previously approved our Amended and Restated 2000 Equity Incentive Plan and our 2006 Equity Incentive Plan. Except as listed below, we do not have any equity based plans, including individual compensation arrangements, that have not been approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,318,250	$3.34	985,000 (1)
Equity compensation plans not approved by security holders	397,500 (2)	$1.35	—
Total	3,715,750	$3.13	985,000

(1)   Subject to certain adjustments, we currently are able to issue a maximum of 1,000,000 shares of common stock pursuant to awards granted under our 2006 Equity Incentive Plan. That maximum number will automatically increase on the first day of each calendar year by the lesser of (i) 500,000 shares and (ii) such smaller number of shares as may be determined by our board of directors prior to that date.

(2)   Consists entirely of warrants for the purchase of shares of our common stock issued to non-employees. See Note 13 to our consolidated financial statements for additional information.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares our cumulative total stockholder return since the inception of trading of our common stock on November 30, 2006 with the NASDAQ Stock Market (U.S.) Index and Standard & Poor’s (S&P) Semiconductors Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on November 30, 2006.

Comparison of Historical Cumulative Total Return

among Netlist, Inc., NASDAQ Stock Market (U.S.) and Standard & Poor’s (S&P) Semiconductors Index

	November 30, 2006	December 30, 2006
Netlist, Inc.	$100.00	$120.00
S&P Semiconductors Index	$100.00	$95.83
NASDAQ Stock Market (U.S.) Index	$100.00	$99.77

Use of Proceeds

Our initial offer and sale to the public of shares of our common stock, par value $0.001 per share, pursuant to a registration statement on Form S-1, No. 333-136735, was declared effective by the Securities and Exchange Commission on November 29, 2006. We refer to this offering as our “IPO”. Thomas Weisel Partners LLC was the managing underwriter for our IPO. We registered in the IPO an aggregate of 7,187,500 shares of our common stock, of which 6,250,000 shares were registered and offered to the public for our account, and 937,500 shares were registered and offered to the public for the account of the selling stockholders upon the exercise of an option granted to the underwriters to cover over-allotments. All of the securities registered in the IPO were sold, and the offering has been terminated. The following chart sets forth, for us and the selling stockholders, the aggregate price of the offering amount registered, the aggregate offering price of the amount sold, the aggregate amount of the underwriting discount, the aggregate amount of fees and expenses incurred for our account, and the net offering proceeds to us and to the selling stockholders.

	Aggregate Offering Price of the Offering Amount Registered	Aggregate Offering Price of Amount Sold	Underwriting Discount	Fees and Expenses Incurred for Netlist’s Account	Net Offering Proceeds
Netlist, Inc.	$43,750,000	$43,750,000	$3,062,000	$1,147,000	$39,541,000
Selling Stockholders	$6,562,500	$6,562,500	$459,375	—	$6,103,125
Total	$50,312,500	$50,312,500	$3,521,375	$1,147,000

The following chart sets forth the manner in which we have used the net proceeds from the IPO of approximately $39.5 million as of February 15, 2007, including any purposes for which five (5) percent of the total offering proceeds or $100,000 (whichever is less) has been used (in thousands):

Use of Net Proceeds:
Repayment of indebtedness and accrued interest	$1,809
Reduce outstanding borrowings under our revolving line of credit	5,500
Payment to directors, officers or to persons owning ten (10) percent or more of our capital stock	500
Purchase of leaseholds and equipment for manufacturing facility in the People’s Republic of China	293
Investments in marketable securities	5,267
Long term investments in marketable securities	1,502
Temporary investments(1)	24,670
Total	$39,541

(1)   Consists of investments in money market funds and in highly liquid debt instruments of U.S. municipalities, corporations and the U.S. government and its agencies.

Item 6.                        Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes appearing elsewhere in this report.

The selected consolidated financial data set forth below are derived from our consolidated financial statements. The consolidated statement of operations data for the years ended January 1, 2005, December 31, 2005 and December 30, 2006, and the consolidated balance sheet data as of December 31, 2005 and December 30, 2006, are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2002, and December 27, 2003 and the consolidated balance sheet data as of December 31, 2002, December 27, 2003, and January 1, 2005 are derived from our audited consolidated financial statements not included in this report.

	Year Ended
	December 31, 2002	December 27, 2003	January 1, 2005	December 31, 2005	December 30, 2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$13,994	$100,375	$143,659	$79,856	$151,448
Cost of sales(1)	12,147	86,107	133,503	73,892	129,181
Gross profit	1,847	14,268	10,156	5,964	22,267
Operating expenses:
Research and development(1)	491	11,759	3,770	2,961	3,315
Selling, general and administrative(1)	1,652	15,218	6,314	5,062	9,191
Total operating expenses	2,143	26,977	10,084	8,023	12,506
Operating income (loss)	(296)	(12,709)	72	(2,059)	9,761
Other expense, net	(290)	(879)	(1,386)	(1,200)	(1,849)
Income (loss) before provision (benefit) for income taxes	(586)	(13,588)	(1,314)	(3,259)	7,912
Provision (benefit) for income taxes	46	2,317	(340)	(912)	2,844
Net income (loss)	$(632)	$(15,905)	$(974)	$(2,347)	$5,068
Net income (loss) per common share:
Basic	$(0.07)	$(1.62)	$(0.09)	$(0.22)	$0.43
Diluted	$(0.07)	$(1.62)	$(0.09)	$(0.22)	$0.34
Weighted-average common shares outstanding:
Basic	9,200	9,831	10,671	10,673	11,705
Diluted	9,200	9,831	10,671	10,673	15,331

(1)          Amounts include stock-based compensation as follows:

	Year Ended
	December 31, 2002	December 27, 2003	January 1, 2005	December 31, 2005	December 30, 2006
	(in thousands)
Cost of sales	$—	$69	$29	$56	$104
Research and development	371	9,733	80	(52)	125
Selling, general and administrative	424	10,872	141	(65)	363

	December 31, 2002	December 27, 2003	January 1, 2005	December 31, 2005	December 30, 2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$91	$1,907	$759	$953	$36,242
Total assets	9,129	22,404	22,110	25,842	87,694
Total debt(1)	3,778	3,464	9,379	13,921	21,501
Stockholders’ equity	754	5,981	5,261	2,855	50,244

(1)          Amounts include outstanding revolving line of credit balance as of each respective date.

Effective January 1, 2003, we changed our fiscal year from a calendar year to a 52/53-week fiscal year ending on the Saturday closest to December 31.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the related notes included elsewhere in this report. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, estimates and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed in this report under “Risk Factors”.

Overview

We design, manufacture and sell high performance memory subsystems for the server, high performance computing and communications markets. Our memory subsystems consist of DRAM ICs and other components assembled on a PCB. We engage with our OEM customers from the earliest stages of new product definition, which provides us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

Due to their importance to overall system architecture and performance, our products must undergo lengthy qualification reviews by our OEM customers, which may last up to six months. In addition, in order to penetrate large OEMs, we have typically been required to demonstrate our ability to meet strict standards for quality, customer service and turnaround time by first supplying less complex products into a limited range of high volume applications. For example, the initial products we sold to IBM were used in mobile computing applications. The majority of our sales of subsequent products to IBM have been for high-end server applications, our primary market focus. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell, IBM and Lenovo represented 38%, 33% and 2%, respectively, of our net sales in fiscal 2006, and 35%, 20% and 13%, respectively, of our net sales in fiscal 2005. The decline in sales to Lenovo was due to our sales emphasis on high-end server applications. We expect that Dell and IBM will continue to represent a significant percentage of our net sales for at least the next 12 months.

We commenced operations in September 2000 and initially focused on memory subsystems for the telecommunications markets. Beginning in the second quarter of 2001, we shifted our focus to the server and high performance computing markets, due in large part to the telecommunications market downturn.

In 2002, we became a qualified supplier for RLX Technologies, Inc., a blade server manufacturer. One of the products we initially developed for RLX, our proprietary 2-inch form factor, 1-gigabyte memory subsystem, led to the development of a range of additional memory subsystems.

We began qualifying our 2-inch form factor, 1-gigabyte memory subsystem with Dell in the second quarter of 2002 and started shipping it to Dell in the fourth quarter of 2002. Our sales to Dell continued to increase throughout fiscal 2003 and the first three quarters of fiscal 2004, as we began to ship more of our memory subsystems to a larger number of Dell facilities in the U.S., Europe and Asia. During this time, we also qualified new products with other leading server and high performance computing OEMs. Beginning in the fourth quarter of fiscal 2004, issues associated with the transition from DDR to DDR2 DRAM architectures, including the requirement for new IC packaging, assembly and handling techniques, resulted in a significant decrease in our sales to Dell. In response to this revenue decline, we carried out two workforce reductions in fiscal 2005 to reduce expenses and preserve cash. Our sales to Dell began to recover in the fourth quarter of fiscal 2005. Also during fiscal 2005, our sales to IBM and Lenovo began to increase significantly.

Our sales to IBM continued to grow significantly during fiscal 2006, driven by high demand for IBM’s line of blade servers that incorporates our proprietary very low profile memory subsystem. Sales to Dell also grew significantly as our DDR2 products began to ship in volume. In addition, we began shipments to other leading OEMs, including Gateway and Hewlett-Packard. We have several new products in various stages of qualification that we anticipate will be incorporated into additional platforms currently in development at our customers.

Key Business Metrics

The following describes certain line items in our statements of operations that are important to management’s assessment of our financial performance:

Net Sales.   Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place purchase orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars. We also sell excess component inventory of DRAM ICs to distributors and other users of memory ICs. These sales accounted for 8% and 24% of our net sales in fiscal 2006 and 2005, respectively. We expect that component inventory sales will continue to decrease as a percentage of net sales in future periods as we diversify our customer base and therefore are able to use components in a wider range of memory subsystems.

Cost of Sales.   Our cost of sales includes the cost of materials, manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, and occupancy costs and other allocated fixed costs. The DRAM ICs incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs. We attempt to pass through such DRAM IC cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. To the extent we are successful, a large majority of our product cost is variable, and thus our cost of sales and gross margin percentages may not be significantly impacted by changes in sales volume. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs, which will affect gross margins. The gross margin on our sales of excess component DRAM IC inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, a decrease in DRAM IC inventory sales as a percentage of our overall sales would result in an improved overall gross margin. We assess the valuation of our inventories on a monthly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or market value.

Research and Development.   Research and development expense consists primarily of employee and independent contractor compensation and related costs, stock-based compensation, computer-aided design software licenses, reference design development costs, patent-related fees, depreciation or rental of evaluation equipment, and occupancy and other allocated overhead costs. Also included in research and development expense are the costs of material and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process. Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them. All research and development costs are expensed as incurred. As we continue to develop additional proprietary technologies, we anticipate that research and development expenditures will increase.

Selling, General and Administrative.   Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling efforts is directed at building relationships with OEMs and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. As we continue to service existing and penetrate new OEM customers, we anticipate that our sales and marketing expenses will increase. We also anticipate that our general and administrative expenses will increase as a percentage of net sales as we incur accounting and legal expenses associated with our ongoing public reporting obligations and compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Provision (Benefit) for Income Taxes.   Our income tax provision (benefit) is based on the statutory federal tax rate of 35% and is typically impacted by state taxes and permanent book-tax differences.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. We review our estimates on an on-going basis. Actual results may differ from these estimates, which may result in material adverse effects on our operating results and financial position. We believe the following critical accounting policies involve our more significant assumptions and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition.   We recognize revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Under the provisions of SAB No. 104, we recognize revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

For all sales, we use a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers with FOB Shipping Point terms and upon receipt for customers with FOB

Destination terms, at which time title and risk of loss transfer to the customer. Shipping documents are used to verify delivery and customer acceptance. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. Returns from customers have not been material in any period as our principal customers have adopted build-to-order manufacturing models or just-in-time management processes. We offer a standard product warranty to our customers and have no other post-shipment obligations. We assess collectibility based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer’s payment history. Most of our international shipments are made to third- party inventory warehouses, or hubs, and we recognize revenue when the inventory is pulled from the hub for use in production by the customer. We receive a report from the customer on a daily basis indicating the inventories pulled from a hub for use by the customer, and perform a daily reconciliation of inventories shipped to and pulled by the customer to those inventories reflected on the customer’s reports to ensure that sales are recognized in the appropriate periods.

Customers are generally allowed limited rights of return for up to 30 days. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. While these returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience similar return rates in the future. Any significant increase in product failure rates and the resulting product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

All amounts billed to customers related to shipping and handling are classified as net sales, while all costs incurred by us for shipping and handling are classified as cost of sales.

Warranty Reserve.   We offer warranties on our memory subsystems generally ranging from one to three years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. Our estimates for warranty related costs are recorded at the time of sale based on historical and estimated future product return rates and expected repair or replacement costs. While such costs have historically been insignificant, unexpected changes in failure rates could have a material adverse impact on us.

Accounts Receivable.   We perform credit evaluations of our customers’ financial condition and limit the amount of credit extended to our customers as deemed necessary, but generally require no collateral. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Generally, these credit losses have been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience credit loss rates similar to those we have experienced in the past.

Our accounts receivable are highly concentrated among a small number of customers, and a significant change in the liquidity or financial position of one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results.

Inventories.   We value our inventories at the lower of the actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next three to six months. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories. A significant decrease in demand for our products could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross profit at the time such inventories are sold. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventories and our reported operating results.

Long-Lived Assets.   We review the recoverability of the carrying value of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset.

Stock-Based Compensation.   We account for equity issuances to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Prior to January 1, 2006, we accounted for stock-based compensation issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related pronouncements. Under this method, compensation expense was recognized over the respective vesting period based on the excess, on the date of grant, of the fair value of our common stock over the grant price, net of forfeitures. Deferred stock-based compensation was amortized on a straight-line basis over the vesting period of each grant. During the years ended December 31, 2005 and January 1, 2005, stock-based compensation expense, net of forfeitures was $(61,000) and $250,000, respectively.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to our Amended and Restated 2000 Equity Incentive Plan based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 30, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 30, 2006 of 8% was based on historical forfeiture experience and estimated future employee forfeitures. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 30, 2006 was $592,000, determined by the Black-Scholes valuation model. As of December 30, 2006, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $3,687,000, which is expected to be recognized as an expense over a weighted-average period of approximately 4 years. See Note 2 to our consolidated financial statements for additional information.

Income Taxes.   We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we operate at a loss for an extended period of time or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period. Any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities, and our reported financial results.

Our current effective tax rate is approximately 36%. We expect this rate to decrease if we generate profits from our planned manufacturing facility in the PRC in fiscal 2007. This decrease is expected to be attributable to the favorable tax treatment available in the region in which we intend to establish our operation. The magnitude of the decrease is not known, as we have not finalized our tax strategy as it relates to the planned PRC operation.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated:

	Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Consolidated Statement of Operations Data:
Net sales	$143,659	$79,856	$151,448
Cost of sales(1)	133,503	73,892	129,181
Gross profit	10,156	5,964	22,267
Operating expenses:
Research and development(1)	3,770	2,961	3,315
Selling, general and administrative(1)	6,314	5,062	9,191
Total operating expenses	10,084	8,023	12,506
Operating income (loss)	72	(2,059)	9,761
Other expense, net	(1,386)	(1,200)	(1,849)
Income (loss) before provision (benefit) for income taxes	(1,314)	(3,259)	7,912
Provision (benefit) for income taxes	(340)	(912)	2,844
Net income (loss)	$(974)	$(2,347)	$5,068

(1)          Amounts include stock-based compensation expense as follows:

	Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Cost of sales	$29	$56	$104
Research and development	80	(52)	125
Selling, general and administrative	141	(65)	363

The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Consolidated Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	92.9	92.5	85.3
Gross profit	7.1	7.5	14.7
Operating expenses:
Research and development	2.6	3.7	2.2
Selling, general and administrative	4.4	6.4	6.1
Total operating expenses	7.0	10.1	8.3
Operating income (loss)	0.1	(2.6)	6.4
Other expense, net	(1.0)	(1.5)	(1.2)
Income (loss) before provision (benefit) for income taxes	(0.9)	(4.1)	5.2
Provision (benefit) for income taxes	(0.2)	(1.1)	1.9
Net income (loss)	(0.7)%	(3.0)%	3.3%

Year Ended December 30, 2006 as Compared to the Year Ended December 31, 2005

Net Sales.   Net sales for the year ended December 30, 2006 were $151.4 million, an increase of $71.5 million, or 90%, over the year ended December 31, 2005. Approximately $32.7 million of the increase was attributable to higher unit sales of our very low profile memory subsystems. In addition, DDR2 server memory subsystem sales increased by $28.0 million and DDR subsystem sales decreased by $8.1 million due to customers transitioning to DDR2 architectures. Sales of memory subsystems used to control redundant arrays of independent disks (RAIDs) commenced late in the second quarter of fiscal 2006 and contributed $22.4 million to the increase in revenues. Finally, sales of laptop and desktop personal computer, or PC, memory subsystems decreased $3.5 million as we focused on sales of higher margin server memory subsystems.

Sales of our component inventory to distributors and other users of memory ICs represented 8% and 24% of net sales for the years ended December 30, 2006 and December 31, 2005, respectively. We expect that component inventory sales will decrease as a percentage of net sales in future periods as we diversify our customer base and therefore are able to use components in a wider range of memory subsystems.

Gross Profit and Gross Margin.   Gross profit for the year ended December 30, 2006 was $22.3 million, an increase of $16.3 million, or 273%, over the year ended December 31, 2005. Gross margin increased to 14.7% from 7.5% for the same period. The increase in both gross profit and gross margin is primarily attributable to increased sales of our very low profile memory subsystems and memory subsystems to control RAIDs, which generate higher margins due to their innovative design, as well as lower margin products becoming a smaller portion of our overall product sales mix.

Research and Development.   Research and development expenses for the year ended December 30, 2006 were $3.3 million, an increase of $0.3 million compared to the year ended December 31, 2005. The increase is related in part to increased salaries, bonuses, and stock-based compensation. These increases were offset by a decrease in depreciation expense, outside services and professional fees.

Selling, General and Administrative.   Selling, general and administrative expenses for the year ended December 30, 2006 were $9.2 million, an increase of $4.1 million compared to the year ended December 31, 2005. The increase is attributable to higher sales commissions related to increased net sales, increased salaries and bonuses and related costs due to an increase in personnel, higher costs related to qualification of new products at customers, increased stock-based compensation, and a provision for bad debt of approximately $0.4 million related to a single distribution customer.

Other Expense, Net.   Other expense, net, for the year ended December 30, 2006 was $1.8 million, an increase of $0.6 million compared to the year ended December 31, 2005 due to higher interest expense related to increased borrowings under our revolving line of credit and convertible notes payable.

Provision (Benefit) for Income Taxes.   The provision for income taxes for the year ended December 30, 2006 was $2.8 million compared to an income tax benefit of $0.9 million in the year ended December 31, 2005. The change was due to our attaining profitability in fiscal 2006.

Year Ended December 31, 2005 Compared to the Year Ended January 1, 2005

Net Sales.   Net sales for the year ended December 31, 2005 were $79.9 million, a decrease of $63.8 million, or 44%, from the year ended January 1, 2005. This decrease was due to a $72.6 million decrease in net sales to one key customer, partially offset by the commencement of shipments of our very low profile subsystem during the year ended December 31, 2005. The decrease in net sales to the key customer was attributable to its shift in memory technology from DDR to DDR2. Our net sales decreased significantly as the key customer delayed qualifying new suppliers during this transition.

Sales of our component inventory to distributors and other users of memory ICs represented 24% and 20% of net sales for the years ended December 31, 2005 and January 1, 2005, respectively. The increase in the proportion of component sales was due to the overall decrease in net sales, as sales of component inventory decreased $8.9 million from the year ended January 1, 2005.

Gross Profit and Gross Margin.   Gross profit for the year ended December 31, 2005 was $6.0 million, a decrease of $4.2 million, or 41%, from the year ended January 1, 2005. Gross margin increased to 7.5% for the year ended December 31, 2005 from 7.1% for the year ended January 1, 2005. The decrease in gross profit was attributable to the overall decrease in net sales. The increase in gross margin was attributable to the higher margins realized on sales of our very low profile memory subsystems compared to our other products.

Research and Development.   Research and development expenses in the year ended December 31, 2005 were $3.0 million, a decrease of $0.8 million from the year ended January 1, 2005. This decrease was attributable to reductions in personnel, a decrease in stock-based compensation expense due to forfeitures of equity awards related to personnel reductions, as well as a recovery of costs through the liquidation of engineering samples.

Selling, General and Administrative.   Selling, general and administrative costs in the year ended December 31, 2005 were $5.1 million, a decrease of $1.2 million compared to the year ended January 1, 2005. This decrease was primarily related to the absence in 2005 of costs incurred in 2004 related to our proposed equity financing through an initial public offering. These offering-related costs totaled $1.0 million during the year ended January 1, 2005.

Other Expense, Net.   Other expense, net, during the year ended December 31, 2005 was $1.2 million, a decrease of $0.2 million compared to the year ended January 1, 2005. The decrease was related to a reduction in interest expense due to decreased usage of accounts receivable financing related to a key customer.

Provision (Benefit) for Income Taxes.   The benefit for income taxes during the year ended December 31, 2005 increased $0.6 million compared to the year ended January 1, 2005 due to the increased pre-tax losses in the year ended December 31, 2005.

Selected Quarterly Financial Information

The following table presents our unaudited quarterly statements of operations for each of the eight quarters in the two-year period ended December 30, 2006. You should read the following table in conjunction with our audited consolidated financial statements and related notes contained elsewhere in this report. We have prepared the underlying unaudited financial statements on the same basis as our audited consolidated financial statements included in this report, which include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended
	April 2, 2005	July 2, 2005	October 1, 2005	December 31, 2005	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006
	(in thousands, except share and per share data)
Net sales	$20,956	$15,539	$20,057	$23,304	$26,020	$39,914	$43,505	$42,009
Cost of sales	20,087	14,232	18,163	21,410	23,466	33,981	36,524	35,210
Gross profit	869	1,307	1,894	1,894	2,554	5,933	6,981	6,799
Operating expenses:
Research and development	916	960	617	468	666	848	874	927
Selling, general & administrative	1,194	1,106	1,394	1,368	1,803	2,108	2,583	2,697
Total operating expenses	2,110	2,066	2,011	1,836	2,469	2,956	3,457	3,624
Operating income (loss)	(1,241)	(759)	(117)	58	85	2,977	3,524	3,175
Other expense, net	248	235	254	463	410	534	652	253
Income (loss) before provision (benefit) for income taxes	(1,489)	(994)	(371)	(405)	(325)	2,443	2,872	2,922
Provision (benefit) for income taxes	(399)	(296)	(116)	(101)	(83)	895	1,084	948
Net income (loss)	$(1,090)	$(698)	$(255)	$(304)	$(242)	$1,548	$1,788	$1,974
Net income (loss) per common share:
Basic	$(0.10)	$(0.07)	$(0.03)	$(0.02)	$(0.02)	$0.14	$0.16	$0.14
Diluted	$(0.10)	$(0.07)	$(0.03)	$(0.02)	$(0.02)	$0.11	$0.12	$0.12
Weighted-average common shares outstanding:
Basic	10,672	10,672	10,673	10,673	10,753	11,223	11,235	13,616
Diluted	10,672	10,672	10,673	10,673	10,753	15,681	15,401	16,793

Historically, our quarterly operating results have fluctuated significantly. These fluctuations are primarily attributable to the cyclical nature of the industry in which we operate, including changes in revenue related to additions of new customers, the ramp up of new products, products reaching the end of their life cycles, customers’ technology transitions, and other similar reasons. As a result, we believe that the period-to-period comparisons of our net sales and operating results are not necessarily meaningful measures of future operating performance and should not be relied upon as indications of that future performance. We expect that our future operating results will fluctuate from quarter-to-quarter and year-to-year, which may make it difficult to predict our future performance and could cause our stock price to fluctuate and decline.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Net cash provided by (used in):
Operating activities	$(6,567)	$(4,608)	$(9,785)
Investing activities	(496)	1,332	(9,028)
Financing activities	5,915	3,470	48,835
Net increase (decrease) in cash and cash equivalents	$(1,148)	$194	$30,022

Since our inception in 2000, we have financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We received gross proceeds of $2.0 million from the sale of shares of our capital stock in 2000. During 2001 and 2003, we received total proceeds of approximately $1.8 million from the sale of convertible notes. During 2005, we received total proceeds of $1.0 million from the sale of convertible notes. During 2006, we received proceeds of $2.0 million under a new term loan facility. We have also funded our operations with a revolving line of credit under our bank credit facility, from capitalized lease obligations, financing of receivables and from the sale and leaseback of our manufacturing facility. Availability under our revolving line of credit decreased to $800,000 at the end of the second quarter of fiscal 2005 due to a reduction in our borrowing base caused by the decrease in revenue from Dell. Availability has increased to $4.9 million as of December 30, 2006 due to an increase in our borrowing base primarily as a result of revenue growth during fiscal 2006.

In December 2006, the Company sold 6,250,000 shares of its common stock in its initial public offering at an offering price of $7.00 per share, resulting in total proceeds of $39.5 million, net of underwriters’ discounts and offering expenses of approximately $4.2 million.

Operating Activities.   Cash used in operating activities for the year ended December 30, 2006 was $9.8 million compared to $4.6 million for the year ended December 31, 2005. This change was due to an increase in cash flow related to net income of $7.4 million offset by a decrease in cash flow related to accounts receivable of $6.3 million due to a higher proportion of net sales being generated by customers with longer payment terms; a decrease in cash flow related to net inventories of $13.2 million as we increased inventory levels to support higher sales volumes and an increase in cash flow related to accounts payable of $4.1 million as we trade financed our inventory increase and other operating expenses. In addition, cash flow related to income taxes payable increased $0.6 million as we attained profitability in the first half of 2006 and started to accumulate an income tax liability that was paid later in 2006.

Cash used in operating activities for the year ended December 31, 2005 was $4.6 million as compared to $6.6 million for the year ended January 1, 2005. This change was attributable to a decrease in cash flow related to net loss of $1.4 million, a decrease in cash flow related to accounts receivable of $0.8 million due to a higher proportion of sales being generated by customers with longer payment terms; and a decrease in cash flow related to inventories of $2.2 million. These declines were offset by an increase in cash flow related to accounts payable of $4.0 million and an increase in cash flow related to income taxes of $2.9 million as we continued to incur losses, did not have to pay income taxes and received a tax refund in 2005 as a result of carrying back net operating losses to prior years.

Investing Activities.   Net cash used in investing activities for the year ended December 30, 2006 was $9.0 million as compared to cash generated by investing activities of $1.3 million for the year ended December 31, 2005. This change is attributable to a decrease in proceeds of $1.8 million received from the sale of the building housing our manufacturing operation in 2005 to raise capital to fund our operations; an increase in manufacturing equipment purchases of $2.0 million required to support increased sales volumes and long term and short term investments of a portion of the proceeds from the IPO of $6.8 million.

Net cash provided from investing activities was $1.3 million in 2005 as compared to net cash used in investing activities of $0.5 million in 2004. This change is attributable to the proceeds of $1.8 million from the sale of the building housing our manufacturing operation in 2005 to raise capital to fund our operations. We currently lease back the building, and there was no disruption of manufacturing due to this transaction.

Financing Activities.   Net cash provided by financing activities for the year ended December 30, 2006 was $48.8 million as compared to net cash provided by financing activities of $3.5 million for the year ended December 31, 2005. This change was primarily due the Company’s sale of its common stock in its initial public offering resulting in total proceeds of $39.5 million, net of underwriters’ discounts and offering expenses of approximately $4.2 million and increased usage of our revolving line of credit to finance working capital needs as a result of our accelerating growth.

Net cash provided from financing activities in 2005 was $3.5 million as compared to $5.9 million in 2004. This change is attributable to approximately $1.4 million less in net borrowings against our revolving line of credit and an increase in net payments on capital leases and other debt of $1.0 million.

Capital Resources

In August 2006, we amended our credit agreement with our bank. The credit agreement, as amended, provides for a revolving line of credit with maximum borrowings of $25 million, a term loan of $2 million, and an equipment financing line of credit with maximum borrowings of $2 million. Prior to August 2006, the credit agreement provided for a revolving line of credit of $15 million and no term loan or equipment line of credit. In August 2006, we used approximately $1 million of the proceeds from the term loan to repay convertible debt of $950,000 plus accrued interest that had become due and payable. The interest rate under the term loan was less than that of the convertible debt repaid.

Under the revolving line of credit, we may borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by the Company’s bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $7 million. Interest is payable monthly at the prime rate of 8.25% as of December 2006. Outstanding borrowings under the revolving line of credit were $19.2 million as of December 30, 2006 and $9.5 million as of December 31, 2005. Borrowing availability as of December 30, 2006 was $4.9 million.

Under the new equipment financing line of credit, we may borrow up to 80% of the cost of equipment purchases up to the maximum of $2 million. Interest on equipment line of credit advances was payable at the prime rate plus 0.5% prior to the Company’s initial public offering in December 2006 and was reduced to the prime rate thereafter. Principal is due monthly through the maturity date of the credit agreement in July 2008, when all unpaid principal and interest is due. Outstanding borrowings under the new equipment line of credit were $1.1 million as of December 30, 2006.

The $2 million term loan was fully repaid in December 2006 in connection with the closing of our initial public offering.

Under the terms of the credit agreement, as amended, we are required to comply with certain financial and other covenants. The financial covenants require us to achieve minimum book net worth on a monthly basis, minimum net income on a quarterly basis, and limit annual capital expenditures under a defined annual cap. Also, we are required to achieve a minimum debt service coverage ratio in relation to the term loan and equipment line of credit. While we are currently in compliance with all financial covenants and expect to maintain compliance for the foreseeable future, we have in the past been in violation of one or more covenants. As of December 31, 2005, January 28, 2006 and February 25, 2006, we were not in compliance with covenants related to minimum book net worth, maximum year to date and monthly net loss as a result of the unanticipated decline in our revenues in fiscal 2005 and early fiscal 2006 as compared to the forecasts that were utilized to establish the covenants. A delay in the delivery of audited financial statements for fiscal 2004 and fiscal 2005 due to turnover in staffing within our finance department caused us to violate another covenant. Our finance staffing has been stabilized since the beginning of fiscal 2006. In April 2006, we received a waiver from our lender for all of these covenant violations. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

We have in the past utilized equipment leasing arrangements to finance capital expenditures. Equipment leases will continue to be a financing alternative that we may pursue in the future.

We believe our existing cash balances, borrowing availability under our bank credit facility, and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. We could be required, or may choose, to seek additional funding through public or private equity or debt financings. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. These additional funds may not be available on terms acceptable to us, or at all.

Contractual Obligations

The following table outlines our principal obligations and commitments, excluding periodic interest payments, as of December 30, 2006:

	Within One Year	1-3 Years	4-5 Years	After 5 Years	Total
	(in thousands)
Scheduled payments under contractual obligations:
Long-term debt	$595	$687	$179	$—	$1,461
Capital lease obligations	438	318	46	—	802
Operating leases	173	260	124	—	557
Purchase commitments	690	—	—	—	690
Total	1,896	1,265	349	—	3,510
Potential cash requirements under existing commitments:
Letters of credit	500	—	—	—	500
Total	$2,396	$1,265	$349	$—	$4,010

We believe that funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse impact on our liquidity position.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under all lines under the facility are variable rate borrowings, generally at prime. Assuming that all lines under the facility are fully drawn and holding other variables constant, each 1.0% increase in interest rates on our variable rate borrowings will result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $0.2 million per year. We do not use derivative instruments to hedge the interest rate risk related to our credit facility.

We have invested most of the proceeds of our initial public offering in securities which may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, which include commercial paper, money market funds, government and non-government debt securities. Currently, we are exposed to minimal market risks.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 8.                        Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.                Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 30, 2006.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

Not Applicable.

PART III

Certain information required by this Part III is omitted from this Annual Report as we will file our definitive Proxy Statement for our Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.                 Directors, Executive Officers and Corporate Governance

We incorporate by reference herein the sections entitled “Election Of Directors,” “Board Of Directors; Audit Committee Financial Expert” And “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

We have adopted a “Code of Business Conduct and Ethics” that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.netlist.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable Securities and Exchange Act rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and “Directors’ Compensation” in our Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement.

Item 14.                 Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Auditors, Audit Fees and Auditor Independence” in our Proxy Statement.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)(1)     All financial statements filed as part of this report.

(a)(2)     All financial statement schedules filed as part of this report.

Reports of Independent Registered Public Accounting Firms on Financial Statement Schedule	F-29
Schedule II—Valuation and Qualifying Accounts	F-30

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the consolidated financial statements, and therefore have been omitted.

(a)(3)     Exhibits

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.
3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)

Amended and Restated Credit and Security Agreement, dated as of December 27, 2003, among Netlist, Inc., Netlist Technology Texas, L.P. (“Netlist Texas”), and Wells Fargo Business Credit, Inc. (“Wells Fargo”).

10.2(2)	First Amendment to Amended and Restated Credit and Security Agreement, dated as of June 30, 2004, among Netlist, Inc., Netlist Texas and Wells Fargo.
10.3(2)	Second Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of December 20, 2005, among Netlist, Inc., Netlist Texas and Wells Fargo.
10.4(2)	Third Amendment to Amended and Restated Credit and Security Agreement, dated as of February 14, 2006, among Netlist, Inc., Netlist Texas and Wells Fargo.
10.5(2)	Fourth Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults, dated as of April 18, 2006, among Netlist, Inc., Netlist Texas and Wells Fargo.
10.6(2)	Fifth Amendment to Amended and Restated Credit and Security Agreement, dated as of July 28, 2006, among Netlist, Inc., Netlist Texas and Wells Fargo.
10.7(1)#	Amended and Restated 2000 Equity Incentive Plan of Netlist, Inc.
10.8(2)#	Letter agreement regarding employment, dated January 11, 2006, between Netlist, Inc. and Lee Kim.
10.9(2)	Full-time Permanent Engagement Resources Agreement, dated as of January 10, 2006, between Netlist, Inc. and Tatum, LLC.
10.10(3)	Master Sales and Supply Agreement, dated as of January 1, 2004, between Netlist, Inc. and Netlist Texas.
10.11(2)	Management Fee Agreement, dated as of January 1, 2004, between Netlist, Inc. and Netlist Texas.
10.12(2)	Form of Indemnity Agreement for officers and directors.
10.13(3)#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong.
10.14(3)#	Form of Performance Incentive Agreement entered into by Netlist, Inc. with each of Christopher Lopes, Jayesh Bhakta and Paik Ki Hong in August 2006.
10.15(3)#	Form of Amendment to Performance Incentive Agreement entered into by Netlist, Inc. with each of Christopher Lopes, Jayesh Bhakta and Paik Ki Hong in September 2006.
10.16(1)#	2006 Equity Incentive Plan of Netlist, Inc.
10.17(1)	Note Purchase Agreement, dated October 3, 2005, between Netlist, Inc. and Serim Paper Manufacturing Co., Ltd. (“Serim Paper”).
10.18(1)	7.5% Promissory Note, dated October 3, 2005, issued by Netlist, Inc. to Serim Paper.
10.19(1)	Note Purchase Agreement, dated February 12, 2006, between Netlist, Inc. and Serim Paper.
10.20(1)	6.5% Promissory Note, dated February 12, 2006, issued by Netlist, Inc. to Serim Paper.
10.21	Sixth Amendment to Amended and Restated Credit and Security Agreement, dated as of December 29, 2006.
14.1(1)	Code of Business Conduct and Ethics.
21.1(2)	Subsidiaries of Netlist, Inc.
23.1	Consent of Corbin & Company, LLP.

23.2	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included on the signature page in this Part IV of this report).
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(1)         Incorporated by reference to the corresponding exhibit number of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on October 23, 2006.

(2)         Incorporated by reference to the corresponding exhibit number of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on August 18, 2006.

(3)         Incorporated by reference to the corresponding exhibit number of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on September 27, 2006.

#                Management contract or compensatory plan or arrangement.

(b)                               Exhibits

See subsection (a)(3) above.

(c)                                Financial Statement Schedules

See subsections (a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on this 27th day of February, 2007.

NETLIST, INC.
By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Chun K. Hong and Lee Kim, jointly and severally, each in his own capacity, his true and lawful attorneys-in-fact, with full power of substitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such said attorneys-in-fact and agents with full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Chun K. Hong	President, Chief Executive Officer and
Chun K. Hong	Chairman of the Board	February 27, 2007
(Principal Executive Officer)
/s/ Lee Kim	Vice President and Chief Financial Officer	February 27, 2007
Lee Kim	(Principal Financial Officer and Principal
Accounting Officer)
/s/ Nam Ki Hong	Director	February 27, 2007
Nam Ki Hong
Director
Thomas F. Lagatta
/s/ Alan H. Portnoy	Director	February 27, 2007
Alan H. Portnoy
/s/ David M. Rickey	Director	February 27, 2007
David M. Rickey
/s/ Preston Romm	Director	February 27, 2007
Preston Romm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Netlist, Inc.

We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netlist, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ CORBIN & COMPANY, LLP
Irvine, California
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Netlist, Inc.

We have audited the consolidated statements of operations, stockholders’ equity and cash flows of Netlist, Inc. and subsidiaries (the “Company’’) for the year ended January 1, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 1, 2006

NETLIST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31, 2005	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$953	$30,975
Investments in marketable securities	—	5,267
Accounts receivable, net of allowance for sales returns and doubtful accounts of $109 (2005) and $88 (2006), respectively	13,140	23,703
Inventories	6,816	19,473
Income taxes receivable	259	—
Deferred taxes	902	1,054
Prepaid expenses and other current assets	434	988
Total current assets	22,504	81,460
Property and equipment, net	2,437	3,830
Deferred taxes	759	576
Long-term investments in marketable securities	—	1,502
Other assets	142	326
Total assets	$25,842	$87,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,645	$11,680
Revolving line of credit	9,463	19,238
Current portion of long-term debt	720	1,033
Current portion of deferred gain on sale and leaseback transaction	116	118
Current portion of convertible notes payable	1,000	—
Income taxes payable	—	552
Accrued expenses and other current liabilities	1,841	3,255
Total current liabilities	19,785	35,876
Long-term debt, net of current portion	988	1,230
Deferred gain on sale and leaseback transaction, net of current portion	464	344
Convertible notes payable, net of current portion	1,750	—
Total liabilities	22,987	37,450
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Series A convertible preferred stock, $2.00 par value—1,000 shares authorized; 1,000 shares issued and outstanding (liquidation preference of $2,000) (2005); no shares issued and outstanding (2006)	2,000	—
Preferred stock, $0.001 par value—10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value—90,000 shares authorized; 10,673 (2005) and 19,544 (2006) shares issued and outstanding	11	20
Additional paid-in capital	22,604	66,557
Note receivable from stockholder	(23)	(1)
Deferred stock-based compensation	(337)	—
Accumulated deficit	(21,400)	(16,332)
Total stockholders’ equity	2,855	50,244
Total liabilities and stockholders’ equity	$25,842	$87,694

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Net sales	$143,659	$79,856	$151,448
Cost of sales(1)	133,503	73,892	129,181
Gross profit	10,156	5,964	22,267
Operating expenses:
Research and development(1)	3,770	2,961	3,315
Selling, general and administrative(1)	6,314	5,062	9,191
Total operating expenses	10,084	8,023	12,506
Operating income (loss)	72	(2,059)	9,761
Other income (expense):
Interest expense, net of interest income	(1,071)	(1,221)	(1,825)
Other income (expense), net	(315)	21	(24)
Total other expense, net	(1,386)	(1,200)	(1,849)
Income (loss) before provision (benefit) for income taxes	(1,314)	(3,259)	7,912
Provision (benefit) for income taxes	(340)	(912)	2,844
Net income (loss)	$(974)	$(2,347)	$5,068
Net income (loss) per common share:
Basic	$(0.09)	$(0.22)	$0.43
Diluted	$(0.09)	$(0.22)	$0.34
Weighted-average common shares outstanding:
Basic	10,671	10,673	11,705
Diluted	10,671	10,673	15,331

(1)          Amounts include stock-based compensation expense as follows:

Cost of sales	$29	$56	$104
Research and development	80	(52)	125
Selling, general and administrative	141	(65)	363

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Notes Receivable From	Deferred Stock-Based	Accumulated	Net Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Deficit	Equity
Balance, December 27, 2003	1,000	$2,000	10,650	$11	$24,656	$(22)	$(2,585)	$(18,079)	$5,981
Forfeiture of stock options and warrants	—	—	—	—	(1,335)	—	943	—	(392)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	642	—	642
Exercise of stock options	—	—	22	—	4	—	—	—	4
Interest from stockholder notes receivable	—	—	—	—	—	(1)	—	—	(1)
Payment of interest on stockholder note receivable	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	(974)	(974)
Balance, January 1, 2005	1,000	2,000	10,672	11	23,325	(22)	(1,000)	(19,053)	5,261
Issuance of stock options to nonemployees	—	—	—	—	6	—	(6)	—	—
Forfeiture of stock options and warrants	—	—	—	—	(730)	—	454	—	(276)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	215	—	215
Exercise of stock options	—	—	1	—	3	—	—	—	3
Interest from stockholder note receivable	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	—	(2,347)	(2,347)
Balance, December 31, 2005	1,000	2,000	10,673	11	22,604	(23)	(337)	(21,400)	2,855
Reclassification of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	—	—	(337)	—	337	—	—
Estimated relative fair value of beneficial conversion feature on convertible note payable	—	—	—	—	50	—	—	—	50
Stock-based compensation	—	—	—	—	592	—	—	—	592
Interest from stockholder notes receivable	—	—	—	—	—	(1)	—	—	(1)
Payment on stockholders notes receivable						23			23
Exercise of warrants	—	—	550	—	110	—	—	—	110
Issuance of common stock in connection with conversion of note payable and accrued interest	—	—	21	—	53	—	—	—	53
Tax benefit from exercise of warrants	—	—	—	—	203	—	—	—	203
Issuance of common stock in an initial public offering (net of underwriters’ discounts and offering expenses)	—	—	6,250	6	39,535	—	—	—	39,541
Conversion of preferred stock	(1,000)	(2,000)	1,000	1	1,999	—	—	—	—
Conversion of debt at initial public offering			1,050	2	1,748	—	—	—	1,750
Net income	—	—	—	—	—	—	—	5,068	5,068
Balance, December 30, 2006	–—	$—	19,544	$20	$66,557	$(1)	$—	($16,332)	$50,244

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Cash flows from operating activities:
Net income (loss)	$(974)	$(2,347)	$5,068
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	867	1,031	972
Amortization of deferred gain on sale and leaseback transaction	—	—	(118)
Deferred income taxes	218	(682)	31
Loss (gain) on disposal of assets	43	(11)	30
Stock-based compensation	250	(61)	592
Interest on notes receivable from stockholders	—	(1)	(1)
Amortization of debt discount	—	—	50
Changes in operating assets and liabilities:
Accounts receivable	(3,570)	(4,327)	(10,563)
Inventories	2,704	526	(12,657)
Income taxes receivable	(493)	234	259
Prepaid expenses and other current assets	(116)	99	(268)
Other assets	(7)	(85)	(184)
Accounts payable	(3,032)	921	5,035
Income taxes payable	(2,634)	—	552
Accrued expenses and other current liabilities	177	95	1,417
Net cash used in operating activities	(6,567)	(4,608)	(9,785)
Cash flows from investing activities:
Acquisition of property and equipment	(557)	(484)	(2,500)
Proceeds from sale of equipment	61	19	218
Repayment of note receivable shareholder	—	—	23
Purchase of investments in marketable securities	—	—	(5,267)
Purchase of investments in long term marketable securities	—	—	(1,502)
Proceeds from sale and leaseback of facility	—	1,797	—
Net cash provided by (used in) investing activities	(496)	1,332	(9,028)
Cash flows from financing activities:
Borrowings on lines of credit	146,488	82,015	159,680
Payments on lines of credit	(141,045)	(77,995)	(149,905)
Borrowings from debt	820	—	3,073
Payments on debt	(348)	(1,553)	(2,917)
Proceeds from convertible notes payable	—	1,000	—
Repayment of convertible notes payable	—	—	(950)
Proceeds from exercise of stock options and warrants	—	3	110
Tax benefit from exercise of warrants	—	—	203
Proceeds from initial public offering, net of offering costs	—	—	39,541
Net cash provided by financing activities	5,915	3,470	48,835
Net increase (decrease) in cash and cash equivalents	(1,148)	194	30,022
Cash and cash equivalents, beginning of period	1,907	759	953
Cash and cash equivalents, end of period	$759	$953	$30,975
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,061	$1,169	$2,010
Income taxes	$3,400	$2	$1,804
Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment through capitalized lease obligations	$184	$837	$113
Purchase of insurance policies through notes payable	$—	$238	$286
Deferred gain on sale and leaseback of facility	$—	$580	$—
Estimated relative fair value of beneficial conversion feature on convertible note payable	$—	$—	$50
Issuance of common stock in connection with conversion of note payable and accrued interest	$—	$—	$53
Preferred stock conversion	$—	$—	$2,000
Conversion of notes payable into common stock	$—	$—	$1,750

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Description of Business

Netlist, Inc. (the “Company” or “Netlist”) was incorporated on June 12, 2000 in Delaware. Netlist designs and manufactures high performance memory subsystems for the server, high performance computing and communications markets. The Company’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements.

In December 2006, the Company sold 6,250,000 of its common shares in its initial public offering at an offering price of $7.00 per share, resulting in proceeds of $39.5 million, net of underwriters’ discounts and offering expenses of approximately $4.2 million.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries, Netlist Holdings GP, Inc., Netlist Holdings LP, Inc., Netlist Technology Texas LP, and Netlist International. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Effective January 1, 2003, the Company changed its fiscal year from a calendar year to a 52/53-week fiscal year ending on the Saturday closest to December 31. The 2004, 2005 and 2006 fiscal years ended on January 1, 2005, December 31, 2005 and December 30, 2006, respectively, and consisted of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, valuation of inventories, recoverability of long-lived assets and realization of deferred tax assets. Actual results could differ from these estimates.

Cash and Cash Equivalents and Investments in Marketable Securities

The Company invests its excess cash in money market funds and in highly liquid debt instruments of U.S. municipalities, corporations and the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as investments in marketable securities.

The Company determines that appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The

Company’s marketable debt securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities. Available-for-sale securities are stated at market value based on market quotes. Unrealized gains and losses, net of deferred taxes, have not been significant and will be recorded as a component of other comprehensive income.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued expenses approximate carrying values due to their short maturities. The fair value of the Company’s debt instruments approximates their carrying values based on rates currently available to the Company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.

The Company invests primarily in money market funds and high quality commercial paper and other debt instruments. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. Investments in marketable securities are in high-credit quality debt instruments with an active resale market. Such investments are made only in instruments issued or enhanced by high-quality institutions. The Company has not incurred any credit risk losses related to these investments.

The Company’s trade accounts receivable are primarily derived from sales to original equipment manufacturers (“OEMs”) in the computer industry. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company believes that the concentration of credit risk in its trade receivables is moderated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to seven years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets held and used by the Company for impairment on an annual basis or whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. At December 31, 2005 and December 30, 2006, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

Revenue Recognition

The Company’s revenues primarily consist of product sales of high performance memory subsystems to OEMs. Revenues also include sales of excess inventories to distributors and other users of memory ICs totaling approximately $28,016,000, $19,127,000, $11,424,000 during the years ended January 1, 2005, December 31, 2005 and December 30, 2006, respectively.

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Under the provisions of SAB No. 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers with FOB Shipping Point terms and upon receipt for customers with FOB Destination terms, at which time title and risk of loss transfer to the customer. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. Returns from customers have not been material in any period as the Company’s principal customers have adopted build-to-order manufacturing models or just-in-time management processes. The Company offers a standard product warranty to its customers and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer’s payment history.

Most of the Company’s international shipments are made to third-party inventory warehouses, or hubs, and the Company recognizes revenue when the inventory is pulled from the hub for use in production by the customer. The Company receives a report from the customer on a daily basis indicating the inventories pulled from a hub for use by the customer, and performs a daily reconciliation of inventories shipped to and pulled by the customer to those inventories reflected on the customer’s reports to ensure that sales are recognized in the appropriate periods.

All amounts billed to customers related to shipping and handling are classified as revenues, while all costs incurred by the Company for shipping and handling are classified as cost of sales.

Warranties

The Company offers warranties generally ranging from one to three years to its customers, other than on sales of excess inventory, depending on the product and negotiated terms of purchase agreements. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. An estimate by the Company for warranty related costs is recorded by the Company at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs. Such costs have historically been insignificant.

Beneficial Conversion Feature

The convertible feature of one of the Company’s convertible notes provided for a rate of conversion that was below market value (see Note 8). Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments, the estimated relative fair value of the BCF was recorded as a discount from the face amount of the convertible note. The Company amortized the discount using the effective interest method through the conversion of such instrument.

Stock-Based Compensation

The Company accounts for equity issuances to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Prior to January 1, 2006, the Company accounted for stock-based compensation issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related pronouncements (see Note 13). Under this method, compensation expense was recognized over the respective vesting period based on the excess, on the date of grant, of the estimated fair value of the Company’s common stock over the grant price, net of forfeitures. Deferred stock-based compensation expense was amortized on a straight-line basis over the vesting period of each grant. During the years ended January 1, 2005 and December 31, 2005, stock-based compensation expense, net of forfeitures, was approximately $250,000 and $(61,000), respectively.

Under SFAS No. 123, entities were required to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 allowed entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and provide pro forma disclosures required by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Had compensation cost for the Company’s stock-based awards to employees been determined based on the estimated fair value at the grant dates consistent with the fair value method of SFAS No. 123, the

Company’s net loss for the years ended January 1, 2005 and December 31, 2005 would have approximated the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended
	January 1, 2005	December 31, 2005
Net loss, as reported	$(974)	$(2,347)
Plus: stock-based employee compensation expense included in reported net loss, net of tax	185	(44)
Less: stock-based employee compensation expense determined under fair value based method, net of tax	(470)	354
Pro forma net loss	$(1,259)	$(2,037)
Net loss per common share as reported:
Basic	$(0.09)	$(0.22)
Diluted	$(0.09)	$(0.22)
Pro forma:
Basic	$(0.12)	$(0.19)
Diluted	$(0.12)	$(0.19)

The fair value of options granted under the Company’s equity incentive plan during the years ended January 1, 2005 and December 31, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the single option approach using the following weighted-average assumptions:

	January 1, 2005	December 31, 2005
Weighted-average risk-free rate	n/a	4.13%
Expected term	n/a	10 years
Expected stock volatility	n/a	24%
Dividend yield	n/a	—

There were no options granted during fiscal 2004.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB No. 107, Share-Based Payment, relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended December 30, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under this method, stock-based compensation expense had been recognized in the Company’s consolidated statements of operations for option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended December 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 30, 2006 of approximately 8% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the year ended December 30, 2006 was six years. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Pursuant to SFAS No. 123(R), deferred stock-based compensation expense with a balance of $337,000 at December 31, 2005 was eliminated against additional paid-in capital upon the adoption of SFAS No. 123(R) on January 1, 2006. The deferred stock-based compensation expense was primarily related to stock awards granted to various employees and directors prior to the adoption of SFAS No. 123(R).

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the year ended December 30, 2006 is based on the historical volatilities of the common stock of comparable publicly traded companies. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Year December 30, 2006
Expected term	6 years
Expected volatility	43%
Risk-free interest rate	4.55%-4.97%
Expected dividends	—

A summary of option activity as of December 30, 2006 and changes during the year then ended, is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	2,190	$1.26
Options granted	1,478	$ 6.16
Options exercised	—	$ —
Options forfeited	(350)	$ 2.18
Options outstanding at December 30, 2006	3,318	$ 3.34	7.62	$ 15,458
Options exercisable at December 30, 2006	1,424	$0.74	5.48	$10,338
Options vested and expected to vest at December 30, 2006	3,167	$3.25	7.67	$15,052

The weighted-average grant date fair value of options granted during the year ended December 30, 2006 was $2.98 per option. The total intrinsic value of options exercised during the year ended December 30, 2006 was zero as no options were exercised during the period. Upon the exercise of options, the Company issues new shares from its authorized shares.

As of December 30, 2006, there was approximately $3,687,000 of total unrecognized compensation cost, net of estimated expected forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 4 years. The total fair value of shares vested less estimated forfeitures during the year ended December 30, 2006 was approximately $592,000.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before provision for income taxes and net income for the year ended December 30, 2006 were approximately $481,000 and $308,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic net income per share for the year ended December 30, 2006 was approximately $0.03 lower than if the Company had continued to account for share-based compensation under APB No. 25. Diluted net income per share for the year ended December 30, 2006 was approximately $0.02 lower due to the adoption of SFAS No. 123(R).

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123(R) for the year ended December 30, 2006, which was allocated as follows (in thousands):

Year Ended December 30, 2006
Stock-based compensation expense included in:
Cost of sales	$ 104
Research and development	125
Selling, general and administrative	363

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. For the years January 1, 2005, December 30, 2005 and December 30, 2006 there were no differences between the Company’s net income (loss) and its comprehensive income (loss).

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average shares and dilutive potential shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options computed using the treasury stock method and shares issuable upon the conversion of notes payable using the “if converted” method. All potentially dilutive shares of approximately 4,001,000 and 3,632,000 during the years ended January 1, 2005, and December 30, 2005, respectively, have been excluded from diluted loss per share as their effect would be anti-dilutive for the periods then ended. Potentially dilutive shares of approximately 3,626,000 for the year ended December 30, 2006 have been included in the diluted net income per share computation for the period then ended.

The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Basic income (loss) per share:
Net income (loss)	$ (974)	$ (2,347)	$ 5,068
Weighted-average common shares outstanding, basic	10,671	10,673	11,705
Basic income (loss) per share	$ (0.09)	$ (0.22)	$ 0.43
Diluted income (loss) per share:
Net income (loss)	$ (974)	$ (2,347)	$ 5,068
Convertible notes interest expense (net of tax)	—	—	74
Adjusted net income (loss) available to common stockholders	$ (974)	$ (2,347)	$ 5,142
Weighted-average common shares outstanding, basic	10,671	10,673	11,705
Effect of dilutive securities:
Stock options and warrants	—	—	1,722
Convertible preferred stock	—	—	929
Convertible notes payable	—	—	975
Weighted-average common shares outstanding, diluted	10,671	10,673	15,331
Diluted net income (loss) per share	$ (0.09)	$ (0.22)	$ 0.34

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3—INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consist of the following at December 30, 2006 (in thousands):

U.S. corporate bonds	$ 6,275
U.S. treasury/agency debt securities	494
$ 6,769

The contractual maturities of debt securities classified as held to maturity at December 30, 2006 is as follows (in thousands): $5,267 due in one year or less and $1,502 due in one year through two years. Unrealized gains and losses, net of deferred taxes, have not been significant.

NOTE 4—INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2005	December 30, 2006
Raw materials	$ 2,551	$ 10,513
Work in process	1,027	3,343
Finished goods	3,238	5,617
	$ 6,816	$ 19,473

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

	Estimated Useful Lives	December 31, 2005	December 30, 2006
Machinery and equipment	3-7 yrs.	$ 3,595	$ 5,153
Leasehold improvements	3 yrs.	—	44
Furniture and fixtures	5 yrs.	205	205
Computer equipment and software	3-7 yrs.	1,241	1,731
		5,041	7,133
Less accumulated depreciation and amortization		(2,604)	(3,303)
		$ 2,437	$ 3,830

Included in property and equipment are assets under capital leases with a cost of $2,618,000 and $2,326,000 and accumulated amortization of $896,000 and $1,176,000 at December 31, 2005 and December 30, 2006, respectively.

NOTE 6—CREDIT AGREEMENT

The Company has entered into an agreement (the “Credit Agreement”) with a bank which, as amended, provides for a line of credit facility up to $25 million ($3 million of which may be in the form of letters of credit), limited to 85% of eligible accounts receivable, plus the least of (i) a percentage of eligible inventory determined from time to time by the Company’s bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $7 million. Interest is payable monthly, at the Company’s option, either at prime rate plus 0.50% or LIBOR plus 3%. The interest rate was reduced to the prime rate or LIBOR plus 2.50% in December 2006 concurrent with the Company’s raise of capital through an initial public offering (see Note 1). The line of credit facility, as amended, matures on July 31, 2008.

The Credit Agreement also provided for a $2 million term loan to be funded in two advances. The first advance of $1 million was made in August 2006, and the second advance of $1 million was made in September 2006. The term loan principal was payable in equal monthly installments of $83,350 commencing on September 1, 2006. Interest was payable monthly, at the Company’s option, either at the prime rate plus 0.50% or LIBOR plus 3%. The term loan, including all accrued and unpaid interest was repaid in December 2006 concurrent with the Company’s raise of capital through an initial public offering (see Note 1).

The Credit Agreement also provides for equipment advances up to $2 million. Interest on the equipment advances is payable monthly, at the Company’s option, either at the prime rate plus 0.50% or LIBOR plus 3%. The interest rate was reduced to the prime rate or LIBOR plus 2.50% in December 2006 concurrent with the Company’s initial public offering. Interest only payments were required on the equipment advances through January 31, 2007. Commencing February 1, 2007, the Company is required to repay the equipment advances in 42 equal monthly installments. The outstanding balance on this loan was $1,072,000 at December 30, 2006 (see Note 7) . The equipment advances, including all accrued and unpaid interest, are due on July 31, 2008.

Any borrowings are collateralized by a general first priority lien against all Company assets, both tangible and intangible.

Prior to July 2006, the credit agreement provided for a revolving line of credit of $15 million and no term loan or equipment line of credit.

Interest was payable monthly at the prime rate plus 0.50% in fiscal 2004 (5.75% at January 1, 2005) and in fiscal 2005 at the prime rate plus 4.75% for eligible foreign accounts (12.00% at December 31, 2005) and at December 30, 2006 at the prime rate (8.25%) and for all other advances at the prime rate plus 3.50% and prime rate plus 0.50% (10.75% at December 31, 2005 and 8.25% at December 30, 2006, respectively). Outstanding borrowings on this line of credit at December 31, 2005 and December 30, 2006 were $9,463,000 and $19,238,000, respectively. Borrowing availability under the line of credit was approximately $2,400,000 and $4,872,000 at December 31, 2005 and December 30, 2006, respectively.

The Credit Agreement, as amended, contains certain restrictions and covenants. Under these restrictions and covenants, the Company must maintain certain levels of tangible net worth, achieve minimum monthly and quarterly profitability, and limit capital expenditures. The Company was not in compliance with certain covenants at December 31, 2005. Effective April 18, 2006, the Company executed the Fourth Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults (the “Fourth Amendment”). The Fourth Amendment provides for, among other things, a waiver of noncompliance as of the dates above and added an additional requirement for the Company to consummate a private equity offering not later than March 31, 2007, with minimum net proceeds of $4,000,000.

Effective July 28, 2006, the Company executed the Fifth Amendment to Amended and Restated Credit and Security Agreement (the “Fifth Amendment”). The Fifth Amendment eliminated the prior covenant that required the Company to raise a minimum of $4 million in a private equity offering prior to March 31, 2007.

Effective December 29, 2006, the Company executed the Sixth Amendment to the Amended and Restated Credit and Security Agreement (the “Sixth Amendment”). The Sixth Amendment increased the allowable capital expenditures to $2,500,000 for the six-month period ended December 30, 2006 and any fiscal year thereafter. As of December 30, 2006, the Company was in compliance with all covenants.

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2005	December 30, 2006
Obligations under capital leases (see Note 10)	$ 1,285	$ 802
Term note payable to bank (see Note 6)	—	1,072
Notes payable to others	423	389
	1,708	2,263
Less current portion	(720)	(1,033)
	$ 988	$ 1,230

Mortgage Note Payable

In November 2000, the Company obtained an SBA-backed 25-year mortgage note payable collateralized by its manufacturing facility in Irvine, California. This note bore interest at the prime rate plus 1.0% (6.25% at January 1, 2005), with principal and interest payments due monthly through 2025. In December 2005, the mortgage was paid in full in connection with the sale and leaseback transaction of the manufacturing facility (see Note 10).

Notes Payable to Others

In November 2002, the Company entered into a $100,000 unsecured loan agreement with an individual, bearing interest at 7% payable annually, principal due, as amended, in June 2006. In January 2004, $4,000 of the principal amount was used to exercise certain stock options. The balance of this note was $96,000 at January 1, 2005, December 31, 2005 and December 30, 2006. The note is currently due on demand. The balance of this note and accrued interest was repaid in January 2007.

In January 2003, the Company entered into a $300,000 loan agreement with a financing company, collateralized by assets owned by an employee related to the majority stockholder. This note bears interest at 14% per annum and matures in January 2009. Principal and interest payments of approximately $6,000 are due and payable monthly. The balance of this note was $185,000 and $133,000 at December 31, 2005 and December 30, 2006, respectively.

In August 2005, the Company entered into an agreement with a financing company in connection with financing certain insurance policies. The financing agreement required monthly principal and interest payments of approximately $25,000 through maturity on June 30, 2006. Interest was payable at 8.55% per annum. The outstanding principal balance on this financing was $142,000 at December 31, 2005. During the year ended December 30, 2006, the balance was repaid in full. In August 2006, the Company entered into a new agreement with the financing company to finance its insurance policies. The financing agreement requires monthly principal and interest payments of approximately $32,000 through maturity on June 30, 2007. Interest is payable at 9.45% per annum. The outstanding principal balance on this financing was $160,000 at December 30, 2006.

Capital Leases

The Company has purchased manufacturing and computer equipment through the use of various capital leases. These leases require aggregate monthly payments of $44,450 and mature at various dates through May 2011. The interest rates on these leases vary between 4.3% and 10.4% (see Note 10).

As of December 30, 2006, maturities of long-term debt were as follows (in thousands):

Fiscal Year
2007	$ 1,033
2008	633
2009	373
2010	214
2011	10
$ 2,263

Interest expense related to long-term debt was $177,000, $250,000 and $238,000 for the years ended January 1, 2005 and December 31, 2005 and December 30, 2006, respectively.

NOTE 8—CONVERTIBLE NOTES PAYABLE

In April 2001, the Company issued two convertible promissory notes, each in the original principal amount of $625,000, to Serim Paper Manufacturing Co., Ltd. (“Serim Paper”) and HeungHwa Industries Co., Ltd. (“HeungHwa”), bearing interest at 7.50% per annum (collectively, the “$625,000 Notes”). In February 2003, the Company issued an additional $500,000 convertible note to Serim Paper, bearing interest at 6.50% per annum (the “$500,000 Note”). The $625,000 Notes and the $500,000 Note were guaranteed by the Company’s majority stockholder and were originally convertible, at the option of the holder, into shares of a new series of preferred stock at a price equal to the lower of $2.50 per share or the per share fair market value of the new preferred stock. In the event of a public offering of the Company’s common stock at a price in excess of the conversion price, the notes would automatically convert into shares of the Company’s common stock at the conversion price.

In October 2002 and April 2004, the Company exchanged the $625,000 Notes (or the applicable successor notes) for new notes with the same terms and new maturity dates. In August 2004, the Company exchanged the $500,000 Note for a new note with the same terms and a new maturity date. Effective October 2005, the Company exchanged the then outstanding $625,000 Notes for new notes which provided for a conversion price of $1.667 per share (estimated fair value of the preferred stock at the effective date of exchange) with new maturity dates of April 3, 2007. Effective February 2006, the Company exchanged the then outstanding $500,000 Note for a new note which provided for a conversion price of $1.667 per share (estimated fair value of the preferred stock at the effective date of exchange) with a new maturity date of August 12, 2007. In December 2006, concurrent with the Company’s raise of capital through an initial public offering these notes (totaling $1,750,000) automatically converted to approximately 1,050,000 shares of common stock.

In December 2005, the Company issued $1,000,000 in secured convertible promissory notes (the “2005 Notes”), bearing interest at 9.96% per annum. The 2005 Notes were secured (subordinated to the Credit Agreement) by substantially all the Company’s assets. The 2005 Notes were convertible, at the option of the holder, at any time after the earlier of (i) the maturity date or (ii) the consummation of a private placement offering of common stock of the Company with gross aggregate proceeds to the Company of at least $1,000,000. The 2005 Notes were convertible into shares of the Company’s common stock at either the offering price in a private placement offering of the Company’s common stock, or if no offering, at the fair value of a share of common stock as determined by the Company’s Board of Directors. In the event of a merger transaction with a public company concurrent with a private placement offering with gross aggregate proceeds of at least $5,000,000, the outstanding principal and accrued but unpaid interest would automatically be converted into shares of the Company’s common stock at a rate of 67.5% of the price per share at which such shares were sold in the private placement offering. In accordance with EITF No. 00-27, since the terms of the contingent conversion option do not permit the Company to compute the additional number of shares that it would need to issue upon conversion of the notes if the contingent event occured and the conversion price was adjusted, the Company determined the value of the beneficial conversion feature as of the commitment date and would record the beneficial conversion amount as additional interest expense only if the contingent event occured. The estimated value of the beneficial conversion feature at the commitment date was approximately $500,000.

The 2005 Notes had an original maturity date of February 28, 2006. In March 2006, the note holders agreed to extend the maturity date to May 31, 2006. In June 2006, a note holder of $50,000 in principal agreed to extend the maturity date of its convertible note until August 31, 2006 and fix the conversion price of the note at $2.55 per share. In connection with the amendment of the $50,000 convertible note in June 2006, the Company recorded a BCF of $50,000 as a result of fixing the conversion price at a per share amount that was below the estimated fair value of the Company’s common stock at the date of amendment. The BCF was recorded as a discount from the face amount of the convertible note and was amortized using the effective interest method through maturity of such instrument. In August 2006, the note holder converted the principal balance of $50,000 and accrued interest of $3,000 into 20,863 shares of the Company’s common stock. As a result, the Company recorded interest expense of $50,000 during the year ended December 30, 2006 related to the amortization of the debt discount.

On August 4, 2006, the Company repaid the remaining $950,000 of outstanding principal on the 2005 Notes, including accrued and unpaid interest of $59,010. As a result of the repayment, the Company will not be required to record any further beneficial conversion charge.

NOTE 9—INCOME TAXES

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Current:
Federal	$ (499)	$ (232)	$ 2,772
State	(59)	2	41
Total current	(558)	(230)	2,813
Deferred:
Federal	225	(319)	(273)
State	(7)	(363)	304
Total deferred	218	(682)	31
Income tax provision (benefit)	$ (340)	$ (912)	$ 2,844

Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2005 and December 30, 2006 (in thousands):

	December 31, 2005	December 30, 2006
Deferred tax assets:
Reserves and allowances	$ 1,046	$ 914
Other accruals	73	357
Compensatory stock options and rights	503	546
Tax credit carryforwards	249	193
Deferred gain	241	194
NOL carryforward	289	—
Total deferred tax assets	2,401	2,204
Deferred tax liabilities:
State taxes, net of federal income tax benefit	(278)	(176)
Depreciation and amortization	(304)	(254)
Prepaid expenses	(158)	(144)
Total deferred tax liabilities	(740)	(574)
	$ 1,661	$ 1,630

The Company generated federal net operating losses (“NOL”) of approximately $1,669,000 and $1,071,000 for the years ended December 31, 2005 and January 1, 2005, respectively. The federal NOL generated for December 31, 2005 and for January 1, 2005 were carried back, to December 27, 2003, and fully utilized. In addition, the Company carried back approximately $125,000 of federal credits generated for the year ended January 1, 2005 to the year ended December 27, 2003. At December 30, 2006, the Company’s state credit carryforward is approximately $193,000. A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income before income taxes to the income tax provision (benefit) is as follows:

	Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
U.S. federal statutory tax	(35)%	(35)%	35%
State taxes, net of federal effect	(4)	(7)	3
Research and development credits	(10)	—	(2)
Benefit of lower tax rate	1	1	(1)
Stock-based compensation	7	—	1
Loss from foreign subsidiary	14	11	—
Domestic production	—	—	(1)
Other	1	3	1
Income tax provision (benefit)	(26)%	(27)%	36%

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its facilities and equipment under non-cancelable operating leases through November 2010. Rental expense for the years ended January 1, 2005, December 31, 2005 and December 30, 2006 totaled $207,000, $343,000, and $409,000, respectively. The Company also has capital leases for certain equipment.

In December 2005, the Company sold the building containing its manufacturing facility and the related land in Irvine, California to an unrelated third party for gross proceeds of $1,900,000. Concurrent with the sale, the Company entered into an agreement to lease the property back at an initial monthly rent of $10,000, subject to annual rent increases of 3% through lease expiration in November 2010. The Company is accounting for the lease as an operating lease. In connection with the sale, the Company recognized a gain of $580,000 which was deferred and is being amortized into income ratably over the lease term. During the year ended December 30, 2006, the Company amortized $118,000 of the gain which is recorded as a reduction of rent expense in the accompanying statement of operations.

A summary of future minimum lease commitments as of December 30, 2006 is as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2007	$507	$173
2008	282	128
2009	70	132
2010	39	124
2011	10	—
Total minimum lease payments	908	$557
Less amount representing interest	(106)
Present value of future minimum lease payments (see Note 7)	$802

Litigation

The Company is subject to litigation in the ordinary course of business. The Company is not currently party to any pending litigation matters.

Other Contingent Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; and (v) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

In February 2006, the Company’s former Vice President of Finance (the “Former Officer”) submitted his resignation. In order to secure the services of the Former Officer through an orderly transition of his responsibilities and in exchange for standard mutual releases of obligations, the Company entered into a severance agreement with the Former Officer. The agreement called for the continuation of the Former Officer’s salary through December 31, 2006. The Company also reimbursed the Former Officer for the cost of maintaining his prior medical insurance benefits through the earlier of December 31, 2006 or the date on which he obtains medical coverage through a new employer. The total cost of the salary continuation and medical benefits to be provided under the agreement was approximately $149,000. Under terms of the agreement, the Former Officer was obligated to provide a specified minimum number of hours of service to the Company each month through the end of 2006. During the year ended December 30, 2006, the Company paid $143,000 to the Former Officer in connection with the severance agreement.

In November 2006, the Company signed a Letter of Intent (“LOI”) for the rental of a facility for the Company’s operation in the People’s Republic of China. The Company paid a deposit of $12,000. This agreement expires February 28, 2007 at which time the Company will sign a lease or the offer will expire.

NOTE 11—RELATED PARTY TRANSACTIONS

In February 2003, the Company loaned an employee $19,900 to exercise a portion of his then-vested common stock options. This full recourse note bears interest at a rate of 7% payable annually, and is due on February 17, 2008. As of December 31, 2005 the amount of outstanding principal and accrued and unpaid interest on this note was approximately $24,000, and has been recorded as a reduction of stockholders’ equity in the consolidated balance sheets. In December 2006, the employee repaid a portion of the note, the amount outstanding at December 30, 2006 was approximately $1,000.

Interest income related to these loans amounted to approximately $1,000, $1,000, and $1,000 during the years ended January 1, 2005, December 31, 2005 and December 30, 2006, respectively.

NOTE 12—STOCKHOLDERS’ EQUITY

Issuance of Common Stock for Option and Warrant Exercises

In 2003, options to purchase 100,000 shares of common stock were exercised for cash in the amount of $100 and a full recourse note receivable in the amount of $19,900, bearing interest at 7% per annum, with interest payable annually and principal due in 2008 (see Note 11). In December 2006, principal and accrued interest of $23,000 on this note was repaid. The amount outstanding at December 30, 2006 was approximately $1,000.

In January 2004, options to purchase 20,000 shares of common stock were exercised by forgiving $4,000 of a $100,000 note due others (see Note 6) in lieu of cash payment for the exercise price. In addition, 1,667 common stock options were exercised for $333 in cash.

In May 2005, options to purchase 1,667 shares of common stock were exercised for $3,251 cash.

In March and April 2006, certain warrant holders exercised warrants to purchase 550,000 shares of common stock for $110,000 cash.

Series A Convertible Preferred Stock (“Series A”)

The Series A Convertible Preferred Stock automatically converted to 1,000,000 shares of Common stock upon completion of the Company’s IPO on December 5, 2006. Prior to that date the Series A stockholders were entitled to noncumulative dividends at the rate of $0.16 per share per annum, when, as and if declared by the Board of Directors, prior and in preference to the payment of any dividends on common stock. Shares of Series A were convertible, at the option of the holder, into shares of common stock, on a 1:1 basis. The conversion could occur at any time after issuance and was automatically adjusted for stock splits such that the value of the converted shares remains unchanged. Conversion was automatic immediately prior to the closing of a public offering of the Company’s common stock, or at the election of the holders of a majority of the shares of Series A preferred stock. Holders of Series A were entitled to a liquidation preference, as defined, of $2.00 per share, plus any declared and unpaid dividends, prior to any distribution of assets to holders of common stock. Holders of Series A carried voting rights on an as-converted basis.

Common Stock

In October 2006, in connection with the Company’s IPO, the Board of Directors authorized an increase in the number of common shares from 16,000,000 to 90,000,000, effective as of and contingent upon the closing of the IPO. The closing of the IPO occurred in November 2006.

Serial Preferred Stock

At the completion of the Company’s IPO the Company authorized 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares were outstanding at December 30, 2006.

NOTE 13—STOCK OPTIONS AND WARRANTS

Common Stock Options

In November 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”) and in October 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”), under which direct stock awards or options to acquire shares of the Company’s common stock may be granted to employees and nonemployees of the Company. The 2000 Plan is administered by the Board of Directors or a committee thereof, and the 2006 Plan is administered by the Compensation Committee of the Board of Directors. The 2000 Plan permitted the issuance of up to 5,750,000 shares of the Company’s common stock. Effective as of the IPO, no further grants may be made under the 2000 Plan. The 2006 Plan permits the issuance of a maximum of 500,000 shares of common stock, automatically increasing on the first day of each calendar year beginning on or after January 1, 2007 by the lesser of (i) 500,000 shares and (ii) such smaller number of shares as may be determined by our Board of Directors prior to that date. Options granted under the 2000 Plan and 2006 Plan vest over a rate of at least 20% per year over five years and expire 10 years from the date of grant. As of December 30, 2006, options to purchase 985,000 common shares were available for future grant under the 2006 Plan.

Warrants

From time to time, the Company issues warrants to non-employees for services rendered or to be rendered in the future. Such warrants are issued outside of the 2000 Plan and 2006 Plan. As of December 30, 2006, there were warrants to purchase 397,500 shares of common stock, of which 360,000 are fully vested and exercisable. The remaining warrants to purchase 37,500 shares of common stock vest over a four year period. The weighted-average exercise price of these outstanding warrants was $1.35 per share at December 30, 2006.

A summary of changes in outstanding common stock options and warrants during the period from December 28, 2003 to December 30, 2006 is presented below (shares in thousands):

	Total Shares	Weighted- Average Exercise Price
Outstanding—December 28, 2003	2,750	$0.70
Granted	—	—
Exercised	(22)	$0.20
Canceled	(279)	$1.72
Outstanding—January 1, 2005	2,449	$0.58
Granted	866	$2.55
Exercised	(2)	$1.95
Canceled	(213)	$1.98
Outstanding—December 31, 2005	3,100	$1.04
Granted	1,515	$3.01
Exercised	(550)	$0.20
Canceled	(350)	$2.18
Outstanding—December 30, 2006	3,715	$1.86

The following table summarizes information about stock options and warrants outstanding and exercisable at December 30, 2006 (shares in thousands):

	Options/Warrants Outstanding			Options/Warrants Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Price	Number of Shares	Weighted- Average Price
$0.20	1,045	5	$0.20	1,043	$0.20
$1.00	300	1	$1.00	300	$1.00
$1.25	189	6	$1.25	179	$1.25
$1.95	33	7	$1.95	28	$1.95
$2.55	953	9	$2.55	224	$2.55
$7.00	1,180	10	$7.00	10	$7.00
$8.00	15	10	$8.00	—	$8.00
	3,715			1,784

During fiscal 2003, the Company issued options to purchase 696,500 shares of common stock to employees. Due to the difference between the exercise price and the estimated fair value of common stock, $2,931,000 of deferred compensation expense was recorded that will be amortized to expense over the vesting period. During fiscal 2004, 2005 and 2006, the Company recognized compensation expense (net of forfeitures) of $250,000, ($64,000) and $580,000, related to these grants.

During fiscal 2005, the Company issued options to purchase 831,000 shares of the Company’s common stock to employees and directors. The options were granted at exercise prices which were equal to the estimated fair value of the common stock on the date of grant. Therefore, no stock-based compensation expense was recorded in the accompanying consolidated statement of operations.

During fiscal 2005 and 2006, the Company issued options to purchase 35,000 shares and 20,000 shares, respectively, of the Company’s common stock to non-employee consultants for services to be perfomed over a four year period. During the years ended December 31, 2005 and December 30, 2006, the Company recognized consulting expense of $3,000 and $3,000, respectively, which is included in selling, general and administrative expenses.

During the year ended December 30, 2006, the Company granted warrants to purchase 37,500 shares of the Company’s common stock to a consulting firm for services. The estimated fair value of the warrants at the date of issuance using the Black-Scholes pricing model was determined to be $60,400 and will be amortized to consulting expense over a four year vesting period. Consulting expense related to these warrants was $8,900 during the year ended December 30, 2006 and is included in selling, general and administrative expenses.

The weighted-average fair value of common stock options and warrants granted during the year ended December 31, 2005 was $0.17. No common stock options or warrants were granted during fiscal 2004.

NOTE 14—401(k) PLAN

The Company sponsors a 401(k) defined contribution plan. Employees are eligible to participate in this plan provided they are employed full-time and have reached 21 years of age. Participants may make pre-tax contributions to the plan subject to a statutorily prescribed annual limit. Each participant is fully vested in his or her contributions on the contributions and investment earnings. The Company may make matching contributions on the contributions of a participant on a discretionary basis. There were no Company contributions made during the three years in the period ended December 30, 2006.

NOTE 15—MAJOR CUSTOMERS AND SUPPLIERS

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues as follows:

	Year Ended
	January 1,	December 31,	December 30,
	2005	2005	2006
Customer:
A	71%	35%	38%
B	—	13%	2%
C	2%	20%	33%

The Company’s accounts receivable are concentrated with two customers at December 31, 2005, representing 39% and 17%; and four customers at December 30, 2006, representing 32%, 19%, 14% and 13% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

The Company’s purchases have historically been concentrated in a small number of suppliers. The following table sets forth purchases from suppliers comprising 10% or more of the Company’s total purchases as follows:

	Year Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Supplier:
A	33%	37%	27%
B	21%	19%	13%
C	13%	19%	5%
D	—	—	18%

While the Company believes alternative suppliers could be utilized, any inability to obtain components or products in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company.

NOTE 16—SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis. All the Company’s international sales relate to shipments of products to its U.S. customers’ international manufacturing sites or third-party hubs and are denominated in U.S. dollars.

As of December 31, 2005 and December 30, 2006 all long-lived assets are located in the United States.

NOTE 17—SUBSEQUENT EVENTS

In January 2007, options to purchase 73,000 common shares were exercised for $89,350.

In February 2007, the Company entered into various agreements for its PRC facility amounting to approximately $2,600,000. As of February 26, 2007, the Company has paid out $293,000 toward these obligations, which include leasehold improvements and manufacturing equipment. During March 2007, the Company expects to enter into a five year lease commitment on a building in Suzhou, PRC. The monthly rent is anticipated to be approximately $12,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Netlist, Inc.:

We have audited the consolidated financial statements of Netlist, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and for each of the two years in the period ended December 30, 2006, and have issued our report thereon dated February  27, 2007. Our audits also included the consolidated financial statement schedule of the Company for the years ended December 30, 2006 and December 31, 2005 listed in the accompanying index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CORBIN & COMPANY, LLP
Irvine, California
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Netlist, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Netlist, Inc. and subsidiaries (the “Company”) for the year ended January 1, 2005 and have issued our report thereon dated March 1, 2006; such report is included elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Our audit also included the financial statement schedule of the Company for the year ended January 1, 2005 listed in the accompanying index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements described above, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 1, 2006

Netlist, Inc.

Valuation and Qualifying Accounts (in thousands)

	Balance At Beginning of Period	Charged to Cost and Expenses	(Deductions)	Balance at End of Period
Allowance for sales returns and doubtful accounts:
Year Ended January 1, 2005	$136	$200	$(104)	$232
Year Ended December 31, 2005	$232	$19	$(142)	$109
Year Ended December 30, 2006	$109	$520	$(541)	$88