Form 10-Q
period 2007-03-31
NETLIST INC
filed 2007-05-15
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Common Stock, par value $0.001 per share

19,644,487 shares outstanding at April 30, 2007

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,694	$30,975
Investments in marketable securities	16,149	5,267
Accounts receivable, net	18,033	23,703
Inventories	13,380	19,473
Deferred taxes	1,100	1,054
Prepaid expenses and other current assets	897	988
Total current assets	61,253	81,460
Property and equipment, net	3,894	3,830
Deferred taxes	932	576
Long-term investments in marketable securities	6,842	1,502
Other assets	636	326
Total assets	$73,557	$87,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,491	$11,680
Revolving line of credit	12,026	19,238
Current portion of long-term debt	865	1,033
Current portion of deferred gain on sale and leaseback transaction	118	118
Income taxes payable	108	552
Accrued expenses and other current liabilities	2,459	3,255
Total current liabilities	21,067	35,876
Long-term debt, net of current portion	1,010	1,230
Deferred gain on sale and leaseback transaction, net of current portion	314	344
Total liabilities	22,391	37,450
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	66,998	66,557
Note receivable from stockholder	(1)	(1)
Accumulated deficit	(15,855)	(16,332)
Accumulated other comprehensive income	4	—
Total stockholders’ equity	51,166	50,244
Total liabilities and stockholders’ equity	$73,557	$87,694

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$37,538	$26,020
Cost of sales(1)	32,089	23,466
Gross profit	5,449	2,554
Operating expenses:
Research and development(1)	1,067	666
Selling, general and administrative(1)	3,704	1,803
Total operating expenses	4,771	2,469
Operating income	678	85
Other expense:
Interest expense, net of interest income	(48)	(400)
Other income (expense), net	1	(10)
Total other expense, net	(47)	(410)
Income (loss) before provision (benefit) for income taxes	631	(325)
Provision (benefit) for income taxes	—	(83)
Net income (loss)	$631	$(242)
Net income (loss) per common share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)
Weighted-average common shares outstanding:
Basic	19,624	10,753
Diluted	21,425	10,753

(1)             Amounts include stock-based compensation expense as follows:

Cost of sales	$64	$7
Research and development	46	11
Selling, general and administrative	218	55

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income (loss)	$631	$(242)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	254	249
Amortization of deferred gain on sale and leaseback transaction	(30)	(30)
Deferred income taxes	(402)	—
Impairment of long-lived asset	114	—
Loss on disposal of assets	—	15
Stock-based compensation	328	73
Changes in operating assets and liabilities:
Accounts receivable	5,670	137
Inventories	6,093	315
Income taxes receivable	—	(83)
Prepaid expenses and other current assets	91	166
Other assets	(310)	3
Accounts payable	(6,172)	1,987
Income taxes payable	(598)	—
Accrued expenses and other current liabilities	(796)	(12)
Net cash provided by operating activities	4,873	2,578
Cash flows from investing activities:
Acquisition of property and equipment	(449)	(67)
Proceeds from sale of equipment	—	45
Purchases of investments in marketable securities	(30,618)	—
Proceeds from maturities of investments in marketable securities	14,400	—
Net cash used in investing activities	(16,667)	(22)
Cash flows from financing activities:
Borrowings on lines of credit	40,174	22,542
Payments on lines of credit	(47,386)	(25,933)
Payments on debt	(388)	(200)
Proceeds from exercise of stock options and warrants	113	104
Net cash used in financing activities	(7,487)	(3,487)
Net decrease in cash and cash equivalents	(19,281)	(931)
Cash and cash equivalents, beginning of period	30,975	953
Cash and cash equivalents, end of period	$11,694	$22

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1—DESCRIPTION OF BUSINESS

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 30, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2007.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company and its wholly owned subsidiaries as of March 31, 2007 and December 30, 2006, and the consolidated results of its operations and cash flows for the three months ended March 31, 2007 and April 1, 2006. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Fiscal Year

Effective January 1, 2003, the Company changed its fiscal year from a calendar year to a 52/53-week fiscal year ending on the Saturday closest to December 31. Each of the Company’s first three quarters in a fiscal year end on the Saturday closest to March 31, June 30 and September 30, respectively.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers (“OEMs”). Revenues also include sales of excess inventories to distributors and other users of memory intergrated circuits (“ICs”) totaling approximately $1.0 million and $5.1 million, during the three months ended March 31, 2007 and April 1, 2006, respectively.

The Company recognizes revenues in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). In accordance with the provisions of SAB No. 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

Warranties

The Company offers warranties generally ranging from one to three years to its customers, other than on sales of excess inventory, depending on the product and negotiated terms of purchase agreements. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. An estimate by the Company for warranty related costs is recorded by the Company at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs. Such costs have historically been consistent between periods and insignificant. The Company’s estimated warranty liability at March 31, 2007 was approximately $0.3 million, and is included as a component of accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

Stock-Based Compensation

The Company accounts for equity issuances to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

In accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), employee and director stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the accompanying unaudited condensed consolidated statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Given that stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated fair values of the Company’s stock-based awards. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method. During fiscal 2006 and prior years, in addition to outstanding stock options and warrants, dilutive potential common shares also consisted of shares issuable upon the conversion of notes payable and convertible preferred stock using the “if converted” method.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

NOTE 3—SUPPLEMENTAL FINANCIAL INFORMATION

Inventories

Inventories consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Raw materials	$4,279	$10,513
Work in process	1,984	3,343
Finished goods	7,117	5,617
	$13,380	$19,473

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of taxes, consist of the following (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income (loss)	$631	$(242)
Other comprehensive income (loss):
Change in net unrealized gain on investments	4	—
Comprehensive income (loss)	$635	$(242)

Computation of Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2007	April 1, 2006
Basic net income (loss) per share:
Numerator: Net income (loss)	$631	$(242)
Denominator: Weighted-average common shares outstanding, basic	19,624	10,753
Basic net income (loss) per share	$0.03	$(0.02)
Diluted net income (loss) per share:
Numerator: Net income (loss)	$631	$(242)
Weighted-average common shares outstanding, basic	19,624	10,753
Effect of dilutive securities:
Stock options and warrants	1,801	—
Denominator: Weighted-average common shares outstanding, diluted	21,425	10,753
Diluted net income (loss) per share	$0.03	$(0.02)

All potentially dilutive common share equivalents of approximately 3.6 million shares have been excluded from the diluted net loss per share calculation for the three months ended April 1, 2006 as their effect would be anti-dilutive for the period then ended.

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues:

	Three Months Ended
	March 31, 2007	April 1, 2006
Customer:
A	38%	16%
B	11%	33%
C	31%	—

The Company’s accounts receivable are concentrated with four customers at March 31, 2007, representing 38%, 21%, 11% and 11% of aggregate gross receivables. At December 30, 2006, accounts receivable are concentrated with four customers representing 32%, 19%, 14% and 13% of aggregate gross receivables. A significant reduction in sales to, or the ability to collect receivables from, a significant customer could have a material adverse impact on the Company.

NOTE 4—CREDIT AGREEMENT

In April 2007, the Company executed the Seventh Amendment to the Amended and Restated Credit and Security Agreement (the “Seventh Amendment”). The Seventh Amendment, which is effective as of March 21, 2007, allows the Company to, at its election, increase its line of credit from $25 million, in $2.5 million increments, up to a total of $40 million at the prime rate of interest, which was 8.25% at March 31, 2007 and December 30, 2006. In addition, the amendment (i) extends the maturity date of the line of credit to July 31, 2009, (ii) establishes an equipment advance line of $3 million, (iii) increases the sublimit for letters of credit to $5 million, (iv) sets an inventory sublimit of $7 million, with the ability to increase to $10 million if certain financial targets are met, (v) provides for the reduction in interest rates on borrowings if certain borrowing amounts and financial performance targets are met, (vi) resets the minimum book net worth, capital expenditures, and minimum debt service coverage ratio financial covenants and (vii) eliminates the minimum net income and stop loss financial covenants. As of March 31, 2007, the Company was in compliance with all financial covenants.

The $40 million credit facility was preceded by a line of credit facility up to $25 million ($3 million of which was in the form of letters of credit), limited to 85% of eligible accounts receivable, plus the least of (i) a percentage of eligible inventory determined from time to time by the Company’s bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $7 million. Interest is payable monthly, at the Company’s option, either at prime rate plus 0.50% or LIBOR plus 3%. The interest rate was reduced to the prime rate or LIBOR plus 2.50% in December 2006 concurrent with the Company’s raise of capital through an initial public offering.

Interest on the equipment advances is payable monthly, at the Company’s option, either at the prime rate or LIBOR plus 2.50%. Interest only payments were required on the equipment advances through January 31, 2007. Commencing February 1, 2007, the Company was required to repay the equipment advances in 42 equal monthly installments. The outstanding balance on this loan was approximately $1.0 million and $1.1 million at March 31, 2007 and December 30, 2006, respectively. (see Note 5).

Interest expense related to borrowings on the line of credit was approximately $0.4 million and $0.3 million for the three months ended March 31, 2007 and April 1, 2006, respectively. Outstanding borrowings on the line of credit were approximately $12.0 million and $19.2 million at March 31, 2007 and December 30, 2006, respectively. Borrowing availability under the line of credit was approximately $2.9 million at March 31, 2007.

NOTE 5—LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2007	December 30, 2006
Obligations under capital leases	$696	$802
Equipment note payable to bank (see Note 4)	996	1,072
Notes payable to others	183	389
	1,875	2,263
Less current portion	(865)	(1,033)
	$1,010	$1,230

Notes Payable to Others

In November 2002, the Company entered into a $100,000 unsecured loan agreement with an individual, bearing interest at 7% payable annually, principal due, as amended, in June 2006. In January 2004, $4,000 of the principal amount was used to exercise certain stock options. The balance of this note was $96,000 at December 30, 2006, which, along with accrued interest, was repaid in full in January 2007.

In January 2003, the Company entered into a $300,000 loan agreement with a financing company, collateralized by assets owned by an employee related to the majority stockholder. This note bears interest at 14% per annum and matures in January 2009. Principal and interest payments of approximately $6,000 are due and payable monthly. The balance of this note was approximately $119,000 and $133,000 at March 31, 2007 and December 30, 2006, respectively.

In August 2005, the Company entered into an agreement with a financing company in connection with financing certain insurance policies. The financing agreement required monthly principal and interest payments of approximately $25,000 through maturity on June 30, 2006. Interest was payable at 8.55% per annum. The outstanding principal balance on this financing was $142,000 at December 31, 2005. During the year ended December 30, 2006, the balance was repaid in full. In August 2006, the Company entered into a new agreement with the financing company to finance its insurance policies. The financing agreement requires monthly principal and interest payments of approximately $32,000 through maturity on June 30, 2007. Interest is payable at 9.45% per annum. The outstanding principal balance on this financing was approximately $64,000 and $160,000 at March 31, 2007 and December 30, 2006, respectively.

Capital Leases

The Company has purchased manufacturing and computer equipment through the use of various capital leases. These leases require aggregate monthly payments of approximately $34,000 and mature at various dates through May 2011. The interest rates on these leases vary between 4.3% and 9.4%.

Interest expense related to long-term debt was approximately $57,000, and $46,000 for the three months ended March 31, 2007 and April 1, 2006, respectively.

NOTE 6—INCOME TAXES

The Company recorded a tax provision of $0 and $83,000 for the three months ended March 31, 2007 and April 1, 2006, respectively. The effective tax rates for the Company were 0% and 26% for the three months ended March 31, 2007 and April 1, 2006, respectively.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 31, 2006, the first day of fiscal 2007. As a result of the implementation of FIN 48, the Company recorded an increase in the net liability for unrecognized tax positions of approximately $0.2 million, which was recorded as an adjustment to the beginning balance of accumulated deficit as of December 31, 2006. Including the increase in the net liability, at December 31, 2006 the Company had approximately $0.5 million of total unrecognized tax benefits.  Included in this balance were $0.5 million of tax positions that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had approximately $30,000 accrued for interest and $0 accrued for penalties at December 31, 2006.

The Company files tax returns with federal and state jurisdictions. The Company is no longer subject to IRS or state examinations prior to fiscal 2003, although certain carryforward attributes that were generated prior to fiscal 2003 may still be adjusted by the IRS if they either have been or will be used in a future period.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

In May 2007, the Company and certain of its officers and directors were named as defendants in a securities class action filed in federal court in New York (Tran v. Netlist, et al., No. 07 CV 3754). The complaint is filed on behalf of purchasers of the Company’s common stock in or traceable to the Company’s initial public offering and asserts claims under Sections 11 and 15 of the Securities Act of 1933. The Company has not been served with the complaint.

Other Obligations

In March 2007, the Company entered into a five year lease commitment agreement on a facility in Suzhou in the People’s Republic of China for which the total base rent for the term of the lease is expected to approximate $800,000.  In March 2007, the Company began its occupation of the facility and commenced recording monthly rent expense of approximately $13,000.

In April 2007, the Company entered into a four year facility lease agreement of approximately 28,700 rentable square feet in Irvine, California. The Company plans to occupy the new facility in July 2007, which will allow for the consolidation of its headquarters and manufacturing operations into a single location. The total base rent for the term of the lease will be approximately $1.7 million, with monthly rent payments ranging from approximately $33,000 to $37,000 during the term of the lease.

NOTE 8—RELATED PARTY TRANSACTIONS

In February 2003, the Company loaned an employee $19,900 to exercise a portion of his then-vested common stock options. This full recourse note bears interest at a rate of 7% payable annually, and is due on February 17, 2008. In December 2006, the employee repaid $23,000 of the note.  As of March 31, 2007 and December 30, 2006, the remaining amount outstanding was approximately $1,000 and has been recorded as a reduction of stockholders’ equity in the consolidated balance sheets.

NOTE 9—IMPAIRMENT OF LONG-LIVED ASSET

During fiscal 2006, the Company acquired certain laser soldering equipment (the “Equipment”) primarily intended for use in connection with a new product technology to be developed for a customer.  In the first quarter of 2007, management determined that certain alternative equipment and related design processes were a more appropriate complement to the development of this technology. As a result, the Company determined the extent to which it expects to utilize the Equipment in the future had decreased from its original estimates. Accordingly, the Company concluded that the carrying value of the Equipment of approximately $0.3 million was no longer recoverable and was in fact impaired. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company estimated the current fair value of the Equipment primarily using market prices for comparable machinery and equipment. As a result of its analysis, the Company recorded an impairment charge of approximately $0.1 million to write down the carrying value of the Equipment to its estimated fair value. This charge is included as a component of research and development expense for the three months ended March 31, 2007 in the accompanying unaudited condensed consolidated statement of operations.

The Company is still evaluating the extent of possible alternative uses for the Equipment, which may include ultimately disposing of the Equipment through a sale.

NOTE 10—STOCK OPTIONS AND WARRANTS

Common Stock Options

In November 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”) and in October 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”), under which direct stock awards or options to acquire shares of the Company’s common stock may be granted to employees and nonemployees of the Company. The 2000 Plan is administered by the Board of Directors or a committee thereof, and the 2006 Plan is administered by the Compensation Committee of the Board of Directors. The 2000 Plan permitted the issuance of up to 5,750,000 shares of the Company’s common stock. Effective as of the Company’s initial public offering on December 5, 2006, no further grants may be made under the 2000 Plan. The 2006 Plan permits the issuance of a maximum of 500,000 shares of common stock, automatically increasing on the first day of each calendar year beginning on or after January 1, 2007 by the lesser of (i) 500,000 shares and (ii) such smaller number of shares as may be determined by our Board of Directors prior to that date. Options granted under the 2000 Plan and 2006 Plan primarily vest over a rate of 25% per year over four years and expire 10 years from the date of grant.

In March 2007, the Company granted options to purchase 3,000 shares of the Company’s common stock to a non-employee consultant, which were immediately vested as of the grant date and carry an exercise price of $2.55 per share.  The total grant date fair value of these options was approximately $20,000, which was recorded as stock-based compensation expense for the three months ended March 31, 2007.

A summary of common stock option activity as of and for the three months ended March 31, 2007 is presented below (shares in thousands):

	Shares	Weighted- Average Exercise Price per Share
Options outstanding at December 31, 2006	3,318	$3.34
Options granted	91	8.56
Options exercised	(101)	1.12
Options cancelled	(27)	2.55
Options outstanding at March 31, 2007	3,281	$3.56

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2007 and April 1, 2006 was $6.07 and $0.52, respectively. These values were estimated using the following assumptions:

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
Expected term (in years)	5.4	6
Expected volatility	80%	40%
Risk-free interest rate	4.65%	4.55%
Expected dividends	—	—

At March 31, 2007, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2007 through fiscal 2011 related to unvested common stock options is approximately $3.5 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.2 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards.

Warrants

From time to time, the Company issues warrants to non-employees for services rendered or to be rendered in the future. Such warrants are issued outside of the 2000 Plan and 2006 Plan. As of March 31, 2007 and December 30, 2006, there were warrants outstanding to purchase 397,500 shares of common stock. As of March 31, 2007, approximately 368,000 warrants to purchase shares of common stock were fully vested and exercisable, while the remaining warrants to purchase 29,500 shares of common stock vest over approximately the next 3.5 years. The weighted-average exercise price of the warrants outstanding at March 31, 2007 was $1.35 per share.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

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

NOTE 12—SUBSEQUENT EVENT

In May 2007, the Company and certain of its officers and directors were named as defendants in a securities class action filed in federal court in New York (Tran v. Netlist, et al., No. 07 CV 3754). The complaint is filed on behalf of purchasers of the Company’s common stock in or traceable to the Company’s initial public offering and assets claims under Sections 11 and 15 of the Securities Act of 1933. The Company has not been served with the complaint.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and subsequent reports on Form 8-K, which discuss our business in greater detail.

The section entitled “Risk Factors” set forth in Part II, Item 1A, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

This report contains forward-looking statements that involve risks, uncertainties, estimates and assumptions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to those identified under the heading “Risk Factors” set forth in Part II, Item 1A. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We design, manufacture and sell high performance memory subsystems for the server, high performance computing and communications markets. Our memory subsystems consist of dynamic random access memory integrated circuits, or DRAM ICs, and other components assembled on a printed circuit board, or PCB. We engage with our original equipment manufacturer, or OEM, customers from the earliest stages of new product definition, which provides us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

Due to their importance to overall system architecture and performance, our products must undergo lengthy qualification reviews by our OEM customers, which may last up to six months. In addition, in order to penetrate large OEMs, we have typically been required to demonstrate our ability to meet strict standards for quality, customer service and turnaround time by first supplying less complex products into a limited range of high volume applications. For example, the initial products we sold to IBM were used in mobile computing applications. The majority of our sales of subsequent products to IBM have been for high-end server applications, our primary market focus. Consistent with the concentrated nature of the

OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell and IBM represented 38% and 11%, respectively, of our net sales in the three months ended March 31, 2007, and 16% and 33%, respectively, of our net sales in the three months ended April 1, 2006.  Additionally, Hewlett Packard represented 31% of our net sales in the three months ended March 31, 2007. We expect that Dell, IBM and Hewlett Packard will continue to represent a significant percentage of our net sales for at least the next 12 months.

During the three months ended March 31, 2007, the market price of DRAM ICs decreased over 50%. This decline has adversely affected the selling prices of many of our products and resulted in lower revenues, lower gross margin and reduced inventory value during this period. Should the decline in the DRAM IC market continue, it would result in lower net sales, lower gross margin and reduced inventory value in subsequent periods. We expect that the continued softness in the DRAM market will have a significant impact on our overall results of operations in subsequent periods.

Key Business Metrics

The following describes certain line items in our statements of operations that are important to management’s assessment of our financial performance:

Net Sales.   Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place purchase orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars. We also sell excess component inventory of DRAM ICs to distributors and other users of memory ICs. These sales accounted for approximately 3% and 19% of our net sales in the three months ended March 31, 2007 and April 1, 2006, respectively. We expect that component inventory sales will continue to decrease as a percentage of net sales in future periods as we diversify our customer base and therefore are able to use components in a wider range of memory subsystems.

Cost of Sales.   Our cost of sales includes the cost of materials, manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation and occupancy costs and other allocated fixed costs. The DRAM ICs incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs. We attempt to pass through such DRAM IC cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. To the extent we are successful, a large majority of our product cost is variable, and thus our cost of sales and gross margin percentages may not be significantly impacted by changes in sales volume. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs, which will affect gross margins. The gross margin on our sales of excess component DRAM IC inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, a decrease in DRAM IC inventory sales as a percentage of our overall sales would result in an improved overall gross margin. We assess the valuation of our inventories on a monthly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or market value.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. We review our estimates on an on-going basis. Actual results may differ from these estimates, which may result in material adverse effects on our operating results and financial position. We believe the following critical accounting policies involve our more significant assumptions and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition.   We recognize revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB No. 104. Under the provisions of SAB No. 104, we recognize revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

Inventories.   We value our inventories at the lower of the actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next three to six months. In addition, we consider changes in the market value of DRAM ICs in determining the realizable value of our raw material inventory. Once established, any write-downs are considered permanent adjustments to the cost basis of our inventories. A significant decrease in demand for our products could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross profit at the time such inventories are sold. In addition, should the market value of DRAM ICs decrease significantly, we may be required to lower our selling prices to reflect the lower cost of our raw materials. If such price decreases reduce the realizable value of our inventories to less than our cost, we would be required to recognize additional expense in our cost of sales in the same period. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, technological developments or the market value of DRAM ICs could have a material effect on the value of our inventories and our reported operating results.

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

Stock-Based Compensation.   We account for equity issuances to non-employees in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force, or EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Prior to January 1, 2006, we accounted for stock-based compensation issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related pronouncements. Under this method, compensation expense was recognized over the respective vesting period based on the excess, on the date of grant, of the fair value of our common stock over the grant price, net of forfeitures. Deferred stock-based compensation was amortized on a straight-line basis over the vesting period of each grant.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to our Amended and Restated 2000 Equity Incentive Plan based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 30, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes.   We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we operate at a loss for an extended period of time or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period. Any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities, and our reported financial results. Additionally, the Company adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on December 31, 2006, the first day of fiscal 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Refer to Note. 6, “Income Taxes,” for additional information.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2007	April 1, 2006

Net sales	100.0%	100.0%
Cost of sales	85.5	90.2
Gross profit	14.5	9.8
Operating expenses:
Research and development	2.8	2.6
Selling, general and administrative	9.9	6.9
Total operating expenses	12.7	9.5
Operating income	1.8	0.3
Interest expense, net	(0.1)	(1.6)
Other income (expense), net	—	—
Income (loss) before provision (benefit) for income taxes	1.7	(1.2)
Provision (benefit) for income taxes	—	(0.3)
Net income (loss)	1.7%	(0.9)%

Three Months Ended March 31, 2007 Compared to Three Months Ended April 1, 2006

Net Sales.   Net sales for the three months ended March 31, 2007 were $37.5 million, a net increase of $11.5 million, or 44%, over the three months ended April 1, 2006. Sales of laptop personal computer, or PC, memory subsystems increased approximately $11.0 million over the three months ended April 1, 2006 primarily as a result of certain opportunities that arose in the market to sell such additional units during the current period. This was offset by a decrease in sales of our very low profile memory subsystems of approximately $8.3 million. In addition, DDR2 server memory subsystem sales increased by approximately $2.8 million while DDR subsystem sales decreased by approximately $0.3 million as customers continue transitioning to DDR2 architectures. Finally, sales of memory subsystems used to control redundant arrays of independent disks (RAIDs), which commenced late in the second quarter of fiscal 2006, contributed to approximately $11.3 of our revenues for the three months ended March 31, 2007.

Although sales of laptop PC memory increased significantly during the three months ended March 31, 2007 compared to the comparable quarter of 2006, such sales were adversely impacted by the significant decrease in DRAM IC market prices during the quarter.  Such market price decreases cause us to decrease pricing on many of our products, including laptop PC memory subsystems.  Should such market price declines continue, our overall revenues could be adversely impacted as we lower prices on some products to meet market conditions.

Sales of our component inventory to distributors and other users of memory ICs represented 3% and 19% of net sales for the three months ended March 31, 2007 and April 1, 2006, respectively. We expect that component inventory sales will continue to represent a relatively small percentage of net sales in future periods as we diversify our customer base and therefore are able to use components in a wider range of memory subsystems.

Gross Profit and Gross Margin.   Gross profit for the three months ended March 31, 2007 was $5.5 million, an increase of $2.9 million, or 113%, over the three months ended April 1, 2006. Gross margin increased to 14.5% from 9.8% for the same period. The increase in both gross profit and gross margin is primarily attributable to increased sales of DDR2 server memory subsystems and memory subsystems to control RAIDs, which generate higher margins due to their innovative design.  These increases were partially offset by the comparatively low gross margins realized on sales of laptop memory to one OEM customer during the three months ended March 31, 2007.   The gross margin on sales of laptop PC memory was adversely impacted by the significant decrease in the market price of DRAM ICs during the first quarter of fiscal 2007.  To the extent that such market price declines continue and should our product sales mix shift more toward lower margin products such as laptop memory, our gross profit, gross margin and overall operating results could be adversely affected.

Research and Development.   Research and development expenses for the three months ended March 31, 2007 were $1.1 million, an increase of $0.4 million compared to the three months ended April 1, 2006. The increase was primarily attributable to (i) an increase of $0.1 million related to additional personnel engaged in research and development activities since April 1, 2006, (ii) $0.1 million related to the impairment write-down of certain long-lived assets used in the product development process and (iii) an increase of $0.1 million related to equipment, testing and certain other professional services incurred.

Selling, General and Administrative.   Selling, general and administrative expenses for the three months ended March 31, 2007 were $3.7 million, an increase of $1.9 million compared to the three months ended April 1, 2006. The increase was primarily attributable to (i) an increase of $0.6 million related to additional personnel engaged in selling, general and administrative activities since April 1, 2006, (ii) an increase of $0.7 million in legal and professional services, primarily related to reporting and other obligations as a result of becoming a publicly traded company, along with costs incurred to set up our operation in China, (iii) an increase of $0.4 million related to certain selling and promotional expenses and (iv) an increase of $0.2 million in stock-based compensation.

Other Expense, Net.   Other expense, net, for the three months ended March 31, 2007 was $47,000, a decrease of $0.4 million compared to the three months ended April 1, 2006. The decrease was due primarily to interest income of approximately $0.4 million earned during the current period on our investments in marketable securities, which significantly offset our interest expense of approximately $0.5 million for the three months ended March 31, 2007.

Provision (Benefit) for Income Taxes.   We did not record a provision for income taxes for the three months ended March 31, 2007 which is compared to an income tax benefit of $83,000 recorded for the three months ended April 1, 2006. As of March 31, 2007, we have estimated our annual effective tax rate to be zero for fiscal 2007, which is based on our projected annualized income and the effect of research and development credits.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, or SFAS No.159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. We will adopt SFAS No. 159 in the first quarter of 2008 and are still evaluating the effect, if any, on our consolidated financial position and consolidated results of operations and have not yet determined its impact.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit under our bank credit facility, from capitalized lease obligations, financing of receivables and from the sale and leaseback of our manufacturing facility.

Working Capital and Cash and Marketable Securities.   The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	March 31,	December 30,
	2007	2006
Working Capital	$40,186	$45,584
Cash and cash equivalents(1)	$11,694	$30,975
Short-term marketable securities(1)	16,149	5,267
Long-term marketable securities	6,842	1,502
	$34,685	$37,744

(1) Included in working capital

Our working capital decreased in the three months ended March 31, 2007 primarily as a result of additional purchases of long-term investments in marketable securities and property and equipment during the period.

Cash Provided and Used in the Three Months Ended March 31, 2007 and April 1, 2006

Operating Activities.   Net cash provided by operating activities for the three months ended March 31, 2007 was $4.9 million primarily as a result of $0.6 million in net income for the three months ended March 31, 2007 and (i) $0.3 million in net non-cash operating expenses, primarily comprising depreciation and amortization, deferred income taxes, stock-based compensation and impairment of long-lived assets and (ii) $4.0 million in net cash provided by changes in operating assets and liabilities. Net cash provided by operating activities for the three months ended April 1, 2006 was $2.6 million. This was primarily the result of the net loss for the three months ended April 1, 2006 offset by (i) $0.3 million in net non-cash operating expenses, primarily comprising depreciation and amortization and stock-based compensation expense, and (ii) $2.5 million in net cash provided by changes in operating assets and liabilities.

Investing Activities.   Net cash used in investing activities for the three months ended March 31, 2007 was $16.7 million primarily as a result of purchases of additional investments in marketable securities during the period of approximately $30.6 million, partially offset by proceeds received from maturities of certain investments in marketable securities of approximately $14.4 million. Net cash used in investing activities for the three months ended April 1, 2006 was $22,000 resulting from the purchase of $67,000 of capital equipment to support operations, partially offset by the receipt of $45,000 in proceeds from the sale of certain other capital equipment.

Financing Activities.   Net cash used in financing activities for the three months ended March 31, 2007 was $7.5 million primarily as a result of net repayments on our outstanding revolving line of credit of approximately $7.2 million. Net cash used in financing activities for the three months ended April 1, 2006 was $3.5 million resulting primarily from net repayments on our outstanding revolving line of credit of approximately $3.4 million.

Capital Resources

In April 2007, we executed a seventh amendment (the “Seventh Amendment”) to our credit agreement with our bank, which is effective March 21, 2007.  The Seventh Amendment allows us, at our election, to increase our maximum borrowings on the line of credit from $25 million, in $2.5 million increments, up to a total of $40 million. In addition, among other terms, the Seventh Amendment (i) extends the maturity date of the line of credit to July 31, 2009, (ii) establishes an equipment advance line of $3 million, (iii) increases the sublimit for letters of credit to $5 million, (iv) sets an inventory sublimit of $7 million, subject to increase to $10 million if certain targets are met and (v) provides for the reduction in interest rates on borrowings if certain borrowing amounts and financial performance targets are met.

Under the revolving line of credit, we may borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by the Company’s bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $7 million. Interest is payable monthly at the prime rate of 8.25% as of March 31, 2007. Outstanding borrowings under the revolving line of credit were $12.0 million and $19.2 million as of March 31, 2007 and December 30, 2006, respectively. Borrowing availability as of March 31, 2007 was $2.9 million.

Under the equipment financing line of credit, we may borrow up to 80% of the cost of equipment purchases up to the maximum of $3 million. Interest on equipment line of credit advances was payable at the prime rate plus 0.5% prior to the Company’s initial public offering in December 2006 and was reduced to the prime rate thereafter. Principal is due monthly through the maturity date of the credit agreement in July 2009, when all unpaid principal and interest is due. Outstanding borrowings under the new equipment line of credit were $996,000 and $1.1 million at March 31, 2007 and December 30, 2006, respectively.

Under the terms of the credit agreement, as stipulated within the Seventh Amendment, we are required to comply with certain financial and other covenants. The financial covenants require us to (i) achieve minimum book net worth on a monthly basis, (ii) limit annual capital expenditures under a defined annual cap and (iii) achieve a minimum quarterly debt service coverage ratio. While we are currently in compliance with all financial covenants and expect to maintain compliance for the foreseeable future, we have in the past been in violation of one or more covenants. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings, generally at prime. Assuming that all lines under the facility are fully drawn and holding other variables constant, each 1.0% increase in interest rates on our variable rate borrowings will result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $0.4 million per year. We do not use derivative instruments to hedge the interest rate risk related to our credit facility.

We have invested most of the proceeds of our initial public offering in securities which may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and investments in a variety of marketable securities, which include commercial paper, money market funds, government and non-government debt securities.  We currently do not use derivative financial instruments.

Our cash equivalents and investments in marketable securities are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are therefore stated at fair value. Differences between fair value and amortized cost are recorded as unrealized gains and losses and are reported, net of taxes, as a component of accumulated other comprehensive income (loss). The fair value of our investments in marketable securities fluctuates based on changes in market conditions and interest rates; however, given the general short-term maturities of our investments, we do not believe these instruments are subject to significant market or interest rate risk.

The carrying value, maturity and estimated fair value of our cash equivalents and investments in marketable securities as of March 31, 2007 were as follows:

		Maturity
		Within	Greater
	Carrying	One Year	Than One
	Value	after	Year After	Fair Value
	March 31,	March 31,	March 31,	March 31,
	2007	2007	2007	2007
	(In thousands, except interest rates)

Investments
Cash equivalents	$11,163	$11,163	$—	$11,163
Weighted average interest rate	5.29%	5.29%	—%

Marketable securities	$22,991	$16,149	$6,842	$22,991
Weighted average interest rate	5.32%	5.27%	5.40%

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

Item 4.                          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principle financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended March 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting.   During the fiscal quarter that ended March 31, 2007, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

The information set forth under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

Item 1A.                 Risk Factors

This Report includes forward-looking statements. These forward-looking statements generally are identified by words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “may”, “will likely” and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. We are under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties, including but not limited to the rapidly-changing nature of technology; evolving industry standards; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components; and the political and regulatory environment in the People’s Republic of China (“PRC”). Our actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below. The risks below are not the only ones we face. Additional risks and risks that management currently considers immaterial may also have an adverse effect on us.

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

•       changes in the prices of our products or in the cost of the materials that we use to build our products, including fluctuations in the market price of DRAM ICs;

•       our inability to develop new or enhanced products that achieve customer or market acceptance in a timely manner;

•       the timing of introductions of competing products or technologies;

•       our ability to adequately finance future growth;

•       our ability to procure an adequate supply of key components, particularly DRAM ICs;

•       our failure to maintain the qualification of our products with our current customers or to qualify future products with our current or prospective customers;

•       our failure to produce products that meet the quality requirements of our customers;

•       our establishment and ongoing operation of a new manufacturing facility in the PRC;

•       the loss of any of our key personnel;

•       delays in fulfilling orders for our products or a failure to fulfill orders;

•       disputes regarding intellectual property rights;

•       litigation involving our products;

•       our customers’ failure to pay us on a timely basis; and;

•       changes in accounting principles or policies.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

Sales to a limited number of customers represent a significant portion of our net sales and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

Sales to Dell, IBM and Hewlett Packard represented 38%, 11% and 31%, respectively, of our net sales in the three months ended March 31, 2007. Sales to Dell and IBM represented 16% and 33%, respectively, of our net sales in the three months ended April 1, 2006. We expect that sales to Dell, IBM and Hewlett Packard will continue to represent a significant percentage of our net sales for at least the next 12 months. We do not have long-term agreements with these customers, or with any other customer. Any one of these three customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these two customers pay for our products could change at any time. The loss of Dell, IBM or Hewlett Packard as a customer, or a significant reduction in sales to any of them, would significantly reduce our net sales and adversely affect our operating results.

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

In the three months ended March 31, 2007 and April 1, 2006, we derived 60% and 75%, respectively, of our net sales from sales of our high performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for most of our net sales in the near term. Continued market acceptance of these products for use in servers is critical to our success. If the demand for servers deteriorates or if the demand for our products to be incorporated in servers declines, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target markets. We may not be able to achieve this diversification, and our inability to do so may adversely affect our business.

We have historically incurred losses and may continue to incur losses.

We incurred net losses each year from the inception of our business through fiscal 2005. Our cumulative net losses were $15.9 million and $16.3 million as of March 31, 2007 and December 30, 2006, respectively. We may not be able to maintain profitability on a quarterly or annual basis in the future.

The price of DRAM ICs is volatile, and excess inventory of DRAM ICs, other components, and finished products could adversely affect our gross margin.

The prices of our products are adjusted periodically based in part on the market price of DRAM ICs, which have historically constituted approximately 75% - 90% of the total cost of our memory subsystems. Once our prices with a customer are negotiated, we are generally unable to revise pricing with that customer until our next regularly scheduled price adjustment. Consequently, we are exposed to the risks associated with the volatility of the price of DRAM ICs during that period. If the market price for DRAM ICs increases, we generally cannot pass this price increase on to our customers for products purchased under an existing purchase order. As a result, our cost of sales could increase and our gross margins could decrease. Alternatively, if there is a decline in the price of DRAM ICs, we may need to reduce our selling prices for subsequent purchase orders, which may result in a decline in our expected net sales.

Customer demand for our products, and thus DRAM ICs, can be difficult to estimate because we do not have long-term commitments from our customers, and our customers may cancel or defer purchase orders for any reason. If we overestimate customer demand, we may have excess inventory of DRAM ICs. If there is a subsequent decline in the price of DRAM ICs, the value of our inventory will fall. As a result, we may need to write-down the value of our DRAM IC inventory, which may result in a significant decrease in our gross margin and financial condition. If we underestimate customer demand, we may not have sufficient inventory of DRAM ICs to manufacture our products. This will lead to delays in the delivery of our products, which could cause order cancellations, the loss of customers and a decrease in our net sales.

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

As of March 31, 2007, approximately 21% of our workforce consisted of contract personnel. We invest considerable time and expense in training these contract employees. We may experience high turnover rates in our contract employee workforce, which may require us to expend additional resources in the future. If we convert any of these contract employees into permanent employees, we may have to pay finder’s fees to the contract agency.

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

We are also developing products to enter new markets, such as the industrial flash market. Similar to our current products, we may use components in these new products that contain the intellectual property of third parties. While we will exercise necessary precautions to avoid infringing on the intellectual property rights of third parties, we cannot assure you that disputes will not arise.

If it is determined that we are required to obtain inbound licenses and we fail to obtain licenses, or if such licenses are not available on economically feasible terms, our business, operating results and financial condition could be significantly harmed.

If our products do not meet the quality standards of our customers, we may be forced to stop shipments of products until the quality issues are resolved.  If our products are defective or are used in defective systems, we may be subject to product recalls or product liability claims.

Our customers require our products to meet strict quality standards.  Should our products not meet such standards, our customers may discontinue purchases from us until we are able to resolve the quality issues that are causing us to not meet the standards, Such “quality holds” could have a significant adverse impact on our revenues and operating results.

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

We plan to evaluate our internal controls over financial reporting to allow management to report on, and our registered public accounting firm to attest to, those internal controls as will be required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission, which we collectively refer to as Section 404. This will involve system and process evaluations and testing to comply with the management assessment and independent registered public accounting firm attestation requirements of Section 404, which will initially have to be made in our annual report on Form 10-K for our 2007 fiscal year. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

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

As of March 31, 2007, our executive officers, directors and 5% stockholders beneficially own, in total, approximately 50% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2006 we completed our initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-136735) that was declared effective by the SEC on November 29, 2006. There has been no material change with respect to our use of the net proceeds from our initial public offering to the information discussed in our Annual Report on Form 10-K for the year ended December 30, 2006.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Securities Holders

None.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Lease (Multi-Tenant; Net), dated April 2, 2007, by and between The Irvine Company LLC, a Delaware limited liability company, and Netlist, Inc., a Delaware corporation.

10.2(2)

Seventh Amendment to Amended and Restated Credit and Security Agreement, dated effective as of March 21, 2007, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

31.1	Certification of Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(3)	Certification of Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

(1)          Incorporated by reference to the corresponding exhibit number of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on October 23, 2006.

(2)          Incorporated by reference to the corresponding exhibit number of the current report on Form 8-K of the registrant filed with the Securities and Exchange Commission on April 6, 2007.

(3)   The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless Netlist, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007		NETLIST, INC.
a Delware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Lee Kim
Lee Kim
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Certification of Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.