Form 10-Q
period 2007-06-30
NETLIST INC
filed 2007-08-14
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33170

NETLIST, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4812784
State or other jurisdiction of	(I.R.S. employer
incorporation or organization	Identification No.)

51 Discovery, Irvine, CA 92618

(Address of principal executive offices) (Zip Code)

(949) 435-0025
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Common Stock, par value $0.001 per share

19,690,646 shares outstanding at July 31, 2007

NETLIST, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NETLIST, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$4,999	$30,975
Investments in marketable securities	16,588	5,267
Accounts receivable, net	7,289	23,703
Inventories	6,023	19,473
Deferred taxes	4,903	1,054
Prepaid expenses and other current assets	685	988
Total current assets	40,487	81,460

Property and equipment, net	7,236	3,830
Deferred taxes	1,122	576
Long-term investements in marketable securities	8,855	1,502
Other assets	918	326
Total assets	$58,618	$87,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,392	$11,680
Revolving line of credit	4,807	19,238
Current portion of long-term debt	866	1,033
Current portion of deferred gain on sale and leaseback transaction	118	118
Income taxes payable	181	552
Accrued expenses and other current liabilities	2,659	3,255
Total current liabilities	13,023	35,876
Long-term debt, net of current portion	1,029	1,230
Deferred gain on sale and leaseback transaction, net of current portion	285	344
Total liabilities	14,337	37,450
Commitments and contingencies
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	67,340	66,557
Note receivable from stockholder	—	(1)
Accumulated deficit	(23,072)	(16,332)
Accumulated other comprehensive loss	(7)	—
Total stockholders’ equity	44,281	50,244
Total liabilities and stockholders’ equity	$58,618	$87,694

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	$12,811	$39,914	$50,349	$65,934
Cost of sales(1)	18,734	33,981	50,823	57,447
Gross profit (loss)	(5,923)	5,933	(474)	8,487
Operating expenses:
Research and development(1)	1,478	848	2,545	1,514
Selling, general and administrative(1)	3,845	2,108	7,549	3,911
Total operating expenses	5,323	2,956	10,094	5,425
Operating income (loss)	(11,246)	2,977	(10,568)	3,062
Other income (expense):
Interest income (expense), net	162	(549)	114	(949)
Other income, net	4	15	5	5
Total other income (expense), net	166	(534)	119	(944)
Income (loss) before provision (benefit) for income taxes	(11,080)	2,443	(10,449)	2,118
Provision (benefit) for income taxes	(3,864)	895	(3,864)	812
Net income (loss)	$(7,216)	$1,548	$(6,585)	$1,306
Net income (loss) per common share:
Basic	$(0.37)	$0.14	$(0.34)	$0.12
Diluted	$(0.37)	$0.10	$(0.34)	$0.09
Weighted-average common shares outstanding:
Basic	19,653	11,223	19,638	10,988
Diluted	19,653	15,681	19,638	15,427

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$44	$7	$108	$14
Research and development	19	11	65	22
Selling, general and administrative	231	56	449	111

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,	July 1,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(6,585)	$1,306
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	568	484
Amortization of deferred gain on sale and leaseback transaction	(59)	(59)
Deferred income taxes	(4,394)	(544)
Impairment of long-lived asset	257	—
Loss on disposal of assets	—	15
Loss on inventory adjustments	6,012	—
Stock-based compensation	622	147
Changes in operating assets and liabilities:
Accounts receivable	16,414	(7,134)
Inventories	7,438	(2,604)
Income taxes receivable	—	259
Prepaid expenses and other current assets	303	209
Other assets	(592)	6
Accounts payable	(7,273)	4,598
Income taxes payable	(525)	894
Accrued expenses and other current liabilities	(596)	607
Net cash provided by (used in) operating activities	11,590	(1,816)
Cash flows from investing activities:
Acquisition of property and equipment	(4,248)	(336)
Proceeds from sale of equipment	—	45
Repayment of note receivable from stockholder	1	—
Purchase of investments in marketable securities	(43,481)	—
Proceeds from maturities of investments in marketable securities	24,800	—
Net cash used in investing activities	(22,928)	(291)
Cash flows from financing activities:
Borrowings on lines of credit	61,880	60,567
Payments on lines of credit	(76,311)	(59,316)
Borrowings on debt	290	—
Payments on debt	(658)	(383)
Proceeds from exercise of stock options and warrants	161	110
Tax benefit from exercise of warrants	—	203
Net cash provided by (used in) financing activities	(14,638)	1,181
Decrease in cash and cash equivalents	(25,976)	(926)
Cash and cash equivalents at beginning of period	30,975	953
Cash and cash equivalents at end of period	$4,999	$27

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company and its wholly owned subsidiaries as of June 30, 2007 and December 30, 2006, and the consolidated results of its operations for the three and six months ended June 30, 2007 and July 1, 2006, and the consolidated cash flows for the six months ended June 30, 2007 and July 1, 2006. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Fiscal Year

Effective January 1, 2003, the Company changed its fiscal year from a calendar year to a 52/53-week fiscal year ending on the Saturday closest to December 31. Each of the Company’s first three quarters in a fiscal year end on the Saturday closest to March 31, June 30 and September 30, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, recoverability of long-lived assets, realization of deferred tax assets and stock-based compensation expense. Actual results could differ from these estimates.

Revenue Recognition

The Company’s revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers (“OEMs”). Revenues also include sales of excess component inventories to distributors and other users of memory integrated circuits (“ICs”) totaling approximately $0.4 million and $1.4 million, respectively, for the three and six months ended June 30, 2007 and approximately $2.4 million and $7.5 million, respectively, for the three and six months ended July 1, 2006.

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

The Company generally uses customer purchase orders and/or contracts as evidence of an arrangement. Delivery occurs when goods are shipped for customers with FOB Shipping Point terms and upon receipt for customers with FOB Destination terms, at which time title and risk of loss transfer to the customer. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. Returns from customers have not been material in any period as the Company’s principal customers have adopted build-to-order manufacturing models or just-in-time management processes. The Company offers a standard product warranty to its customers and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer’s payment history.

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

Warranties

The Company offers warranties generally ranging from one to three years to its customers, other than on sales of excess inventory, depending on the product and negotiated terms of purchase agreements. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. An estimate by the Company for warranty-related costs is recorded by the Company at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs. Such costs have historically been consistent between periods and in-line with management’s expectations. The Company’s warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

The following table summarizes the activity related to the warranty liability for the six months ended June 30, 2007 (in thousands):

Beginning balance, December 30, 2006	$298
Charged to costs and expenses	140
Usage	(93)
Ending balance, June 30, 2007	$345

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method. During fiscal 2006 and prior years, in addition to outstanding stock options and warrants, dilutive potential common shares also consisted of shares issuable upon the conversion of covertible notes payable and convertible preferred stock using the “if converted” method.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company is scheduled to adopt SFAS No. 159 in the first quarter of 2008, and does not expect it to have a material impact on its consolidated financial position and consolidated results of operations or cash flows.

NOTE 3—SUPPLEMENTAL FINANCIAL INFORMATION

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 30,
	2007	2006

Raw materials	$3,234	$10,513
Work in process	1,244	3,343
Finished goods	1,545	5,617
	$6,023	$19,473

During the six months ended June 30, 2007, the Company incurred a loss of approximately $6.0 million due to slow moving and lower-of-cost-or-market-value inventory adjustments.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of taxes, consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net income (loss)	$(7,216)	$1,548	$(6,585)	$1,306
Other comprehensive income (loss):
Change in net unrealized loss on investments	(11)	—	(7)	—
Total comprehensive income (loss)	$(7,227)	$1,548	$(6,592)	$1,306

Accumulated other comprehensive loss reflected on the unaudited condensed consolidated balance sheet at June 30, 2007 represents accumulated net unrealized losses on investments in marketable securities.

Computation of Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Basic net income (loss) per share:
Numerator: Net income (loss)	$(7,216)	$1,548	$(6,585)	$1,306
Denominator: Weighted-average common shares outstanding, basic	19,653	11,223	19,638	10,988
Basic net income (loss) per share	$(0.37)	$0.14	$(0.34)	$0.12
Diltued net income (loss) per share:
Net income (loss)	$(7,216)	$1,548	$(6,585)	$1,306
Convertible notes interest expense (net of tax)	—	21	—	40
Numerator: Adjusted net income (loss) available to common stockholders	$(7,216)	$1,569	$(6,585)	$1,346
Weighted-average common shares outstanding, basic	19,653	11,223	19,638	10,988
Effect of dilutive securities:
Stock options and warrants	—	1,987	—	1,968
Convertible preferred stock	—	1,000	—	1,000
Convertible notes payable	—	1,471	—	1,471
Denominator: Weighted-average common shares outstanding, diluted	19,653	15,681	19,638	15,427
Diluted net income (loss) per share	$(0.37)	$0.10	$(0.34)	$0.09

All potentially dilutive common share equivalents of approximately 1.4 million and 1.7 million shares have been excluded from the diluted net loss per share calculations for the three and six months ended June 30, 2007, respectively, as their effect would be anti-dilutive for the periods then ended.

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Customer:
A	48%	38%	41%	32%
B	12%	44%	11%	46%
C	19%	—%	28%	—%

The Company’s accounts receivable are concentrated with three customers at June 30, 2007, representing approximately 44%, 20% and 16% of aggregate gross receivables. At December 30, 2006, accounts receivable are concentrated with four customers representing approximately 32%, 19%, 14% and 13% of aggregate gross receivables. A significant reduction in sales to, or the ability to collect receivables from, a significant customer could have a material adverse impact on the Company.

NOTE 4—CREDIT AGREEMENT

In April 2007, the Company executed the Seventh Amendment to the Amended and Restated Credit and Security Agreement (the “Seventh Amendment”). The Seventh Amendment, which was effective as of March 21, 2007, allows the Company to, at its election, increase its line of credit from $25 million, in $2.5 million increments, up to a total of $40 million at the prime rate of interest, which was 8.25% at June 30, 2007 and December 30, 2006. In addition, the amendment (i) extends the maturity date of the line of credit to July 31, 2009, (ii) establishes an equipment advance line of $3 million, (iii) increases the sublimit for letters of credit to $5 million, (iv) sets an inventory sublimit of $7 million, with the ability to increase to $10 million if certain financial targets are met, (v) provides for the reduction in interest rates on borrowings if certain borrowing amounts and financial performance targets are met and (vi) revised certain financial covenants.

In July 2007, the Company executed the Eighth Amendment to the Amended and Restated Credit and Security Agreement (the “Eighth Amendment”), which was effective as of June 29, 2007. Among other things, the Eighth Amendment added certain minimum profitability financial covenant requirements. As of June 30, 2007, the Company was in compliance with all financial covenants.

Borrowings on the line of credit are limited to 85% of eligible accounts receivable, plus the least of (i) a percentage of eligible inventory determined from time to time by the Company’s bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $7 million. Interest is payable monthly, at the Company’s option, either at prime rate plus 0.50% or LIBOR plus 3%. The interest rate was reduced to the prime rate or LIBOR plus 2.50% in December 2006 concurrent with the Company’s raise of capital through an initial public offering.

Interest on the equipment advances is payable monthly, at the Company’s option, either at the prime rate or LIBOR plus 2.50%. Interest only payments were required on the equipment advances through January 31, 2007. Commencing February 1, 2007, the Company was required to repay the equipment advances in 42 equal monthly installments. The outstanding balance on this loan was approximately $1.2 million and $1.1 million at June 30, 2007 and December 30, 2006, respectively (see Note 5).

Any borrowings on the line of credit are collateralized by a general first priority lien against all Company assets, both tangible and intangible.

The following table presents details of interest expense related to borrowings on the line of credit, along with certain other applicable information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Interest expense	$159	$293	$549	$557

	June 30,	December 30,
	2007	2006
Outstanding borrowings on the line of credit	$4,807	$19,238
Borrowing availability under the line of credit	$2,242	$4,872

NOTE 5—LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 30,
	2007	2006

Obligations under capital leases	$588	$802
Equipment note payable to bank (see Note 4)	1,202	1,072
Notes payable to others	105	389
	1,895	2,263
Less current portion	(866)	(1,033)
	$1,029	$1,230

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

In January 2003, the Company entered into a $300,000 loan agreement with a financing company, collateralized by assets owned by an employee related to the majority stockholder. This note bears interest at 14% per annum and matures in January 2009. Principal and interest payments of approximately $6,000 are due and payable monthly. The balance of this note was approximately $105,000 and $133,000 at June 30, 2007 and December 30, 2006, respectively.

In August 2005, the Company entered into an agreement with a financing company in connection with financing certain insurance policies. The financing agreement required monthly principal and interest payments of approximately $25,000 through maturity on June 30, 2006. Interest was payable at 8.55% per annum. The outstanding principal balance on this financing was $142,000 at December 31, 2005. During the year ended December 30, 2006, the balance was repaid in full. In August 2006, the Company entered into an agreement with a financing company to finance its insurance policies. The financing agreement required monthly principal and interest payments of approximately $32,000 through maturity on June 30, 2007, with interest payable at 9.45% per annum. The principal balance was repaid in full as of June 30, 2007. The outstanding principal balance at December 30, 2006 was approximately $160,000.

Capital Leases

The Company has acquired certain manufacturing and computer equipment through the use of various capital leases. As of June 30, 2007, these leases require aggregate monthly payments of approximately $34,000 and mature at various dates through May 2011. The interest rates on these leases vary between 4.3% and 9.4%.

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Interest expense	$51	$65	$108	$103

NOTE 6—INCOME TAXES

The following table sets forth the Company’s provision (benefit) for income taxes, along with the corresponding effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Provision (benefit) for income taxes	$(3,864)	$895	$(3,864)	$812
Effective tax rate	(35)%	37%	(37)%	38%

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 31, 2006, the first day of fiscal 2007. As a result of the implementation of FIN 48, the Company recorded an increase in the net liability for unrecognized tax positions of approximately $0.2 million, which was recorded as an adjustment to the beginning balance of accumulated deficit as of December 31, 2006. Including the increase in the net liability, at December 31, 2006 the Company had approximately $0.5 million of total unrecognized tax benefits. Included in this balance were approximately $0.5 million of tax positions that, if recognized, would affect the effective tax rate.

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

NOTE 7—COMMITMENTS AND CONTINGENCIES

Litigation

Beginning in May 2007, the Company and certain of its officers and directors (the “Individuals”) were named as defendants in four purported class action shareholder complaints, two of which were filed in the U.S. District Court for the Southern District of New York (Tran v. Netlist, Inc., Case No. 07 CV 3754; Benjamin v. Netlist, Inc., Case No. 07 CV 5518), and two of which were filed in the U.S. District Court for the Central District of California (Belodoff v. Netlist, Inc., Case No. SACV07-677 DOC (MLGx); Swofford v. Netlist, Inc., Case No. CV07-04006 PSG (FMOx).  These purported class action lawsuits were filed on behalf of persons and entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Company’s November 30, 2006 Initial Public Offering (the “IPO”).  The complaints allege that the Registration Statement and Prospectus issued by the Company in connection with the IPO contained untrue statements of material fact or omissions of material fact in violation of Sections 11, 12(a)(2) and 15 of Securities Act of 1933. The actions seek unspecified monetary damages and other relief. The Company anticipates that the actions will be consolidated into a single amended complaint in the near future. The Company believes these lawsuits lack merit and intends to vigorously defend against them.  However, it is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. The Company has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Other Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; and (v) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying unaudited condensed consolidated balance sheets.

In April 2007, the Company entered into a four year facility lease agreement for approximately 28,700 rentable square feet in Irvine, California. The Company began to occupy the new facility in July 2007, which allows for the consolidation of its headquarters and domestic manufacturing operations into a single location. The total base rent for the term of the lease is approximately $1.7 million, with monthly rent payments ranging from approximately $33,000 to $37,000 during the term of the lease.

NOTE 8—RELATED PARTY TRANSACTIONS

In February 2003, the Company loaned an employee $19,900 to exercise a portion of his then-vested common stock options. This full recourse note bore interest at a rate of 7% payable annually, and was due on February 17, 2008. In December 2006, the employee repaid $23,000 of the note, and thus as of December 30, 2006, the remaining amount outstanding was approximately $1,000, which was recorded as a reduction of stockholders’ equity in the consolidated balance sheet. In May 2007, the remaining $1,000 was repaid to the Company in full.

NOTE 9—IMPAIRMENT OF LONG-LIVED ASSET

During fiscal 2006, the Company acquired certain laser soldering equipment (the “Equipment”) primarily intended for use in connection with a new product technology to be developed for a customer.  In the first quarter of 2007, management determined that certain alternative equipment and related design processes were a more appropriate complement to the development of this technology. As a result, the Company determined the extent to which it expected to utilize the Equipment in the future had decreased from its original estimates, and thus the Company concluded that the carrying value of the Equipment of approximately $0.3 million was no longer recoverable and was in fact impaired. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the first quarter of 2007, the Company estimated the current fair value of the Equipment primarily using market prices for comparable machinery and equipment. As a result of its analysis, the Company recorded an impairment charge of approximately $0.1 million to write down the carrying value of the Equipment to its estimated fair value during the three months ended March 31, 2007. Subsequently, during the quarter ended June 30, 2007, management determined that, due primarily to the highly customized nature of the Equipment, the likelihood of alternative uses or disposal through a sale were significantly remote, and therefore recorded an additional charge of approximately $0.2 million to write-off the remaining carrying value of the Equipment as of June 30, 2007. These charges are included as a component of research and development expense in the accompanying unaudited condensed consolidated statements of operations.

NOTE 10—STOCK OPTIONS AND WARRANTS

Common Stock Options

A summary of common stock option activity as of and for the six months ended June 30, 2007 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 30, 2006	3,318	$3.34
Options granted	438	5.20
Options exercised	(124)	1.30
Options cancelled	(190)	6.27
Options outstanding at June 30, 2007	3,442	$3.49

The following table presents details of  the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Six Months Ended
	June 30,	July 1,
	2007	2006
Expected term (in years)	5.4	6
Expected volatility	80%	40%
Risk-free interest rate	4.74%	4.76%
Expected dividends	—	—
Weighted-average grant date fair value per share	$3.63	$1.61

At June 30, 2007, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2007 through fiscal 2011 related to unvested common stock options is approximately $3.7 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.1 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Warrants

At June 30, 2007, certain non-employees held outstanding warrants to purchase 397,500 shares of common stock, of which, approximately 371,000 shares were fully vested and exercisable. The weighted-average period over which the outstanding unvested warrants will vest and become exercisable is approximately 2.8 years. The weighted-average exercise price of the warrants outstanding at June 30, 2007 was $1.35 per share.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis. To date, all the Company’s international sales relate to shipments of products to its U.S. customers’ international manufacturing sites or third-party hubs and have been denominated in U.S. dollars.

At June 30, 2007, approximately $3.3 million of the Company’s long-lived assets were located outside the United States in the People’s Republic of China.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail.

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

Due to their importance to overall system architecture and performance, our products must undergo lengthy qualification reviews by our OEM customers, which may last up to six months. In addition, in order to penetrate large OEMs, we have typically been required to demonstrate our ability to meet strict standards for quality, customer service and turnaround time by first supplying less complex products into a limited range of high volume applications. For example, the initial products we sold to IBM were used in mobile computing applications. The majority of our sales of subsequent products to IBM have been for high-end server applications, our primary market focus. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell and IBM represented approximately 41% and 11%, respectively, of our net sales in the six months ended June 30, 2007, and approximately 32% and 46%, respectively, of our net sales in the six months ended July 1, 2006.  Additionally, Hewlett Packard represented approximately 28% of our net sales in the six months ended June 30, 2007. We expect that Dell, IBM and Hewlett Packard will continue to represent a significant percentage of our net sales for at least the next 12 months.

During the six months ended June 30, 2007, the market price for mainstream DRAM ICs decreased as much as 73% from the beginning of the year. This decline has adversely affected the selling prices of many of our products and resulted in lower revenues, lower gross margin and reduced inventory value during this period. Should the decline in the DRAM IC market continue, it would result in lower net sales, lower gross margin and reduced inventory value in subsequent periods.

Key Business Metrics

The following describes certain line items in our statements of operations that are important to management’s assessment of our financial performance:

Net Sales.   Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars. We also sell excess component inventory of DRAM ICs to distributors and other users of memory ICs. These sales accounted for approximately $0.4 million and $1.4 million, respectively, of our net sales for the three and six months ended June 30, 2007 and approximately $2.4 million and $7.5 million, respectively, of our net sales for the three and six months ended July 1, 2006. We expect that component inventory sales will continue to decrease as a percentage of net sales in future periods as we diversify our customer base and therefore are able to use components in a wider range of memory subsystems.

Cost of Sales.   Our cost of sales includes the cost of materials, manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation and occupancy costs and other allocated fixed costs. The DRAM ICs incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs. We attempt to pass through such DRAM IC cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. To the extent we are successful, a large majority of our product cost is variable, and thus our cost of sales and gross margin percentages may not be significantly impacted by changes in sales volume. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs, which will affect gross margins. The gross margin on our sales of excess component DRAM IC inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, a decrease in DRAM IC inventory sales as a percentage of our overall sales would result in an improved overall gross margin. We assess the valuation of our inventories on a monthly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or net realizable value.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. We review our estimates on an on-going basis. Actual results may differ from these estimates, which may result in material adverse effects on our operating results and financial position. We believe the following critical accounting policies involve our more significant assumptions and estimates used in the preparation of our consolidated financial statements:

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

We generally use customer purchase orders and/or contracts as evidence of an arrangement. Delivery occurs when goods are shipped for customers with FOB Shipping Point terms and upon receipt for customers with FOB Destination terms, at which time title and risk of loss transfer to the customer. Shipping documents are used to verify delivery and customer acceptance. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund.

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

Warranty Reserve.   We offer warranties on our memory subsystems generally ranging from one to three years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. Our estimates for warranty-related costs are recorded at the time of sale based on historical and estimated future product return rates and expected repair or replacement costs. While such costs have historically been within our expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on us.

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

Stock-Based Compensation.   We account for equity issuances to non-employees in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Prior to January 1, 2006, we accounted for stock-based compensation issued to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related pronouncements. Under this method, compensation expense was recognized over the respective vesting period based on the excess, on the date of grant, of the fair value of our common stock over the grant price, net of forfeitures. Deferred stock-based compensation was amortized on a straight-line basis over the vesting period of each grant.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to our Amended and Restated 2000 Equity Incentive Plan based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 30, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes.   We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we operate at a loss for an extended period of time or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period. Any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities, and our reported financial results. Additionally, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on December 31, 2006, the first day of fiscal 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 we may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Refer to Note 6, “Income Taxes,” for additional information.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	100%	100%	100%	100%
Cost of sales	146	85	101	87
Gross profit (loss)	(46)	15	(1)	13
Operating expenses:
Research and development	12	2	5	2
Selling, general and administrative	30	5	15	6
Total operating expenses	42	7	20	8
Operating income (loss)	(88)	8	(21)	5
Other income (expense):
Interest income (expense), net	1	(1)	—	(1)
Other income, net	—	—	—	—
Total other income (expense), net	1	(1)	—	(1)
Income (loss) before provision (benefit) for income taxes	(87)	7	(21)	4
Provision (benefit) for income taxes	(30)	2	(8)	1
Net income (loss)	(57)%	5%	(14)%	3%

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended July 1, 2006

Net Sales, Cost of Sales and Gross Profit

The following tables present net sales, cost of sales and gross profit for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands, except percentages):

	Three Months Ended
	June 30,	July 1,	Increase	%
	2007	2006	(Decrease)	Change
Net sales	$12,811	$39,914	$(27,103)	(68)%
Cost of sales	18,734	33,981	(15,247)	(45)%
Gross profit (loss)	$(5,923)	$5,933	$(11,856)	(200)%
Gross margin	(46)%	15%	(61)%

	Six Months Ended
	June 30,	July 1,	Increase	%
	2007	2006	(Decrease)	Change
Net sales	$50,349	$65,934	$(15,585)	(24)%
Cost of sales	50,823	57,447	(6,624)	(12)%
Gross profit (loss)	$(474)	$8,487	$(8,961)	(106)%
Gross margin	(1)%	13%	(14)%

Net Sales.   Net sales for the three and six months ended June 30, 2007 were adversely impacted by two primary factors. First, the significant decrease in DRAM IC market prices during the period, which was primarily driven by continued oversupply in the DRAM market, forced us to significantly reduce our selling prices on many of our products. Additionally, we experienced decreases in demand as falling market prices caused certain customers to delay purchases during the period.

The decrease in net sales in the three and six months ended June 30, 2007 as compared to the three and six months ended July 1, 2006 resulted primarily from decreases of $15.8 million and $24.2 million, respectively, in sales of our very low profile memory subsystems, decreases of $9.9 million and $7.3 million, respectively, in sales of DDR and DDR2 memory subsystems and decreases of $4.6 million and $9.3 million, respectively, in certain other memory products. These decreases were slightly offset by an increase in net sales for the three and six months ended June 30, 2007 as compared to the three and six months ended July 1, 2006 of $2.6 million and $14.3 million, respectively, in sales of laptop personal computer memory subsystems and increases of $1.4 million and $12.5 million, respectively, in sales of memory subsystems used to control redundant arrays of independent disks, or RAIDs. The decreases in net sales are primarily attributable to (i) the market-driven reductions in selling prices of our products and lower customer demand as described above, particularly on our high volume products with lower average selling prices and (ii) lower than expected demand from OEM products in which our products are incorporated, such as blade servers that use our very low profile memory subsystems.

Should market price declines for DRAM ICs continue, our overall revenues could be adversely impacted as we lower prices on some products to meet market conditions.

Sales of our component inventory to distributors and other users of memory ICs represented approximately 3% and 6% of net sales for the three months ended June 30, 2007 and July 1, 2006, respectively, and approximately 3% and 11% of net sales for the six months ended June 30, 2007 and July 1, 2006, respectively. We expect that component inventory sales will continue to represent a relatively small percentage of net sales in future periods as we diversify our customer base and therefore are able to use components in a wider range of memory subsystems.

Gross Profit (Loss) and Gross Margin.   The decrease in both gross profit (loss) and gross margin for the three and six months ended June 30, 2007 as compared to the three and six months ended July 1, 2006 is primarily attributable to the significant decrease in the market price of DRAM ICs during the three and six months ended June 30, 2007. This also impacted the valuation of our inventories, whereby we incurred losses in the three and six months ended June 30, 2007 of approximately $1.6 million and $6.0 million, respectively, due to slow moving and lower-of-cost-or-market-value inventory adjustments. To the extent that DRAM IC market prices continue to decline, and should our product sales mix shift more toward lower margin products such as laptop memory, our gross profit, gross margin and overall operating results could be adversely affected in future periods.

Research and Development.

The following tables present research and development expenses for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands, except percentages):

	Three Months Ended
	June 30,	July 1,	Increase	%
	2007	2006	(Decrease)	Change

Research and development	$1,478	$848	$630	74%

	Six Months Ended
	June 30,	July 1,	Increase	%
	2007	2006	(Decrease)	Change

Research and development	$2,545	$1,514	$1,031	68%

The increase in research and development expense in the three and six months ended June 30, 2007 as compared to the three and six months ended July 1, 2006 resulted primarily from increases of $0.3 million and $0.5 million, respectively, in personnel-related expenses, increases of $0.2 million and $0.3 million, respectively, in equipment-related expenses and increases of $0.1 million and $0.2 million, respectively, for certain engineering and design tools, product qualification and other related expenses. These increases are primarily attributable to (i) an increase in the number of employees engaged in research and development activities since July 1, 2006, (ii) impairment write-downs of certain long-lived assets used in the product development process and (iii) an increase in research and development activities related to new and emerging markets and technologies.

Selling, General and Administrative.

The following tables present selling, general and administrative expenses for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands, except percentages):

	Three Months Ended
	June 30,	July 1,	Increase	%
	2007	2006	(Decrease)	Change

Selling, general and administrative	$3,845	$2,108	$1,737	82%

	Six Months Ended
	June 30,	July 1,	Increase	%
	2007	2006	(Decrease)	Change

Selling, general and administrative	$7,549	$3,911	$3,638	93%

The increase in selling, general and administrative expense in the three and six months ended June 30, 2007 as compared to the three and six months ended July 1, 2006 resulted primarily from increases of $0.7 million and $1.5 million, respectively, in personnel-related expenses and stock-based compensation, increases of $0.2 million and $0.8 million, respectively, in various selling and promotion expenses, and increases of $0.4 million and $0.9 million, respectively, in legal and professional services. These increases are primarily attributable to (i) an increase in the number of employees engaged in selling, general and administrative activities since July 1, 2006, (ii) an increase in selling expenses due to additional product qualification activities, including in connection with our efforts to prepare for the commencement of operations in the People’s Republic of China, (iii) an increase in legal, insurance and professional services primarily related to reporting and other obligations as a result of becoming a public company and (iv) costs for current litigation matters as further discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Other Income (Expense).

The following tables present other income (expense) for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands, except percentages):

	Three Months Ended
	June 30,	July 1,	Increase	%
	2007	2006	(Decrease)	Change

Interest income (expense), net	$162	$(549)	$711	(130)%
Other income, net	4	15	(11)	(73)%
Total other income (expense), net	$166	$(534)	$700	(131)%

	Six Months Ended
	June 30,	July 1,	Increase	%
	2007	2006	(Decrease)	Change

Interest income (expense), net	$114	$(949)	$1,063	(112)%
Other income, net	$5	$5	—	—%
Total other income (expense), net	$119	$(944)	$1,063	(113)%

Net interest income for the three and six months ended June 30, 2007 was comprised of interest income of approximately $415,000 and $859,000, respectively, partially offset by interest expense of approximately $253,000 and $745,000, respectively. The increase in net interest income in the three and six months ended June 30, 2007 as compared to the three and six months ended July 1, 2006 primarily resulted from (i) interest income earned on our cash equivalent and marketable securities balances, which is attributable to the proceeds from our initial public offering, or IPO, in December 2006, and (ii) a decrease in interest expense due to our lower outstanding line of credit and debt balances in 2007 as compared to 2006.

Other income, net, primarily includes gains and losses on foreign currency transactions in fiscal 2007 and dispositions of property and equipment in fiscal 2006.

Provision (Benefit) for Income Taxes.

The following tables present the provision (benefit) for income taxes for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands, except percentages):

	Three Months Ended
	June 30,	July 1,	Increase	%
	2007	2006	(Decrease)	Change

Provision (benefit) for income taxes	$(3,864)	$895	$(4,759)	(532)%

	Six Months Ended
	June 30,	July 1,	Increase	%
	2007	2006	(Decrease)	Change

Provision (benefit) for income taxes	$(3,864)	$812	$(4,676)	(576)%

We recorded a benefit for income taxes for the three and six months ended June 30, 2007. On an interim basis, we estimate what our effective tax rate will be in each jurisdiction for the full fiscal year and record a quarterly income tax provision (benefit) in accordance with the anticipated blended annual rate.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, or SFAS No.159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. We plan to adopt SFAS No. 159 in the first quarter of 2008, and do not expect it to have a material impact on our consolidated financial position and consolidated results of operations or cash flows.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit under our bank credit facility, from capitalized lease obligations, financing of receivables and from the sale and leaseback of our domestic manufacturing facility.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	June 30,	December 30,
	2007	2006
Working Capital	$27,464	$45,584

Cash and cash equivalents(1)	$4,999	$30,975
Short-term marketable securities(1)	16,588	5,267
Long-term marketable securities	8,855	1,502
	$30,442	$37,744

(1) Included in working capital

Our working capital decreased in the six months ended June 30, 2007 primarily as a result of (i) additional purchases of long-term investments in marketable securities of approximately $7.4 million, (ii) purchases of equipment and leasehold improvements of approximately $4.2 million and (iii) decreases in certain current operating assets and liabilities, primarily due to the overall decline in net sales during the period.

Cash Provided and Used in the Six Months Ended June 30, 2007 and July 1, 2006

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,	July 1,
	2007	2006

Net cash provided by (used in):
Operating activities	$11,590	$(1,816)
Investing activities	(22,928)	(291)
Financing activities	(14,638)	1,181
Net decrease in cash and cash equivalents	$(25,976)	$(926)

Operating Activities.   Net cash provided by operating activities for the six months ended June 30, 2007 was primarily a result of (i) $3.0 million in net non-cash operating expenses, primarily comprising inventory adjustments, depreciation and amortization, deferred income taxes, stock-based compensation and impairment of long-lived assets and (ii) $15.2 million in net cash provided by changes in operating assets and liabilities, partially offset by a $6.6 million net loss for the six months ended June 30, 2007. Net cash used in operating activities for the six months ended July 1, 2006 was primarily driven by net income of $1.3 million offset by $3.2 million in net cash used by changes in operating assets and liabilities.

Investing Activities.   Net cash used in investing activities for the six months ended June 30, 2007 was primarily a result of purchases of additional investments in marketable securities of approximately $43.5 million, partially offset by proceeds received from maturities of certain investments in marketable securities of approximately $24.8 million. We also used approximately $4.3 million in cash primarily to purchase equipment and leasehold improvements related to our new facilities in the People’s Republic of China and in Irvine, California. Net cash used in investing activities for the six months ended July 1, 2006 primarily resulted from the purchase of $0.3 million of capital equipment to support operations, partially offset by the receipt of $45,000 in proceeds from the sale of certain other capital equipment.

Financing Activities.   Net cash used in financing activities for the six months ended June 30, 2007 was primarily a result of net repayments on our outstanding revolving line of credit of approximately $14.4 million, along with net repayments of approximately $0.4 million on our long term debt. Net cash provided by financing activities for the six months ended July 1, 2006 was primarily the result of approximately $1.3 million in net cash received due to increased borrowings on our revolving line of credit in order to help fund growth in our operations in 2006.

Capital Resources

In April 2007, we executed a seventh amendment to our credit agreement with our bank, which was effective March 21, 2007.  This amendment allows us, at our election, to increase our maximum borrowings on the line of credit from $25 million, in $2.5 million increments, up to a total of $40 million. In addition, among other terms, the amendment (i) extends the maturity date of the line of credit to July 31, 2009, (ii) establishes an equipment advance line of $3 million, (iii) increases the sublimit for letters of credit to $5 million, (iv) sets an inventory sublimit of $7 million, subject to increase to $10 million if certain targets are met and (v) provides for the reduction in interest rates on borrowings if certain borrowing amounts and financial performance targets are met.

Under the revolving line of credit, we may borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by the Company’s bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $7 million. Interest is payable monthly at the prime rate of 8.25% as of June 30, 2007. Outstanding borrowings under the revolving line of credit were $4.8 million and $19.2 million as of June 30, 2007 and December 30, 2006, respectively. Borrowing availability as of June 30, 2007 was approximately $2.2 million.

Under the equipment financing line of credit, we may borrow up to 80% of the cost of equipment purchases up to a maximum of $3 million. Interest on equipment line of credit advances was payable at the prime rate plus 0.5% prior to the Company’s initial public offering in December 2006 and was reduced to the prime rate thereafter. Principal is due monthly through the maturity date of the credit agreement in July 2009, when all unpaid principal and interest is due. Outstanding borrowings under the new equipment line of credit were $1.2 million and $1.1 million at June 30, 2007 and December 30, 2006, respectively.

Any borrowings on the line of credit are collateralized by a general first priority lien against all of our assets, both tangible and intangible.

In July 2007, we executed an eighth amendment to our credit agreement, which is effective June 29, 2007, and which revised the various financial and other covenants of which we are required to comply. The amendment requires us to (i) achieve minimum book net worth on a monthly basis, (ii) limit annual capital expenditures under a defined annual cap, (iii) achieve certain minimum monthly profitability thresholds and (iv) maintain a minimum liquidity threshold as of the end of each month. While we are currently in compliance with all financial covenants and expect to maintain compliance for the foreseeable future, we have in the past been in violation of one or more covenants. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases will continue to be a financing alternative that we may pursue in the future.

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

We have invested most of the proceeds of our IPO in securities which may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and investments in a variety of marketable securities, which include commercial paper, money market funds, government and non-government debt securities.  We currently do not use derivative financial instruments.

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

The carrying value, maturity and estimated fair value of our cash equivalents and investments in marketable securities as of June 30, 2007 were as follows (in thousands, except interest rates):

		Maturity
	Carrying Value	Within One Year after	Greater Than One Year After	Fair Value
	June 30,	June 30,	June 30,	June 30,
	2007	2007	2007	2007

Investments
Cash equivalents	$3,072	$3,072	$—	$3,072
Weighted average interest rate	5.29%	5.29%	—

Marketable securities	$25,443	$16,588	$8,855	$25,443
Weighted average interest rate	5.33%	5.29%	5.41%

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

Item 4.                          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended June 30, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting.   During the fiscal quarter that ended June 30, 2007, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

The information set forth under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

Item 1A.                 Risk Factors

This Report includes forward-looking statements. These forward-looking statements generally are identified by words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “may”, “will likely” and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. We are under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are all based on currently available market, operating, financial and competitive information and are subject to various risks and uncertainties, including but not limited to the rapidly-changing nature of technology; evolving industry standards; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components; fluctuations in the market price of critical components; and the political and regulatory environment in the People’s Republic of China (“PRC”). Our actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below. The risks below are not the only ones we face. Additional risks and risks that management currently considers immaterial may also have an adverse effect on us.

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

Sales to Dell, IBM and Hewlett Packard represented approximately 41%, 11% and 28%, respectively, of our net sales in the six months ended June 30, 2007. Sales to Dell and IBM represented 32% and 46%, respectively, of our net sales in the six months ended July 1, 2006. We expect that sales to Dell, IBM and Hewlett Packard will continue to represent a significant percentage of our net sales for at least the next 12 months. We do not have long-term agreements with these customers, or with any other customer. Any one of these three customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of Dell, IBM or Hewlett Packard as a customer, or a significant reduction in sales to any of them, would significantly reduce our net sales and adversely affect our operating results.

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

In the six months ended June 30, 2007 and July 1, 2006, we derived approximately 63% and 83%, respectively, of our net sales from sales of our high performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for most of our net sales in the near term. Continued market acceptance of these products for use in servers is critical to our success. If the demand for servers deteriorates or if the demand for our products to be incorporated in servers declines, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target markets. We may not be able to achieve this diversification, and our inability to do so may adversely affect our business.

We have historically incurred losses and may continue to incur losses.

We incurred net losses each year from the inception of our business through fiscal 2005, as well as for the six months ended June 30, 2007. Our cumulative net losses were $23.1 million and $16.3 million as of June 30, 2007 and December 30, 2006, respectively. We may not be able to maintain profitability on a quarterly or annual basis in the future.

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

The recent declines in customer demand and revenues has caused us to reduce our purchases of DRAM ICs. Should we not maintain sufficient purchase levels with some suppliers, our ability to obtain future supplies of raw materials may be impaired due to the practice of some suppliers to allocate their products to customers to customers with the highest regular demand.

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

We are in the process of establishing a new manufacturing facility in the PRC and preparing it for operations. To date, we have substantially completed purchasing the necessary equipment, and are in the process of replicating our current manufacturing processes and hiring additional technical personnel. The difficulties normally associated with this complicated process will be compounded by language and cultural differences, as well as the geographic distance from our current facility. Our management has limited experience in creating or overseeing foreign operations, and this new facility may divert substantial amounts of their time. Further, this new facility will be subject to factory audits by our customers. We may not be able to begin operations at this new facility on a timely basis, or at all. Even if this facility becomes operational and is qualified by our customers, we cannot assure you that we will be able to maintain control over product quality, delivery schedules, manufacturing yields and costs as we increase our output. We will also have to manage a local workforce that may subject us to uncertainties or regulatory policies. Any difficulties in operating this new facility could cause product delivery delays and reduce our operating results. Should our new facility achieve full operations, we will still be subject to risks related to managing the increased production capacity provided by the new facility. Should anticipated demand not materialize, the costs related to having excess capacity would have an adverse impact on our gross margins and operating results.

We currently anticipate that our new manufacturing facility in the PRC will become operational in the second half of 2007. Once this facility is established and becomes operational, some of our net sales may be denominated in Chinese Renminbi, or Yuan. The Chinese government controls the procedures by which Yuan is converted into other currencies, and conversion of Yuan generally requires government consent. As a result, Yuan may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures, or imposes restrictions on currency conversion, those actions may negatively impact our operations and could reduce our operating results. In addition, fluctuations in the exchange rate between Yuan and U.S. dollars may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. These fluctuations may also adversely affect the comparability of our period-to-period results. If we decide to declare dividends and repatriate funds from our Chinese operations, we will be required to comply with the procedures and regulations of applicable Chinese law. Any changes to these procedures and regulations, or our failure to comply with those procedures and regulations, could prevent us from making dividends and repatriating funds from our Chinese operations, which could adversely affect our financial condition. If we are able make dividends and repatriate funds from our Chinese operations, these dividends would be subject to U.S. corporate income tax.

The PRC currently provides for favorable tax rates for certain foreign-owned enterprises operating in specified locations in the PRC. We are establishing our PRC facility in such a tax-favored location.  Should the PRC government enact a revised income tax structure, it is possible that we would not realize the tax benefits that we currently anticipate and this could adversely impact our operating results.

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

As of June 30, 2007, approximately 16% of our workforce consisted of contract personnel. We invest considerable time and expense in training these contract employees. We may experience high turnover rates in our contract employee workforce, which may require us to expend additional resources in the future. If we convert any of these contract employees into permanent employees, we may have to pay finder’s fees to the contract agency.

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

We plan to evaluate our internal controls over financial reporting to allow management to report on those internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission, which we collectively refer to as Section 404. This will involve system and process evaluations and testing to comply with the management assessment requirements of Section 404, which will initially have to be made in our annual report on Form 10-K for our 2007 fiscal year. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

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

As of June 30, 2007, our executive officers, directors and 5% stockholders beneficially own, in total, approximately 50% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Securities Holders

(a) Our 2007 annual meeting of stockholders was held on May 30, 2007.

(b) At our 2007 annual meeting of stockholders, the stockholders elected each of the following nominees as directors, to serve on our Board of Directors until our 2008 annual meeting of stockholders or until their respective successors are elected and qualified (or their earlier resignation or removal). The vote for each director was as follows:

	Votes For	Votes Withheld	Abstentions
Chun Ki Hong	11,655,067	2,546,364	5,443,056
Nam Ki Hong	11,522,417	2,679,014	5,443,056
Thomas F. Lagatta	14,160,111	41,320	5,443,056
Alan H. Portnoy	14,160,111	41,320	5,443,056
David M. Rickey	13,721,874	479,557	5,443,056
Preston Romm	13,721,874	479,557	5,443,056

Item 5.                          Other Information

None.

Item 6.                          Exhibits

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)

Eighth Amendment to Amended and Restated Credit and Security Agreement, dated effective as of June 29, 2007, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

32(3)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

(1)          Incorporated by reference to the corresponding exhibit number of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on October 23, 2006.

(2)          Filed herewith.

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

Date: August 14, 2007		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Lee Kim
Lee Kim
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1

Eighth Amendment to Amended and Restated Credit and Security Agreement, dated effective as of June 29, 2007, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.