Form 10-Q
period 2007-09-29
NETLIST INC
filed 2007-11-06
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

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

19,717,646 shares outstanding at October 31, 2007

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 29,	December 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$6,450	$30,975
Investments in marketable securities	16,079	5,267
Accounts receivable, net	16,338	23,703
Inventories	5,958	19,473
Deferred taxes	4,970	1,054
Prepaid expenses and other current assets	447	988
Total current assets	50,242	81,460

Property and equipment, net	8,071	3,830
Deferred taxes	1,237	576
Long-term investments in marketable securities	8,103	1,502
Other assets	690	326
Total assets	$68,343	$87,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,221	$11,680
Revolving line of credit	10,280	19,238
Current portion of long-term debt	829	1,033
Current portion of deferred gain on sale and leaseback transaction	118	118
Income taxes payable	—	552
Accrued expenses and other current liabilities	2,739	3,255
Total current liabilities	23,187	35,876
Long-term debt, net of current portion	939	1,230
Deferred gain on sale and leaseback transaction, net of current portion	255	344
Total liabilities	24,381	37,450
Commitments and contingencies
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	67,653	66,557
Note receivable from stockholder	—	(1)
Accumulated deficit	(23,729)	(16,332)
Accumulated other comprehensive income	18	—
Total stockholders’ equity	43,962	50,244
Total liabilities and stockholders’ equity	$68,343	$87,694

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	$27,194	$43,505	$77,543	$109,439
Cost of sales(1)	23,027	36,524	73,850	93,971
Gross profit	4,167	6,981	3,693	15,468
Operating expenses:
Research and development(1)	1,256	874	3,801	2,388
Selling, general and administrative(1)	4,040	2,583	11,589	6,494
Total operating expenses	5,296	3,457	15,390	8,882
Operating income (loss)	(1,129)	3,524	(11,697)	6,586
Other income (expense):
Interest income (expense), net	142	(565)	256	(1,514)
Other expense, net	(33)	(87)	(28)	(82)
Total other income (expense), net	109	(652)	228	(1,596)
Income (loss) before provision (benefit) for income taxes	(1,020)	2,872	(11,469)	4,990
Provision (benefit) for income taxes	(363)	1,084	(4,227)	1,896
Net income (loss)	$(657)	$1,788	$(7,242)	$3,094
Net income (loss) per common share:
Basic	$(0.03)	$0.16	$(0.37)	$0.28
Diluted	$(0.03)	$0.12	$(0.37)	$0.21
Weighted-average common shares outstanding:
Basic	19,689	11,235	19,655	11,072
Diluted	19,689	15,401	19,655	15,248

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$53	$46	$161	$60
Research and development	40	49	105	71
Selling, general and administrative	219	205	668	316

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 29,	September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(7,242)	$3,094
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,013	705
Amortization of deferred gain on sale and leaseback transaction	(89)	(89)
Deferred income taxes	(4,577)	(54)
Impairment of long-lived asset	257	—
Loss on disposal of assets	68	15
Loss on inventory adjustments	5,063	—
Facility relocation charge	150	—
Stock-based compensation	934	447
Amortization of debt discount	—	50
Changes in operating assets and liabilities:
Accounts receivable	7,365	(7,756)
Inventories	8,452	(8,038)
Income taxes receivable	—	259
Prepaid expenses and other current assets	541	(340)
Other assets	(364)	(169)
Accounts payable	(2,442)	8,700
Income taxes payable	(706)	588
Accured expenses and other current liabilities	(666)	1,155
Net cash provided by (used in) operating activities	7,757	(1,433)
Cash flows from investing activities:
Acquisition of property and equipment	(5,530)	(959)
Proceeds from sale of equipment	—	45
Repayment of note receivable from stockholder	1	—
Purchase of investments in marketable securities	(50,944)	—
Proceeds from maturities of investments in marketable securities	33,550	—
Net cash used in investing activities	(22,923)	(914)
Cash flows from financing activities:
Borrowings on lines of credit	86,740	106,972
Payments on lines of credit	(95,698)	(105,264)
Borrowings on debt	290	2,000
Payments on debt	(852)	(676)
Repayment of convertible notes	—	(950)
Proceeds from exercise of stock options and warrants	161	110
Tax benefit from exercise of warrants	—	203
Net cash provided by (used in) financing activities	(9,359)	2,395
Increase (decrease) in cash and cash equivalents	(24,525)	48
Cash and cash equivalents at beginning of period	30,975	953
Cash and cash equivalents at end of period	$6,450	$1,001

Supplemental disclosure of non-cash investing activities:
Purchase of equipment through capitalized lease obligations	$67	$113

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2007

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company and its wholly owned subsidiaries as of September 29, 2007 and December 30, 2006, the consolidated results of its operations for the three and nine months ended September 29, 2007 and September 30, 2006, and the consolidated cash flows for the nine months ended September 29, 2007 and September 30, 2006. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers (“OEMs”). Revenues also include sales of excess component inventories to distributors and other users of memory integrated circuits (“ICs”) totaling approximately $0.4 million and $1.8 million, respectively, for the three and nine months ended September 29, 2007 and approximately $2.7 million and $10.2 million, respectively, for the three and nine months ended September 30, 2006.

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

A portion of the Company’s international shipments are made to third-party inventory warehouses, or hubs, and the Company recognizes revenue when the inventory is pulled from the hub for use in production by the customer.

All amounts billed to customers related to shipping and handling are classified as revenues, while all costs incurred by the Company for shipping and handling are classified as cost of sales.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

Warranties

The Company offers warranties generally ranging from one to three years to its customers, other than on sales of excess inventory, depending on the product and negotiated terms of purchase agreements. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. An estimate by the Company for warranty-related costs is recorded by the Company at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs. Such costs have historically been consistent between periods and in-line with management’s expectations. The Company’s warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following table summarizes the activity related to the warranty liability for the nine months ended September 29, 2007 (in thousands):

Beginning balance, December 30, 2006	$298
Charged to costs and expenses	173
Usage	(114)
Ending balance, September 29, 2007	$357

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

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on the Company’s history and expectation of dividend payouts. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method. During fiscal 2006 and prior years, in addition to outstanding stock options and warrants, dilutive potential common shares also consisted of shares issuable upon the conversion of convertible notes payable and convertible preferred stock using the “if-converted” method.

NOTE 3—SUPPLEMENTAL FINANCIAL INFORMATION

Inventories

Inventories consist of the following (in thousands):

	September 29,	December 30,
	2007	2006
Raw materials	$3,001	$10,513
Work in process	1,889	3,343
Finished goods	1,068	5,617
	$5,958	$19,473

During the nine months ended September 29, 2007, the Company incurred a loss of approximately $5.1 million due to slow moving and lower-of-cost-or-market-value inventory adjustments.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of taxes, consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net income (loss)	$(657)	$1,788	$(7,242)	$3,094
Other comprehensive income:
Change in net unrealized gain on investments	25	—	18	—
Total comprehensive income (loss)	$(632)	$1,788	$(7,224)	$3,094

Accumulated other comprehensive income reflected on the unaudited condensed consolidated balance sheet at September 29, 2007 represents accumulated net unrealized gains on investments in marketable securities.

Computation of Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Basic net income (loss) per share:
Numerator: Net income (loss)	$(657)	$1,788	$(7,242)	$3,094
Denominator: Weighted-average common shares outstanding, basic	19,689	11,235	19,655	11,072
Basic net income (loss) per share	$(0.03)	$0.16	$(0.37)	$0.28
Diluted net income (loss) per share:
Net income (loss)	$(657)	$1,788	$(7,242)	$3,094
Convertible notes interest expense (net of tax)	—	20	—	60
Numerator: Adjusted net income (loss) available to common stockholders	$(657)	$1,808	$(7,242)	$3,154
Weighted-average common shares outstanding, basic	19,689	11,235	19,655	11,072
Effect of dilutive securities:
Stock options and warrants	—	2,089	—	2,099
Convertible preferred stock	—	1,000	—	1,000
Convertible notes payable	—	1,077	—	1,077
Denominator: Weighted-average common shares outstanding, diluted	19,689	15,401	19,655	15,248
Diluted net income (loss) per share	$(0.03)	$0.12	$(0.37)	$0.21

All potentially dilutive common share equivalents of approximately 1.1 million and 1.5 million shares have been excluded from the diluted net loss per share calculations for the three and nine months ended September 29, 2007, respectively, as their effect would be anti-dilutive for the periods then ended.

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Customer:
A	75%	45%	53%	37%
B	—%	36%	—%	41%
C	—%	—%	21%	—%

The Company’s accounts receivable are concentrated with two customers at September 29, 2007, representing approximately 70% and 10% of aggregate gross receivables. At December 30, 2006, accounts receivable are concentrated with four customers representing approximately 32%, 19%, 14% and 13% of aggregate gross receivables. A significant reduction in sales to, or the ability to collect receivables from, a significant customer could have a material adverse impact on the Company.

NOTE 4—CREDIT AGREEMENT

In April 2007, the Company executed the Seventh Amendment to the Amended and Restated Credit and Security Agreement (the “Seventh Amendment”). The Seventh Amendment, which was effective as of March 21, 2007, allows the Company to, at its election, increase its line of credit from $25 million, in $2.5 million increments, up to a total of $40 million at the prime rate of interest, which was 7.75% at September 29, 2007 and 8.25% at December 30, 2006. In addition, the Seventh Amendment (i) extends the maturity date of the line of credit to July 31, 2009, (ii) establishes an equipment advance line of $3 million, (iii) increases the sublimit for letters of credit to $5 million, (iv) sets an inventory sublimit of $7 million, with the ability to increase to $10 million if certain financial targets are met, (v) provides for the reduction in interest rates on borrowings if certain borrowing amounts and financial performance targets are met and (vi) revised certain financial covenants.

In July 2007, the Company executed the Eighth Amendment to the Amended and Restated Credit and Security Agreement (the “Eighth Amendment”), which was effective as of June 29, 2007. Among other things, the Eighth Amendment added certain minimum profitability financial covenant requirements. As of September 29, 2007, the Company was in compliance with all financial covenants.

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

Interest on the equipment advances is payable monthly, at the Company’s option, either at the prime rate or LIBOR plus 2.50%. Interest only payments were required on the equipment advances through January 31, 2007. Commencing February 1, 2007, the Company is required to repay the equipment advances in 42 equal monthly installments. The outstanding balance on this loan was approximately $1.1 million and $1.1 million at September 29, 2007 and December 30, 2006, respectively (see Note 5).

Any borrowings on the line of credit are collateralized by a general first priority lien against all Company assets, both tangible and intangible.

The following table presents details of interest expense related to borrowings on the line of credit, along with certain other applicable information (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Interest expense	$163	$290	$712	$847

	September 29,	December 30,
	2007	2006
Outstanding borrowings on the line of credit	$10,280	$19,238
Borrowing availability under the line of credit	$5,460	$4,872

NOTE 5—LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 29,	December 30,
	2007	2006
Obligations under capital leases	$541	$802
Equipment note payable to bank (see Note 4)	1,137	1,072
Notes payable to others	90	389
	1,768	2,263
Less current portion	(829)	(1,033)
	$939	$1,230

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

In January 2003, the Company entered into a $300,000 loan agreement with a financing company, collateralized by assets owned by an employee related to the majority stockholder. This note bears interest at 14% per annum and matures in January 2009. Principal and interest payments of approximately $6,000 are due and payable monthly. The balance of this note was approximately $90,000 and $133,000 at September 29, 2007 and December 30, 2006, respectively.

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

Capital Leases

The Company has acquired certain manufacturing and computer equipment through the use of various capital leases. As of September 29, 2007, these leases require aggregate monthly payments of approximately $36,000 and mature at various dates through May 2011. The interest rates on these leases vary between 4.3% and 9.4%.

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Interest expense	$58	$42	$166	$145

NOTE 6—INCOME TAXES

The following table sets forth the Company’s provision (benefit) for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Provision (benefit) for income taxes	$(363)	$1,084	$(4,227)	$1,896
Effective tax rate	(36)%	38%	(37)%	38%

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

NOTE 7—COMMITMENTS AND CONTINGENCIES

Federal Securities Class Action

Beginning in May 2007, the Company and certain of its officers and directors (the “Individuals”) were named as defendants in four purported class action shareholder complaints, two of which were filed in the U.S. District Court for the Southern District of New York (Tran v. Netlist, Inc., Case No. 07 CV 3754; Benjamin v. Netlist, Inc., Case No. 07 CV5518) (the “New York Actions”), and two of which were filed in the U.S. District Court for the Central District of California (Belodoff v. Netlist, Inc., Case No. SACV07-677 DOC (MLGx); Swofford v. Netlist, Inc., Case No. CV07-04006 PSG (FMOx) (the “California Actions”). These purported class action lawsuits were filed on behalf of persons and entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Company’s November 30, 2006 Initial Public Offering (the “IPO”). The complaints allege that the Registration Statement and Prospectus issued by the Company in connection with the IPO contained untrue statements of material fact or omissions of material fact in violation of Sections 11, 12(a)(2) and 15 of Securities Act of 1933. The actions seek unspecified monetary damages and other relief.

On September 5, 2007, the California Actions were consolidated by the U.S. District Court for the Central District of California. At that time, the court also designated Belodoff v. Netlist, Inc., Case No. SACV07-677 DOC (MLGx), as the lead case in this matter and appointed Iron Workers Local No. 25 Pension Fund to serve as lead plaintiff.

On September 12, 2007, the New York Actions were consolidated by the U.S. District Court for the Southern District of New York and Iron Workers Local No. 25 Pension Fund was again appointed to serve as lead plaintiff. The court also ordered, at the request of the parties, that the consolidated New York action be transferred to the U.S. District Court for the Central District of California and consolidated into the lead case there.

Now that all four actions have been consolidated into one lead action in the Central District of California, and pursuant to a previous court order, the lead plaintiff has sixty days from the order appointing lead plaintiff to file a consolidated complaint. Once the consolidated complaint is filed and served on the defendants, defendants will have sixty days to respond. The Company believes these lawsuits lack merit and intends to vigorously defend against them. However, it is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. The Company has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

California Derivative Action

In August 2007, a derivative lawsuit was filed in California Superior Court for County of Orange - Smith v. Hong, Case No. 07CC01359 - against certain of the Company’s current officers and directors. This action contains factual allegations similar to those of the federal lawsuit mentioned above, but the plaintiff in this case asserts claims, on behalf of Netlist, for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The plaintiff in this action seeks unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by the defendants. As this action contains factual allegations similar to those averred in the federal securities class action, the parties have agreed to temporarily stay this action pending a final judicial determination on the Defendants’ anticipated motions to dismiss in the federal action. Accordingly, no response by any Defendant in this action is required at this time. The Company believes that this lawsuit lacks merit and intends to vigorously defend against it. However, it is impossible at this time to assess whether or not the outcome of this proceeding will or will not have a material adverse effect on the Company. The Company has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably.

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

In April 2007, the Company entered into a four year facility lease agreement for approximately 28,700 rentable square feet in Irvine, California. The Company began its occupation of the new facility in July 2007, which allows for the consolidation of its headquarters and domestic manufacturing operations into a single location. The total base rent for the term of the lease is approximately $1.7 million, with monthly rent payments ranging from approximately $33,000 to $37,000 during the term of the lease.

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

NOTE 9—IMPAIRMENT OF LONG-LIVED ASSET

During fiscal 2006, the Company acquired certain laser soldering equipment (the “Equipment”) primarily intended for use in connection with a new product technology to be developed for a customer. In the first quarter of 2007, management determined that certain alternative equipment and related design processes were a more appropriate complement to the development of this technology. As a result, the Company determined the extent to which it expected to utilize the Equipment in the future had decreased from its original estimates, and thus the Company concluded that the carrying value of the Equipment of approximately $0.3 million was no longer recoverable and was in fact impaired. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the first quarter of 2007, the Company estimated the current fair value of the Equipment primarily using market prices for comparable machinery and equipment. As a result of its analysis, the Company recorded an impairment charge of approximately $0.1 million to write down the carrying value of the Equipment to its estimated fair value during the three months ended March 31, 2007. Subsequently, during the quarter ended June 30, 2007, management determined that, due primarily to the highly customized nature of the Equipment, the likelihood of alternative uses or disposal through a sale were significantly remote, and therefore recorded an additional charge of approximately $0.2 million to write-off the remaining carrying value of the Equipment as of June 30, 2007. These charges are included as a component of research and development expense in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 29, 2007.

NOTE 10— FACILITY RELOCATION COSTS

As a result the relocation of its new domestic headquarters and manufacturing facility during the third quarter of 2007, in September 2007 the Company vacated its previous manufacturing facility. The Company is currently obligated under a noncancellable operating lease of this facility through November 2010, and has thus recorded a one-time charge and related liability of approximately $150,000, which is equal to the estimated fair value of the net remaining lease payments in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This charge is included as a component of selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 29, 2007. The related liability is included as a component of accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet at September 29, 2007.

NOTE 11—STOCK OPTIONS AND WARRANTS

Common Stock Options

A summary of common stock option activity as of and for the nine months ended September 29, 2007 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 30, 2006	3,318	$3.34
Options granted	1,098	3.18
Options exercised	(126)	1.28
Options cancelled	(392)	5.57
Options outstanding at September 29, 2007	3,898	$3.14

In September 2007, the Company granted options to purchase approximately 380,000 shares of its common stock to employees, including 100,000 options granted to the Company’s chief executive officer, as a result of the Company’s semi-annual employee performance review program. The Company also granted options to purchase 10,000 shares of its common stock to each of its five non-employee directors in connection with Company’s annual non-employee director compensation program. Additionally, the Company granted an option to purchase 200,000 shares of its common stock to its new chief financial officer in connection with her employment by the Company. The securities underlying this option grant are issuable pursuant to an individual option agreement issued by the Company, and are not issued under the Company’s 2006 Equity Incentive Plan.

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Expected term (in years)	5.4	6
Expected volatility	80%	40%
Risk-free interest rate	4.46%	4.91%
Expected dividends	—	—
Weighted-average grant date fair value per share	$2.20	$2.91

At September 29, 2007, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2007 through fiscal 2011 related to unvested common stock options is approximately $3.7 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Warrants

At September 29, 2007, certain non-employees held outstanding warrants to purchase shares of the Company’s common stock. A summary of the warrant activity as of and for the nine months ended September 29, 2007 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at December 30, 2006	398	$1.35
Warrants granted	—	—
Warrants exercised	(23)	1.25
Warrants cancelled	(46)	3.10
Warrants outstanding at September 29, 2007	329	$1.12
Warrants exercisable at September 29, 2007	329

In July 2007, a warrant holder exercised 42,000 warrants to purchase shares of the Company’s common stock, whereby the Company issued approximately 23,000 shares of common stock pursuant to a net issue election and effectively received approximately 19,000 shares back from the warrant holder as consideration in lieu of cash for the exercised warrants. The 19,000 shares were forfeited on the exercise date.

In August 2007, approximately 27,000 outstanding unvested warrants held by a consulting firm were deemed cancelled  pursuant to the terms of their governing agreements as a result of the termination of a resource agreement between the Company and the firm in connection with the resignation of the Company’s former chief financial officer. As of September 29, 2007, the firm continues to hold approximately 11,000 exercisable warrants with a per share weighted-average exercise price of $4.10. These outstanding warrants will be deemed cancelled pursuant to the terms of their governing agreements 90 days subsequent to the termination of the resource agreement if they remain unexercised at that time.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

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

At September 29, 2007, approximately $2.8 million of the Company’s long-lived assets were located outside the United States in the People’s Republic of China.

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

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Net sales to Dell, Hewlett Packard and IBM represented approximately 53%, 21% and 9%, respectively, for the nine month period ended September 29, 2007, and approximately 36%, 1% and 41%, respectively, for the nine month period ended September 30, 2006. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers, or EMSs, for incorporation into products manufactured exclusively for the OEM customer. These net sales to EMSs have historically fluctuated quarter by quarter as a portion of the total net sales to these OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., or Hon Hai, an EMS that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 58% of net sales to Dell for the nine month period ended September 29, 2007 and approximately 27% of net sales to Dell for the nine month period ended September 30, 2006. Net sales to Kingston Technology Company, Inc., or Kingston, and to International Systems Technology Co. Ltd., or IST, both EMSs that purchase memory modules from us for incorporation into products manufactured exclusively for IBM, represented approximately 42% and 21%, respectively, of net sales to IBM for the nine month period ended September 29, 2007 and approximately 57% and 22%, respectively, of net sales to IBM for the nine month period ended September 30, 2006.

For the nine months ended September 29, 2007, the market price for mainstream DRAM ICs decreased by approximately 77%. This decline has adversely affected the selling prices of many of our products and contributed to lower revenues, lower gross margin and reduced inventory value during this period. Should the decline in the DRAM IC market continue, it would result in lower net sales, lower gross margin and reduced inventory value in subsequent periods.

Key Business Metrics

The following describes certain line items in our statements of operations that are important to management’s assessment of our financial performance:

Net Sales.   Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars. We also sell excess component inventory of DRAM ICs to distributors and other users of memory ICs. These sales accounted for approximately $0.4 million and $1.8 million, respectively, of our net sales for the three and nine months ended September 29, 2007 and approximately $2.7 million and $10.2 million, respectively, of our net sales for the three and nine months ended September 30, 2006. We expect that component inventory sales will continue to decrease as a percentage of net sales in future periods as we diversify our customer base and therefore are able to use components in a wider range of memory subsystems.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. We review our estimates on an on-going basis. Actual results may differ from these estimates, which may result in material adverse effects on our operating results and financial position. We believe the following critical accounting policies involve the more significant assumptions and estimates used in the preparation of our consolidated financial statements:

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

Inventories.   We value our inventories at the lower of the actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next three to six months. In addition, we consider changes in the market value of DRAM ICs in determining the realizable value of our raw material inventory. Once established, any write-downs are considered permanent adjustments to the cost basis of our inventories. A significant decrease in demand for our products could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross profit at the time such inventories are sold. In addition, should the market value of DRAM ICs decrease significantly, we may be required to lower our selling prices to reflect the lower cost of our raw materials. If such price decreases reduce the realizable value of our inventories to less than our cost, we would be required to recognize additional expense in our cost of sales in the same period. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, technological developments or the market value of DRAM ICs could have a material effect on the value of our inventories and our reported operating results.

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

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 30, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

We currently use the Black-Scholes option pricing model to estimate the fair value of stock-based awards. While this model meets the requirements of SFAS No. 123(R), the estimated fair values generated by it may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of the Company’s stock-based awards. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on our history and expectation of dividend payouts. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

The value of the portion of stock-based awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our financial statements in fiscal 2006 and thereafter. As stock-based compensation expense recognized in our financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock-based awards.

Income Taxes.   We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we operate at a loss for an extended period of time or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period. Any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities, and our reported financial results. Additionally, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on December 31, 2006, the first day of fiscal 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 we may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Refer to Note 6, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	100%	100%	100%	100%
Cost of sales	85	84	95	86
Gross profit	15	16	5	14
Operating expenses:
Research and development	5	2	5	2
Selling, general and administrative	15	6	15	6
Total operating expenses	19	8	20	8
Operating income (loss)	(4)	8	(15)	6
Other income (expense):
Interest income (expense), net	1	(1)	—	(1)
Other expense, net	—	—	—	—
Total other income (expense), net	1	(1)	—	(1)
Income (loss) before provision (benefit) for income taxes	(4)	7	(15)	5
Provision (benefit) for income taxes	(1)	2	(5)	2
Net income (loss)	(2)%	5%	(9)%	3%

Three and Nine Months Ended September 29, 2007 Compared to Three and Nine Months Ended September 30, 2006

Net Sales, Cost of Sales and Gross Profit

The following tables present net sales, cost of sales and gross profit for the three and nine months ended September 29, 2007 and September 30, 2006 (in thousands, except percentages):

	Three Months Ended
	September 29,	September 30,	Increase	%
	2007	2006	(Decrease)	Change
Net sales	$27,194	$43,505	$(16,311)	(37)%
Cost of sales	23,027	36,524	(13,497)	(37)%
Gross profit	$4,167	$6,981	$(2,814)	(40)%
Gross margin	15%	16%	(1)%

	Nine Months Ended
	September 29,	September 30,		%
	2007	2006	Decrease	Change
Net sales	$77,543	$109,439	$(31,896)	(29)%
Cost of sales	73,850	93,971	(20,121)	(21)%
Gross profit	$3,693	$15,468	$(11,775)	(76)%
Gross margin	5%	14%	(9)%

Net Sales.   Net sales for the three and nine months ended September 29, 2007 were adversely impacted by two primary factors. First, the significant decrease in DRAM IC market prices during the period, which was primarily driven by continued oversupply in the DRAM market, forced us to significantly reduce our selling prices on many of our products. Additionally, we experienced decreases in demand as falling market prices caused certain customers to delay purchases during the period.

The decrease in net sales in the three and nine months ended September 29, 2007 as compared to the three and nine months ended September 30, 2006 resulted primarily from decreases of approximately $12.6 million and $36.8 million, respectively, in sales of our very low profile memory subsystems, decreases of approximately $7.4 million and $14.6 million, respectively, in sales of Double Data Rate, or DDR and DDR2 memory subsystems and decreases of approximately $7.1 million and $16.3 million, respectively, in certain other memory products. These decreases were slightly offset by an increase in net sales for the three and nine months ended September 29, 2007 as compared to the three and nine months ended September 30, 2006 of approximately $8.7 million and $23.0 million, respectively, in sales of laptop personal computer memory subsystems and increases of approximately $2.4 million and $14.9 million, respectively, in sales of memory subsystems used to control Redundant Arrays of Independent Disks, or RAIDs. The overall decreases in net sales are primarily attributable to (i) the market-driven reductions in selling prices of our products and lower customer demand as described above, particularly on our high volume products with lower average selling prices and (ii) overall lower than expected demand from OEM products in which our products are incorporated, such as blade servers that use our very low profile memory subsystems.

Should market price declines for DRAM ICs continue, our overall revenues could be adversely impacted as we lower prices on some products to meet market conditions.

Sales of our component inventory to distributors and other users of memory ICs represented approximately 2% and 6% of net sales for the three months ended September 29, 2007 and September 30, 2006, respectively, and approximately 2% and 9% of net sales for the nine months ended September 29, 2007 and September 30, 2006, respectively. We expect that component inventory sales will continue to represent a relatively small percentage of net sales in future periods as we diversify our customer base and therefore are able to use components in a wider range of memory subsystems.

Gross Profit and Gross Margin.   Gross profit for the three months ended September 29, 2007 as compared to the three months ended September 30, 2006 decreased primarily due to the 37% decrease in net sales between the two periods. Gross margin for the three months ended September 29, 2007 was relatively consistent with that for the three months ended September 30, 2006. The decrease in gross profit and gross margin for the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006 is primarily attributable to the significant decrease in the market price of DRAM ICs during the nine months ended September 29, 2007. This significantly impacted the valuation of our inventories, whereby we incurred a loss in the nine months ended September 29, 2007 of approximately $5.1 million as a result of slow moving and lower-of-cost-or-market-value inventory adjustments. To the extent that DRAM IC market prices continue to decline, and should our product sales mix shift more toward lower margin products such as laptop memory, our gross profit, gross margin and overall operating results could be adversely affected in future periods.

Research and Development.

The following tables present research and development expenses for the three and nine months ended September 29, 2007 and September 30, 2006 (in thousands, except percentages):

	Three Months Ended
	September 29,	September 30,		%
	2007	2006	Increase	Change
Research and development	$1,256	$874	$382	44%

	Nine Months Ended
	September 29,	September 30,		%
	2007	2006	Increase	Change
Research and development	$3,801	$2,388	$1,413	59%

The increase in research and development expense in the three and nine months ended September 29, 2007 as compared to the three and nine months ended September 30, 2006 resulted primarily from increases of $0.2 million and $0.7 million, respectively, in personnel-related expenses and increases of $0.1 million and $0.2 million, respectively, for certain engineering and design tools, product qualification and other related expenses. Research and development expense for the nine months ended September 29, 2007 also increased compared to the corresponding prior year period due to increases of $0.3 million in equipment-related expenses and $0.1 million in legal and professional services. These increases are primarily attributable to (i) an increase in the number of employees engaged in research and development activities since September 30, 2006, (ii) an increase in research and development activities related to new and emerging markets and technologies and (iii) impairment write-downs of certain long-lived assets used in the product development process, as further discussed in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Selling, General and Administrative.

The following tables present selling, general and administrative expenses for the three and nine months ended September 29, 2007 and September 30, 2006 (in thousands, except percentages):

	Three Months Ended
	September 29,	September 30,		%
	2007	2006	Increase	Change
Selling, general and administrative	$4,040	$2,583	$1,457	56%

	Nine Months Ended
	September 29,	September 30,		%
	2007	2006	Increase	Change
Selling, general and administrative	$11,589	$6,494	$5,095	78%

The increase in selling, general and administrative expense in the three and nine months ended September 29, 2007 as compared to the three and nine months ended September 30, 2006 resulted primarily from increases of $0.5 million and $1.8 million, respectively, in personnel-related and stock-based compensation expenses, increases of $0.2 million and $1.0 million, respectively, in various selling and promotion expenses, increases of $0.3 million and $1.2 million, respectively, in legal and professional services, increases of $0.2 million and $0.2 million, respectively, related to certain facility lease relocation costs, and increases of $0.3 million and $0.6 million, respectively, in certain allocated overhead expenses. These increases are primarily attributable to (i) an increase in the number of employees engaged in selling, general and administrative activities since September 30, 2006, (ii) an increase in selling expenses as a result of additional product qualification activities, travel and other costs incurred in connection with our efforts to prepare for operations at our facility in the People’s Republic of China, (iii) an increase in legal, insurance and professional services primarily related to certain reporting and other obligations as a result of becoming a public company, (iv) costs for current litigation and other legal matters as further discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements and (v) charges recorded in connection with future lease payments related to our vacated domestic manufacturing facility as further discussed in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

Other Income (Expense).

The following tables present other income (expense) for the three and nine months ended September 29, 2007 and September 30, 2006 (in thousands, except percentages):

	Three Months Ended
	September 29,	September 30,	Increase	%
	2007	2006	(Decrease)	Change
Interest income (expense), net	$142	$(565)	$707	(125)%
Other expense, net	(33)	(87)	(54)	(62)%
Total other income (expense), net	$109	$(652)	$653	(100)%

	Nine Months Ended
	September 29,	September 30,	Increase	%
	2007	2006	(Decrease)	Change
Interest income (expense), net	$256	$(1,514)	$1,770	(117)%
Other expense, net	$(28)	$(82)	(54)	(66)%
Total other income (expense), net	$228	$(1,596)	$1,716	(108)%

Net interest income for the three and nine months ended September 29, 2007 was comprised of interest income of approximately $0.4 million and $1.3 million, respectively, partially offset by interest expense of approximately $0.3 million and $1.0 million, respectively. The increase in net interest income in the three and nine months ended September 29, 2007 as compared to the three and nine months ended September 30, 2006 resulted primarily from (i) interest income earned on our cash equivalent and marketable securities balances, which is attributable to the proceeds from our initial public offering, or IPO, in December 2006, and (ii) a decrease in interest expense due to our lower outstanding line of credit and debt balances in 2007 as compared to 2006.

Other income, net, primarily includes gains and losses on foreign currency transactions in fiscal 2007 and dispositions of property and equipment.

Provision (Benefit) for Income Taxes.

The following tables present the provision (benefit) for income taxes for the three and nine months ended September 29, 2007 and September 30, 2006 (in thousands, except percentages):

	Three Months Ended
	September 29,	September 30,		%
	2007	2006	Decrease	Change
Provision (benefit) for income taxes	$(363)	$1,084	$(1,447)	(133)%

	Nine Months Ended
	September 29,	September 30,		%
	2007	2006	Decrease	Change
Provision (benefit) for income taxes	$(4,227)	$1,896	$(6,123)	(323)%

We recorded a benefit for income taxes for the three and nine months ended September 29, 2007. On an interim basis, we estimate what our effective tax rate will be in each jurisdiction for the full fiscal year and record a quarterly income tax provision (benefit) in accordance with the anticipated blended annual rate.

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

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	September 29,	December 30,
	2007	2006
Working Capital	$27,055	$45,584
Cash and cash equivalents(1)	$6,450	$30,975
Short-term marketable securities(1)	16,079	5,267
Long-term marketable securities	8,103	1,502
	$30,632	$37,744

(1) Included in working capital

Our working capital decreased in the nine months ended September 29, 2007 primarily as a result of (i) additional net purchases of long-term investments in marketable securities of approximately $6.6 million, (ii) purchases of equipment and leasehold improvements of approximately $5.5 million and (iii) decreases in certain current operating assets and liabilities, primarily due to the overall decline in net sales during the period.

Cash Provided and Used in the Nine Months Ended September 29, 2007 and September 30, 2006

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 29,	September 30,
	2007	2006

Net cash provided by (used in):
Operating activities	$7,757	$(1,433)
Investing activities	(22,923)	(914)
Financing activities	(9,359)	2,395
Net increase (decrease) in cash and cash equivalents	$(24,525)	$48

Operating Activities.   Net cash provided by operating activities for the nine months ended September 29, 2007 was primarily a result of (i) approximately $2.8 million in net non-cash operating expenses, primarily comprising inventory adjustments, depreciation and amortization, deferred income taxes, stock-based compensation and impairment of long-lived assets and (ii) approximately $12.2 million in net cash provided by changes in operating assets and liabilities, partially offset by a net loss of approximately $7.2 million for the nine months ended September 29, 2007. Net cash used in operating activities for the nine months ended September 30, 2006 was primarily a result of (i) net income of $3.1 million and (ii) approximately $1.1 million of net non-cash operating expenses, primarily comprising depreciation and amortization and stock-based compensation offset by approximately $5.6 million in net cash used by changes in operating assets and liabilities.

Investing Activities.   Net cash used in investing activities for the nine months ended September 29, 2007 was primarily a result of purchases of additional investments in marketable securities of approximately $50.9 million, partially offset by proceeds received from maturities of certain investments in marketable securities of approximately $33.6 million. We also used approximately $5.5 million in cash primarily to purchase equipment and leasehold improvements related to our new facilities in the People’s Republic of China and in Irvine, California. Net cash used in investing activities for the nine months ended September 30, 2006 resulted from the purchase of approximately $1.0 million of capital equipment to support growth in our operations in 2006, partially offset by the receipt of $45,000 in proceeds from the sale of certain other capital equipment.

Financing Activities.   Net cash used in financing activities for the nine months ended September 29, 2007 was primarily a result of net repayments on our outstanding revolving line of credit of approximately $9.0 million, along with net repayments of approximately $0.6 million on our long term debt. Net cash provided by financing activities for the nine months ended September 30, 2006 was primarily a result of (i) approximately $1.7 million in net cash provided due to increased borrowings on our revolving line of credit and (ii) approximately $2.0 million in borrowings on our new term loan facility, partially offset by approximately $1.6 million in payments on debt and convertible notes payable.

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

Under the revolving line of credit, we may borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by the Company’s bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $7 million. Interest is payable monthly at the prime rate of 7.75% as of September 29, 2007. Outstanding borrowings under the revolving line of credit were approximately $10.3 million and $19.2 million as of September 29, 2007 and December 30, 2006, respectively. Borrowing availability as of September 29, 2007 was approximately $5.5 million.

Under the equipment financing line of credit, we may borrow up to 80% of the cost of equipment purchases up to a maximum of $3 million. Interest on equipment line of credit advances was payable at the prime rate plus 0.5% prior to the Company’s initial public offering in December 2006 and was reduced to the prime rate thereafter. Principal is due monthly through the maturity date of the credit agreement in July 2009, when all unpaid principal and interest is due. Outstanding borrowings under the new equipment line of credit were approximately $1.1 million and $1.1 million at September 29, 2007 and December 30, 2006, respectively.

Any borrowings on the line of credit are collateralized by a general first priority lien against all of our assets, both tangible and intangible.

In July 2007, we executed an eighth amendment to our credit agreement, which was effective June 29, 2007, and which revised the various financial and other covenants of which we are required to comply. The amendment requires us to (i) achieve minimum book net worth on a monthly basis, (ii) limit annual capital expenditures under a defined annual cap, (iii) achieve certain minimum monthly profitability thresholds and (iv) maintain a minimum liquidity threshold as of the end of each month. While we are currently in compliance with all financial covenants and expect to maintain compliance for the foreseeable future, we have in the past been in violation of one or more covenants. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

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

The carrying value, maturity and estimated fair value of our cash equivalents and investments in marketable securities as of September 29, 2007 were as follows (in thousands, except interest rates):

		Maturity
	Carrying Value	Within One Year after	Greater Than One Year After	Fair Value
	September 29,	September 29,	September 29,	September 29,
	2007	2007	2007	2007

Investments
Cash equivalents	$4,799	$4,799	$—	$4,799
Weighted average interest rate	5.30%	5.30%	—

Marketable securities	$25,181	$16,079	$8,103	$25,181
Weighted average interest rate	5.62%	5.69%	5.47%

Item 4.                          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended September 29, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting.   During the fiscal quarter that ended September 29, 2007, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

The information set forth in the sections entitled Federal Securities Class Action and California Derivative Action under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

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

Sales to Dell, IBM and Hewlett Packard represented approximately 53%, 9% and 21%, respectively, of our net sales in the nine months ended September 29, 2007. Sales to Dell and IBM represented 36% and 41%, respectively, of our net sales in the nine months ended September 30, 2006. We currently expect that sales to Dell and Hewlett Packard will continue to represent a significant percentage of our net sales for at least the next 12 months. We do not have long-term agreements with these customers, or with any other customer. Any one of these three customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of Dell, IBM or Hewlett Packard as a customer, or a significant reduction in sales to any of them, would significantly reduce our net sales and adversely affect our operating results.

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

In the nine months ended September 29, 2007 and September 30, 2006, we derived approximately 69% and 83%, respectively, of our net sales from sales of our high performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for a significant portion of our net sales in the near term. Continued market acceptance of these products for use in servers is critical to our success. If the demand for servers deteriorates or if the demand for our products to be incorporated in servers declines, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target markets. We may not be able to achieve this diversification, and our inability to do so may adversely affect our business.

We have historically incurred losses and may continue to incur losses.

We incurred net losses each year from the inception of our business through fiscal 2005, as well as for the nine months ended September 29, 2007. Our cumulative net losses were $23.7 million and $16.3 million as of September 29, 2007 and December 30, 2006, respectively. We may not be able to achieve or maintain profitability on a quarterly or annual basis in the future.

The price of DRAM ICs is volatile, and excess inventory of DRAM ICs, other components, and finished products could adversely affect our gross margin.

The prices of our products are adjusted periodically based in part on the market price of DRAM ICs, which have historically constituted approximately 70% - 90% of the total cost of our memory subsystems. Once our prices with a customer are negotiated, we are generally unable to revise pricing with that customer until our next regularly scheduled price adjustment. Consequently, we are exposed to the risks associated with the volatility of the price of DRAM ICs during that period. If the market price for DRAM ICs increases, we generally cannot pass this price increase on to our customers for products purchased under an existing purchase order. As a result, our cost of sales could increase and our gross margins could decrease. Alternatively, if there is a decline in the price of DRAM ICs, we may need to reduce our selling prices for subsequent purchase orders, which may result in a decline in our expected net sales.

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

The recent declines in customer demand and revenues has caused us to reduce our purchases of DRAM ICs. Should we not maintain sufficient purchase levels with some suppliers, our ability to obtain future supplies of raw materials may be impaired due to the practice of some suppliers to allocate their products to customers with the highest regular demand.

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

Frequent technology changes and the introduction of next-generation products also may result in the obsolescence of other items of inventory, such as our custom-built PCBs, which could reduce our gross margin and adversely affect our operating performance and financial condition. We may not be able to sell some products developed for one customer to another customer because our products are often designed to address specific customer requirements, and even if we are able to sell these products to another customer, our margin on such products may be reduced.

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

The establishment and ongoing operation of our manufacturing facility in the People’s Republic of China, or the PRC, could expose us to new and significant risks.

Thus far in fiscal 2007, we have invested significant time and effort in establishing a new manufacturing facility in the PRC and preparing it for full-scale operations. Our new manufacturing facility became operational in July 2007 and was successfully qualified by certain key customers. The difficulties normally associated with this complicated process are compounded by language and cultural differences, as well as the geographic distance from our current facility. Our management has limited experience in creating or overseeing foreign operations, and this new facility may divert substantial amounts of their time. Further, this new facility will be subject to factory audits by our customers. Even if this facility is fully operational and is qualified by our customers, we cannot assure you that we will be able to maintain control over product quality, delivery schedules, manufacturing yields and costs as we increase our output. We also have to manage a local workforce that may subject us to uncertainties or regulatory policies. Should our facility achieve full operations, we will still be subject to risks related to managing the increased production capacity provided by the facility. Should anticipated demand not materialize, the costs related to having excess capacity would have an adverse impact on our gross margins and operating results.

As we continue to increase our operations in the PRC, some of our net sales may be denominated in Chinese Renminbi, or Yuan in future periods. The Chinese government controls the procedures by which Yuan is converted into other currencies, and conversion of Yuan generally requires government consent. As a result, Yuan may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures, or imposes restrictions on currency conversion, those actions may negatively impact our operations and could reduce our operating results. In addition, fluctuations in the exchange rate between Yuan and U.S. dollars may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. These fluctuations may also adversely affect the comparability of our period-to-period results. If we decide to declare dividends and repatriate funds from our Chinese operations, we will be required to comply with the procedures and regulations of applicable Chinese law. Any changes to these procedures and regulations, or our failure to comply with those procedures and regulations, could prevent us from making dividends and repatriating funds from our Chinese operations, which could adversely affect our financial condition. If we are able to make dividends and repatriate funds from our Chinese operations, these dividends would be subject to U.S. corporate income tax.

The PRC currently provides for favorable tax rates for certain foreign-owned enterprises operating in specified locations in the PRC. We are establishing our PRC facility in such a tax-favored location. Should the PRC government enact a revised tax structure, it is possible that we would not realize the tax benefits that we currently anticipate and this could adversely impact our operating results.

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

The loss of these key employees could delay the development and introduction of, and negatively impact our ability to sell, our products and otherwise harm our business. We do not have employment agreements with any of these key employees other than Mr. Hong. We do not carry “Key Man” life insurance on any of our key employees.

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

As of September 29, 2007, approximately 16% of our workforce consisted of contract personnel. We invest considerable time and expense in training these contract employees. We may experience high turnover rates in our contract employee workforce, which may require us to expend additional resources in the future. If we convert any of these contract employees into permanent employees, we may have to pay finder’s fees to the contract agency.

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

Our current manufacturing facilities are located in Irvine, California and Suzhou, PRC. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from equipment failure, power failures, quality control issues, human error, government intervention or natural disasters, including earthquakes, fires or floods, could interrupt or interfere with our manufacturing operations and consequently harm our business, financial condition and results of operations. Such disruptions would cause significant delays in shipments of our products and adversely affect our operating results.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of September 29, 2007, our executive officers, directors and 5% stockholders beneficially own, in total, approximately 50% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

During the period from July 1, 2007 through September 29, 2007, we issued 22,909 shares of our common stock pursuant to an exercise of a warrant dated January 1, 2003, to purchase 42,000 shares of common stock. This exercise was made pursuant to a net issue election and the balance of the shares was forfeited.

We did not repurchase any of our outstanding equity securities during the quarter ended September 29, 2007.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Offer Letter to Nita Moritz dated August 16, 2007

10.2(3)	Stock Option Agreement dated September 17, 2007 for options to purchase 200,000 shares of the Registrant’s common stock awarded to Nita J. Moritz

31.1(4)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(4)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

32(5)

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

(2)         Incorporated by reference to the corresponding exhibit number of the current report on Form 8-K of the registrant filed with the Securities and Exchange Commission on September 18, 2007.

(3)         Incorporated by reference to exhibit number 4.3 of the registration statement on Form S-8 of the registrant (No. 333-146192) filed with the Securities and Exchange Commission on September 20, 2007.

(4)         Filed herewith.

(5)         The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless Netlist, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2007		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Nita J. Moritz
Nita J. Moritz
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