Form 10-K
period 2007-12-29
NETLIST INC
filed 2008-02-29
CIK 1282631

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33170

NETLIST, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	95-4812784 (I.R.S. employer Identification No.)
51 Discovery, Irvine, CA 92618 (Address of principal executive offices) (Zip Code)
(949) 435-0025 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

          Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

           The aggregate market value of the registrant's common stock held by non-affiliates, based on the closing price of the registrant's common stock as reported on The NASDAQ Global Market on June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $35.2 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

           The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001 per share

19,855,411 shares outstanding at February 15, 2008

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders for 2008 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

		Page
PART I
Item 1	Business of Netlist, Inc.	1
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	22
Item 2	Properties	22
Item 3	Legal Proceedings	22
Item 4	Submission of Matters to a Vote of Security Holders	23
PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6	Selected Consolidated Financial Data	26
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8	Financial Statements and Supplementary Data	45
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	46
Item 9A	Controls and Procedures	46
Item 9B	Other Information	47
PART III
Item 10	Directors, Executive Officers and Corporate Governance	47
Item 11	Executive Compensation	47
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13	Certain Relationships and Related Transactions, and Director Independence	47
Item 14	Principal Accounting Fees and Services	47
PART IV
Item 15	Exhibits, Financial Statement Schedules	48
SIGNATURES		51
INDEX TO EXHIBITS
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I

Item 1.    Business of Netlist, Inc.

Overview

        We design, manufacture and sell high performance memory subsystems for the server, high performance computing and communications markets. Our memory subsystems consist of dynamic random access memory integrated circuits, or DRAM ICs, NAND and other components assembled on a printed circuit board, or PCB. We engage with our original equipment manufacturer, or OEM, customers from the earliest stages of new product definition, which provides us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

        We were incorporated in Delaware in June 2000 and commenced operations in September 2000.

Memory Products

DRAM Modules

        We offer a comprehensive lineup of DRAM ICs, memory modules utilizing a wide range of DRAM technologies from legacy Fast Page/Extended-Data-Out, or FP/EDO, and Synchronous DRAM, or SDRAM, to double-data-rate, or DDR, and DDR2 SDRAM and leading-edge high performance DDR3 SDRAM devices. These modules encompass a broad range of form factors and functions and more current dual in-line memory modules, or DIMMs, fully-buffered DIMMS, or FBDIMMS, small outline dual in-line memory modules, or SO-DIMMs, very low profile, or VLP, DIMMs and mini-DIMMs for space-constrained blade servers, or 1.75 inch thin computing servers, and networking applications. These memory modules come in configurations of up to 244 pins and densities of up to 8GB. We utilize advanced device and module-level packaging/stacking technologies to achieve cost-effective high-density solutions. We also accommodate custom module designs based on specific OEM requirements. Our advanced DDR, DDR2 and DDR3 memory modules are designed to operate with high performance devices available through the extensive use of electrical and thermal simulation and modeling. Our DDR, DDR 2 and DDR3 DIMMs are tested at-speed on high-end functional testers utilizing comprehensive test suites, enabling these modules to meet the stringent quality requirements of enterprise class systems.

Flash Modules

        In 2007, we introduced our Industrial Flash products, which are based on state of the art single and dual channel 32 bit RISC microcontrollers that meet the requirements of the Industrial OEM's within the networking, telecom and storage applications. With product performance and sustained read across multiple form factors such as Compact Flash, our product line is designed to meet individualized customer requirements and complements our suite of DRAM products.

Selective 2007 Product Focus

4 Rank FBDIMM

        FBDIMM technology poses a significant thermal challenge, especially in higher density DIMM due to the Advanced Memory Buffer, or AMB, and the number of DRAM on the module. We have effectively addressed the above challenges by leveraging many of our core-competencies. The low-power FBDIMM is designed by using a combination of efficient board design, component selection and a cutting-edge thermal engineering. Our FBDIMM design uses the lowest power AMB and a 4-Rank x8 configuration. A high efficiency heat-sink effectively dissipates the heat even at higher memory system utilization, resulting in high performance and reliable memory operation.

        We offer power efficient FBDIMM solutions in 2GB, 4GB and 8GB capacities at speeds up to PC2-6400 or 800MT/s. In addition to the thermal engineering, we use a set of sophisticated design techniques such as impedance matching, reduced capacitive loading and built-in air gaps (to eliminate cross talk and electro-magnetic coupling) to enable a high performance registered DIMM that delivers up to PC2-6400 performance.

Very Low Profile Registered DIMM

        We pioneered the very low profile, or VLP, design using proprietary board-stacking technology. These modules find their applications in the thin form-factor systems like the Blade Servers and Telecom equipment. The VLP designs are available as 1GB, 2GB, 4GB, DDR1 and 2GB, 4GB, and 8GB DDR2 RDIMM.

Small Form Factor DIMM

        1GB, 2GB and 4GB SO-DIMM are available as non-ECC modules in 200-pin connector form-factor. The 1GB and 2GB VLP and LP Mini-RDIMM are also available as ECC modules in 244-pin connector form-factor. Our small DIMM options help increase the capacities of the mobile clients, workstation, and communication systems at optimal cost.

Flash Memory Cards and Modules

        We design and manufacture industrial flash memory products in a variety of form factors and capacities. Our wide range of flash memory products come in Compact-Flash, PC Card, Secure Digital with plans to support other form factors with a USB interface. Our flash modules are predominantly used in telecom equipment, printers, embedded controller applications, servers, switches and routers. Our relationships with numerous suppliers of flash and controller application specific integrated circuits allow us to offer a wide range of cost-effective products to our customers.

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

        Planar Design.    Our planar solutions are designed to provide high density solutions in a more cost-effective manner than traditional chip-stacking. We believe traditional chip-stacking can represent a significant portion of the total cost of a memory subsystem. Our planar solutions achieve the same densities as chip-stacked modules but do so by leveraging our PCB design expertise to place ICs in two rows in the same plane rather than on top of each other. Our planar memory subsystem designs feature high memory capacity with improved thermal characteristics by dissipating heat uniformly throughout the PCB.

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

Customers

        We primarily market and sell our products to leading OEMs in the server, high performance computing and communications markets. Our memory subsystems are incorporated into multiple platforms at IBM, Dell, Gateway, Lenovo, Hewlett-Packard and other OEMs. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Net sales to our three largest customers represented approximately 85%, 75% and 68% of our total net sales in 2007, 2006 and 2005, respectively. See Note 16 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers, or EMSs, for incorporation into products manufactured exclusively for the OEM customer. These net sales to EMSs have historically fluctuated period by period as a portion of the total net sales to these OEM customers.

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

        We offer warranties on our memory subsystems generally ranging from one to three years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. Our estimates for warranty related costs are recorded at the time of sale based on historical and estimated future product return rates and expected repair or replacement costs. While such costs have historically been within our expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on us, requiring additional warranty reserves, and adversely affecting our gross profit and gross margins.

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

        We believe in the timely communication and exchange of information with our customers. We utilize well-trained, highly technical program management teams to successfully drive new product development and quickly respond to our customers' needs and expectations. Our program management teams provide quick response times and act as a single point-of-contact for routine issues during the sales process. Additionally, they address the long-term business and technology goals of our customers. We employ a team approach to business development whereby our sales team and independent representatives identify, qualify and prioritize customer prospects through offices in a number of locations worldwide.

        Our marketing efforts are twofold: creating awareness of the benefits of our proprietary technologies and design techniques in the development of application-specific memory subsystems, and building our brand awareness with our current and potential customers.

Manufacturing

        We currently manufacture all of our products at our facilities in Irvine, California and Suzhou in the People's Republic of China, or the PRC. Our advanced engineering and design capabilities, combined with our in-house manufacturing processes, allow us to assemble our memory subsystems reliably and in high volume. Our advanced, customized manufacturing facilities are capable of surface mount assembly, subsystem testing, system-level burn-in testing, programming, marking, labeling and packaging. At each stage of the production cycle, including product prototyping, qualification sample production and high-volume manufacturing and delivery, we focus on providing our customers with rapid response and short manufacturing turn-around times. Manufacturing cycle times for our products are typically one week or less, and in some cases as few as two days, from receipt of order.

        During 2007, we expanded our manufacturing capabilities by opening our new facility in the PRC. This facility has been configured in the same manner as our Irvine facility and has significantly increased our manufacturing capacity. We believe that this facility enables us to achieve better operating leverage through lower material and labor costs. This facility also puts our products in closer proximity to a number of our end customers, allowing us to fulfill customer orders more quickly.

        As of December 29, 2007, approximately $3.6 million of our net long-lived assets were located outside the United States in the PRC.

        We acquire components and materials such as DRAM ICs directly from IC manufacturers and assemble them into finished subsystems. We believe that one of our key strengths is the efficient procurement and management of components for our subsystems, which benefits our customers in the form of lower costs and increased product availability. We have a limited number of suppliers, but we have developed strong supplier relationships with key DRAM IC manufacturers, which we believe gives us direct and ready access to the critical components that we need for our production activities. We typically qualify our products with our customers using multiple manufacturers of DRAM ICs. The flexibility to choose from several DRAM IC providers allows us to minimize product cost and maximize product availability.

        We schedule production based on purchase order commitments and anticipated orders. We release raw materials to the manufacturing floor by means of an on-line shop floor control system, which allows for internal quality analysis, direct access to inventory information and production floor material tracking. We have a flexible manufacturing workforce which allows us to manage unforecasted demand. In addition we have the capability to sell excess quantities of DRAM ICs to mitigate inventory risks. Our sales of excess inventory generated approximately $1.9 million, or 2%, of our net sales for 2007 and approximately $11.4 million, or 8%, of our net sales for 2006.

        Our Quality Assurance engineers work with our suppliers to ensure that the raw materials we receive meet our high quality standards. These engineers also perform onsite supplier factory audits and use our internal test and inspection systems to verify that purchased components and materials meet our specifications. Our supplier quality program and incoming material quality control program are important aspects of our overall manufacturing process.

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

Competition

        Our products are primarily targeted for the server, high performance computing and communications markets. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs. Our primary competitors are memory module providers such as STEC, SMART Modular Technologies, Inc., and Viking Interworks, a division of Sanmina-SCI Corporation. We also face competition from semiconductor suppliers, including Qimonda, Samsung and Micron in a limited range of applications. As we enter new markets and pursue additional applications for our products, we may face competition from a larger number of competitors.

        Certain of our competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer standing relationships with customers and suppliers. Some of our competitors may also have a greater ability to influence industry standards than we do, as well as more extensive patent portfolios.

        Some of our customers and suppliers may have proprietary products or technologies which are competitive with our products, or could develop internal solutions or enter into strategic relationships with, or acquire, existing high-density memory module providers. Any of these actions could reduce our customers' demand for our products. Some of our significant suppliers of memory ICs may be able to manufacture competitive products at lower costs by leveraging internal efficiencies, or could choose to reduce our supply of memory ICs, adversely affecting our ability to manufacture our memory subsystems on a timely basis, if at all.

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

Research and Development

        The market for high performance memory subsystems is constantly changing and therefore continuous development of new technology, processes and product innovation is mandatory to be successful as a leading supplier. We believe that the continued and timely development of new products and improvement of existing products are critical to maintaining our competitive position. Our team of engineers focus on developing new products with innovative thermal solutions, packaging solutions and improved electrical signal integrity that enhances reliability over the life of the system. Also, our engineers incorporate various new techniques and methodologies for testing as well as new processes for manufacturing our products.

        Our engineering staff closely engages with our OEM partners and their engineering teams at early stages in their system development. This collaboration allows our engineers to understand the customer's system architecture, power budget, operating environment such as air flow and operating temperature and any mechanical constraints. Our engineers use this information to provide guidance and solutions to implement optimum memory subsystems to our OEM partners. An important aspect of our research and development effort is to understand the challenges faced by our OEM partners and provide cost effective solutions that satisfy their requirements by utilizing our industry knowledge, proprietary technologies and technical expertise.

        We use advanced design tools in development of our products that allow us to model behavior of a signal trace on our memory modules as well as airflow and thermal profiles of all components in the system. These design tools enable real-time simulation for signal integrity and behavioral modeling of our designs using the Input/Output Buffer Information Specification (IBIS) of our suppliers' components. These simulation tools help us reduce or eliminate electronic signal reflections, clock skews, signal jitter and noise which can reduce system performance and reliability. Also, our engineers use thermal simulation tools to identify potential thermal problems arising from inadequate airflow necessary to cool the components in the system. These efforts allow our engineers to develop optimum thermal solutions for our customer base.

        We believe that to remain competitive we must continue to focus on developing advanced memory subsystem technologies to address our customers' increasingly complex memory subsystem requirements. Our total expenditures for research and development were approximately $4.8 million, $3.3 million and $3.0 million for 2007, 2006 and 2005, respectively.

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

        As of December 29, 2007, we had 7 patents issued and 9 patent applications pending. Assuming that they are properly maintained, one of our issued patents will expire in 2022, three will expire in 2024 and the other three will expire in 2025. Our issued patents and patent applications relate to PCB design and layout techniques, packaging techniques, and the use of custom logic in high performance memory subsystems. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner also will continue to be important factors in maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our pending patent applications.

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

Employees

        At February 1, 2008, we had approximately 190 employees (including 119 regular employees and 71 temporary employees). Approximately 75 of the regular employees were located in the U.S., and approximately 44 were located in other countries (mainly in China). We had 135 employees in operations, 18 employees in research and development, 21 employees in sales and marketing, and 16 employees engaged in other administrative functions. We use contract employees in our operations department from time to time to effectively manage our manufacturing workflow. As of February 1, 2008, our domestic operations department had 5 contract employees engaged full-time in manufacturing and our general and administrative departments had 6 contract employees. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

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

Item 1A.    Risk Factors

        This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements generally are identified by words such as "believe", "expect", "anticipate", "estimate", "intend", "strategy", "may", "will likely" and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. We are under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are all based on currently available market, operating, financial and competitive information and are subject to various risks and uncertainties, including but not limited to the rapidly- changing nature of technology; evolving industry standards; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components; fluctuations in the market price of critical components; and the political and regulatory environment in the PRC. Our actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below. The risks below are not the only ones we face. Additional risks and risks that management currently considers immaterial may also have an adverse effect on us.

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

  •
  changes in the prices of our products or in the cost of the materials that we use to build our products, including fluctuations in the market price of DRAM ICs and NAND;

  •
  our inability to develop new or enhanced products that achieve customer or market acceptance in a timely manner;

  •
  the timing of introductions of competing products or technologies;

  •
  our ability to adequately finance future growth;

  •
  our ability to procure an adequate supply of key components, particularly DRAM ICs and NAND;

  •
  our failure to maintain the qualification of our products with our current customers or to qualify future products with our current or prospective customers;

  •
  our failure to produce products that meet the quality requirements of our customers;

  •
  our ability to effectively operate a new manufacturing facility in the PRC;

  •
  the loss of any of our key personnel;

  •
  delays in fulfilling orders for our products or a failure to fulfill orders;

  •
  disputes regarding intellectual property rights;

  •
  litigation involving our products;

  •
  our customers' failure to pay us on a timely basis; and;

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

        Sales to certain of our OEM customers such as Dell, IBM and Hewlett Packard have historically represented a significant portion of our net sales. We currently expect that sales to Dell and Hewlett Packard will continue to represent a significant percentage of our net sales for at least the next 12 months. We do not have long-term agreements with these customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of Dell or Hewlett Packard as a customer, or a significant reduction in sales to any of them, would significantly reduce our net sales and adversely affect our operating results.

        Our ability to maintain or increase our net sales to our key customers depends on a variety of factors, many of which are beyond our control. These factors include our customers' continued sales of servers and other computing systems that incorporate our memory subsystems and our customers' continued incorporation of our products into their systems.

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

        Our target markets are characterized by a limited number of large companies. Consolidation in one or more of our target markets may further increase this industry concentration. As a result, we anticipate that sales of our products will continue to be concentrated among a limited number of large customers in the foreseeable future. We believe that our financial results will depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these potential customers. Even if we establish these relationships, our financial results will be largely dependent on these customers' sales and business results.

The markets in which we compete are cyclical in nature, and any future downturn could adversely affect our business.

        Sales of our products are dependent upon demand in the computing, networking, communications, printer, storage and industrial markets. These markets have been cyclical and are characterized by wide fluctuations in product supply and demand. These markets have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles, reductions in technology spending and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and the erosion of average selling prices.

        We may experience substantial period-to-period fluctuations in future operating results due to factors affecting the computing, networking, communications, printers, storage and industrial markets. A decline or significant shortfall in demand in any one of these markets could have a material adverse effect on the demand for our products. As a result, our sales will likely decline during these periods. During an industry downturn, there is also a higher risk that our trade receivables would be uncollectible. In addition, because many of our costs and operating expenses are relatively fixed, if we are unable to control our expenses adequately in response to reduced sales, our gross margins, operating income and cash flow would be negatively impacted.

        A decline in the worldwide semiconductor market or a future decline in economic conditions or consumer confidence in any significant geographic area would also likely decrease the overall demand for our products, which could have a material adverse effect on us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility to the United States economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks relating to product concentration and lack of market diversification.

        In 2007 and 2006, we derived approximately 68% and 79%, respectively, of our net sales from sales of our high performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for a significant portion of our net sales in the near term. Continued market acceptance of these products for use in servers is critical to our success. If the demand for servers deteriorates or if the demand for our products to be incorporated in servers declines, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target markets. We may not be able to achieve this diversification, and our inability to do so may adversely affect our business.

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

        We hold certain investments in auction rate securities which have failed, or may in the future fail, their respective auctions. An auction failure means that the parties wishing to sell their securities could not do so. As a result of failed auctions, our ability to liquidate and fully recover the carrying value of our investments in the near term may be limited or not exist. If the issuers of these investments are unable to close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these investments or until the final maturity of the underlying notes (up to 30 years) to realize our investments' recorded value.

We have historically incurred losses and may continue to incur losses.

        We incurred net losses each year from the inception of our business through fiscal 2005, as well as for the year ended December 29, 2007. Our cumulative net losses were $23.9 million and $16.3 million as of December 29, 2007 and December 30, 2006, respectively. We may not be able to achieve or maintain profitability on a quarterly or annual basis in the future.

The prices of DRAM ICs and NAND is volatile, and changes in their prices could adversely affect our gross margin.

        The prices of our products are adjusted periodically based in part on the market price of DRAM ICs and NAND, which have historically constituted approximately 70% - 90% of the total cost of our memory subsystems. Once our prices with a customer are negotiated, we are generally unable to revise pricing with that customer until our next regularly scheduled price adjustment. Consequently, we are exposed to the risks associated with the volatility of the price of DRAM ICs and NAND during that period. If the market price for DRAM ICs and NAND increases, we generally cannot pass this price increase on to our customers for products purchased under an existing purchase order. As a result, our cost of sales could increase and our gross margins could decrease. Alternatively, if there is a decline in the price of DRAM ICs and NAND, we may need to reduce our selling prices for subsequent purchase orders, which may result in a decline in our expected net sales.

Customer demand is difficult to accurately forecast and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margins and earnings.

        We make significant decisions regarding the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers, the fact that our customers may cancel or defer purchase orders for any reason, and the possibility of unexpected changes in demand for our customers' products each reduce our ability to accurately estimate future customer requirements for our products.

        If we underestimate customer demand, we may not have sufficient inventory of DRAM ICs and NAND on hand to manufacture enough product to meet that demand. We also may not have sufficient capacity at any given time to meet our customers' demands for rapid increases in production. These shortages of inventory and capacity will lead to delays in the delivery of our products, which could cause order cancellations, the loss of customers and a decrease in our net sales.

        Conversely, if we overestimate customer demand, we may have excess raw material inventory of DRAM ICs and NAND. If there is a subsequent decline in the price of DRAM ICs and NAND, the value of our inventory will fall. As a result, we may need to write-down the value of our DRAM IC and NAND inventory, which may result in a significant decrease in our gross margin and financial condition. Also, to the extent that we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our finished goods inventory. In the past, we have had to write-down inventory due to obsolescence, excess quantities and declines in market value below our costs.

We use a small number of DRAM IC and NAND suppliers and are subject to risks of disruption in the supply of DRAM ICs and NAND.

        Our ability to fulfill customer orders is dependent on a sufficient supply of DRAM ICs and NAND, which are an essential component of our memory subsystems. There is a relatively small number of suppliers of DRAM ICs and NAND, and we purchase from only a subset of these suppliers. We have no long-term DRAM or NAND supply contracts. Our dependence on a small number of suppliers and the lack of any guaranteed sources of DRAM and NAND supply expose us to several risks, including the inability to obtain an adequate supply of DRAM ICs and NAND, price increases, delivery delays and poor quality.

        The recent declines in customer demand and revenues has caused us to reduce our purchases of DRAM ICs and NAND. Should we not maintain sufficient purchase levels with some suppliers, our ability to obtain future supplies of raw materials may be impaired due to the practice of some suppliers to allocate their products to customers with the highest regular demand.

        From time to time, shortages in DRAM ICs and NAND have required some suppliers to limit the supply of their DRAM ICs and NAND. As a result, we may be unable to obtain the DRAM ICs and NAND necessary to fill customers' orders for our products in a timely manner. If we are unable to obtain a sufficient supply of DRAM ICs and NAND to meet our customers' requirements, these customers may reduce future orders for our products or not purchase our products at all, which would cause our net sales to decline and harm our operating results. In addition, our reputation could be harmed, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

        Our customers qualify the DRAM ICs and NAND of our suppliers for use in their systems. If one of our suppliers should experience quality control problems, it may be disqualified by one or more of our customers. This would disrupt our supplies of DRAM ICs and NAND and reduce the number of suppliers available to us, and may require that we qualify a new supplier.

The flash memory market is constantly evolving and competitive, and we may not have rights to manufacture and sell certain types of products utilizing emerging flash formats, or we may be required to pay a royalty to sell products utilizing these formats.

        The flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, are transitioning to emerging flash memory formats, such as the Memory Stick, and xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. Although we do not currently serve the consumer flash market, it is possible that certain OEMs may choose to adopt these higher-volume, lower-cost formats. This could result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash and embedded USB drives. If we decide to manufacture flash memory products utilizing emerging formats such as those mentioned, we will be required to secure licenses to give us the right to manufacture such products which may not be available at reasonable rates or at all. If we are not able to supply flash card formats at competitive prices or if we were to have product shortages, our net sales could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

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

We may lose our competitive position if we are unable to timely and cost-effectively develop new or enhanced products that meet our customers' requirements and achieve market acceptance.

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

  •
  qualify these products for use in our customers' products; and

  •
  develop and maintain effective marketing strategies.

        Our product development efforts are costly and inherently risky. It is difficult to foresee changes or developments in technology or anticipate the adoption of new standards. Moreover, once these things are identified, if at all, we will need to hire the appropriate technical personnel, develop the product and identify and eliminate design flaws. As a result, we may not be able to successfully develop new or enhanced products, or we may experience delays in the development and introduction of new or enhanced products. Delays in product development and introduction could result in the loss of, or delays in generating, net sales and the loss of market share, as well as damage to our reputation. Even if we develop new or enhanced products, they may not meet our customers' requirements or gain market acceptance. Accordingly, we cannot assure you that our future product development efforts will result in the development of new or enhanced products or that such products will achieve market acceptance.

Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of net sales.

        Our prospective customers generally make a significant commitment of resources to test and evaluate our memory subsystems prior to purchasing our products and integrating them into their systems. This extensive qualification process involves rigorous reliability testing and evaluation of our products, which may continue for six months or longer and is often subject to delays. In addition to qualification of specific products, some of our customers may also require us to undergo a technology qualification if our product designs incorporate innovative technologies that the customer has not previously encountered. Such technology qualifications often take substantially longer than product qualifications and can take over a year to complete. Qualification by a prospective customer does not ensure any sales to that prospective customer. Even after successful qualification and sales of our products to a customer, changes in our products, our manufacturing facilities, our production processes or our component suppliers may require a new qualification process, which may result in additional delays. In addition, because the qualification process is both product-specific and platform-specific, our existing customers sometimes require us to requalify our products, or to qualify our new products, for use in new platforms or applications. For example, as our OEM customers transition from prior generation DDR1 DRAM architectures to current generation DDR2 DRAM architectures, we must design and qualify new products for use by those customers. In the past, this process of design and qualification has taken up to six months to complete, during which time our net sales to those customers declined significantly. After our products are qualified, it can take several months before the customer begins production and we begin to generate net sales. We must devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with prospective customers in anticipation of sales. If we delay or do not succeed in qualifying a product with a prospective customer, we will not be able to sell that product to that prospect, which would harm our operating results and business.

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

        In addition to the competitors described above, some of our OEM customers have their own internal design groups that may develop solutions that compete with ours. These design groups have some advantages over us, including direct access to their respective companies' technical information and technology roadmaps. Our OEM customers also have substantially greater resources, financial or otherwise, than we do, and may have lower cost structures than ours. As a result, they may be able to design and manufacture competitive products more efficiently or inexpensively. If any of these OEM customers are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any or all of which could harm our business and results of operations.

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

The establishment and ongoing operation of our manufacturing facility in the People's Republic of China, or the PRC, could expose us to new and significant risks.

        During fiscal 2007 we invested significant time and effort in establishing a new manufacturing facility in the PRC and preparing it for full-scale operations. Our new manufacturing facility became operational in July 2007 and was successfully qualified by certain key customers. The difficulties normally associated with this complicated process are compounded by language and cultural differences, as well as the geographic distance from our current domestic facility in Irvine. Our management has limited experience in creating or overseeing foreign operations, and this new facility may divert substantial amounts of their time. We cannot assure you that we will be able to maintain control over product quality, delivery schedules, manufacturing yields and costs as we increase our output. We also have to manage a local workforce that may subject us to uncertainties or regulatory policies and we remain subject to risks related to managing the increased production capacity provided by the facility. Should anticipated demand not materialize, the costs related to having excess capacity would have an adverse impact on our gross margins and operating results.

        As we continue to increase our operations in the PRC, some of our net sales in future periods may be denominated in Chinese Renminbi, or Yuan. The Chinese government controls the procedures by which Yuan is converted into other currencies, and conversion of Yuan generally requires government consent. As a result, Yuan may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures, or imposes restrictions on currency conversion, those actions may negatively impact our operations and could reduce our operating results. In addition, fluctuations in the exchange rate between Yuan and U.S. dollars may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. These fluctuations may also adversely affect the comparability of our period-to-period results. If we decide to declare dividends and repatriate funds from our Chinese operations, we will be required to comply with the procedures and regulations of applicable Chinese law. Any changes to these procedures and regulations, or our failure to comply with those procedures and regulations, could prevent us from making dividends and repatriating funds from our Chinese operations, which could adversely affect our financial condition. If we are able to make dividends and repatriate funds from our Chinese operations, these dividends would be subject to U.S. corporate income tax.

        The PRC currently provides for favorable tax rates for certain foreign-owned enterprises operating in specified locations in the PRC. We have established our PRC facility in such a tax-favored location. Should the PRC government enact a revised tax structure, it is possible that we would not realize the tax benefits that we currently anticipate and this could adversely impact our operating results.

We depend on a few key employees, and if we lose the services of any of those employees or are unable to hire additional personnel, our business could be harmed.

        To date we have been highly dependent on the experience, relationships and technical knowledge of certain key employees. We believe that our future success will be dependent on our ability to retain the services of these key employees, develop their successors, reduce our reliance on them, and properly manage the transition of their roles should departures occur.

        The loss of these key employees could delay the development and introduction of, and negatively impact our ability to sell, our products and otherwise harm our business. We do not have employment agreements with any of these key employees other than Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board. We do not carry "Key Man" life insurance on any of our key employees.

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

        As of December 29, 2007, approximately 36% of our workforce consisted of contract personnel. We invest considerable time and expense in training these contract employees. We may experience high turnover rates in our contract employee workforce, which may require us to expend additional resources in the future. If we convert any of these contract employees into permanent employees, we may have to pay finder's fees to the contract agency.

Our lack of a significant backlog of unfilled orders, and the difficulty inherent in forecasting customer demand, makes it difficult to forecast our short-term production requirements to meet that demand.

        We do not have long-term purchase agreements with our customers. Instead, our customers generally place purchase orders no more than two weeks in advance of their desired delivery date, and these purchase orders generally have no cancellation or rescheduling penalty provisions. This fact, combined with the quick turn-around times that apply to each order, makes it difficult to forecast our production needs and allocate production capacity efficiently. Our production expense levels are based in part on our forecasts of our customers' future product requirements and to a large extent are fixed in the short term. As a result, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in those orders. Any significant shortfall of customer orders in relation to our expectations could hurt our operating results, cash flows and financial condition. Also, any rapid increases in production required by our customers could strain our resources and reduce our margins. If such a rapid increase were to occur at any given time, we may not have sufficient short-term manufacturing capacity to meet our customers' immediate demands.

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

        We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. To date we have had only seven patents issued. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

        Others may attempt to reverse engineer, copy or otherwise obtain and use our proprietary technologies without our consent. Monitoring the unauthorized use of our technologies is difficult. We cannot be certain that the steps we have taken will prevent the unauthorized use of our technologies. This is particularly true in foreign countries, such as the PRC, where we have established a new manufacturing facility and where the laws may not protect our proprietary rights to the same extent as applicable U.S. laws.

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

        Lawsuits claiming that we are infringing others' intellectual property rights may be brought against us, and we may have to defend against claims of infringement or invalidity. We currently plan to explore new technologies and to develop new products for our existing markets, such as communications, and for new markets, such as networking. By making use of these new technologies and entering these new markets there is an increased likelihood that others might allege that our products infringe on their intellectual property rights. Litigation is inherently uncertain, and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. An adverse outcome also could force us to take specific actions, including causing us to:

  •
  cease selling products that are claimed to be infringing a third party's intellectual property;

  •
  pay royalties on past or future sales;

  •
  seek a license from the third party intellectual property owner to use their technology in our products, which license may not be available on reasonable terms, or at all; or

  •
  redesign those products that are claimed to be infringing a third party's intellectual property.

        There is a limited pool of experienced technical personnel that we can draw upon to meet our hiring needs. As a result, a number of our existing employees have worked for our existing or potential competitors at some point during their careers, and we anticipate that a number of our future employees will have similar work histories. In the past, some of these competitors have claimed that our employees misappropriated their trade secrets or violated non-competition or non-solicitation agreements. Some of our competitors may threaten or bring legal action involving similar claims against us or our existing employees or make such claims in the future to prevent us from hiring qualified candidates. Lawsuits of this type may be brought, even if there is no merit to the claim, simply as a strategy to drain our financial resources and divert management's attention away from our business.

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

        Any litigation, regardless of its outcome, would be time consuming and costly to resolve, divert our management's time and attention and negatively impact our results of operations.

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

        We are also developing products to enter new markets, such as the industrial flash market. Similar to our current products, we may use components in these new products that contain the intellectual property of third parties. While we plan to exercise precautions to avoid infringing on the intellectual property rights of third parties, we cannot assure you that disputes will not arise.

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

        Our customers require our products to meet strict quality standards. Should our products not meet such standards, our customers may discontinue purchases from us until we are able to resolve the quality issues that are causing us to not meet the standards, Such "quality holds" could have a significant adverse impact on our revenues and operating results.

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

  •
  the diversion of management's time and attention from the normal daily operations of the business;

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

        Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission, which we collectively refer to as Section 404, require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year beginning in fiscal 2007. Section 404 will also require our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting in future periods. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

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

        Many of our memory subsystems are specifically designed for our OEM customers' high performance systems. Our business would be harmed if these high performance systems were to become standardized so that DRAM IC manufacturers or other companies could develop and manufacture a commodity memory module addressing the demands of some or all of these high performance applications. If DRAM IC manufacturers or other companies are able to develop a standardized solution, our future business may be limited to identifying the next generation of high performance memory demands of OEM customers and developing a solution that addresses such demands. Until fully implemented, this next generation of products may constitute a much smaller market, which may reduce our net sales and market share.

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

        Part of our growth strategy involves making sales to foreign corporations and delivering our products to facilities located in foreign countries. To facilitate this process and to meet the long-term projected demand for our products, we have set up a new manufacturing facility in the PRC. Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations. We have begun operating in business and regulatory environments in which we have little or no previous experience. We will need to overcome language and cultural barriers to effectively conduct our operations in these new environments. In addition, the economies of the PRC and other countries have been highly volatile in the past, resulting in significant fluctuations in local currencies and other instabilities. These instabilities affect a number of our customers and suppliers in addition to our foreign operations and continue to exist or may occur again in the future. International turmoil and the threat of future terrorist attacks, both domestically and internationally, have contributed to an uncertain political and economic climate, both in the U.S. and globally, and have negatively impacted the worldwide economy. The occurrence of one or more of these instabilities could adversely affect our foreign operations and some of our customers or suppliers, each of which could adversely affect our net sales. In addition, our failure to meet applicable regulatory requirements or overcome cultural barriers could result in production delays and increased turn-around times, which would adversely affect our business.

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

        As of December 29, 2007, our executive officers, directors and 5% stockholders beneficially own, in total, approximately 50% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

        Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of provisions which are included in our certificate of incorporation and bylaws, each as amended:

  •
  our board of directors is authorized, without prior stockholder approval, to designate and issue preferred stock, commonly referred to as "blank check" preferred stock, with rights senior to those of our common stock;

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

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

        Our corporate headquarters and domestic manufacturing facility are located in approximately 28,700 square feet of space in Irvine, California, under a lease that expires in June 2011. We also continue to lease approximately 8,500 square feet of space in Irvine, California that previously housed our manufacturing facility, and which we are currently subleasing to another tenant. This lease expires in November 2010. We also currently lease approximately 43,600 square feet of space for a manufacturing facility in the PRC. In addition, we lease offices on a monthly basis in corporate office centers located in Austin, Texas, Raleigh, North Carolina and Dublin, Ireland. We believe that our current and planned facilities are adequate for our current and expected operations for the next twelve months and that additional space can be obtained if needed.

Item 3.    Legal Proceedings

  Federal Securities Class Action

        Beginning in May 2007, we, along with certain of our officers and directors, and our underwriters were named as defendants in four purported class action shareholder complaints, two of which were filed in the U.S. District Court for the Southern District of New York, and two of which were filed in the U.S. District Court for the Central District of California. These purported class action lawsuits were filed on behalf of persons and entities who purchased or otherwise acquired our common stock pursuant or traceable to our November 30, 2006 Initial Public Offering, or IPO. The lawsuits have been consolidated into a single action—Belodoff v. Netlist, Inc., Lead Case No. SACV07-677 DOC (MLGx)—which is pending in the Central District of California. Lead Plaintiff filed the Consolidated Complaint on November 5, 2007. Generally, the complaint alleged that the Registration Statement issued by us in connection with the IPO contained untrue statements of material fact or omissions of material fact in violation of Sections 11 and 15 of Securities Act of 1933. Defendants filed their motions to dismiss the complaint on January 9, 2008. The hearing on defendants' motions to dismiss is set for April 28, 2008. At this time, we are unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, we are not at this time able to estimate the amount or range of possible loss.

  California Derivative Action

        In August 2007, a derivative lawsuit was filed in California Superior Court for County of Orange—Smith v. Hong, Case No. 07CC01359—against certain of our officers and directors. This action contains factual allegations similar to those of the federal class action lawsuit described above, but the plaintiff in this case asserts claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The plaintiff seeks unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by the defendants. The defendants to this action have not responded to the complaint. Pursuant to a stipulation, the parties agreed to temporarily stay the action pending a decision on the defendants' motions to dismiss in the federal securities class action. The parties also agreed that twenty days after the court in the federal securities class action issues a final ruling as to the motions to dismiss brought in that action, the parties will meet and confer regarding the time for defendants to respond to the complaint in this derivative action. At this time, we are unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, we are not at this time able to estimate the amount or range of possible loss. In addition, we have received correspondence from counsel for a purported shareholder requesting that we take actions to investigate and remedy alleged wrongdoing by unidentified former and current officers and/or directors based on allegations similar to those in the Smith v. Hong case. We are currently evaluating our response to this request.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders in the three months ended December 29, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on The NASDAQ Global Market under the trading symbol "NLST" on November 30, 2006. Our common stock was not publicly traded prior to November 30, 2006. The following table sets forth the high and low sale prices for our common stock on the NASDAQ Global Market for the year ended December 29, 2007:

	High	Low
Fourth Quarter	$3.40	$2.11
Third Quarter	3.60	1.67
Second Quarter	7.00	2.92
First Quarter	12.40	6.84

        The high and low sale prices for our common stock from the inception of trading on November 30, 2006 through December 30, 2006 were $11.04 and $7.45, respectively.

        The approximate number of holders of our common stock as of February 15, 2008 was 21.

Dividend Policy

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

Issuer Purchases of Equity Securities

        During the three months ended December 29, 2007, we did not make any purchases of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

        Our board of directors and stockholders have previously approved our Amended and Restated 2000 Equity Incentive Plan and our 2006 Equity Incentive Plan. Except as listed in the table below, we do not have any equity based plans, including individual compensation arrangements, that have not been approved by our stockholders. The following table provides information as of December 29, 2007 with respect to shares of our common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,546,500		$3.14	124,500	(1)
Equity compensation plans not approved by security holders	518,000	(2)	$1.27	—

Total	4,064,500		$2.90	124,500

(1)
Subject to certain adjustments, beginning January 1, 2008, we currently are able to issue a maximum of 1,500,000 shares of common stock pursuant to awards granted under our 2006 Equity

  Incentive Plan. That maximum number will automatically increase on the first day of each calendar year by the lesser of (i) 500,000 shares and (ii) such smaller number of shares as may be determined by our board of directors prior to that date.

(2)
Consists of:

(i)
318,000 warrants to purchase shares of our common stock issued to non-employees for services rendered. As of December 29, 2007, all warrants were fully vested and exercisable.

(ii)
200,000 options to purchase shares of our common stock issued to our former chief financial officer in connection with her hiring. The options were to vest over a period of 4 years at an exercise price of $1.67 per share, and are exercisable up to 90 days subsequent to her termination of employment.

  See Note 14 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of the Report, for additional information on equity compensation plans.

Recent Sales of Unregistered Securities

        During the three months ended December 29, 2007, we did not sell any unregistered securities.

Item 6.    Selected Consolidated Financial Data

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes appearing elsewhere in this Report.

        The selected consolidated financial data set forth below are derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, and the consolidated balance sheet data as of December 29, 2007 and December 30, 2006, are derived from our audited consolidated financial statements included elsewhere in this Report. The consolidated statement of operations data for the years ended January 1, 2005 and December 27, 2003 and the consolidated balance sheet data as of December 31, 2005, January 1, 2005 and December 27, 2003 are derived from our audited consolidated financial statements not included in this Report. The historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005	December 27, 2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$100,060	$151,448	$79,856	$143,659	$100,375
Cost of sales(1)	91,261	129,181	73,892	133,503	86,107

Gross profit	8,799	22,267	5,964	10,156	14,268

Operating expenses:
Research and development(1)	4,748	3,315	2,961	3,770	11,759
Selling, general and administrative(1)	15,900	9,191	5,062	6,314	15,218

Total operating expenses	20,648	12,506	8,023	10,084	26,977

Operating income (loss)	(11,849)	9,761	(2,059)	72	(12,709)
Other income (expense), net	411	(1,849)	(1,200)	(1,386)	(879)

Income (loss) before provision (benefit) for income taxes	(11,438)	7,912	(3,259)	(1,314)	(13,588)
Provision (benefit) for income taxes	(4,025)	2,844	(912)	(340)	2,317

Net income (loss)	$(7,413)	$5,068	$(2,347)	$(974)	$(15,905)

Net income (loss) per common share:
Basic	$(0.38)	$0.43	$(0.22)	$(0.09)	$(1.62)
Diluted	$(0.38)	$0.34	$(0.22)	$(0.09)	$(1.62)
Weighted-average common shares outstanding:
Basic	19,674	11,705	10,673	10,671	9,831
Diluted	19,674	15,331	10,673	10,671	9,831

(1)
Amounts include stock-based compensation as follows:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005	December 27, 2003
	(in thousands)
Cost of sales	$171	$104	$56	$29	$69
Research and development	149	125	(52)	80	9,733
Selling, general and administrative	861	363	(65)	141	10,872

	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005	December 27, 2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,182	$30,975	$953	$759	$1,907
Investments in marketable securities	23,387	6,769	—	—	—
Total assets	60,356	87,694	25,842	22,110	22,404
Total debt(1)	6,250	21,501	13,921	9,379	3,464
Stockholders' equity	44,193	50,244	2,855	5,261	5,981

(1)
Amounts include outstanding revolving line of credit balance as of each respective date.

        Effective January 1, 2003, we changed our fiscal year from a calendar year to a 52/53-week fiscal year ending on the Saturday closest to December 31.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our audited consolidated financial statements and the related notes included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, estimates and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed in this Report under "Risk Factors".

Overview

        We design, manufacture and sell high performance memory subsystems for the server, high performance computing and communications markets. Our memory subsystems consist of dynamic random access memory integrated circuits, or DRAM ICs, NAND and other components assembled on a printed circuit board, or PCB. We engage with our original equipment manufacturer, or OEM, customers from the earliest stages of new product definition, which provides us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

        Due to their importance to overall system architecture and performance, our products must undergo lengthy qualification reviews by our OEM customers, which may last up to six months. In addition, in order to penetrate large OEMs, we have typically been required to demonstrate our ability to meet strict standards for quality, customer service and turnaround time by first supplying less complex products into a limited range of high volume applications. For example, the initial products we sold to IBM were used in mobile computing applications. The majority of our sales of subsequent products to IBM have been for high-end server applications, our primary market focus. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell, Hewlett Packard and IBM represented approximately 55%, 23% and 7%, respectively, of our net sales in fiscal 2007, and approximately 38%, 4% and 33%, respectively, of our net sales in fiscal 2006. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers, or EMSs, for incorporation into products manufactured exclusively for the OEM customer. These net sales to EMSs have historically fluctuated period by period as a portion of the total net sales to these OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 57% of net sales to Dell for fiscal 2007 and approximately 40% of net sales to Dell for fiscal 2006. Net sales to Kingston Technology Company, Inc., and to International Systems Technology Co. Ltd., both EMSs that purchase memory modules from us for incorporation into products manufactured exclusively for IBM, represented approximately 43% and 21%, respectively, of net sales to IBM for fiscal 2007 and approximately 57% and 22%, respectively, of net sales to IBM for fiscal 2006.

        For the year ended December 29, 2007, the market price for mainstream DRAM ICs decreased by approximately 85%. This decline has adversely affected the selling prices of many of our products and generally contributed to lower revenues, lower gross margin and reduced inventory value during this period. Should the decline in the DRAM IC market continue, it would result in lower net sales, lower gross margin and reduced inventory value in subsequent periods.

Key Business Metrics

        The following describes certain line items in our statements of operations that are important to management's assessment of our financial performance:

        Net Sales.    Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers' international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars. We also sell excess component inventory of DRAM ICs to distributors and other users of memory ICs. These sales accounted for approximately 2% and 8% of our net sales for fiscal 2007 and 2006, respectively. We expect that component inventory sales will continue to decrease as a percentage of net sales in future periods as we diversify our customer base and therefore are able to use components in a wider range of memory subsystems.

        Cost of Sales.    Our cost of sales includes the cost of materials, manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation and occupancy costs and other allocated fixed costs. The DRAM ICs and NAND incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs and NAND. We attempt to pass through such DRAM IC and NAND cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. To the extent we are successful, a large majority of our product cost is variable, and thus our cost of sales and gross margin percentages may not be significantly impacted by changes in sales volume. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs and NAND, which will affect gross margins. The gross margin on our sales of excess component DRAM IC and NAND inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, a decrease in DRAM IC and NAND inventory sales as a percentage of our overall sales would result in an improved overall gross margin. We assess the valuation of our inventories on a monthly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or net realizable value.

        Research and Development.    Research and development expense consists primarily of employee and independent contractor compensation and related costs, stock-based compensation, computer-aided design software licenses, reference design development costs, patent-related fees, depreciation or rental of evaluation equipment, and occupancy and other allocated overhead costs. Also included in research and development expense are the costs of material and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process. Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them. All research and development costs are expensed as incurred. To the extent that we continue efforts to develop additional proprietary technologies, we anticipate that research and development expenditures will increase.

        Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling efforts is directed at building relationships with OEMs and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. As we continue to service existing and penetrate new OEM customers, we anticipate that our sales and marketing expenses will increase. We also anticipate that our general and administrative expenses will increase as a percentage of net sales as we incur various accounting, legal and other professional expenses associated with our ongoing public company reporting obligations and compliance with the requirements of the Sarbanes-Oxley Act of 2002.

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

        Revenue Recognition.    We recognize revenues in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB No. 104. Under the provisions of SAB No. 104, we recognize revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

        We assess collectibility based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer's payment history. Most of our international shipments are made to third-party inventory warehouses, or hubs, and we recognize revenue when the inventory is pulled from the hub for use in production by the customer. We receive a report from the customer on a daily basis indicating the inventories pulled from a hub for use by the customer, and perform a daily reconciliation of inventories shipped to and pulled by the customer to those inventories reflected on the customer's reports to ensure that sales are recognized in the appropriate periods. We have historically had good visibility into our customers' requirements within each reporting period. However, if a customer does not pull our inventory from its hub in accordance with the schedule it originally provided to us, our predicted future revenues could vary from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventories that are physically located in hubs, our ability to effectively manage inventory levels may be impaired, causing our inventory turns to decrease, which would increase expenses associated with excess and obsolete inventories and negatively impact our cash flow.

        All amounts billed to customers related to shipping and handling are classified as net sales, while all costs incurred by us for shipping and handling are classified as cost of sales.

        Warranty Reserve.    We offer warranties on our memory subsystems generally ranging from one to three years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. Our estimates for warranty related costs are recorded at the time of sale based on historical and estimated future product return rates and expected repair or replacement costs. While such costs have historically been within our expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on us, requiring additional warranty reserves, and adversely affecting our gross profit and gross margins.

        Accounts Receivable.    We perform credit evaluations of our customers' financial condition and limit the amount of credit extended to our customers as deemed necessary, but generally require no collateral. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Generally, these credit losses have been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience credit loss rates similar to those we have experienced in the past.

        Our accounts receivable are highly concentrated among a small number of customers, and a significant change in the liquidity or financial position of one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results.

        Inventories.    We value our inventories at the lower of the actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next three to six months. In addition, we consider changes in the market value of DRAM ICs and NAND in determining the realizable value of our raw material inventory. Once established, any write-downs are considered permanent adjustments to the cost basis of our inventories. A significant decrease in demand for our products could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross profit at the time such inventories are sold. In addition, should the market value of DRAM ICs and NAND decrease significantly, we may be required to lower our selling prices to reflect the lower cost of our raw materials. If such price decreases reduce the realizable value of our inventories to less than our cost, we would be required to recognize additional expense in our cost of sales in the same period. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, technological developments or the market value of DRAM ICs and NAND could have a material effect on the value of our inventories and our reported operating results.

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

        We currently use the Black-Scholes option pricing model to estimate the fair value of stock-based awards. While this model meets the requirements of SFAS No. 123(R), the estimated fair values generated by it may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of our stock-based awards. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on our belief that we currently have limited historical data regarding the volatility of our stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on our history and expectation of dividend payouts. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

        Income Taxes.    We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we operate at a loss for an extended period of time or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period. Any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities, and our reported financial results. Additionally, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN 48, on December 31, 2006, the first day of fiscal 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 we may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

        The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

Results of Operations

        The following table sets forth our consolidated statements of operations as a percentage of net sales for the years indicated:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	100%	100%	100%
Cost of sales	91	85	93

Gross profit	9	15	7

Operating expenses:
Research and development	5	2	4
Selling, general and administrative	16	6	6

Total operating expenses	21	8	10

Operating income (loss)	(12)	6	(3)

Other income (expense):
Interest income (expense), net	—	(1)	(2)
Other income (expense), net	—	—	—

Total other income (expense), net	—	(1)	(2)
Income (loss) before provision (benefit) for income taxes	(11)	5	(4)
Provision (benefit) for income taxes	(4)	2	(1)

Net income (loss)	(7)%	3%	(3)%

Year Ended December 29, 2007 Compared to the Year Ended December 30, 2006

  Net Sales, Cost of Sales and Gross Profit

        The following table presents net sales, cost of sales and gross profit for the years ended December 29, 2007 and December 30, 2006 (in thousands, except percentages):

	Year Ended
	December 29, 2007	December 30, 2006	Decrease	% Change
Net sales	$100,060	$151,448	$(51,388)	(34)%
Cost of sales	91,261	129,181	(37,920)	(29)%

Gross profit	$8,799	$22,267	$(13,468)	(60)%

Gross margin	8.8%	14.7%	(5.9)%

        Net Sales.    Net sales for the year ended December 29, 2007 were adversely impacted by two primary factors. First, the significant decreases in DRAM IC market prices during the period, which was primarily driven by continued oversupply in the DRAM market, forced us to significantly reduce our selling prices on many of our products. Additionally, we experienced decreases in demand as falling market prices generally led to expectations of further price reductions, which caused certain customers to delay purchases from us.

        The decrease in net sales for the year ended December 29, 2007 as compared to the year ended December 30, 2006 resulted primarily from decreases of (i) $42.1 million in sales of our very low profile memory subsystems, (ii) $21.6 million in sales of Double Data Rate, or DDR and DDR2 memory subsystems and (iii) $23.0 million in sales of other memory products, primarily with respect to certain of our upgrade and distribution business customers that were affected by the the overall downward market in 2007. These decreases were partially offset by increases in net sales for 2007 as compared to 2006 of (i) $27.2 million in sales of laptop personal computer memory subsystems and (ii) $9.6 million in sales of memory subsystems used to control Redundant Arrays of Independent Disks, or RAIDs. The overall decreases in net sales are primarily attributable to the market-driven reductions in selling prices of our products and lower customer demand as described above, particularly on our high volume products with lower average selling prices as well as overall lower than expected demand from OEM products in which our products are incorporated, such as blade servers that use our very low profile memory subsystems.

        Should the market price declines for DRAM ICs continue, our overall revenues could be adversely impacted as we lower prices further on some products to meet market conditions.

        Sales of our component inventory to distributors and other users of memory ICs represented approximately 2% and 8% of net sales for the years ended December 29, 2007 and December 30, 2006, respectively. We expect that component inventory sales will decrease as a percentage of net sales in future periods as we diversify our customer base and therefore are able to use components in a wider range of memory subsystems.

        Gross Profit and Gross Margin.    Gross profit for the year ended December 29, 2007 as compared to the year ended December 30, 2006 decreased primarily due to the 34% decrease in net sales between the two years. The decrease in gross profit and gross margin for 2007 is also attributable to the significant decrease in the market price of DRAM ICs during 2007. This market decline significantly impacted the valuation of our inventories, whereby we incurred a loss in the year ended December 29, 2007 of approximately $5.3 million as a result of slow moving and lower-of-cost-or-market value inventory adjustments. Additionally, as a result of the overall decrease in demand that we experienced in 2007, along with the start-up costs to establish our new manufacturing facility in the People's Republic of China, or PRC, we incurred excess manufacturing capacity costs in 2007 of approximately $4.7 million. The declines in both gross profit and gross margin in 2007 were partially offset by certain shifts in product mix that provide for higher margins. To the extent that DRAM IC market prices continue to decline, or should our product sales mix move toward lower margin products such as laptop memory, our gross profit, gross margin and overall operating results could be adversely affected in future periods.

  Research and Development

        The following table presents research and development expenses for the years ended December 29, 2007 and December 30, 2006 (in thousands, except percentages):

	Year Ended
	December 29, 2007	December 30, 2006	Increase	% Change
Research and development	$4,748	$3,315	$1,433	43%

        The increase in research and development expense for the year ended December 29, 2007 as compared to the year ended December 30, 2006 resulted primarily from increases of (i) $0.5 million in personnel-related expenses as a result of an increase in the number of employees engaged in research and development activities since December 30, 2006, along with increased expenses related to changes to our employee insurance plan coverage premiums and matching contributions to our employee 401(k) plan, (ii) $0.2 million for certain engineering and design tools, product qualification and other related expenses along with $0.1 million in legal and professional services fees as we increased activities related to new and emerging markets during 2007, (iii) $0.3 million for impairment write-downs of certain long-lived assets used in the product development process as further discussed in Note 11 of Notes to Consolidated Financial Statements and (iv) $0.3 million in various allocated overhead expenses.

  Selling, General and Administrative

        The following table presents selling, general and administrative expenses for the years ended December 29, 2007 and December 30, 2006 (in thousands, except percentages):

	Year Ended
	December 29, 2007	December 30, 2006	Increase	% Change
Selling, general and administrative	$15,900	$9,191	$6,709	73%

        The increase in selling, general and administrative expenses for the year ended December 29, 2007 as compared to the year ended December 30, 2006 resulted primarily from increases of (i) $2.8 million in personnel-related expenses as a result of an increase in the number of employees engaged in selling, general and administrative activities since December 30, 2006, including recruitment and related expenses, along with increased expenses related to changes to our employee insurance plan coverage premiums and matching contributions to our employee 401(k) plan, (ii) $0.5 million in stock-based compensation expenses due to our increased headcount and additional stock-based awards granted during 2007, (iii) $1.2 million in various selling and promotion expenses primarily as a result of additional product qualification activities, travel and other costs incurred in connection with our efforts to begin operations at our facility in the PRC, (iv) $0.9 million in legal and professional services as a result of additional legal and other professional services primarily related to certain reporting and other obligations due to becoming a public company, along with costs for litigation-related matters as further discussed in Note 9 of Notes to Consolidated Financial Statements, (v) $0.4 million related primarily to certain facility lease relocation costs and a write-down of the carrying value of certain of our long-lived assets and (vi) $1.1 million in various allocated overhead expenses which include, but are not limited to, expenses for insurance, depreciation and rent. The increases in selling, general and administrative expenses are partially offset by decreases of (i) $0.3 million in bad debt expense and (ii) $0.1 million in commission-related expenses due to our lower overall net sales in 2007 as compared to 2006.

  Other Income (Expense), Net

        The following table presents other income (expense) for the years ended December 29, 2007 and December 30, 2006 (in thousands, except percentages):

	Year Ended
	December 29, 2007	December 30, 2006	Increase	% Change
Interest income (expense), net	$395	$(1,825)	$2,220	122%
Other income (expense), net	16	(24)	40	167%

Total other income (expense), net	$411	$(1,849)	$2,260	122%

        Net interest income for the year ended December 29, 2007 was comprised of interest income of approximately $1.7 million, partially offset by interest expense of approximately $1.3 million. The increase in net interest income during 2007 as compared to 2006 resulted primarily from (i) interest income earned on our cash equivalents and marketable securities balances, which is attributable to the proceeds from our IPO in December 2006 and (ii) a decrease in interest expense due to our lower outstanding line of credit and debt balances in 2007 as compared to 2006.

        Other income (expense), net, primarily includes gains and losses on foreign currency transactions in 2007 and losses on dispositions of property and equipment.

  Provision (Benefit) for Income Taxes

        The following table presents the provision (benefit) for income taxes for the years ended December 29, 2007 and December 30, 2006 (in thousands, except percentages):

	Year Ended
	December 29, 2007	December 30, 2006	Decrease	% Change
Provision (benefit) for income taxes	$(4,025)	$2,844	$(6,869)	(242)%

        The federal statutory rate was 35% for fiscal 2007 and 2006. We recorded a benefit for income taxes due to a pre-tax loss for the year ended December 29, 2007 as compared to a provision for income taxes for the year ended December 30, 2006. The differences between our effective tax rates and the federal statutory rate primarily relates to the benefit of lower federal tax brackets, state taxes and foreign losses recorded without tax benefits in fiscal 2007 and the benefit of lower federal tax brackets and state taxes in fiscal 2006.

        We use the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future income, tax planning strategies, and recent financial performance including carryback opportunities to the extent available. As a result of recent cumulative taxable income, a federal carryback opportunity, and projections of income in the near future, we have concluded that no valuation allowance should be recorded as of the end of 2007.

        As a result of our adoption of FIN 48 in fiscal 2007, we recorded an increase in the net liability for unrecognized tax positions of approximately $0.2 million, which was recorded as an adjustment to the beginning balance of accumulated deficit as of December 31, 2006.

        Included in the unrecognized tax benefits at December 29, 2007 was approximately $0.6 million of tax positions that, if recognized, would affect our annual effective tax rate. Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. At December 29, 2007, we had approximately $75,000 accrued for interest and $0 accrued for penalties. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

        In future periods, we will begin to operate under tax holidays in the PRC, which are effective from January 2008 through December 2012.

Year Ended December 30, 2006 Compared to the Year Ended December 31, 2005

  Net Sales, Cost of Sales and Gross Profit

        The following table presents net sales, cost of sales and gross profit for the years ended December 30, 2006 and December 31, 2005 (in thousands, except percentages):

	Year Ended
	December 30, 2006	December 31, 2005	Increase	% Change
Net sales	$151,448	$79,856	$71,592	90%
Cost of sales	129,181	73,892	55,289	75%

Gross profit	$22,267	$5,964	$16,303	273%

Gross margin	14.7%	7.5%	7.2%

        Net Sales.    Approximately $32.7 million of the increase in net sales for the year ended December 30, 2006 as compared to the year ended December 31, 2005 was attributable to higher unit sales of our very low profile memory subsystems. In addition, DDR2 server memory subsystem sales increased by $28.0 million and DDR subsystem sales decreased by $8.1 million due to customers transitioning to DDR2 architectures. Sales of memory subsystems used to control RAIDs commenced late in the second quarter of fiscal 2006 and contributed $22.4 million to the increase in revenues. Finally, sales of laptop and desktop personal computer, or PC, memory subsystems decreased $3.5 million as we focused on sales of higher margin server memory subsystems.

        Sales of our component inventory to distributors and other users of memory ICs represented 8% and 24% of net sales for the years ended December 30, 2006 and December 31, 2005, respectively. Such sales decreased primarily as a result of our efforts to diversify our customer base which has resulted in our ability to use components in a wider range of memory subsystems.

        Gross Profit and Gross Margin.    The increase in both gross profit and gross margin for the year ended December 30, 2006 as compared to the year ended December 31, 2005 is primarily attributable to increased sales of our very low profile memory subsystems and memory subsystems to control RAIDs, which generate higher margins due to their innovative design, as well as lower margin products becoming a smaller portion of our overall product sales mix.

  Research and Development

        The following table presents research and development expenses for the years ended December 30, 2006 and December 31, 2005 (in thousands, except percentages):

	Year Ended
	December 30, 2006	December 31, 2005	Increase	% Change
Research and development	$3,315	$2,961	$354	12%

        The increase in research and development expense for the year ended December 30, 2006 as compared to the year ended December 31, 2005 is related primarily to increases of (i) $0.4 million in personnel-related expenses as a result of an increase in personnel, salaries and bonuses in fiscal 2006 and (ii) $0.2 million in stock-based compensation expense. These increases were partially offset by decreases of (i) $0.1 million in depreciation expense and (ii) $0.1 million in outside services and professional fees.

  Selling, General and Administrative

        The following table presents selling, general and administrative expenses for the years ended December 30, 2006 and December 31, 2005 (in thousands, except percentages):

	Year Ended
	December 30, 2006	December 31, 2005	Increase	% Change
Selling, general and administrative	$9,191	$5,062	$4,129	82%

        The increase in selling, general and administrative expense for the year ended December 30, 2006 as compared to the year ended December 31, 2005 is primarily attributable to increases of (i) $2.8 million as a result of higher sales commissions related to increased net sales, increased salaries and bonuses and related costs due to an increase in personnel and higher costs related to qualification of new products at customers, (ii) $0.4 million due to increased stock-based compensation expense and (iii) $0.4 million for a provision for bad debt related to a single distribution customer.

  Other Expense, Net

        The following table presents other income (expense) for the years ended December 30, 2006 and December 31, 2005 (in thousands, except percentages):

	Year Ended
	December 30, 2006	December 31, 2005	Increase (Decrease)	% Change
Interest expense, net	$(1,825)	$(1,221)	$604	49%
Other income (expense), net	$(24)	$21	(45)	(214)%

Total other expense, net	$(1,849)	$(1,200)	$559	47%

        Other expense, net, increased for the year ended December 30, 2006 as compared to the year ended December 31, 2005 primarily due to higher interest expense related to increased borrowings under our revolving line of credit and convertible notes payable.

  Provision (Benefit) for Income Taxes

        The following table presents the provision (benefit) for income taxes for the years ended December 30, 2006 and December 31, 2005 (in thousands, except percentages):

	Year Ended
	December 30, 2006	December 31, 2005	Increase	% Change
Provision (benefit) for income taxes	$2,844	$(912)	$3,756	412%

        We recorded a provision for income taxes for the year ended December 30, 2006 as compared to an income tax benefit in the year ended December 31, 2005 due to our attaining profitability in fiscal 2006.

Selected Quarterly Financial Information

        The following table presents our unaudited quarterly statements of operations for each of the eight quarters in the two-year period ended December 29, 2007. You should read the following table in conjunction with our audited consolidated financial statements and related notes contained elsewhere in this Report. We have prepared the underlying unaudited financial statements on the same basis as our audited consolidated financial statements included in this Report, which include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended
	December 29, 2007	September 29, 2007	June 30, 2007	March 31, 2007	December 30, 2006	September 30, 2006	July 1, 2006	April 1, 2006
	(in thousands, except shares and per share data)
Net sales	$22,517	$27,194	$12,811	$37,538	$42,009	$43,505	$39,914	$26,020
Cost of sales	17,411	23,027	18,734	32,089	35,210	36,524	33,981	23,466

Gross profit (loss)	5,106	4,167	(5,923)	5,449	6,799	6,981	5,933	2,554

Operating expenses:
Research and development	947	1,256	1,478	1,067	927	874	848	666
Selling, general and administrative	4,311	4,040	3,845	3,704	2,697	2,583	2,108	1,803

Total operating expenses	5,258	5,296	5,323	4,771	3,624	3,457	2,956	2,469

Operating income (loss)	(152)	(1,129)	(11,246)	678	3,175	3,524	2,977	85
Other income (expense), net:	183	109	166	(47)	(253)	(652)	(534)	(410)

Income (loss) before provision (benefit) for income taxes	31	(1,020)	(11,080)	631	2,922	2,872	2,443	(325)
Provision (benefit) for income taxes	202	(363)	(3,864)	—	948	1,084	895	(83)

Net income (loss)	$(171)	$(657)	$(7,216)	$631	$1,974	$1,788	$1,548	$(242)

Net income (loss) per common share:
Basic	$(0.01)	$(0.03)	$(0.37)	$0.03	$0.14	$0.16	$0.14	$(0.02)
Diluted	$(0.01)	$(0.03)	$(0.37)	$0.03	$0.12	$0.12	$0.10	$(0.02)
Weighted-average common shares outstanding:
Basic	19,730	19,689	19,653	19,624	13,616	11,235	11,223	10,753
Diluted	19,730	19,689	19,653	21,425	16,793	15,401	15,681	10,753

        Historically, our quarterly operating results have fluctuated significantly. These fluctuations are primarily attributable to the cyclical nature of the industry in which we operate, including changes in revenue related to additions of new customers, the ramp up of new products, products reaching the end of their life cycles, customers' technology transitions, and other similar reasons. As a result, we believe that the period-to-period comparisons of our net sales and operating results are not necessarily meaningful measures of future operating performance and should not be relied upon as indications of that future performance. We expect that our future operating results will fluctuate from quarter-to-quarter and year-to-year, which may make it difficult to predict our future performance and could cause our stock price to fluctuate and decline.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit under our bank credit facility, capitalized lease obligations, financing of receivables and from the sale and leaseback of our domestic manufacturing facility.

  Working Capital and Cash and Marketable Securities

        The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	December 29, 2007	December 30, 2006
Working Capital	$27,387	$45,584

Cash and cash equivalents(1)	$7,182	$30,975
Short-term marketable securities(1)	15,573	5,267
Long-term marketable securities	7,814	1,502

	$30,569	$37,744

    (1)
    Included in working capital

        Our working capital decreased in the year ended December 29, 2007 primarily as a result of (i) additional net purchases of long-term investments in marketable securities of approximately $6.3 million, (ii) purchases of equipment and leasehold improvements of approximately $6.3 million and (iii) decreases in certain current operating assets and liabilities, primarily due to the overall decline in net sales during the year.

  Cash Provided and Used in the Years Ended December 29, 2007 and December 30, 2006

        The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 29, 2007	December 30, 2006
Net cash provided by (used in):
Operating activities	$14,076	$(9,785)
Investing activities	(22,922)	(9,028)
Financing activities	(14,947)	48,835

Net increase (decrease) in cash and cash equivalents	$(23,793)	$30,022

        Operating Activities.    Net cash provided by operating activities for the year ended December 29, 2007 was primarily the result of (i) approximately $5.7 million in net non-cash operating expenses, mainly comprised of inventory adjustments, depreciation and amortization, stock-based compensation, impairment of long-lived assets and deferred income taxes and (ii) approximately $15.8 million in net cash provided by changes in operating assets and liabilities, partially offset by a net loss of approximately $7.4 million.

        Accounts receivable decreased approximately $11.7 million during fiscal 2007 primarily as a result of the overall decline in our net sales during the year. During 2007, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

        Inventories decreased approximately $16.1 million during fiscal 2007 primarily as a result of (i) the overall decline in our net sales during the year, (ii) sales of inventories on hand during the current year to our customers, which generated net cash proceeds of approximately $10.8 million in 2007 and (iii) a loss of approximately $5.3 million due to slow moving and lower-of-cost-or-market value inventory adjustments. In the future, our inventory levels will continue to be determined based on, among other factors, the level of customer orders received and overall demand as well as the stage at which our products are in their respective life cycles and competitive situations in the marketplace. We make efforts to balance such considerations against the risk of obsolescence or potentially excess inventory levels.

        Accounts payable decreased approximately $5.0 million during fiscal 2007 primarily as a result of an overall decline in materials purchasing levels during the year given our decline in net sales. Cash payments primarily for the purchase of manufacturing materials and related goods for resale to our customers used net operating cash of approximately $5.1 million during 2007.

        Net cash used in operating activities for the year ended December 30, 2006 was primarily the result of approximately $16.4 million in net cash used by changes in operating assets and liabilities, partially offset by net income of approximately $5.1 million and net non-cash operating expenses of approximately $1.6 million, primarily comprising depreciation and amortization and stock-based compensation. As compared to fiscal 2005, the overall change in cash used in operating activities in 2006 was primarily due to an increase in cash flow related to net income of $5.1 million offset by (i) a decrease in cash flow related to accounts receivable of $6.2 million due to a higher proportion of net sales being generated by customers with longer payment terms, (ii) a decrease in cash flow related to net inventories of $13.2 million as we increased inventory levels to support higher sales volumes and (iii) an increase in cash flow related to accounts payable of $4.1 million as we trade financed our inventory increase and other operating expenses. In addition, cash flow related to income taxes payable increased $0.6 million as we attained profitability in the first half of 2006 and started to accumulate an income tax liability that was paid later in 2006.

        Investing Activities.    Net cash used in investing activities for the year ended December 29, 2007 was primarily the result of purchases of additional investments in marketable securities of approximately $63.3 million, partially offset by proceeds received from maturities and sales of certain investments in marketable securities of approximately $46.6 million. In 2007 we continued to invest the majority of the proceeds from our initial public offering, or IPO, in various marketable securities investments in connection with our efforts to both preserve capital as well as achieve competitive returns on our investments. We also used approximately $6.3 million in cash primarily to purchase equipment and leasehold improvements related to our new facilities in the PRC and in Irvine, California.

        Net cash used in investing activities for the year ended December 30, 2006 was primarily the result of (i) purchases of investments in marketable securities of approximately $6.8 million as a result of investing a portion of the proceeds from our IPO and (ii) purchases of manufacturing equipment of approximately $2.5 in order to support increased sales in fiscal 2006 as compared to fiscal 2005.

        Financing Activities.    Net cash used in financing activities for the year ended December 29, 2007 was primarily the result of net repayments on our outstanding revolving line of credit of approximately $14.4 million, along with net repayments on our long term debt of approximately $1.0 million. These repayments were slightly offset by approximately $0.3 million in cash provided through the exercise of stock options during 2007.

        Net cash provided by financing activities for the year ended December 30, 2006 was primarily the result of (i) approximately $39.5 million received as a result of the sale of common stock in our IPO, net of underwriters' discounts and offering expenses of approximately $4.2 million and

(ii) approximately $9.8 million in net borrowings of our revolving line of credit used to assist in financing our working capital needs as a result of significant growth in 2006 as compared to 2005.

  Capital Resources

        In August 2006, we amended our credit agreement with our bank. The credit agreement, as amended, provides for a revolving line of credit with maximum borrowings of $25 million, a term loan of $2 million, and an equipment financing line of credit with maximum borrowings of $2 million. Prior to August 2006, the credit agreement provided for a revolving line of credit of $15 million and no term loan or equipment line of credit. In August 2006, we used approximately $1 million of the proceeds from the term loan to repay convertible debt of $950,000 plus accrued interest that had become due.The interest rate under the term loan was less than that of the convertible debt repaid.

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

        Under the revolving line of credit, we may borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by our bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $7 million. Interest is payable monthly at the prime rate of 7.25% as of December 29, 2007. Outstanding borrowings under the revolving line of credit were approximately $4.9 million and $19.2 million as of December 29, 2007 and December 30, 2006, respectively. Borrowing availability as of December 29, 2007 was approximately $6.4 million.

        Under the equipment financing line of credit, we may borrow up to 80% of the cost of equipment purchases up to a maximum of $3 million. Interest on equipment line of credit advances was payable at the prime rate plus 0.5% prior to our initial public offering in December 2006 and was reduced to the prime rate thereafter. Principal is due monthly through the maturity date of the credit agreement in July 2009, when all unpaid principal and interest is due. Outstanding borrowings under the equipment line of credit were approximately $0.9 million and $1.1 million at December 29, 2007 and December 30, 2006, respectively.

        Any borrowings under the revolving and equipment lines of credit are collateralized by a general first priority lien against all of our assets, both tangible and intangible.

        We have in the past utilized equipment leasing arrangements to finance capital expenditures. Equipment leases will continue to be a financing alternative that we may pursue in the future.

        We believe our existing cash balances, our borrowing availability under our bank credit facility, and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. We could be required, or may choose, to seek additional funding through public or private equity or debt financings. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. These additional funds may not be available on terms acceptable to us, or at all.

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

Contractual Obligations

        The following table summarizes our principal obligations and commitments, excluding periodic interest payments, as of December 29, 2007 (in thousands):

	Within One Year	1-3 Years	4-5 Years	After 5 Years	Total
Scheduled payments under contractual obligations:
Long-term debt	$454	492	—	—	$946
Capital lease obligations	287	145	—	—	432
Operating leases	743	1,949	20	—	2,712
Purchase commitments	524	354	—	—	878

Total	2,008	2,940	20	—	4,968
Potential cash requirements under existing commitments:
Letters of credit	500	—	—	—	500

Total	$2,508	$2,940	$20	$—	$5,468

        For purposes of the table above, obligations for purchase commitments are defined as agreements that represent a firm commitment and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our vendors within a relatively short time horizon. We have additional purchase orders (not included in the table above) that represent authorizations to purchase for which we generally have a contractual right to increase or decrease quantities as needed. We do not have significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceed our expected requirements.

        We believe that funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse impact on our liquidity position.

New Accounting Pronouncements

        In June 2007 the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF No. 07-3. EITF No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under all lines under the facility are variable rate borrowings, generally at prime. Assuming that all lines under the facility are fully available and drawn and holding other variables constant, each 1.0% increase in interest rates on our variable rate borrowings will result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $0.4 million per year. To date, we have not used derivative instruments to hedge the interest rate risk related to our credit facility.

        We have invested most of the proceeds of our initial public offering in securities which may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and investments in a variety of marketable securities, which meet high quality credit standards, as specified in our investment policy, and include commercial paper, money market funds, government and non-government debt securities and auction rate securities. Our investment policy guidelines generally limit the amount of credit exposure to any one issue, issuer or type of instrument. We currently do not use derivative financial instruments.

        Our cash equivalents and investments in marketable securities are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, and are therefore stated at fair value. Differences between fair value and amortized cost are recorded as unrealized gains and losses and are reported, net of taxes, as a component of accumulated other comprehensive income (loss). The fair value of our investments in marketable securities fluctuates based on changes in market conditions and interest rates; however, given the general short-term maturities of our investments, we do not believe these instruments are subject to significant market or interest rate risk.

        Due to disruptions of, and the resulting reduced liquidity in certain financial markets in 2007, two of our AAA rated auction rate securities with a total purchased cost of approximately $2.0 million experienced failed auctions during the fourth quarter of 2007. Due to the failed auctions, we were unable to sell the securities at their respective costs, resulting in a decrease in fair value which has been recorded as a component of accumulated other comprehensive loss in accordance with SFAS No. 115. These investments have been classified as long-term investments in marketable securities in our consolidated balance sheet as of December 29, 2007. As of February 23, 2008, the unrealized loss on these two investments was approximately $141,000. We have concluded that the unrealized losses on these two investments are temporary because (i) we believe that the decline in market value that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we have the intent and ability to hold these investments until a recovery in market value occurs. The fair value of these securities could change significantly in the future and we may be required to record other-than-temporay impairment charges or additional unrealized losses in future periods.

        Unrealized losses on certain of our other investments as of the end of 2007 were due primarily to changes in interest rates. We have determined that the unrealized losses on all of our investments in marketable securities at December 29, 2007 are temporary in nature. We review our investments to evaluate indications of possible impairment. Factors considered in determining whether impairments are other than temporary include the length of time and extent to which fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the investee and our intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.

        Fixed rate securities may have their market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

        The carrying value, maturity and estimated fair value of our cash equivalents and investments in marketable securities as of December 29, 2007 were as follows (in thousands, except interest rates):

		Maturity
	Carrying Value December 29, 2007	Within One Year after December 29, 2007	Greater Than One Year After December 29, 2007	Fair Value December 29, 2007
Investments
Cash equivalents	$6,895	$6,895	$—	$6,895
Weighted average interest rate	4.91%	4.91%	—%
Marketable securities	$23,387	$15,573	$7,814	$23,387
Weighted average interest rate	5.68%	5.88%	5.13%

  Exchange Rate Risk

        We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to our customers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. As a result of our foreign operations, we have certain costs, assets and liabilities that are denominated in foreign currencies, and therefore, decreases in the value of the U.S. dollar could result in increases in our manufacturing costs that could have a material adverse effect on our business, financial condition and results of operations. To date, we have not used derivative instruments to manage risks related to foreign currency exchange rate fluctuations.

Item 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        In 2006 we appointed KMJ Corbin & Company LLP as our new independent registered public accounting firm to conduct the audit of our financial statements beginning as of and for the year ended December 31, 2005, with quarterly reviews of our financial statements beginning as of and for the quarter ended April 1, 2006. The decision to engage KMJ Corbin & Company LLP was recommended by management and approved by the Audit Committee of the Board of Directors.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

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

Item 10.    Directors, Executive Officers and Corporate Governance

        We incorporate by reference herein the sections entitled "Election Of Directors," "Board Of Directors; Audit Committee Financial Expert" And "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

        We have adopted a "Code of Business Conduct and Ethics" that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.netlist.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable Securities and Exchange Act rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" and "Directors' Compensation" in our Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the section entitled "Auditors, Audit Fees and Auditor Independence" in our Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1)	All financial statements filed as part of this report.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Statements of Stockholders' Equity	F-5
	Consolidated Statements of Cash Flows	F-6
(a)(2)	All financial statement schedules filed as part of this report.
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
	Schedule II—Consolidated Valuation and Qualifying Accounts	S-2

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
10.1(2)
Amended and Restated Credit and Security Agreement, dated as of December 27, 2003, among Netlist, Inc., Netlist Technology Texas, L.P. ("Netlist Texas"), and Wells Fargo Business Credit, Inc. ("Wells Fargo").
10.2(2)	First Amendment to Amended and Restated Credit and Security Agreement, dated as of June 30, 2004, among Netlist, Inc., Netlist Texas and Wells Fargo.
10.3(2)	Second Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of December 20, 2005, among Netlist, Inc., Netlist Texas and Wells Fargo.
10.4(2)	Third Amendment to Amended and Restated Credit and Security Agreement, dated as of February 14, 2006, among Netlist, Inc., Netlist Texas and Wells Fargo.
10.5(2)	Fourth Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults, dated as of April 18, 2006, among Netlist, Inc., Netlist Texas and Wells Fargo.
10.6(2)	Fifth Amendment to Amended and Restated Credit and Security Agreement, dated as of July 28, 2006, among Netlist, Inc., Netlist Texas and Wells Fargo.
10.7(1)#	Amended and Restated 2000 Equity Incentive Plan of Netlist, Inc.
10.8(2)#	Letter agreement regarding employment, dated January 11, 2006, between Netlist, Inc. and Lee Kim.
10.9(2)	Full-time Permanent Engagement Resources Agreement, dated as of January 10, 2006, between Netlist, Inc. and Tatum, LLC.

10.10(3)	Master Sales and Supply Agreement, dated as of January 1, 2004, between Netlist, Inc. and Netlist Texas.
10.11(2)	Management Fee Agreement, dated as of January 1, 2004, between Netlist, Inc. and Netlist Texas.
10.12(2)	Form of Indemnity Agreement for officers and directors.
10.13(3)#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong.
10.14(3)#	Form of Performance Incentive Agreement entered into by Netlist, Inc. with each of Christopher Lopes, Jayesh Bhakta and Paik Ki Hong in August 2006.
10.15(3)#	Form of Amendment to Performance Incentive Agreement entered into by Netlist, Inc. with each of Christopher Lopes, Jayesh Bhakta and Paik Ki Hong in September 2006.
10.16(1)#	2006 Equity Incentive Plan of Netlist, Inc.
10.17(1)	Note Purchase Agreement, dated October 3, 2005, between Netlist, Inc. and Serim Paper Manufacturing Co., Ltd. ("Serim Paper").
10.18(1)	7.5% Promissory Note, dated October 3, 2005, issued by Netlist, Inc. to Serim Paper.
10.19(1)	Note Purchase Agreement, dated February 12, 2006, between Netlist, Inc. and Serim Paper.
10.20(1)	6.5% Promissory Note, dated February 12, 2006, issued by Netlist, Inc. to Serim Paper.
10.21(4)	Sixth Amendment to Amended and Restated Credit and Security Agreement, dated as of December 29, 2006.
10.22(5)	Lease (Multi-Tenant; Net), dated April 2, 2007, by and between The Irvine Company LLC, a Delaware limited liability company, and Netlist, Inc., a Delaware corporation.
10.23(5)
Seventh Amendment to Amended and Restated Credit and Security Agreement, dated effective as of March 21, 2007, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.
10.24(6)
Eighth Amendment to Amended and Restated Credit and Security Agreement, dated effective as of June 29, 2007, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.
10.25(7)	Offer Letter to Nita Moritz dated August 16, 2007
10.26(8)#	Stock Option Agreement dated September 17, 2007 for options to purchase 200,000 shares of the Registrant's common stock awarded to Nita J. Moritz
14.1(1)	Code of Business Conduct and Ethics.
21.1(9)	Subsidiaries of Netlist, Inc.
23.1(9)	Consent of KMJ Corbin & Company LLP.
24.1	Power of Attorney (included on the signature page in this Part IV of this report).
31.1(9)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2(9)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32(9)	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

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

  (4)
  Incorporated by reference to the corresponding exhibit number of the annual report on Form 10-K of the registrant filed with the Securities and Exchange Commission on February 28, 2007.

  (5)
  Incorporated by reference to exhibit numbers 10.1 and 10.2 of the current report on Form 8-K of the registrant filed with the Securities and Exchange Commission on April 6, 2007.

  (6)
  Incorporated by reference to exhibit numbers 10.1 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on August 14, 2007.

  (7)
  Incorporated by reference to the corresponding exhibit number of the current report on Form 8-K of the registrant filed with the Securities and Exchange Commission on September 18, 2007.

  (8)
  Incorporated by reference to exhibit number 4.3 of the registration statement on Form S-8 of the registrant (No. 333-146192) filed with the Securities and Exchange Commission on September 20, 2007.

  (9)
  Filed herewith

  #
  Management contract or compensatory plan or arrangement.

(b)	Exhibits
See subsection (a)(3) above.
(c)	Financial Statement Schedules
See subsections (a)(1) and (2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on this 29th day of February, 2008.

NETLIST, INC.
By:	/s/ Chun K. Hong Chun K. Hong President, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Chun K. Hong and Gail Itow, jointly and severally, each in his or her own capacity, his/her true and lawful attorneys-in-fact, with full power of substitution, for him/her and his/her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such said attorneys-in-fact and agents with full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chun K. Hong Chun K. Hong	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 29, 2008
/s/ Gail Itow Gail Itow	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008
/s/ Nam Ki Hong Nam Ki Hong	Director	February 29, 2008
/s/ Thomas F. Lagatta Thomas F. Lagatta	Director	February 29, 2008
/s/ Alan H. Portnoy Alan H. Portnoy	Director	February 29, 2008
/s/ David M. Rickey David M. Rickey	Director	February 29, 2008
/s/ Preston Romm Preston Romm	Director	February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Netlist, Inc.

We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the "Company") as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide for a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netlist, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, on December 31, 2006, the Company changed its method of accounting for income tax uncertainties in accordance with guidance provided in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109, and effective January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  KMJ CORBIN & COMPANY LLP
Irvine, California
February 27, 2008

NETLIST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value)

	December 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,182	$30,975
Investments in marketable securities	15,573	5,267
Accounts receivable, net of allowance for doubtful accounts of $89 (2007) and $62 (2006)	12,034	23,703
Inventories	3,333	19,473
Income taxes receivable	708	—
Deferred taxes	3,464	1,054
Prepaid expenses and other current assets	392	988

Total current assets	42,686	81,460
Property and equipment, net	8,191	3,830
Deferred taxes	1,065	576
Long-term investments in marketable securities	7,814	1,502
Other assets	600	326

Total assets	$60,356	$87,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,697	$11,680
Revolving line of credit	4,872	19,238
Current portion of long-term debt	740	1,033
Current portion of deferred gain on sale and leaseback transaction	118	118
Income taxes payable	—	552
Accrued expenses and other current liabilities	2,872	3,255

Total current liabilities	15,299	35,876
Long-term debt, net of current portion	638	1,230
Deferred gain on sale and leaseback transaction, net of current portion	226	344

Total liabilities	16,163	37,450
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value—90,000 shares authorized; 19,758 (2007) and 19,544 (2006) shares issued and outstanding	20	20
Additional paid-in capital	68,109	66,557
Note receivable from stockholder	—	(1)
Accumulated deficit	(23,899)	(16,332)
Accumulated other comprehensive income (loss)	(37)	—

Total stockholders' equity	44,193	50,244

Total liabilities and stockholders' equity	$60,356	$87,694

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value)

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$100,060	$151,448	$79,856
Cost of sales(1)	91,261	129,181	73,892

Gross profit	8,799	22,267	5,964

Operating expenses:
Research and development(1)	4,748	3,315	2,961
Selling, general and administrative(1)	15,900	9,191	5,062

Total operating expenses	20,648	12,506	8,023

Operating income (loss)	(11,849)	9,761	(2,059)

Other income (expense):
Interest income (expense), net	395	(1,825)	(1,221)
Other income (expense), net	16	(24)	21

Total other income (expense), net	411	(1,849)	(1,200)

Income (loss) before provision (benefit) for income taxes	(11,438)	7,912	(3,259)
Provision (benefit) for income taxes	(4,025)	2,844	(912)

Net income (loss)	$(7,413)	$5,068	$(2,347)

Net income (loss) per common share:
Basic	$(0.38)	$0.43	$(0.22)
Diluted	(0.38)	0.34	(0.22)
Weighted-average common shares outstanding:
Basic	19,674	11,705	10,673
Diluted	19,674	15,331	10,673

(1)
Amounts include stock-based compensation expense as follows:

Cost of sales	$171	$104	$56
Research and development	149	125	(52)
Selling, general and administrative	861	363	(65)

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(in thousands)

	Series A Preferred Stock
			Common Stock			Notes Receivable From Stockholders			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Deferred Stock-Based Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2005	1,000	$2,000	10,672	$11	$23,325	$(22)	$(1,000)	$(19,053)	$—	$5,261
Issuance of stock options to nonemployees	—	—	—	—	6	—	(6)	—	—	—
Forfeiture of stock options and warrants	—	—	—	—	(730)	—	454	—	—	(276)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	215	—	—	215
Exercise of stock options	—	—	1	—	3	—	—	—	—	3
Interest from stockholder note receivable	—	—	—	—	—	(1)	—	—	—	(1)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(2,347)	—	(2,347)

Balance, December 31, 2005	1,000	2,000	10,673	11	22,604	(23)	(337)	(21,400)	—	2,855
Reclassification of deferred stock-based compensation upon adoption of SFAS No. 123R	—	—	—	—	(337)	—	337	—	—	—
Estimated relative fair value of beneficial conversion feature on convertible note payable	—	—	—	—	50	—	—	—	—	50
Stock-based compensation	—	—	—	—	592	—	—	—	—	592
Interest from stockholder notes receivable	—	—	—	—	—	(1)	—	—	—	(1)
Payment on stockholder notes receivable	—	—	—	—	—	23	—	—	—	23
Exercise of warrants	—	—	550	—	110	—	—	—	—	110
Issuance of common stock in connection with conversion of note payable and accrued interest	—	—	21	—	53	—	—	—	—	53
Tax benefit from exercise of warrants	—	—	—	—	203	—	—	—	—	203
Issuance of common stock in an intial public offering (net of underwirters' discounts and offering expenses)	—	—	6,250	6	39,535	—	—	—	—	39,541
Coversion of preferred stock	(1,000)	(2,000)	1,000	1	1,999	—	—	—	—	—
Coversion of debt at intial public offering	—	—	1,050	2	1,748	—	—	—	—	1,750
Net income and comprenhensive income	—	—	—	—	—	—	—	5,068	—	5,068

Balance, December 30, 2006	—	—	19,544	20	66,557	(1)	—	(16,332)	—	50,244
Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48	—	—	—	—	—	—	—	(154)	—	(154)
Stock-based compensation	—	—	—	—	1,181	—	—	—	—	1,181
Payment on stockholder notes receivable	—	—	—	—	—	1	—	—	—	1
Exercise of stock options	—	—	191	—	310	—	—	—	—	310
Exercise of warrants	—	—	23	—	—	—	—	—	—	—
Tax benefit from stock option exercises	—	—	—	—	61	—	—	—	—	61
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	—	—	(37)	(37)
Net loss	—	—	—	—	—	—	—	(7,413)	—	(7,413)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(7,450)

Balance, December 29, 2007	—	$—	19,758	$20	$68,109	$—	$—	$(23,899)	$(37)	$44,193

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows from operating activities:
Net income (loss)	$(7,413)	$5,068	$(2,347)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,510	972	1,031
Amortization of deferred gain on sale and leaseback transaction	(118)	(118)	—
Deferred income taxes	(2,899)	31	(682)
Impairment of long-lived assets	502	—	—
Loss (gain) on disposal of assets	68	30	(11)
Loss on inventory adjustments	5,328	—	—
Facility relocation charge	134	—	—
Stock-based compensation	1,181	592	(61)
Interest on notes receivable from stockholders	—	(1)	(1)
Amortization of debt discount	—	50	—
Changes in operating assets and liabilities:
Accounts receivable	11,669	(10,563)	(4,327)
Inventories	10,812	(12,657)	526
Income taxes receivable	(708)	259	234
Prepaid expenses and other current assets	596	(268)	99
Other assets	(274)	(184)	(85)
Accounts payable	(5,089)	5,035	921
Income taxes payable	(706)	552	—
Accrued expenses and other current liabilities	(517)	1,417	95

Net cash provided by (used in) operating activities	14,076	(9,785)	(4,608)

Cash flows from investing activities:
Acquisition of property and equipment	(6,268)	(2,500)	(484)
Proceeds from sale of equipment	—	218	19
Repayment of note receivable from stockholder	1	23	—
Purchase of investments in marketable securities	(63,253)	(6,769)	—
Proceeds from maturities of marketable securities	44,299	—	—
Proceeds from sales of marketable securities	2,299	—	—
Proceeds from sale and leaseback of facility	—	—	1,797

Net cash provided by (used in) investing activities	(22,922)	(9,028)	1,332

Cash flows from financing activities:
Borrowings on lines of credit	114,195	159,680	82,015
Payments on lines of credit	(128,561)	(149,905)	(77,995)
Borrowings from debt	290	3,073	—
Payments on debt	(1,242)	(2,917)	(1,553)
Proceeds from convertible notes payable	—	—	1,000
Repayment of convertible notes payable	—	(950)	—
Proceeds from exercise of stock options and warrants	310	110	3
Excess tax benefit from exercise of stock options and warrants	61	203	—
Proceeds from initial public offering, net of offering costs	—	39,541	—

Net cash provided by (used in) financing activities	(14,947)	48,835	3,470

Net increase (decrease) in cash and cash equivalents	(23,793)	30,022	194
Cash and cash equivalents, beginning of year	30,975	953	759

Cash and cash equivalents, end of year	$7,182	$30,975	$953

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,359	$2,010	$1,169

Income taxes	$227	$1,804	$2

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment through capitalized lease obligations	$67	$113	$837

Purchase of equipment not paid for at the end of the year	$123	$—	$—

Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48	$154	$—	$—

Purchase of insurance policies through notes payable	$—	$286	$238

Deferred gain on sale and leaseback of facility	$—	$—	$580

Estimated relative fair value of beneficial conversion feature on convertible note payable	$—	$50	$—

Issuance of common stock in connection with conversion of note payable and accrued interest	$—	$53	$—

Preferred stock conversion	$—	$2,000	$—

Conversion of notes payable into common stock	$—	$1,750	$—

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2007

NOTE 1—DESCRIPTION OF BUSINESS

        Netlist, Inc. (the "Company" or "Netlist") was incorporated on June 12, 2000 in Delaware. Netlist designs and manufactures high performance memory subsystems for the server, high performance computing and communications markets. The Company's solutions are targeted at applications where memory plays a key role in meeting system performance requirements.

        In December 2006, the Company sold 6,250,000 of its common shares in its initial public offering ("IPO") at an offering price of $7.00 per share, resulting in proceeds of $39.5 million, net of underwriters' discounts and offering expenses of approximately $4.2 million.

        In 2007, the Company established a new manufacturing facility in the People's Republic of China ("PRC"). This facility became operational in July 2007 upon the successful qualification of certain key customers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

  Principles of Consolidation

        The consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Year

        The Company has a 52/53-week fiscal year ending on the Saturday closest to December 31. The 2007, 2006 and 2005 fiscal years ended on December 29, 2007, December 30, 2006 and December 31, 2005, respectively, and consisted of 52 weeks.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, recoverability of long-lived assets, stock-based compensation expense and realization of deferred tax assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Revenue Recognition

        The Company's revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers ("OEMs"). Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits ("ICs") totaling approximately $1.9 million, $11.4 million and $19.1 million during the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

        The Company recognizes revenues in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB No. 104"). Under the provisions of SAB No. 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

        The Company generally uses customer purchase orders and/or contracts as evidence of an arrangement. Delivery occurs when goods are shipped for customers with FOB Shipping Point terms and upon receipt for customers with FOB Destination terms, at which time title and risk of loss transfer to the customer. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. The Company offers a standard product warranty to its customers and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer's payment history.

        A portion of the Company's international shipments are made to third-party inventory warehouses, or hubs, and the Company recognizes revenue when the inventory is pulled from the hub for use in production by the customer. The Company receives a report from the customer on a daily basis indicating the inventories pulled from a hub for use by the customer, and performs a daily reconciliation of inventories shipped to and pulled by the customer to those inventories reflected on the customer's reports to ensure that sales are recognized in the appropriate periods.

        All amounts billed to customers related to shipping and handling are classified as revenues, while all costs incurred by the Company for shipping and handling are classified as cost of sales.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

  Investments in Marketable Securities

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), the Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reevaluates such designation at each balance sheet date. The Company's investments in marketable securities have been classified and accounted for as available-for-sale based on management's investment intentions relating to these securities. Available-for-sale securities are stated at market value based on market quotes. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss).

        The Company generally invests its excess cash in money market funds and in highly liquid debt instruments of United States ("U.S.") municipalities, corporations, the U.S. government and its agencies and auction rate securities. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents; all investments with stated maturities of greater than three months are classified as investments in marketable securities.

  Fair Value of Financial Instruments

        The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate carrying values due to their short maturities. Investments in marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity, net of tax. The fair value of marketable securities is determined based on quoted market prices. The fair value of the Company's debt instruments approximates their carrying values based on rates currently available to the Company.

  Allowance for Doubtful Accounts

        The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based primarily on the length of time the receivables are past due, the current business environment and the Company's historical experience.

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

        The Company's trade accounts receivable are primarily derived from sales to OEMs in the computer industry. The Company performs credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company believes that the concentration of credit risk in its trade receivables is moderated by the Company's credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management's expectations.

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

  Impairment of Long-Lived Assets

        The Company evaluates long-lived assets held and used by the Company for impairment on an annual basis or whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Other than those matters discussed at Note 11, the Company's management believes there is no further impairment of its long-lived assets recorded on the accompanying consolidated balance sheets as of December 29, 2007 and December 30, 2006. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue, which could result in future impairment of long-lived assets.

  Warranties

        The Company offers warranties generally ranging from one to three years to its customers, other than on sales of excess inventory, depending on the product and negotiated terms of purchase agreements. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. An estimate by the Company for warranty-related costs is recorded by the Company at the time of sale based on its historical and

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimated product return rates and expected repair or replacement costs. Such costs have historically been consistent between periods and in-line with management's expectations. The Company's warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

        The following table summarizes the activity related to the warranty liability for the year ended December 29, 2007 (in thousands):

Beginning balance, December 30, 2006	$298
Charged to costs and expenses	256
Usage	(201)

Ending balance, December 29, 2007	$353

        Prior to fiscal 2007, activity related to warranty costs was insignificant.

  Beneficial Conversion Feature

        The convertible feature of one of the Company's convertible notes provided for a rate of conversion that was below market value (see Note 7). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments, the estimated relative fair value of the BCF was recorded as a discount from the face amount of the convertible note. The Company amortized the discount using the effective interest method through the conversion of such instrument.

  Stock-Based Compensation

        The Company accounts for equity issuances to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

        Prior to January 1, 2006, the Company accounted for stock-based compensation issued to employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related pronouncements. Under this method, compensation expense was recognized over the respective vesting period based on the excess, on the date of grant, of the estimated fair value of the Company's common stock over the grant price, net of forfeitures. Deferred stock-based compensation expense was amortized on a straight-line basis over the vesting period of each grant.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Under SFAS No. 123, entities were required to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 allowed entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company elected to apply the provisions of APB No. 25 and provide pro forma disclosures required by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

        Had compensation cost for the Company's stock-based awards to employees been determined based on the estimated fair value at the grant dates consistent with the fair value method of SFAS No. 123, the Company's net loss and loss per share for the year ended December 31, 2005 would have approximated the pro forma amounts indicated below (in thousands, except per share amounts):

Year Ended December 31, 2005
Net loss, as reported	$(2,347)
Plus: stock-based employee compensation expense included in reported net loss, net of tax	(44)
Less: stock-based employee compensation expense determined under fair value based method, net of tax	354

Pro forma net loss	$(2,037)

Net loss per common share as reported:
Basic	$(0.22)

Diluted	$(0.22)

Pro forma:
Basic	$(0.19)

Diluted	$(0.19)

        The fair value of options granted under the Company's equity incentive plan during the year ended December 31, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the single option approach using the following weighted-average assumptions:

Year Ended December 31, 2005
Risk-free interest rate	4.13%
Expected term (in years)	10
Expected volatility	24%
Expected dividends	—

        Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company's previous accounting under APB No. 25 for periods beginning in fiscal 2006. SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, and requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005, the Securities and Exchange Commission issued SAB No. 107, Share-Based Payment ("SAB No. 107"), relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

        The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the years ended December 29, 2007 and December 30, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for periods prior to fiscal 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

        SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under this method, stock-based compensation expense had been recognized in the Company's consolidated statements of operations for option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

        In accordance with SFAS No. 123(R), employee and director stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statements of operations for the years ended Decebmer 29, 2007 and December 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Given that stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 29, 2007 and December 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates used by the Company are based on historical forfeiture experience and estimated future

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

employee forfeitures. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

        The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility for the years ended December 29, 2007 and December 30, 2006 is based on the historical volatilities of the common stock of comparable publicly traded companies based on the the Company's belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on the Company's history and expectation of dividend payouts. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

  Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company adopted FIN 48 on December 31, 2006, the first day of fiscal 2007.

  Research and Development Expense

        Research and development expenditures are expensed in the period incurred.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Advertising Expense

        Advertising costs are expensed in the period incurred. Advertising expenses for fiscal years 2007, 2006 and 2005 were not significant.

  Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes unrealized gains or losses on investments.

  Risks and Uncertainties

        The Company's operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies and (iii) changes in other policies of the Chinese governmental and regulatory agencies. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi ("RMB"), is converted into other currencies. If changes or restrictions in the conversion of RMB are instituted, the Company's operations and operarting results may be negatively impacted.

  Foreign Currency Remeasurement

        The functional currency of the Company's foreign subsidiary in the PRC is the U.S. dollar. The local currency financial statements of this subsidiary are remeasured into U.S. dollars using the current exchange rate for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net income (loss).

  Net Income (Loss) Per Share

        Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the year. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average shares and dilutive potential common shares outstanding during the year. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method. Prior to fiscal 2007, in addition to outstanding stock options and warrants, dilituive potential common shares also consisted of shares issuable upon the conversion of convertible notes payable and convertible preferred stock using the "if converted" method.

  New Accounting Pronouncements

        In June 2007, the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF No. 07-3"). EITF No. 07-3 requires non-refundable advance payments for goods and services to be used in future

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. This standard is not expected to have a material impact on the Company's future consolidated financial statements.

  Reclassifications

        Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 3—SUPPLEMENTAL FINANCIAL INFORMATION

  Inventories

        Inventories consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Raw materials	$1,878	$10,513
Work in process	425	3,343
Finished goods	1,030	5,617

	$3,333	$19,473

        During the year ended December 29, 2007, the Company incurred a loss of approximately $5.3 million due to slow moving and lower-of-cost-or-market value inventory adjustments, which is included as a component of cost of sales in the accompanying consolidated statement of operations.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 3—SUPPLEMENTAL FINANCIAL INFORMATION (Continued)

  Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

	Estimated Useful Lives	December 29, 2007	December 30, 2006
Machinery and equipment	3-7 yrs.	$8,055	$5,153
Leasehold improvements	*	1,484	44
Furniture and fixtures	5 yrs.	457	205
Computer equipment and software	3-7 yrs.	2,278	1,731

		12,274	7,133
Less accumulated depreciation and amortization		(4,083)	(3,303)

		$8,191	$3,830

    *
    Estimated useful life is generally 7 years, or the remaining lease term, whichever is shorter

        Included in property and equipment are assets under capital leases with a cost of approximately $1.9 million and $2.3 million and accumulated amortization of approximately $1.2 million and $1.2 million at December 29, 2007 and December 30, 2006, respectively.

  Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of taxes, consist of the following (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net income (loss)	$(7,413)	$5,068	$(2,347)
Other comprehensive loss:
Change in net unrealized loss on investments	(37)	—	—

Total comprehensive income (loss)	$(7,450)	$5,068	$(2,347)

        Accumulated other comprehensive loss reflected on the consolidated balance sheet at December 29, 2007 represents accumulated net unrealized losses on investments in marketable securites.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 3—SUPPLEMENTAL FINANCIAL INFORMATION (Continued)

  Computation of Net Income (Loss) Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Basic net income (loss) per share:
Numerator: Net income (loss)	$(7,413)	$5,068	$(2,347)

Denominator: Weighted-average common shares outstanding, basic	19,674	11,705	10,673

Basic net income (loss) per share	$(0.38)	$0.43	$(0.22)

Diltued net income (loss) per share:
Net income (loss)	$(7,413)	$5,068	$(2,347)
Convertible notes interest expense (net of tax)	—	74	—

Numerator: Adjusted net income (loss) available to common stockholders	$(7,413)	$5,142	$(2,347)
Weighted-average common shares outstanding, basic	19,674	11,705	10,673
Effect of dilutive securities:
Stock options and warrants	—	1,722	—
Convertible preferred stock	—	929	—
Convertible notes payable	—	975	—

Denominator: Weighted-average common shares outstanding, diluted	19,674	15,331	10,673

Diluted net income (loss) per share	$(0.38)	$0.34	$(0.22)

        All potentially dilutive common share equivalents of approximately 1.5 million and 3.6 million shares have been excluded from the diluted net loss per share calculations for the years ended December 29, 2007 and December 31, 2005 as their effect would be anti-dilutive for the years then ended.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 4—INVESTMENTS IN MARKETABLE SECURITIES

        Investments in marketable securities consist of the following at December 29, 2007 and December 30, 2006 (in thousands):

	December 29, 2007
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Cash and money markets	$6,148	$—	$6,148
Commercial paper	1,734	—	1,734
Corporate notes and bonds	11,892	(9)	11,883
Federal agency notes and bonds	4,382	13	4,395
Auction and variable floating rate notes	6,163	(41)	6,122

	$30,319	$(37)	$30,282

Classified as:
Cash equivalents			$6,895
Marketable securities			23,387

			$30,282

	December 30, 2006
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Cash and money markets	$29,952	$—	$29,952
Corporate notes and bonds	6,275	—	6,275
Federal agency notes and bonds	494	—	494

	$36,721	$—	$36,721

Classified as:
Cash equivalents			$29,952
Marketable securities			6,769

			$36,721

        Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method. Net realized gains recorded during the year ended December 29, 2007 were not significant.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 4—INVESTMENTS IN MARKETABLE SECURITIES (Continued)

        The following table provides the breakdown of investments in marketable securities with unrealized losses at December 29, 2007 (in thousands):

	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$6,830	$(12)	$—	$—
Federal agency notes and bonds	998	(3)	—	—
Auction and variable floating rate notes	1,965	(41)	—	—

	$9,793	$(56)	$—	$—

        As of December 29, 2007, the Company held 11 investments that were in an unrealized loss position.

        Due to disruptions of, and the resulting reduced liquidity in certain financial markets in 2007, two of the Company's AAA rated auction rate securities with a total purchased cost of approximately $2.0 million experienced failed auctions during the fourth quarter of 2007. Due to the failed auctions, the Company was unable to sell the securities at their respective costs, resulting in a decrease in fair value, which has been recorded as a component of accumulated other comprehensive loss in accordance with SFAS No. 115. These investments have been classified as long-term investments in marketable securities in the Company's consolidated balance sheet as of December 29, 2007. As of February 23, 2008, the unrealized loss on these two investments was approximately $141,000. The Company has concluded that the unrealized losses on these investments are temporary because (i) the Company believes that the decline in market value that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in market value occurs. The fair value of these securities could change significantly in the future and the Company may be required to record other-than-temporay impairment charges or additional unrealized losses in future periods.

        The unrealized losses on the Company's other investments were due primarily to changes in interest rates. The Company has determined that the unrealized losses on all of its investments in marketable securities at December 29, 2007 are temporary in nature. The Company reviews its investments to evaluate indications of possible impairment. Factors considered in determining whether impairments are other than temporary include the length of time and extent to which fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the investee and the Company's intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company invests in instruments that meet high quality credit standards, as specified in its investment policy guidelines. These guidelines generally limit the amount of credit exposure to any one issue, issuer or type of instrument.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 4—INVESTMENTS IN MARKETABLE SECURITIES (Continued)

        The following table presents the amortized cost and fair value of the Company's cash equivalents and investments in marketable securities classified as available-for-sale at December 29, 2007 by contractual maturity (in thousands):

	Amortized Cost	Fair Value
Maturity
Less than one year	$18,306	$18,305
One to two years	5,850	5,855
Greater than two years*	6,163	6,122

	$30,319	$30,282

    *
    Comprised of auction rate securities which have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

NOTE 5—CREDIT AGREEMENT

        The Company has entered into an agreement with a bank which, as amended through November 2006, provides for a line of credit facility for borrowings limited to 85% of eligible accounts receivable, plus the least of (i) a percentage of eligible inventory determined from time to time by the Company's bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $7 million. Interest is payable monthly, at the Company's option, either at prime rate plus 0.50% or LIBOR plus 3%. The interest rate was reduced to the prime rate or LIBOR plus 2.50% in December 2006 concurrent with the Company's raise of capital through an initial public offering.

        In April 2007, the Company executed the Seventh Amendment to the Amended and Restated Credit and Security Agreement (the "Seventh Amendment"). The Seventh Amendment, which was effective as of March 21, 2007, allows the Company to, at its election, increase its line of credit from $25 million, in $2.5 million increments, up to a total of $40 million at the prime rate of interest, which was 7.25% at December 29, 2007 and 8.25% at December 30, 2006. In addition, the Seventh Amendment (i) extends the maturity date of the line of credit to July 31, 2009, (ii) establishes an equipment advance line of $3 million, (iii) increases the sublimit for letters of credit to $5 million, (iv) sets an inventory sublimit of $7 million, with the ability to increase to $10 million if certain financial targets are met, (v) provides for the reduction in interest rates on borrowings if certain borrowing amounts and financial performance targets are met and (vi) revised certain financial covenants.

        In July 2007, the Company executed the Eighth Amendment to the Amended and Restated Credit and Security Agreement (the "Eighth Amendment"), which was effective as of June 29, 2007. Among other things, the Eighth Amendment added certain minimum profitability financial covenant requirements. As of December 29, 2007, the Company was in compliance with all financial covenants.

        Interest on the equipment advances is payable monthly, at the Company's option, either at the prime rate or LIBOR plus 2.50%. Interest only payments were required on the equipment advances through January 31, 2007. Commencing February 1, 2007, the Company is required to repay the

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 5—CREDIT AGREEMENT (Continued)

equipment advances in 42 equal monthly installments. The outstanding balance on this loan was approximately $0.9 million and $1.1 million at December 29, 2007 and December 30, 2006, respectively (see Note 6).

        Any borrowings under the revolving and equipment lines of credit, are collateralized by a general first priority lien against all of the Company's assets, both tangible and intangible.

        The following table presents details of interest expense related to borrowings on the line of credit, along with certain other applicable information (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Interest expense	$862	$1,195	$553

	December 29, 2007	December 30, 2006
Outstanding borrowings on the line of credit	$4,872	$19,238

Borrowing availability under the line of credit	$6,366	$4,872

NOTE 6—LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

	December 29, 2007	December 30, 2006
Obligations under capital leases	$432	$802
Equipment note payable to bank (see Note 5)	872	1,072
Notes payable to others	74	389

	1,378	2,263
Less current portion	(740)	(1,033)

	$638	$1,230

  Mortgage Note Payable

        In November 2000, the Company obtained an SBA-backed 25-year mortgage note payable collateralized by its manufacturing facility in Irvine, California. This note bore interest at the prime rate plus 1.0% (6.25% at January 1, 2005), with principal and interest payments due monthly through 2025. In December 2005, the mortgage was paid in full in connection with the sale and leaseback transaction of the manufacturing facility (see Note 9).

  Notes Payable to Others

        In November 2002, the Company entered into a $100,000 unsecured loan agreement with an individual, bearing interest at 7% payable annually, principal due, as amended, in June 2006. In

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 6—LONG-TERM DEBT (Continued)

January 2004, $4,000 of the principal amount was used to exercise certain stock options. The balance of this note was $96,000 at December 30, 2006. The balance of this note and accrued interest was repaid in full in January 2007.

        In January 2003, the Company entered into a $300,000 loan agreement with a financing company, collateralized by assets owned by an employee related to the majority stockholder. This note bears interest at 14% per annum and matures in January 2009. Principal and interest payments of approximately $6,000 are due and payable monthly. The balance of this note was approximately $74,000 and $133,000 at December 29, 2007 and December 30, 2006, respectively.

        In August 2005, the Company entered into an agreement with a financing company in connection with financing certain insurance policies. The financing agreement required monthly principal and interest payments of approximately $25,000 through maturity on June 30, 2006. Interest was payable at 8.55% per annum. The outstanding principal balance on this financing was $142,000 at December 31, 2005. During the year ended December 30, 2006, the balance was repaid in full. In August 2006, the Company entered into a new agreement with the financing company to finance its insurance policies. The financing agreement required monthly principal and interest payments of approximately $32,000 through maturity on June 30, 2007. Interest was payable at 9.45% per annum. The outstanding principal balance on this financing was $160,000 at December 30, 2006. The balance of this note and accrued interest was repaid in June 2007.

  Capital Leases

        The Company has purchased manufacturing and computer equipment through the use of various capital leases. As of December 29, 2007, these leases require aggregate monthly payments of approximately $44,000 and mature at various dates through May 2011. The interest rates on these leases vary between 4.3% and 10.4% (see Note 9).

        As of December 29, 2007, maturities of long-term debt were as follows (in thousands):

Fiscal Year
2008	$740
2009	474
2010	149
2011	15

$1,378

        Interest expense related to long-term debt is presented in the following table (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Interest expense	$213	$238	$250

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 7—CONVERTIBLE NOTES PAYABLE

        In April 2001, the Company issued two convertible promissory notes, each in the original principal amount of $625,000, to Serim Paper Manufacturing Co., Ltd. ("Serim Paper") and HeungHwa Industries Co., Ltd. ("HeungHwa"), bearing interest at 7.50% per annum (collectively, the "$625,000 Notes"). In February 2003, the Company issued an additional $500,000 convertible note to Serim Paper, bearing interest at 6.50% per annum (the "$500,000 Note"). The $625,000 Notes and the $500,000 Note were guaranteed by the Company's majority stockholder and were originally convertible, at the option of the holder, into shares of a new series of preferred stock at a price equal to the lower of $2.50 per share or the per share fair market value of the new preferred stock. In the event of a public offering of the Company's common stock at a price in excess of the conversion price, the notes would automatically convert into shares of the Company's common stock at the conversion price.

        In October 2002 and April 2004, the Company exchanged the $625,000 Notes (or the applicable successor notes) for new notes with the same terms and new maturity dates. In August 2004, the Company exchanged the $500,000 Note for a new note with the same terms and a new maturity date. Effective October 2005, the Company exchanged the then outstanding $625,000 Notes for new notes which provided for a conversion price of $1.667 per share (estimated fair value of the preferred stock at the effective date of exchange) with new maturity dates of April 3, 2007. Effective February 2006, the Company exchanged the then outstanding $500,000 Note for a new note which provided for a conversion price of $1.667 per share (estimated fair value of the preferred stock at the effective date of exchange) with a new maturity date of August 12, 2007. In December 2006, concurrent with the Company's raise of capital through an IPO these notes (totaling $1.75 million) automatically converted to approximately 1,050,000 million shares of common stock.

        In December 2005, the Company issued $1.0 million in secured convertible promissory notes (the "2005 Notes"), bearing interest at 9.96% per annum. The 2005 Notes were secured (subordinated to the Credit Agreement) by substantially all the Company's assets. The 2005 Notes were convertible, at the option of the holder, at any time after the earlier of (i) the maturity date or (ii) the consummation of a private placement offering of common stock of the Company with gross aggregate proceeds to the Company of at least $1.0 million. The 2005 Notes were convertible into shares of the Company's common stock at either the offering price in a private placement offering of the Company's common stock, or if no offering, at the fair value of a share of common stock as determined by the Company's Board of Directors. In the event of a merger transaction with a public company concurrent with a private placement offering with gross aggregate proceeds of at least $5.0 million, the outstanding principal and accrued but unpaid interest would automatically be converted into shares of the Company's common stock at a rate of 67.5% of the price per share at which such shares were sold in the private placement offering. In accordance with EITF No. 00-27, since the terms of the contingent conversion option did not permit the Company to compute the additional number of shares that it would need to issue upon conversion of the notes if the contingent event occured and the conversion price was adjusted, the Company determined the value of the beneficial conversion feature as of the commitment date and would record the beneficial conversion amount as additional interest expense only if the contingent event occured. The estimated value of the beneficial conversion feature at the commitment date was approximately $500,000.

        The 2005 Notes had an original maturity date of February 28, 2006. In March 2006, the note holders agreed to extend the maturity date to May 31, 2006. In June 2006, a note holder of $50,000 in

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 7—CONVERTIBLE NOTES PAYABLE (Continued)

principal agreed to extend the maturity date of its convertible note until August 31, 2006 and fix the conversion price of the note at $2.55 per share. In connection with the amendment of the $50,000 convertible note in June 2006, the Company recorded a BCF of $50,000 as a result of fixing the conversion price at a per share amount that was below the estimated fair value of the Company's common stock at the date of amendment. The BCF was recorded as a discount from the face amount of the convertible note and was amortized using the effective interest method through maturity of such instrument. In August 2006, the note holder converted the principal balance of $50,000 and accrued interest of $3,000 into 20,863 shares of the Company's common stock. As a result, the Company recorded interest expense of $50,000 during the year ended December 30, 2006 related to the amortization of the debt discount.

        On August 4, 2006, the Company repaid the remaining $950,000 of outstanding principal on the 2005 Notes, including accrued and unpaid interest of $59,010. As a result of the repayment, the Company was not be required to record any further beneficial conversion charge.

NOTE 8—INCOME TAXES

        For financial reporting purposes, income (loss) before provision (benefit) for income taxes includes the following components (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
United States	$(10,816)	$7,912	$(3,259)
Foreign	(622)	—	—

	$(11,438)	$7,912	$(3,259)

        The Company's income tax provision (benefit) consists of the following (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Current:
Federal	$(1,127)	$2,772	$(232)
State	1	41	2

Total current	(1,126)	2,813	(230)

Deferred:
Federal	(2,171)	(273)	(319)
State	(728)	304	(363)

Total deferred	(2,899)	31	(682)

Income tax provision (benefit)	$(4,025)	$2,844	$(912)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 8—INCOME TAXES (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2007	December 30, 2006
Deferred tax assets:
Reserves and allowances	$3,384	$914
Others accruals	347	357
Compensatory stock options and rights	905	546
Tax credit carryforwards	241	193
Deferred gain	144	194
Contribution carryforwards	2	—
NOL carryforward	125	—

Total deferred tax assets	5,148	2,204

Deferred tax liabilities:
State taxes, net of federal income tax benefit	(422)	(176)
Depreciation and amortization	(167)	(254)
Prepaid expenses	(30)	(144)

Total deferred tax liabilities	(619)	(574)

	$4,529	$1,630

        A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company's income before income taxes to the income tax provision (benefit) is as follows:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
U.S. federal statutory tax	(35)%	35%	(35)%
State taxes, net of federal effect	(4)	3	(7)
Research and development credits	—	(2)	—
Benefit of lower tax rate	1	(1)	1
Stock-based compensation	1	1	—
Loss from foreign subsidiary	2	—	11
Domestic production	—	(1)	—
Other	—	1	3

Effective income tax provision (benefit) rate	(35)%	36%	(27)%

        The Company generated a federal net operating loss ("NOL") of approximately $3.4 million for the year ended December 29, 2007 which will be carried back to the fiscal year ended December 30, 2006. The NOL of approximately $1.7 million generated for the year ended December 31, 2005 was carried back to December 27, 2003 and fully utilized. In addition, federal credits of approximately $43,000 will be carried back to the year ended December 30, 2006. At December 29, 2007, the

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 8—INCOME TAXES (Continued)

Company has approximately $1.6 million of state NOLs which begin to expire in fiscal year 2017, and approximately $0.2 million of state credits which carry forward indefinitely.

        The Company will begin to operate under tax holidays in the PRC, which are effective from January 2008 through December 2012.

        In accordance with SFAS No. 123(R), the deferred tax assets at December 29, 2007 do not include approximately $14,000 of excess tax benefits from employee stock option exercises that are a component of the state net operating loss carryover. The Company's stockholders' equity balance will be increased if and when such excess tax benefits are ultimately realized.

        The Company adopted FIN 48 on December 31, 2006, the first day of fiscal 2007. As a result of the adoption of FIN 48, the Company recorded an increase in the net liability for unrecognized tax positions of approximately $0.2 million, which was recorded as an adjustment to the beginning balance of accumulated deficit as of December 31, 2006. The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Balance at December 31, 2006	$515
Accrual of potential interest related to unrecognized tax benefits	45

Balance at December 29, 2007	$560

        Included in the unrecognized tax benefits at December 29, 2007 was approximately $0.6 million of tax positions that, if recognized, would affect the Company's annual effective tax rate.

        The Company's continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had approximately $75,000 accrued for interest and $0 accrued for penalties at December 29, 2007. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

        The Company files tax returns with federal, state and foreign jurisdictions. The Company is no longer subject to IRS or state examinations prior to fiscal 2003, although certain carryforward attributes that were generated prior to fiscal 2003 may still be adjusted by the IRS.

NOTE 9—COMMITMENTS AND CONTINGENCIES

  Leases

        The Company leases certain of its facilities and equipment under non-cancelable operating leases that expire at various dates through October 2012. Rental expense is presented in the following table (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Rental expense	$953	$409	$343

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

        The Company also has acquired certain equipment through the use of various capital leases.

        In December 2005, the Company sold the building containing its manufacturing facility and the related land in Irvine, California to an unrelated third party for gross proceeds of approximately $1.9 million. Concurrent with the sale, the Company entered into an agreement to lease the property back at an initial monthly rent of $10,000, subject to annual rent increases of 3% through lease expiration in November 2010. The Company is accounting for the lease as an operating lease. In connection with the sale, the Company recognized a gain of approximately $0.6 million which was deferred and is being amortized into income ratably over the remaining lease term. During each of the years ended December 29, 2007 and December 30, 2006, the Company amortized approximately $118,000 of the gain which is recorded as a reduction of rent expense in the accompanying consolidated statements of operations. Additionally, in January 2008 the Company entered into an agreement to sublease this facility to another tenant as a result of its facility relocation, as discussed further in Note 12. The Company expects to receive total future minimum rental income from this sublease of approximately $0.3 million.

        A summary of future minimum payments under both capital and operating lease commitments as of December 29, 2007 is as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2008	$312	$743
2009	94	769
2010	63	741
2011	14	439
2012	—	20

Total minimum lease payments	483	$2,712

Less amount representing interest	(51)

Present value of future minimum lease payments (see Note 6)	$432

  Other Commitments

        In February 2006, the Company's former Vice President of Finance (the "Former Officer") submitted his resignation. In order to secure the services of the Former Officer through an orderly transition of his responsibilities and in exchange for standard mutual releases of obligations, the Company entered into a severance agreement with the Former Officer. The agreement called for the continuation of the Former Officer's salary through December 31, 2006. The Company also reimbursed the Former Officer for the cost of maintaining his prior medical insurance benefits through the earlier of December 31, 2006 or the date on which he obtains medical coverage through a new employer. The total cost of the salary continuation and medical benefits to be provided under the agreement was approximately $149,000. Under terms of the agreement, the Former Officer was obligated to provide a specified minimum number of hours of service to the Company each month through the end of 2006. During the year ended December 30, 2006, the Company paid approximately $143,000 to the Former Officer in connection with the severance agreement.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

  Federal Securities Class Action

        Beginning in May 2007, the Company, certain of its officers and directors, and the Company's underwriters were named as defendants in four purported class action shareholder complaints, two of which were filed in the U.S. District Court for the Southern District of New York, and two of which were filed in the U.S. District Court for the Central District of California. These purported class action lawsuits were filed on behalf of persons and entities who purchased or otherwise acquired the Company's common stock pursuant or traceable to the Company's November 30, 2006 Initial Public Offering (the "IPO"). The lawsuits have been consolidated into a single action—Belodoff v. Netlist, Inc., Lead Case No. SACV07-677 DOC (MLGx)—which is pending in the Central District of California. Lead Plaintiff filed the Consolidated Complaint on November 5, 2007. Generally, the complaint alleged that the Registration Statement issued by the Company in connection with the IPO contained untrue statements of material fact or omissions of material fact in violation of Sections 11 and 15 of Securities Act of 1933. Defendants filed their motions to dismiss the complaint on January 9, 2008. The hearing on defendants' motions to dismiss is set for April 28, 2008. At this time, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss.

  California Derivative Action

        In August 2007, a derivative lawsuit was filed in California Superior Court for County of Orange—Smith v. Hong, Case No. 07CC01359—against certain of the Company's officers and directors. This action contains factual allegations similar to those of the federal class action lawsuit described above, but the plaintiff in this case asserts claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The plaintiff seeks unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by the defendants. The defendants to this action have not responded to the complaint. Pursuant to a stipulation, the parties agreed to temporarily stay the action pending a decision on the defendants' motions to dismiss in the federal securities class action. The parties also agreed that twenty days after the court in the federal securities class action issues a final ruling as to the motions to dismiss brought in that action, the parties will meet and confer regarding the time for defendants to respond to the complaint in this derivative action. At this time, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss. In addition, the Company has received correspondence from counsel for a purported shareholder requesting that the Company take actions to investigate and remedy alleged wrongdoing by unidentified former and current officers and/or directors based on allegations similar to those in the Smith v. Hong case. The Company is evaluating its response to this request.

  Other Contingent Obligations

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

These include (i) intellectual property indemnities to the Company's customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; and (v) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

NOTE 10—RELATED PARTY TRANSACTIONS

        In February 2003, the Company loaned an employee $19,900 to exercise a portion of his then-vested common stock options. This full recourse note bore interest at a rate of 7% payable annually, and was due on February 17, 2008. As of December 31, 2005 the amount of outstanding principal and accrued and unpaid interest on this note was approximately $24,000, and was recorded as a reduction of stockholders' equity in the consolidated balance sheet. In December 2006, the employee repaid approximately $23,000 of the note, and thus as of December 30, 2006, the remaining amount outstanding was approximately $1,000, which was recorded as a reduction of stockholders' equity in the consolidated balance sheet. In May 2007, the remaining $1,000 was repaid in full.

        Interest income related to these loans amounted to approximately $1,000, and $1,000 during the years ended December 30, 2006 and December 31, 2005, respectively. Interest income for the year ended December 29, 2007 was not significant.

NOTE 11—IMPAIRMENT OF LONG-LIVED ASSETS

        During fiscal 2006, the Company acquired certain laser soldering equipment (the "Equipment") primarily intended for use in connection with a new product technology to be developed for a customer. In the first quarter of 2007, management determined that certain alternative equipment and related design processes were a more appropriate complement to the development of this technology. As a result, the Company determined the extent to which it expected to utilize the Equipment in the future had decreased from its original estimates, and thus the Company concluded that the carrying value of the Equipment of approximately $0.3 million was no longer recoverable and was in fact impaired. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the first quarter of 2007, the Company estimated the current fair value of the Equipment primarily using market prices for comparable machinery and equipment. As a result of its analysis, the Company recorded an impairment charge of approximately $0.1 million to write down the carrying value of the Equipment to its estimated fair value during the first quarter of 2007. Subsequently, during the second quarter of 2007, management determined that, due primarily to the highly customized nature of the Equipment, the likelihood of alternative uses or disposal through a sale were significantly

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 11—IMPAIRMENT OF LONG-LIVED ASSETS (Continued)

remote, and therefore recorded an additional charge of approximately $0.2 million to write-off the remaining carrying value of the Equipment. These charges are included as a component of research and development expense in the accompanying consolidated statement of operations for the year ended December 29, 2007.

        Additionally, during the fourth quarter of 2007, the Company recorded a charge of approximately $0.2 million to write-down the carrying value of certain other long-lived assets for which the current carrying value was determined to be impaired. This charge is included as a component of selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 29, 2007.

NOTE 12—FACILITY RELOCATION COSTS

        As a result of the relocation of its domestic headquarters and manufacturing facility during the third quarter of 2007, the Company vacated its previous manufacturing facility. The Company is currently obligated under a noncancellable operating lease of this facility through November 2010, and therefore recorded a net one-time charge and related liability of approximately $134,000 in fiscal 2007, which approximates the estimated fair value of the net remaining lease payments in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This charge is included as a component of selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 29, 2007. The related liability is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheet at December 29, 2007.

        The following table summarizes the activity and liability balance related to the facility relocation costs recorded for the year ended December 29, 2007 (in thousands):

Beginning balance, December 30, 2006	$—
Charged to costs and expenses	134
Payments	(31)

Ending balance, December 29, 2007	$103

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 13—STOCKHOLDERS' EQUITY

  Series A Convertible Preferred Stock ("Series A")

        The Series A Convertible Preferred Stock automatically converted to 1,000,000 shares of Common stock upon completion of the Company's IPO on December 5, 2006. Prior to that date the Series A stockholders were entitled to noncumulative dividends at the rate of $0.16 per share per annum, when, as and if declared by the Board of Directors, prior and in preference to the payment of any dividends on common stock. Shares of Series A were convertible, at the option of the holder, into shares of common stock, on a 1:1 basis. The conversion could occur at any time after issuance and was automatically adjusted for stock splits such that the value of the converted shares remains unchanged. Conversion was automatic immediately prior to the closing of a public offering of the Company's common stock, or at the election of the holders of a majority of the shares of Series A preferred stock. Holders of Series A were entitled to a liquidation preference, as defined, of $2.00 per share, plus any declared and unpaid dividends, prior to any distribution of assets to holders of common stock. Holders of Series A carried voting rights on an as-converted basis.

  Common Stock

        In October 2006, in connection with the Company's IPO, the Board of Directors authorized an increase in the number of common shares from 16,000,000 to 90,000,000, effective as of and contingent upon the closing of the IPO. The closing of the IPO occurred in November 2006.

  Serial Preferred Stock

        At the completion of the IPO the Company authorized 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares were outstanding at December 29, 2007 or December 30, 2006.

NOTE 14—STOCK OPTIONS AND WARRANTS

  Common Stock Options

        In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Plan") and in October 2006, the Company adopted the 2006 Equity Incentive Plan (the "2006 Plan"), under which direct stock awards or options to acquire shares of the Company's common stock may be granted to employees and nonemployees of the Company. The 2000 Plan was administered by the Board of Directors or a committee thereof, and the 2006 Plan is administered by the Compensation Committee of the Board of Directors. The 2000 Plan permitted the issuance of up to 5,750,000 shares of the Company's common stock. Effective as of the IPO, no further grants may be made under the 2000 Plan. The 2006 Plan permits the issuance of a maximum of 500,000 shares of common stock, automatically increasing on the first day of each calendar year beginning on or after January 1, 2007 by the lesser of (i) 500,000 shares or (ii) such smaller number of shares as may be determined by our Board of Directors prior to that date. Options granted under the 2000 Plan and 2006 Plan primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 14—STOCK OPTIONS AND WARRANTS (Continued)

        A summary of common stock option activity under the 2000 Plan and 2006 Plan during the period from January 1, 2005 to December 29, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding—January 1, 2005	1,539	$0.61
Options granted	866	2.55
Options exercised	(2)	1.95
Options cancelled	(213)	1.98

Options outstanding—December 31, 2005	2,190	1.25
Options granted	1,478	6.16
Options exercised	—	—
Options cancelled	(350)	2.18

Options outstanding—December 30, 2006	3,318	3.34
Options granted	1,163	3.15
Options exercised	(191)	1.62
Options cancelled	(544)	5.44

Options outstanding—December 29, 2007	3,746	3.06	7.4	$2,343

Options exercisable—December 29, 2007	1,641	$1.58	5.4	$2,078

Options expected to vest—December 29, 2007	1,895	$4.69	8.9	$239

Options available for grant under the 2006 Plan at December 29, 2007	125

        The following table summarizes information about stock options outstanding and exercisable at December 29, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.20 - $ 0.30	1,011	4.1	$0.02	1,011	$0.02
$1.25 - $ 1.88	406	9.1	$1.61	52	$1.25
$1.93 - $ 2.90	1,029	8.2	$2.35	383	$2.51
$3.00 - $ 4.50	265	9.5	$3.32	—	$—
$6.94 - $10.41	1,035	8.7	$7.07	195	$7.00

	3,746	7.4	$3.06	1,641	$1.58

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 14—STOCK OPTIONS AND WARRANTS (Continued)

        The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company, along with certain other pertinent information:

	Year Ended
	December 29, 2007	December 30, 2006
Expected term (in years)	5.4	6
Expected volatility	80%	43%
Risk-free interest rate	4.43%	4.91%
Expected dividends	—	—

Weighted-average grant date fair value per share	$2.18	$2.98

Intrinsic value of options exercised (in thousands)	$813	$—

Fair value of options vested (in thousands)	$1,181	$592

        The intrinsic value of common stock options excerised during the year ended December 29, 2007 represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each option.

        Upon the exercise of common stock options, the Company issues new shares from its authorized shares.

        At December 29, 2007, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2008 through 2011 related to unvested common stock options is approximately $3.4 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

        In January 2008, the Company granted 120,000 and 100,000 common stock options to its chief executive officer and chief financial officer, respectively. The per share exercise price of these option grants are equal to the fair maket value of the Company's common stock on their respective dates of grant. Both option grants vest over a period of 4 years.

  Warrants

        From time to time, the Company issues warrants to purchase shares of the Company's common stock to non-employees for services rendered or to be rendered in the future. Such warrants are issued

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 14—STOCK OPTIONS AND WARRANTS (Continued)

outside of the 2000 Plan and 2006 Plan. A summary of the warrant activity during the period from January 1, 2005 to December 29, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Warrants outstanding—January 1, 2005	910	$0.53
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding—December 31, 2005	910	0.53
Warrants granted	38	4.33
Warrants exercised	(550)	0.20
Warrants cancelled	—	—

Warrants outstanding—December 30, 2006	398	1.35
Warrants granted	—	—
Warrants exercised	(23)	1.25
Warrants cancelled	(57)	3.84

Warrants outstanding—December 29, 2007	318	$1.01	0.4	$377

Warrants exercisable—December 29, 2007	318

        In July 2007, a warrant holder exercised 42,000 warrants to purchase shares of the Company's common stock, whereby the Company issued approximately 23,000 shares of common stock pursuant to a net issue election and effectively received approximately 19,000 shares back from the warrant holder as consideration in lieu of cash for the exercised warrants. The 19,000 shares were forfeited on the exercise date.

        In August 2007 and November 2007, approximately 27,000 and 11,000 outstanding unexercised warrants, respectively, held by a consulting firm were deemed cancelled pursuant to the terms of their governing agreements as a result of the termination of a resource agreement between the Company and the firm in connection with the resignation of the Company's former chief financial officer.

        In February 2008, certain warrant holders exercised 300,000 warrants to purchase shares of the Company's common stock, whereby the Company issued approximately 97,000 shares of common stock pursuant to a net issue election and effectively received approximately 203,000 shares back from the warrant holders as consideration in lieu of cash for the exercised warrants. The 203,000 shares were forfeited on the exercise date.

        Upon the exercise of warrants, the Company issues new shares from its authorized shares.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 15—401(k) PLAN

        The Company sponsors a 401(k) defined contribution plan. Employees are eligible to participate in this plan provided they are employed full-time and have reached 21 years of age. Participants may make pre-tax contributions to the plan subject to a statutorily prescribed annual limit. Each participant is fully vested in his or her contributions on the contributions and investment earnings. The Company may make matching contributions on the contributions of a participant on a discretionary basis. In fiscal 2007, the Company adopted a limited matching contribution policy and made approximately $0.1 million in contributions to participants in this plan during the year ended December 29, 2007. There were no Company contributions made during the years ended December 30, 2006 and December 31, 2005.

NOTE 16—MAJOR CUSTOMERS AND SUPPLIERS

        The Company's product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company's total revenues as follows:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Customer:
Dell	55%	38%	35%
Lenovo	—	—	13%
IBM	—	33%	20%
Hewlett Packard	23%	—	—

        The Company's accounts receivable are concentrated with two customers at December 29, 2007, representing approximately 66% and 23%; and four customers at December 30, 2006, representing approximately 32%, 19%, 14% and 13% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

        The Company's purchases have historically been concentrated in a small number of suppliers. The following table sets forth purchases from suppliers comprising 10% or more of the Company's total purchases as follows:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Supplier:
A	14%	27%	37%
B	—	13%	19%
C	—	—	19%
D	28%	18%	—
E	11%	—	—

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2007

NOTE 16—MAJOR CUSTOMERS AND SUPPLIERS (Continued)

        While the Company believes alternative suppliers could be utilized, any inability to obtain components or products in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company.

NOTE 17—SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

        To date, a majority of the Company's international sales relate to shipments of products to its U.S. customers' international manufacturing sites or third-party hubs. Net sales derived from shipments to international destinations, primarily to Asia, (including foreign subsidiaries of customers that are headquartered in the U.S.) represented approximately 79%, 46%, and 37% of the Company's net sales in 2007, 2006 and 2005, respectively. All of the Company's net sales to date have been denominated in U.S. dollars.

        As of December 29, 2007, approximately $3.6 million of the Company's net long-lived assets were located outside the United States in the PRC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Netlist, Inc.

We have audited the consolidated financial statements of Netlist, Inc. and subsidiaries (the "Company") as of December 29, 2007 and December 30, 2006 and for each of the three years in the period ended December 29, 2007, and have issued our report thereon dated February 27, 2008. Our audits also included the consolidated financial statement schedule of the Company for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 listed in the accompanying index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KMJ CORBIN & COMPANY LLP
Irvine, California
February 27, 2008

S-1

NETLIST, INC. AND SUBSIDIARIES

Schedule II—Consolidated Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	(Deductions)	Balance at End of Year
Year Ended December 29, 2007:
Allowance for doubtful accounts	$62	51	$(24)	$89
Allowance for sales returns	26	1,614	(1,212)	428

Total	$88	$1,665	$(1,236)	$517

Year Ended December 30, 2006:
Allowance for doubtful accounts	$88	$371	$(397)	$62
Allowance for sales returns	21	149	(144)	26

Total	$109	$520	$(541)	$88

Year Ended December 31, 2005:
Allowance for doubtful accounts	$100	$—	$(12)	$88
Allowance for sales returns	132	19	(130)	21

Total	$232	$19	$(142)	$109

S-2

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business of Netlist, Inc.
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
NETLIST, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except par value)
NETLIST, INC. AND SUBSIDIARIES Consolidated Statements of Operations (in thousands, except per share amounts)
NETLIST, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (in thousands)
NETLIST, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
NETLIST, INC. AND SUBSIDIARIES Schedule II—Consolidated Valuation and Qualifying Accounts (in thousands)