Form 10-Q
period 2008-03-29
NETLIST INC
filed 2008-05-08
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

19,855,411 shares outstanding at April 30, 2008

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 29, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 29,	December 29,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$8,906	$7,182
Investments in marketable securities	15,565	15,573
Accounts receivable, net	7,901	12,034
Inventories	3,592	3,333
Income taxes receivable	1,911	708
Deferred taxes	3,128	3,464
Prepaid expenses and other current assets	663	392
Total current assets	41,666	42,686

Property and equipment, net	8,002	8,191
Deferred taxes	1,473	1,065
Long-term investments in marketable securities	5,966	7,814
Other assets	590	600
Total assets	$57,697	$60,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,694	$6,697
Revolving line of credit	3,234	4,872
Current portion of long-term debt	637	740
Current portion of deferred gain on sale and leaseback transaction	118	118
Accrued expenses and other current liabilities	2,477	2,872
Total current liabilities	13,160	15,299
Long-term debt, net of current portion	514	638
Deferred gain on sale and leaseback transaction, net of current portion	196	226
Total liabilities	13,870	16,163
Commitments and contingencies
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	68,385	68,109
Accumulated deficit	(24,483)	(23,899)
Accumulated other comprehensive loss	(95)	(37)
Total stockholders’ equity	43,827	44,193
Total liabilities and stockholders’ equity	$57,697	$60,356

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Net sales	$13,104	$37,538
Cost of sales(1)	9,973	32,089
Gross profit	3,131	5,449
Operating expenses:
Research and development(1)	1,576	1,067
Selling, general and administrative(1)	3,468	3,704
Total operating expenses	5,044	4,771
Operating income (loss)	(1,913)	678
Other income (expense):
Interest income (expense), net	239	(48)
Other income (expense), net	(91)	1
Total other income (expense), net	148	(47)
Income (loss) before provision (benefit) for income taxes	(1,765)	631
Provision (benefit) for income taxes	(1,181)	—
Net income (loss)	$(584)	$631

Net income (loss) per common share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03
Weighted-average common shares outstanding:
Basic	19,820	19,624
Diluted	19,820	21,425

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$14	$64
Research and development	23	46
Selling, general and administrative	207	218

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(584)	$631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	527	254
Amortization of deferred gain on sale and leaseback transaction	(30)	(30)
Deferred income taxes	(72)	(402)
Impairment of long-lived assets	—	114
Stock-based compensation	244	328
Changes in operating assets and liabilities:
Accounts receivable	4,133	5,670
Inventories	(259)	6,093
Income taxes receivable	(1,203)	—
Prepaid expenses and other current assets	(271)	91
Other assets	10	(310)
Accounts payable	(3)	(6,172)
Income taxes payable	—	(598)
Accured expenses and other current liabilities	(395)	(796)
Net cash provided by operating activities	2,097	4,873
Cash flows from investing activities:
Acquisition of property and equipment	(338)	(449)
Purchase of investments in marketable securities	(6,377)	(30,618)
Proceeds from maturities of investments in marketable securities	7,150	14,400
Proceeds from sales of investments in marketable securities	1,025	—
Net cash provided by (used in) investing activities	1,460	(16,667)
Cash flows from financing activities:
Borrowings on lines of credit	18,191	40,174
Payments on lines of credit	(19,829)	(47,386)
Payments on debt	(227)	(388)
Proceeds from exercise of stock options	—	113
Tax benefit from exercise of warrants	32	—
Net cash used in financing activities	(1,833)	(7,487)
Increase (decrease) in cash and cash equivalents	1,724	(19,281)
Cash and cash equivalents at beginning of period	7,182	30,975
Cash and cash equivalents at end of period	$8,906	$11,694

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2008

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 29, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2008.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company and its wholly owned subsidiaries as of March 29, 2008 and December 29, 2007, the consolidated results of its operations for the three months ended March 29, 2008 and March 31, 2007, and the consolidated cash flows for the three months ended March 29, 2008 and March 31, 2007. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31. For fiscal 2008, the Company’s fiscal year end is scheduled to be January 3, 2009 and will consist of 53 weeks. Each of the Company’s first three quarters in a fiscal year is comprised of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, recoverability of long-lived assets, stock-based compensation expense and realization of deferred tax assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company’s revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers (“OEMs”). Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits (“ICs”) totaling approximately $0.1 million and $1.0 million during the three months ended March 29, 2008 and March 31, 2007, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments. Investments in marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, the fair value of the Company’s cash equivalents and investments in marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the carrying values of all other financial instruments approximate their current values due to their nature and respective durations.

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

Stock-Based Compensation

The Company accounts for equity issuances to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

In accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), employee and director stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the accompanying unaudited condensed consolidated statements of operations includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Given that stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates used by the Company are based on historical forfeiture experience and estimated future forfeitures.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) on December 31, 2006, the first day of its fiscal 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

Risks and Uncertainties

The Company’s operations in the People’s Republic of China (“PRC”) are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies and (iii) changes in other policies of the Chinese governmental and regulatory agencies. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies. If changes or restrictions in the conversion of RMB are instituted, the Company’s operations and operating results may be negatively impacted.

Due to recent disruptions of, and the resulting reduced liquidity in certain financial markets, two of the Company’s marketable securities investments in AAA rated auction rate securities with a total purchased cost of $2.0 million experienced failed auctions during the fourth quarter of 2007 and first quarter of 2008. Due to the failed auctions, the Company was unable to sell the securities at their respective costs, resulting in a decrease in fair value which has been recorded as a component of accumulated other comprehensive loss. These investments have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheets as of March 29, 2008 and December 29, 2007. As of March 29, 2008, the unrealized losses on these two investments totaled approximately $0.2 million. The Company has concluded that the unrealized losses on these investments are temporary because (i) the Company believes that the decline in market value that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in market value occurs. The fair value of these securities could change significantly in the future and the Company may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary in the PRC is the U.S. dollar. The local currency financial statements of this subsidiary are remeasured into U.S. dollars using the current exchange rate for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net income (loss).

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.

NOTE 3—SUPPLEMENTAL FINANCIAL INFORMATION

Inventories

Inventories consist of the following (in thousands):

	March 29,	December 29,
	2008	2007

Raw materials	$1,600	$1,878
Work in process	714	425
Finished goods	1,278	1,030
	$3,592	$3,333

Warranty Liability

The following table summarizes the activity related to the warranty liability (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Beginning balance	$353	$298
Charged to costs and expenses	26	77
Usage	(16)	(54)
Ending balance	$363	$321

The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Facility Relocation Costs

The following table summarizes the activity related to the Company’s accrual for facility relocation costs during the three months ended March 29, 2008 (in thousands):

Three Months Ended
March 29,
2008

Beginning balance	$103
Net payments	(14)
Ending balance	$89

The liability for facility relocation costs is included as a component of accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of taxes, consist of the following (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Net income (loss)	$(584)	$631
Other comprehensive income (loss):
Change in net unrealized gain (loss) on investments, net of tax	(45)	4
Reclassification adjustment for net realized gain included in net loss	(13)	—
Total comprehensive income (loss)	$(642)	$635

Accumulated other comprehensive loss reflected on the unaudited condensed consolidated balance sheets at March 29, 2008 and December 29, 2007 represents accumulated net unrealized losses on investments in marketable securities.

Computation of Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Basic net income (loss) per share:
Numerator: Net income (loss)	$(584)	$631
Denominator: Weighted-average common shares outstanding, basic	19,820	19,624
Basic net income (loss) per share	$(0.03)	$0.03
Diluted net income (loss) per share:
Numerator: Net income (loss)	$(584)	$631
Weighted-average common shares outstanding, basic	19,820	19,624
Effect of dilutive securities:
Stock options and warrants	—	1,801
Denominator: Weighted-average common shares outstanding, diluted	19,820	21,425
Diluted net income (loss) per share	$(0.03)	$0.03

All potentially dilutive common share equivalents of approximately 840,000 shares have been excluded from the diluted net loss per share calculation for the three months ended March 29, 2008 as their effect would be anti-dilutive for the period then ended.

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods presented:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Customer:
Dell	74%	38%
Hewlett Packard	17%	31%
IBM	—	11%

The Company’s accounts receivable are concentrated with two customers at March 29, 2008 representing approximately 74% and 21% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

NOTE 4—CREDIT AGREEMENT

In May 2008, the Company executed the Ninth Amendment to its Amended and Restated Credit and Security Agreement (the “Ninth Amendment”). Among other things, the Ninth Amendment revised certain minimum profitability financial covenant requirements and also eliminated the Company’s previous minimum monthly book net worth financial covenant requirement. Additionally, the Company’s nonrevolving equipment financing line of credit was revised to allow the Company to borrow up to an additional maximum of $0.9 million to finance up to 80% of the cost of equipment purchases through the end of fiscal 2008. Principal on any of these additional borrowings is scheduled to be repaid in 42 equal monthly installments commencing January 1, 2009. Interest on the Company’s existing and future equipment line of credit advances is payable monthly at the prime rate. The Ninth Amendment is effective as of the beginning of the Company’s second quarter of 2008.

The following table presents details of interest expense related to borrowings on the line of credit, along with certain other applicable information (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Interest expense	$60	$390

	March 29,	December 29,
	2008	2007

Outstanding borrowings on the revolving line of credit	$3,234	$4,872
Borrowing availability under the revolving line of credit	$4,047	$6,366

Any borrowings under the Company’s revolving and equipment lines of credit are collateralized by a general first priority lien against all of the Company’s assets, both tangible and intangible.

NOTE 5—LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 29,	December 29,
	2008	2007

Equipment note payable to bank	$775	$872
Notes payable to others	58	74
Obligations under capital leases	318	432
	1,151	1,378
Less current portion	(637)	(740)
	$514	$638

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Interest expense	$37	$57

NOTE 6—INCOME TAXES

The following table sets forth the Company’s provision (benefit) for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Provision (benefit) for income taxes	$(1,181)	$—
Effective tax rate	(67)%	—%

The difference between the Company’s effective tax rate for the three months ended March 29, 2008 and the 35% federal statutory rate is primarily attributable to certain permanent differences being a larger percentage of the Company’s estimated annualized pre-tax income. The permanent difference dollar amounts are consistent with the prior year. The difference in the Company’s effective tax rate for the three months ended March 31, 2007 and the federal statutory rate is primarily based on the effect of research and development credits and the Company’s annualized projected pre-tax income at that time.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Federal Securities Class Action

Beginning in May 2007, the Company, certain of its officers and directors, and the Company’s underwriters were named as defendants in four purported class action shareholder complaints, two of which were filed in the U.S. District Court for the Southern District of New York, and two of which were filed in the U.S. District Court for the Central District of California. These purported class action lawsuits were filed on behalf of persons and entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Company’s November 30, 2006 Initial Public Offering (the “IPO”). The lawsuits have been consolidated into a single action—Belodoff v. Netlist, Inc., Lead Case No. SACV07-677 DOC (MLGx)—which is pending in the Central District of California. Lead Plaintiff filed the Consolidated Complaint on November 5, 2007. Generally, the complaint alleges that the Registration Statement issued by the Company in connection with the IPO contained untrue statements of material fact or omissions of material fact in violation of Sections 11 and 15 of Securities Act of 1933. Defendants filed their motions to dismiss the complaint on January 9, 2008. The hearing on Defendants’ motions to dismiss was held on April 28, 2008, at which time the court took the matter under submission. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. However, at this time, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. If an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss.

California Derivative Action

In August 2007, a derivative lawsuit was filed in California Superior Court for County of Orange—Smith v. Hong, Case No. 07CC01359—against certain of the Company’s officers and directors. This action contains factual allegations similar to those of the federal class action lawsuit described above, but the plaintiff in this case also asserts claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The plaintiff seeks unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by the defendants. The defendants in this action have not responded to the complaint. Pursuant to a stipulation, the parties agreed to temporarily stay the action pending a decision on the defendants’ motions to dismiss in the federal securities class action. The parties also agreed that twenty days after the court in the federal securities class action issues a final ruling as to the motions to dismiss brought in that action, the parties will meet and confer regarding the time for defendants to respond to the complaint in this derivative action. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. At this time, however, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss. In addition, the Company has received correspondence from counsel for a purported shareholder requesting that the Company take actions to investigate and remedy alleged wrongdoing by unidentified former and current officers and/or directors based on allegations similar to those in the Smith v. Hong derivative case. The Company is evaluating its response to this request.

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

NOTE 8—STOCK OPTIONS AND WARRANTS

Common Stock Options

A summary of common stock option activity as of and for the three months ended March 29, 2008 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 29, 2007	3,746	$3.06
Options granted	395	1.88
Options exercised	—	—
Options cancelled	(288)	2.38
Options outstanding at March 29, 2008	3,853	$2.99

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Expected term (in years)	5.4	5.4
Expected volatility	80%	80%
Risk-free interest rate	3.02%	4.65%
Expected dividends	—	—
Weighted-average grant date fair value per share	$1.27	$6.07

At March 29, 2008, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2008 through fiscal 2012 related to unvested common stock options is approximately $3.2 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.7 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Warrants

A summary of activity with respect to outstanding warrants to purchase shares of the Company’s common stock as of and for the three months ended March 29, 2008 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at December 29, 2007	318	$1.01
Warrants granted	—	—
Warrants exercised	(97)	1.00
Warrants cancelled	(203)	1.00
Warrants outstanding and exercisable at March 29, 2008	18	$1.25

In February 2008, certain warrant holders exercised 300,000 warrants to purchase shares of the Company’s common stock, whereby the Company issued approximately 97,000 shares of common stock pursuant to a net issue election and effectively received approximately 203,000 shares back from the warrant holders as consideration in lieu of cash for the exercised warrants. The 203,000 shares were forfeited on the exercise date.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At March 29, 2008, approximately $3.4 million of the Company’s net long-lived assets were located outside the United States in the PRC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and subsequent reports on Form 8-K, which discuss our business in greater detail.

This Report, along with similar discussions in our other SEC filings, describe some of the important risks that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

This Report contains forward-looking statements that involve risks, uncertainties, estimates and assumptions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell and Hewlett Packard represented approximately 74% and 17%, respectively, of our net sales for the three months ended March 29, 2008. Dell, Hewlett Packard and IBM represented approximately 38%, 31% and 11%, respectively, of our net sales for the three months ended March 31, 2007. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers, or EMSs, for incorporation into products manufactured exclusively for the OEM customer. These net sales to EMSs have historically fluctuated period by period as a portion of the total net sales to these OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 35% of net sales to Dell for the three months ended March 29, 2008 and approximately 76% of net sales to Dell for the three months ended March 31, 2007. Net sales to Kingston Technology Company, Inc., and to International Systems Technology Co. Ltd., both EMSs that purchase memory modules from us for incorporation into products manufactured exclusively for IBM, represented approximately 31% and 19%, respectively, of net sales to IBM for the three months ended March 31, 2007.

Key Business Metrics

The following describes certain line items in our statements of operations that are important to management’s assessment of our financial performance:

Net Sales. Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs and NAND. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars. We also sell excess component inventory of DRAM ICs and NAND to distributors and other users of memory ICs. We expect that component inventory sales will continue to decrease as a percentage of net sales in future periods as we diversify our customer base and therefore are able to use components in a wider range of memory subsystems.

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

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling efforts is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. As we continue to service existing and penetrate new customers, we anticipate that our sales and marketing expenses will increase. We also anticipate that our general and administrative expenses related to accounting and legal expenses associated with our ongoing public reporting obligations will generally remain consistent until such time that we are required to obtain attestation services from our independent registered public accounting firm with respect to our internal control over financial reporting, the result of which will increase such expenses in future periods.

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

We assess collectibility based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer’s payment history. A portion of our international shipments are made to third party inventory warehouses, or hubs, and we recognize revenue when the inventory is pulled from the hub for use in production by the customer. We receive a report from the customer on a daily basis indicating the inventories pulled from a hub for use by the customer, and perform a daily reconciliation of inventories shipped to and pulled by the customer to those inventories reflected on the customer’s reports to ensure that sales are recognized in the appropriate periods. We have historically had good visibility into the inventories on-hand at hub locations and also what our customers intend to pull within each reporting period. However, if a customer does not pull our inventory from its hub in accordance with the schedule it originally provided to us, our predicted future revenues could vary from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventories that are physically located in hubs, our ability to effectively manage inventory levels may be impaired, causing our inventory turns to decrease, which would increase expenses associated with excess and obsolete inventories and negatively impact our cash flow.

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

Inventories. We value our inventories at the lower of the actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next three to six months. In addition, we consider changes in the market value of DRAM ICs and NAND in determining the net realizable value of our raw material inventory. Once established, any write downs are considered permanent adjustments to the cost basis of our inventories. A significant decrease in demand for our products could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross profit at the time such inventories are sold. In addition, should the market value of DRAM ICs and NAND decrease significantly, we may be required to lower our selling prices to reflect the lower cost of our raw materials. If such price decreases reduce the net realizable value of our inventories to less than our cost, we would be required to recognize additional expense in our cost of sales in the same period. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, technological developments or the market value of DRAM ICs and NAND could have a material effect on the value of our inventories and our reported operating results.

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

Stock-Based Compensation. We account for equity issuances to non-employees in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 29,	March 31,
	2008	2007

Net sales	100%	100%
Cost of sales	76	85
Gross profit	24	15
Operating expenses:
Research and development	12	3
Selling, general and administrative	26	10
Total operating expenses	38	13
Operating income (loss)	(15)	2
Other income (expense):
Interest income (expense), net	2	—
Other income (expense), net	—	—
Total other income (expense), net	2	—
Income (loss) before provision (benefit) for income taxes	(13)	2
Provision (benefit) for income taxes	(9)	—
Net income (loss)	(4)%	2%

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three months ended March 29, 2008 and March 31, 2007 (in thousands, except percentages):

	Three Months Ended
	March 29,	March 31,	Increase	%
	2008	2007	(Decrease)	Change

Net sales	$13,104	$37,538	$(24,434)	(65)%
Cost of sales	9,973	32,089	(22,116)	(69)%
Gross profit	$3,131	$5,449	$(2,318)	(43)%
Gross margin	24%	15%	9%

Net Sales.  The overall decrease in our net sales was primarily driven by the slower than expected growth in sales of certain of our flash and high density server modules.

The decrease in net sales in the three months ended March 29, 2008 as compared to the three months ended March 31, 2007 resulted primarily from decreases of approximately (i) $9.6 million in sales of laptop personal computer memory subsystems, (ii) $7.9 million in sales of memory subsystems used to control Redundant Arrays of Independent Disks, or RAIDs, (iii) $3.5 million in sales of our very low profile memory subsystems, and (iv) $2.0 million in sales of our Double Data Rate, or DDR, and DDR2 memory subsystems.

Sales of our component inventory to distributors and other users of memory ICs represented approximately 0.4% and 3% of net sales for the three months ended March 29, 2008 and March 31, 2007, respectively. Component inventory sales have decreased as a percentage of net sales as a result of our efforts to diversify our customer base which has resulted in our ability to use components in a wider range of memory subsystems.

Gross Profit and Gross Margin.  Gross profit for the three months ended March 29, 2008 as compared to the three months ended March 31, 2007 decreased primarily due to the 65% decrease in net sales between the two periods. The increase in gross margin for the three months ended March 29, 2008 as compared to the three months ended March 31, 2007 is partially due to general stabilization of DRAM IC market prices during the first quarter of 2008, whereas during the first quarter of 2007, we incurred a loss of approximately $1.6 million for slow-moving and lower-of-cost-or-market value inventory adjustments due primarily to the significant decreases in the market price of DRAM ICs during that period. The increase is also a result of certain shifts in product mix that provide for higher margins. Additionally, in 2008 we have begun to realize certain benefits and cost savings of having transitioned a significant portion of our production manufacturing volume over the last two quarters to our facility in the People’s Republic of China.

Should the market prices of DRAM ICs and/or NAND decline in future periods, or should our product sales mix shift more toward lower margin products such as laptop memory, our gross profit, gross margin and overall operating results could be adversely affected.

Research and Development.

The following table presents research and development expenses for the three months ended March 29, 2008 and March 31, 2007 (in thousands, except percentages):

	Three Months Ended
	March 29,	March 31,		%
	2008	2007	Increase	Change

Research and development	$1,576	$1,067	$509	48%

The increase in research and development expense in the three months ended March 29, 2008 as compared to the three months ended March 31, 2007 resulted primarily from increases of (i) $0.4 million in personnel-related expenses as a result of an increase in the number of employees engaged in research and development activities since March 31, 2007, (ii) $0.1 million for certain engineering and design tools and related expenses and (iii) $0.1 million in legal and professional services as we continue to increase activities related to new and emerging markets in 2008. The above increases were partially offset by a decrease of approximately $0.1 million in expenses related to product qualification testing, stock compensation and various allocated overhead expenses.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three months ended March 29, 2008 and March 31, 2007 (in thousands, except percentages):

	Three Months Ended
	March 29,	March 31,		%
	2008	2007	Decrease	Change

Selling, general and administrative	$3,468	$3,704	$(236)	(6)%

The decrease in selling, general and administrative expense in the three months ended March 29, 2008 as compared to the three months ended March 31, 2007 resulted primarily from decreases of (i) $0.2 million in commission and travel-related expenses as well as $0.2 million in product qualification, evaluation and advertising during the first quarter of 2008 as compared to the first quarter of 2007 and (ii) $0.1 million in legal and professional fees as a result of the significant costs we incurred in 2007 to begin operating as a public company, including costs related to our initial documentation and assessment of internal control over financial reporting. The above decreases are partially offset by increases of (i) $0.1 million in personnel-related expenses due primarily to compensation increases and increases in the costs of our employee insurance plan coverage premiums and (ii) $0.2 million in various allocated overhead expenses which include, but are not limited to, expenses for insurance, depreciation and rent. The number of employees engaged in selling, general and administrative activities as of March 29, 2008 decreased approximately 19% from March 31, 2007.

Other Income (Expense).

The following table presents other income (expense) for the three months ended March 29, 2008 and March 31, 2007 (in thousands, except percentages):

	Three Months Ended
	March 29,	March 31,	Increase	%
	2008	2007	(Decrease)	Change

Interest income (expense), net	$239	$(48)	$287	598%
Other income (expense), net	(91)	1	(92)	(9,200)%
Total other income (expense), net	$148	$(47)	$195	415%

Net interest income for the three months ended March 29, 2008 was comprised of interest income of approximately $0.3 million, partially offset by interest expense of approximately $0.1 million. Net interest expense for the three months ended March 31, 2007 was comprised of interest expense of approximately $0.5 million, partially offset by interest income of approximately $0.4 million. The decrease in interest expense in the three months ended March 29, 2008 as compared to the three months ended March 31, 2007 resulted primarily from our lower outstanding line of credit and debt balances in the first quarter of 2008 as compared to the first quarter of 2007.

Other expense, net, for the three months ended March 29, 2008 is primarily comprised of losses on certain foreign currency remeasurement transactions, partially offset by realized gains on the sale of certain investments in marketable securities.

Provision (Benefit) for Income Taxes.

The following table presents the provision (benefit) for income taxes for the three months ended March 29, 2008 and March 31, 2007 (in thousands, except percentages):

	Three Months Ended
	March 29,	March 31,		%
	2008	2007	Decrease	Change

Provision (benefit) for income taxes	$(1,181)	$—	$(1,181)	100%

On an interim basis, we estimate what our effective tax rate will be in each jurisdiction for the full fiscal year and record a quarterly income tax provision (benefit) in accordance with the anticipated blended annual rate. We recorded a benefit for income taxes for the three months ended March 29, 2008. Our estimated effective tax benefit rate of approximately 67% for the three months ended March 29, 2008 is partially driven by certain permanent differences being a larger percentage of our estimated annualized pre-tax income. The permanent difference dollar amounts are consistent with the prior year. During the three months ended March 31, 2007, we had estimated an annual effective tax rate of zero for fiscal 2007, which was primarily based on the effect of research and development credits and our projected annualized pre-tax income at that time.

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

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	March 29,	December 29,
	2008	2007

Working Capital	$28,506	$27,387

Cash and cash equivalents(1)	$8,906	$7,182
Short-term marketable securities(1)	15,565	15,573
Long-term marketable securities	5,966	7,814
	$30,437	$30,569

(1) Included in working capital

Our working capital increased slightly in the three months ended March 29, 2008 primarily as a result of an increase in our cash and cash equivalents balance of approximately $1.7 million due primarily to maturities and sales of certain investments in marketable securities. This increase in working capital was partially offset by purchases of equipment of approximately $0.3 million and payments on long term debt of approximately $0.2 million.

Cash Provided and Used in the Three Months Ended March 29, 2008 and March 31, 2007

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Net cash provided by (used in):
Operating activities	$2,097	$4,873
Investing activities	1,460	(16,667)
Financing activities	(1,833)	(7,487)
Net increase (decrease) in cash and cash equivalents	$1,724	$(19,281)

Operating Activities. Net cash provided by operating activities for the three months ended March 29, 2008 was primarily a result of (i) approximately $0.7 million in net non-cash operating expenses, primarily comprising depreciation and amortization and stock-based compensation and (ii) approximately $2.0 million in net cash provided by changes in operating assets and liabilities, partially offset by a net loss of approximately $0.6 million for the three months ended March 29, 2008. Net cash provided by operating activities for the three months ended March 31, 2007 was primarily a result of approximately $0.6 million in net income for the quarter and (i) approximately $0.3 million in net non-cash operating expenses, primarily comprising depreciation and amortization, deferred income taxes, stock-based compensation and impairment of long-lived assets and (ii) approximately $4.0 million in net cash provided by changes in operating assets and liabilities.

Accounts receivable decreased approximately $4.1 million during the three months ended March 29, 2008 primarily as a result of the decline in our net sales during the period. During the same period, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.

Investing Activities. Net cash provided by investing activities for the three months ended March 29, 2008 was primarily a result of proceeds received from maturities and sales of certain investments in marketable securities of approximately $8.2 million, partially offset by purchases of additional investments in marketable securities of approximately $6.4 million. We also used approximately $0.3 million in cash to purchase additional manufacturing equipment. Net cash used in investing activities for the three months ended March 31, 2007 was primarily a result of purchases of additional investments in marketable securities during the period of approximately $30.6 million, partially offset by proceeds received from maturities of certain investments in marketable securities of approximately $14.4 million.

Due to recent disruptions of, and the resulting reduced liquidity in certain financial markets, two of our marketable securities investments in AAA rated auction rate securities with a total purchased cost of $2.0 million experienced failed auctions during the fourth quarter of 2007 and first quarter of 2008. Due to the failed auctions, we were unable to sell the securities at their respective costs, resulting in a decrease in fair value which has been recorded as a component of accumulated other comprehensive loss. These investments have been classified as long-term investments in marketable securities in our consolidated balance sheets as of March 29, 2008 and December 29, 2007. As of March 29, 2008, the unrealized losses on these two investments totaled approximately $0.2 million. We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we have the intent and ability to hold these investments until a recovery in market value occurs. The fair value of these securities could change significantly in the future and we may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

Financing Activities. Net cash used in financing activities for the three months ended March 29, 2008 was primarily a result of net repayments on our outstanding revolving line of credit of approximately $1.6 million, along with repayments of approximately $0.2 million on our long term debt. Net cash used in financing activities for the three months ended March 31, 2007 was primarily a result of net repayments on our outstanding revolving line of credit of approximately $7.2 million.

Capital Resources

Under our revolving line of credit, we may borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by the Company’s bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $7 million. Interest is payable monthly at the prime rate, which was 5.25% at March 29, 2008.

In May 2008, we executed a ninth amendment to our credit agreement, which is effective as of the beginning of our second fiscal quarter of 2008. Among other things, the amendment revised certain financial and other covenants of which we are required to comply. The amendment requires us to (i) limit capital expenditures under a defined annual cap, (ii) achieve certain minimum monthly profitability thresholds and (iii) maintain a minimum liquidity threshold as of the end of each month. Additionally, the amendment revised the interest rate on our borrowings on the revolving line of credit to fluctuate between the prime rate and prime plus 0.5% based our combined monthly account balance with the bank. Furthermore, under the amendment, our nonrevolving equipment financing line of credit was revised to allow us to borrow up to an additional maximum of $0.9 million to finance up to 80% of the cost of equipment purchases through the end of fiscal 2008. Principal on any of these additional borrowings is scheduled to be repaid in 42 equal monthly installments commencing January 1, 2009. Interest on our existing and future equipment line of credit advances is payable monthly at the prime rate.

The following table presents details of outstanding borrowings and availability under our lines of credit (in thousands):

	March 29,	December 29,
	2008	2007

Outstanding borrowings on the revolving line of credit	$3,234	$4,872
Outstanding borrowings on the equipment line of credit	$775	$872
Borrowing availability under the revolving line of credit	$4,047	$6,366

Any borrowings under our revolving and equipment lines of credit are collateralized by a general first priority lien against all of our assets, both tangible and intangible.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to make any disclosure pursuant to this Item 3.

Item 4.         Control and Procedures

Not Applicable.

Item 4T.      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended March 29, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended March 29, 2008, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

As a Smaller Reporting Company, we are not required to make any disclosure pursuant to this Item 1A. Please refer to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the Securities and Exchange Commission on February 29, 2008.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2008, we issued 97,297 shares of our common stock pursuant to an exercise of certain warrants dated February 12, 2003, to purchase 300,000 shares of common stock. This exercise was made pursuant to a net issue election and the balance of the shares was forfeited. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

We did not repurchase any of our outstanding equity securities during the quarter ended March 29, 2008.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

None.

Item 6.        Exhibits

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)

Ninth Amendment to Amended and Restated Credit and Security Agreement, dated May 2, 2008, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

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

Date: May 8, 2008		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail Itow
Gail Itow
Vice President and Chief Financial
Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1

Ninth Amendment to Amended and Restated Credit and Security Agreement, dated May 2, 2008, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

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