Form 10-Q
period 2008-06-28
NETLIST INC
filed 2008-08-08
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Common Stock, par value $0.001 per share

19,855,411 shares outstanding at July 31, 2008

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 28,	December 29,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$11,243	$7,182
Restricted cash	2,000	—
Investments in marketable securities	11,595	15,573
Accounts receivable, net	6,441	12,034
Inventories	8,331	3,333
Income taxes receivable	903	708
Deferred taxes	3,899	3,464
Prepaid expenses and other current assets	975	392
Total current assets	45,387	42,686

Property and equipment, net	7,907	8,191
Deferred taxes	1,620	1,065
Long-term investments in marketable securities	974	7,814
Other assets	556	600
Total assets	$56,444	$60,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,952	$6,697
Revolving line of credit	5,662	4,872
Current portion of long-term debt	547	740
Current portion of deferred gain on sale and leaseback transaction	118	118
Accrued expenses and other current liabilities	2,618	2,872
Total current liabilities	13,897	15,299
Long-term debt, net of current portion	397	638
Deferred gain on sale and leaseback transaction, net of current portion	167	226
Total liabilities	14,461	16,163
Commitments and contingencies
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	68,724	68,109
Accumulated deficit	(26,734)	(23,899)
Accumulated other comprehensive loss	(27)	(37)
Total stockholders’ equity	41,983	44,193
Total liabilities and stockholders’ equity	$56,444	$60,356

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$18,429	$12,811	$31,533	$50,349
Cost of sales(1)	15,770	18,734	25,743	50,823
Gross profit (loss)	2,659	(5,923)	5,790	(474)
Operating expenses:
Research and development(1)	1,716	1,478	3,292	2,545
Selling, general and administrative(1)	3,310	3,845	6,778	7,549
Total operating expenses	5,026	5,323	10,070	10,094
Operating loss	(2,367)	(11,246)	(4,280)	(10,568)
Other income:
Interest income, net	104	162	343	114
Other income (expense), net	23	4	(68)	5
Total other income, net	127	166	275	119
Loss before provision (benefit) for income taxes	(2,240)	(11,080)	(4,005)	(10,449)
Provision (benefit) for income taxes	11	(3,864)	(1,170)	(3,864)
Net loss	$(2,251)	$(7,216)	$(2,835)	$(6,585)
Net loss per common share:
Basic and diluted	$(0.11)	$(0.37)	$(0.14)	$(0.34)
Weighted-average common shares outstanding:
Basic and diluted	19,855	19,653	19,839	19,638

(1)  Amounts include stock-based compensation expense as follows:

Cost of sales	$48	$44	$62	$108
Research and development	62	19	85	65
Selling, general and administrative	265	231	472	449

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 28,	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,835)	$(6,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,054	568
Amortization of deferred gain on sale and leaseback transaction	(59)	(59)
Deferred income taxes	(990)	(4,394)
Impairment of long-lived asset	—	257
Loss on inventory adjustments	—	6,012
Stock-based compensation	619	622
Changes in operating assets and liabilities:
Accounts receivable	5,593	16,414
Inventories	(4,998)	7,438
Income taxes receivable	(195)	—
Prepaid expenses and other current assets	(583)	303
Other assets	44	(592)
Accounts payable	(1,745)	(7,273)
Income taxes payable	—	(525)
Accrued expenses and other current liabilities	(254)	(596)
Net cash provided by (used in) operating activities	(4,349)	11,590
Cash flows from investing activities:
Acquisition of property and equipment	(770)	(4,248)
Repayment of note receivable from stockholder	—	1
Purchase of investments in marketable securities	(6,672)	(43,481)
Proceeds from maturities and sales of investments in marketable securities	17,500	24,800
Net cash provided by (used in) investing activities	10,058	(22,928)
Cash flows from financing activities:
Borrowings on lines of credit	49,490	61,880
Payments on lines of credit	(48,700)	(76,311)
Borrowings on debt	—	290
Payments on debt	(434)	(658)
Increase in restricted cash	(2,000)	—
Proceeds from exercise of stock options and warrants	—	161
Reversal of unrealized excess tax benefit from exercise of warrants	(4)	—
Net cash used in financing activities	(1,648)	(14,638)
Increase (decrease) in cash and cash equivalents	4,061	(25,976)
Cash and cash equivalents at beginning of period	7,182	30,975
Cash and cash equivalents at end of period	$11,243	$4,999

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2008

Note 1—Description of Business

Netlist designs and manufactures high performance memory subsystems for the server, high performance computing and communications markets. The Company’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 29, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2008.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company and its wholly owned subsidiaries as of June 28, 2008 and December 29, 2007, the consolidated results of its operations for the three and six months ended June 28, 2008 and June 30, 2007, and the consolidated cash flows for the six months ended June 28, 2008 and June 30, 2007. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers (“OEMs”). Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits (“ICs”) totaling approximately $0.1 million and $0.2 million, respectively, during the three and six months ended June 28, 2008 and approximately $0.4 million and $1.4 million, respectively, for the three and six months ended June 30, 2007.

The Company recognizes revenues in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Under the provisions of SAB 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days of less.

Restricted Cash

Restricted cash represents amounts pledged as collateral on an outstanding letter of credit.

Investments in Marketable Securities

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Financial Accounting Standards Board (“FASB”) Staff Position SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities. Available-for-sale securities are stated at market value based on market quotes. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss). The Company follows the guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether its investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed consolidated statements of operations.

The Company generally invests its excess cash in money market funds and in highly liquid debt instruments of United States (“U.S.”) municipalities, corporations, the U.S. government and its agencies and auction rate securities. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents; all investments with stated maturities of greater than three months are classified as investments in marketable securities.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments. Effective December 30, 2007, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands required disclosures about fair value measurements. Pursuant to SFAS 157, other than for certain investments in auction rate securities (see Note 4), the fair value of the Company’s cash equivalents and investments in marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

Warranties

The Company offers warranties generally ranging from one to three years to its customers, other than on sales of excess inventory, depending on the product and negotiated terms of purchase agreements. Such warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. The Company records an estimate for warranty-related costs at the time of sale based on, among other factors, its historical and estimated product return rates and expected repair or replacement costs. Such costs have historically been consistent between periods and in-line with management’s expectations. The Company’s warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Stock-Based Compensation

The Company accounts for equity issuances to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

In accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), employee and director stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the accompanying unaudited condensed consolidated statements of operations includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Given that stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates used by the Company are based on historical forfeiture experience and estimated future forfeitures.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) on December 31, 2006, the first day of its fiscal 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

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

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars using the current exchange rate for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net income (loss).

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	June 28,	December 29,
	2008	2007
Raw materials	$3,579	$1,878
Work in process	1,314	425
Finished goods	3,438	1,030
	$8,331	$3,333

Warranty Liability

The following table summarizes the activity related to the warranty liability (in thousands):

	Six Months Ended
	June 28,	June 30,
	2008	2007

Beginning balance	$353	$298
Charged to costs and expenses	8	140
Usage	(70)	(93)
Ending balance	$291	$345

The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Facility Relocation Costs

The following table summarizes the activity related to the Company’s accrual for facility relocation costs during the six months ended June 28, 2008 (in thousands):

Six Months Ended
June 28,
2008
Beginning balance	$103
Charged to costs and expenses	—
Net payments	(46)
Ending balance	$57

The liability for facility relocation costs is included as a component of accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Comprehensive Loss

The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net loss	$(2,251)	$(7,216)	$(2,835)	$(6,585)
Other comprehensive loss:
Change in net unrealized loss on investments	68	(11)	23	(7)
Reclassification adjustment for net realized gain included in net loss	—	—	(13)	—
Total comprehensive loss	$(2,183)	$(7,227)	$(2,825)	$(6,592)

Accumulated other comprehensive loss reflected on the unaudited condensed consolidated balance sheets at June 28, 2008 and December 29, 2007 represents accumulated net unrealized losses on investments in marketable securities.

Computation of Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Numerator: Net loss	$(2,251)	$(7,216)	$(2,835)	$(6,585)
Denominator: Weighted-average common shares outstanding	19,855	19,653	19,839	19,638
Net loss per share, basic and diluted	$(0.11)	$(0.37)	$(0.14)	$(0.34)

The following table sets forth all potentially dilutive common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, which have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the periods then ended (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Common share equivalents	867	1,414	868	1,660

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods presented:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Customer:
Dell	60%	48%	66%	41%
Hewlett Packard	26%	19%	22%	28%
IBM	—%	12%	—%	11%

The Company’s accounts receivable are concentrated with two customers at June 28, 2008 representing approximately 65% and 18% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

Note 4—Fair Value Measurements

In accordance with SFAS 157, the following table details the fair value measurements within the fair value hierarchy of the Company’s investments in marketable securities (in thousands):

Fair Value Measurements at June 28, 2008 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	June 28,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Investments in marketable securities	$12,569	$11,595	$—	$974

Fair value measurements using Level 3 inputs in the table above relate to the Company’s investments in auction rate securities.

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

Six Months Ended
June 28,
2008

Beginning balance	$—
Transfers into Level 3	1,002
Unrealized loss included in accumulated other comprehensive loss	(28)
Purchases, sales, issuances and settlements, net	—
Ending balance	$974

During the quarter ended June 28, 2008, the Company was able to liquidate at par value two of its marketable securities investments in AAA rated auction rate securities with a total purchased cost of $2.0 million. Accordingly, the Company reversed the cumulative unrealized loss on these investments of approximately $0.2 million that was previously recorded as of March 29, 2008.

The recent disruptions in the credit market continue to adversely affect the market for auction rate securities, such that these securities generally remain illiquid. As of June 28, 2008, the Company held two investments in auction rate securities with a total purchased cost of $1.0 million. These two investments represent (i) a fully insured debt obligation of a municipality and (ii) a AAA rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education. Given the insufficient observable market information available, the Company has valued these investments using assumptions including discounted cash flows, credit quality and expected duration. The Company is not currently able to predict how long these investments will remain illiquid, and as such, they have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheet. The Company does not believe that the illiquidity of these investments will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company has concluded that the unrealized losses on these investments, which totaled approximately $28,000 at June 28, 2008, are temporary because (i) the Company believes that the decline in market value and absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in market value occurs.

The fair value of the Company’s investments in marketable securities could change significantly in the future and the Company may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

Note 5—Credit Agreement

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

The following table presents details of interest expense related to borrowings on the line of credit, along with certain other applicable information (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Interest expense	$26	$159	$86	$549

			June 28,	December 29,
			2008	2007
Outstanding borrowings on the line of credit			$5,662	$4,872
Borrowing availability under the line of credit			$337	$6,366

Any borrowings under the Company’s revolving and equipment lines of credit are collateralized by a general first priority lien against all of the Company’s assets, both tangible and intangible.

Note 6—Letters of Credit

In June 2008, the Company entered into an agreement with its bank to issue a commercial letter of credit (“LC”) up to $2 million to support purchases of inventory from a supplier. As part of this agreement, the Company is required to pledge cash as collateral for the full amount of the LC, and thus, as of June 28, 2008, $2 million is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheet.

Subsequently, in July 2008, the Company entered into a second similar agreement with its bank to issue another commercial LC up to $2 million to support inventory purchases from another supplier. This agreement also requires the Company to pledge cash as collateral for the full amount of the LC.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 28,	December 29,
	2008	2007

Obligations under capital leases	$225	$432
Equipment note payable to bank	678	872
Notes payable to others	41	74
	944	1,378
Less current portion	(547)	(740)
	$397	$638

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Interest expense	$30	$51	$67	$108

Note 8—Income Taxes

The following table sets forth the Company’s provision (benefit) for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Provision (benefit) for income taxes	$11	$(3,864)	$(1,170)	$(3,864)
Effective tax rate	—%	(35)%	(29)%	(37)%

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

The difference between the Company’s effective tax rate for the three months ended June 28, 2008 and the 35% federal statutory rate is primarily attributable to a change in annual projected pre-tax income and the tax benefit recorded in the prior quarter.

Note 9—Commitments and Contingencies

Federal Securities Class Action

Beginning in May 2007, the Company, certain of its officers and directors, and the Company’s underwriters were named as defendants in four purported class action shareholder complaints, two of which were filed in the U.S. District Court for the Southern District of New York, and two of which were filed in the U.S. District Court for the Central District of California. These purported class action lawsuits were filed on behalf of persons and entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Company’s November 30, 2006 Initial Public Offering (the “IPO”). The lawsuits were consolidated into a single action—Belodoff v. Netlist, Inc., Lead Case No. SACV07-677 DOC (MLGx)—which is currently pending in the Central District of California. Lead Plaintiff filed the Consolidated Complaint on November 5, 2007. Defendants filed their motions to dismiss the Consolidated Complaint on January 9, 2008. The motions to dismiss were taken under submission on April 28, 2008 and on May 30, 2008, the Court granted the defendants’ motions. However, plaintiffs were granted the right to amend their complaint and subsequently filed their First Amended Consolidated Class Action Complaint on July 15, 2008. Generally, the Amended Complaint alleges that the Registration Statement issued by the Company in connection with the IPO contained untrue statements of material fact or omissions of material fact in violation of Sections 11 and 15 of Securities Act of 1933. The deadline for defendants to answer, move to dismiss or otherwise respond to the Amended Complaint is September 2, 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. However, at this time, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. If an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss.

California Derivative Action

In August 2007, a derivative lawsuit was filed in California Superior Court for County of Orange—Smith v. Hong, Case No. 07CC01359—against certain of the Company’s officers and directors. This action contains factual allegations similar to those of the federal class action lawsuit described above, but the plaintiff in this case also asserts claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The plaintiff seeks unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by the defendants. The defendants in this action have not responded to the complaint. Pursuant to a stipulation, the parties agreed to temporarily stay the action pending the ultimate decision on the defendants’ motions to dismiss in the federal securities class action. The parties also agreed that twenty days after the court in the federal securities class action issues a final ruling as to the motions to dismiss brought in that action, the parties will meet and confer regarding the time for defendants to respond to the complaint in this derivative action. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. At this time, however, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss. In addition, the Company has received correspondence from counsel for a purported shareholder requesting that the Company take actions to investigate and remedy alleged wrongdoing by unidentified former and current officers and/or directors based on allegations similar to those in the Smith v. Hong derivative case. The Company is evaluating its response to this request.

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

Note 10—Stock Options and Warrants

Common Stock Options

A summary of the Company’s common stock option activity as of and for the six months ended June 28, 2008 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 29, 2007	3,746	$3.06
Options granted	665	1.64
Options exercised	—	—
Options cancelled	(313)	2.60
Options outstanding at June 28, 2008	4,098	$2.87

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Six Months Ended
	June 28,	June 30,
	2008	2007
Expected term (in years)	5.4	5.4
Expected volatility	80%	80%
Risk-free interest rate	3.10%	4.74%
Expected dividends	—	—
Weighted-average grant date fair value per share	$1.11	$3.63

At June 28, 2008, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2008 through fiscal 2012 related to unvested common stock options is approximately $3.1 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Warrants

A summary of activity with respect to outstanding warrants to purchase shares of the Company’s common stock as of and for the six months ended June 28, 2008 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at December 29, 2007	318	$1.01
Warrants granted	—	—
Warrants exercised	(97)	1.00
Warrants cancelled	(203)	1.00
Warrants outstanding and exercisable at June 28, 2008	18	$1.25

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

At June 28, 2008, approximately $4.0 million of the Company’s net long-lived assets were located outside the United States, primarily in the PRC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail.

This Report, along with similar discussions in our other SEC filings, describes some of the important risks that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell and Hewlett Packard represented approximately 66% and 22%, respectively, of our net sales for the six months ended June 28, 2008. Dell, Hewlett Packard and IBM represented approximately 41%, 28% and 11%, respectively, of our net sales for the six months ended June 30, 2007. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers, or EMSs, for incorporation into products manufactured exclusively for the OEM customer. These net sales to EMSs have historically fluctuated period by period as a portion of the total net sales to these OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 18% of net sales to Dell for the six months ended June 28, 2008 and approximately 67% of net sales to Dell for the six months ended June 30, 2007. Net sales to Kingston Technology Company, Inc., and to International Systems Technology Co. Ltd., both EMSs that purchase memory modules from us for incorporation into products manufactured exclusively for IBM, represented approximately 34% and 25%, respectively, of net sales to IBM for the six months ended June 30, 2007.

Key Business Metrics

The following describes certain line items in our statements of operations that are important to management’s assessment of our financial performance:

Net Sales. Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs and NAND. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars. We also sell excess component inventory of DRAM ICs and NAND to distributors and other users of memory ICs. As compared to previous years, component inventory sales have significantly decreased as a percentage of net sales as a result of our efforts to diversify our customer base which has resulted in our ability to use components in a wider range of memory subsystems. We expect that component inventory sales will continue to represent a minimal portion of our net sales in future periods.

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

Research and Development. Research and development expense consists primarily of employee and independent contractor compensation and related costs, stock-based compensation, computer-aided design software licenses, reference design development costs, patent-related fees, depreciation or rental of evaluation equipment, and occupancy and other allocated overhead costs. Also included in research and development expense are the costs of material and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process. Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them. All research and development costs are expensed as incurred. We anticipate that research and development expenditures will increase in future periods as we seek to expand new product opportunities, increase our activities related to new and emerging markets and continue to develop additional proprietary technologies.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling efforts is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. As we continue to service existing and penetrate new customers, we anticipate that our sales and marketing expenses will increase. We also anticipate that our general and administrative expenses related to accounting and legal expenses associated with our ongoing public reporting obligations will generally remain consistent during the remainder of fiscal 2008; however, beginning in fiscal 2009, we anticipate being subject to attestation services requirements with respect to our internal control over financial reporting, the result of which will increase such expenses in future periods.

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

Revenue Recognition. We recognize revenues in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104. Under the provisions of SAB 104, we recognize revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

Warranty Reserve. We offer warranties on our memory subsystems generally ranging from one to three years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. Our estimates for warranty-related costs are recorded at the time of sale based on historical and estimated future product return rates and expected repair or replacement costs. While such costs have historically been within our expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on us, requiring additional warranty reserves, and adversely affecting our gross profit and gross margins.

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

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, or SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS 123R.

We currently use the Black-Scholes option pricing model to estimate the fair value of stock-based awards. While this model meets the requirements of SFAS 123R, the estimated fair values generated by it may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of our stock-based awards. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on our belief that we currently have limited historical data regarding the volatility of our stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on our history and expectation of dividend payouts. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in prior periods.

The value of the portion of stock-based awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our financial statements. Given that stock-based compensation expense recognized in our financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock-based awards.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	100%	100%	100%	100%
Cost of sales	86	146	82	101
Gross profit (loss)	14	(46)	18	(1)
Operating expenses:
Research and development	9	12	10	5
Selling, general and administrative	18	30	21	15
Total operating expenses	27	42	32	20
Operating loss	(13)	(88)	(14)	(21)
Other income:
Interest income, net	1	1	1	—
Other income (expense), net	—	—	—	—
Total other income, net	1	1	1	—

Loss before provision (benefit) for income taxes	(12)	(86)	(13)	(21)
Provision (benefit) for income taxes	—	(30)	(4)	(8)
Net loss	(12)%	(55)%	(9)%	(13)%

Three and Six Months Ended June 28, 2008 Compared to Three and Six Months Ended June 30, 2007

Net Sales, Cost of Sales and Gross Profit.

The following tables present net sales, cost of sales and gross profit for the three and six months ended June 28, 2008 and June 30, 2007 (in thousands, except percentages):

	Three Months Ended
	June 28,	June 30,	Increase	%
	2008	2007	(Decrease)	Change
Net sales	$18,429	$12,811	$5,618	44%
Cost of sales	15,770	18,734	(2,964)	(16)%
Gross profit (loss)	$2,659	$(5,923)	$8,582	145%
Gross margin	14%	(46)%	61%

	Six Months Ended
	June 28,	June 30,	Increase	%
	2008	2007	(Decrease)	Change
Net sales	$31,533	$50,349	$(18,816)	(37)%
Cost of sales	25,743	50,823	(25,080)	(49)%
Gross profit (loss)	$5,790	$(474)	$6,264	1,322%
Gross margin	18%	(1)%	19%

Net Sales.  The overall decrease in our net sales during the six months ended June 28, 2008 as compared to the six months ended June 30, 2007 was primarily driven by the slower than expected growth in sales of certain of our flash and high density server modules, as well as a decline in net sales of memory subsystems used to control redundant arrays of independent disks, or RAIDs, as a result of certain key programs and designs nearing an end-of-life in 2008. The decrease in our net sales during this period was partially offset, however, by strong growth in our line of low-power fully buffered dual in-line memory modules, or FBDIMMs, which experienced a significant ramp in sales volumes to certain key OEM customers beginning in 2008.

The increase in net sales for the three months ended June 28, 2008 as compared to the three months ended June 30, 2007 resulted primarily from increases of approximately (i) $10.7 million in net sales of our low-power FBDIMMs and (ii) $1.7 million in net sales of laptop personal computer memory subsystems. The above increases were partially offset by decreases of approximately (i) $2.7 million in net sales of memory subsystems used to control RAIDs and (ii) $4.3 million in net sales of certain high density memory modules for the server market and related applications.

The decrease in net sales for the six months ended June 28, 2008 as compared to the six months ended June 30, 2007 resulted primarily from decreases of approximately (i) $15.9 million in net sales of certain high density memory modules for the server market and related applications, (ii) $10.6 million in net sales of memory subsystems used to control RAIDs and (iii) $7.5 million in net sales of laptop personal computer memory subsystems. The above decreases were partially offset by an increase of approximately $16.3 million in net sales of our low-power FBDIMMs.

Sales of our component inventory to distributors and other users of memory ICs represented approximately 1% and 3% of net sales for the three months ended June 28, 2008 and June 30, 2007, respectively, and approximately 1% and 3% of net sales for the six months ended June 28, 2008 and June 30, 2007, respectively. As compared to previous years, component inventory sales have significantly decreased as a percentage of net sales as a result of our efforts to diversify our customer base, which has resulted in our ability to use components in a wider range of memory subsystems.

Gross Profit and Gross Margin.  The increase in gross profit and gross margin for the three and six months ended June 28, 2008 as compared to the three and six months ended June 30, 2007 is substantially due to our gross losses in the 2007 periods presented, which primarily resulted from significant decreases in the market price of DRAM ICs during the first half of 2007. These price declines negatively impacted the valuation of our inventories, whereby we incurred losses in the three and six months ended June 30, 2007 of approximately $1.6 million and $6.0 million, respectively, which directly affected our gross margins for these periods. As compared to 2007, during the three and six months ended June 28, 2008, we generally experienced a stabilization of DRAM IC market prices, which contributed to a more normalized gross margin for these periods. However, as compared to the first quarter of 2008, during the three months ended June 28, 2008, we experienced a slight increase in the market price for DRAM ICs that we purchased during the period to fulfill certain customer orders. As a result of pre-established sales and pricing agreements, we were generally not able to pass these higher costs on to our customers, and thus our gross profit and gross margins were negatively affected for the 2008 periods presented. Nevertheless, in 2008 we have begun to realize certain benefits and cost savings of having transitioned a majority of our production manufacturing volume to our facility in the People’s Republic of China.

Should the market prices of DRAM ICs and/or NAND decline in future periods, or should our product sales mix shift more toward lower margin products, our gross profit, gross margin and overall operating results could be adversely affected.

Research and Development.

The following tables present research and development expenses for the three and six months ended June 28, 2008 and June 30, 2007 (in thousands, except percentages):

	Three Months Ended
	June 28,	June 30,		%
	2008	2007	Increase	Change
Research and development	$1,716	$1,478	$238	16%

	Six Months Ended
	June 28,	June 30,		%
	2008	2007	Increase	Change
Research and development	$3,292	$2,545	$747	29%

The increase in research and development expense in the three months ended June 28, 2008 as compared to the three months ended June 30, 2007 resulted primarily from increases of approximately (i) $0.2 million in personnel-related expenses and (ii) $0.1 million in certain legal and professional services. The above increases were partially offset primarily by decreases of approximately $0.1 million in equipment-related expenses.

The increase in research and development expense in the six months ended June 28, 2008 as compared to the six months ended June 30, 2007 resulted primarily from increases of approximately (i) $0.7 million in personnel-related expenses, (ii) $0.1 million for certain engineering and design tools and related expenses and (iii) $0.1 million in legal and professional services. The above increases were partially offset primarily by decreases of approximately (i) $0.1 million in expenses related to product qualification testing, stock compensation and various allocated overhead expenses and (ii) $0.1 million in equipment-related expenses.

The increases in personnel-related expenses are primarily attributable to an increase in the number of employees engaged in research and development activities since June 30, 2007, as well as compensation increases. The increases in legal and professional services are primarily a result of our increased activities in 2008 related to new product opportunities and new and emerging markets. The decreases in equipment-related expenses are due to impairment write-downs that we recorded in 2007 related to certain long-lived assets used in the product development process.

Selling, General and Administrative.

The following tables present selling, general and administrative expenses for the three and six months ended June 28, 2008 and June 30, 2007 (in thousands, except percentages):

	Three Months Ended
	June 28,	June 30,		%
	2008	2007	Decrease	Change
Selling, general and administrative	$3,310	$3,845	$(535)	(14)%

	Six Months Ended
	June 28,	June 30,		%
	2008	2007	Decrease	Change
Selling, general and administrative	$6,778	$7,549	$(771)	(10)%

The decrease in selling, general and administrative expense in the three months ended June 28, 2008 as compared to the three months ended June 30, 2007 resulted primarily from decreases of approximately (i) $0.6 million in personnel-related expenses and (ii) $0.1 million in legal and professional fees. The above decreases are partially offset primarily by an increase of approximately $0.2 million in various allocated overhead expenses.

The decrease in selling, general and administrative expense in the six months ended June 28, 2008 as compared to the six months ended June 30, 2007 resulted primarily from decreases of approximately (i) $0.5 million in personnel-related expenses, (ii) $0.3 million in legal and professional fees, (iii) $0.2 million in commission and travel-related expenses and (iv) $0.1 million in product qualification, evaluation and advertising. The above decreases are partially offset primarily by an increase of approximately $0.3 million in various allocated overhead expenses, which include, but are not limited to, expenses for rent, insurance and depreciation.

The decreases in personnel-related expenses are primarily attributable to a decrease in the number of employees engaged in selling, general and administrative activities of approximately 29% since June 30, 2007. The decreases in legal and professional fees are primarily a result of the significant costs we incurred in 2007 to begin operating as a public company, including costs related to our initial documentation and assessment of internal control over financial reporting, as well as lower legal fees in 2008 related to current litigation matters since the majority of such expenses became reimbursable from our insurance carrier in the current year.

Other Income (Expense).

The following tables present other income (expense) for the three and six months ended June 28, 2008 and June 30, 2007 (in thousands, except percentages):

	Three Months Ended
	June 28,	June 30,	Increase	%
	2008	2007	(Decrease)	Change
Interest income, net	$104	$162	$(58)	(36)%
Other income (expense), net	23	4	19	475%
Total other income, net	$127	$166	$(39)	(23)%

	Six Months Ended
	June 28,	June 30,	Increase	%
	2008	2007	(Decrease)	Change
Interest income, net	$343	$114	$229	201%
Other income (expense), net	$(68)	$5	(73)	(1,460)%
Total other income, net	$275	$119	$156	131%

Net interest income for the three and six months ended June 28, 2008 was comprised of interest income of approximately $0.2 million and $0.5 million, respectively, partially offset by interest expense of approximately $0.1 million and $0.2 million, respectively. Net interest income for the three and six months ended June 30, 2007 was comprised of interest income of approximately $0.4 million and $0.9 million, respectively, partially offset by interest expense of approximately $0.3 million and $0.7 million, respectively. The decrease in interest income during 2008 as compared to 2007 was primarily due to our lower overall cash and investment balances on-hand during the current year. The decrease in interest expense during 2008 as compared to 2007 resulted primarily from our lower outstanding line of credit and debt balances during the current year.

Other expense, net, for the six months ended June 28, 2008 is primarily comprised of losses on certain foreign currency remeasurement transactions, partially offset by realized gains on the sale of certain investments in marketable securities.

Provision (Benefit) for Income Taxes.

The following tables present the provision (benefit) for income taxes for the three and six months ended June 28, 2008 and June 30, 2007 (in thousands, except percentages):

	Three Months Ended
	June 28,	June 30,		%
	2008	2007	Increase	Change
Provision (benefit) for income taxes	$11	$(3,864)	$3,875	(100)%
Effective tax rate	—%	(35)%

	Six Months Ended
	June 28,	June 30,		%
	2008	2007	Decrease	Change
Benefit for income taxes	$(1,170)	$(3,864)	$2,694	(70)%
Effective tax rate	(29)%	(37)%

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

We recorded a provision for income taxes for the three months ended June 28, 2008. Our estimated effective tax benefit rate of approximately 0% for the three months June 28, 2008 was affected by a change in annual projected pre-tax income and the tax benefit from that recorded in the prior quarter.

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

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	June 28,	December 29,
	2008	2007
Working Capital	$31,490	$27,387

Cash and cash equivalents(1)	$11,243	$7,182
Restricted cash(1)	2,000	—
Short-term marketable securities(1)	11,595	15,573
Long-term marketable securities	974	7,814
	$25,812	$30,569

(1) Included in working capital

Our working capital increased in the six months ended June 28, 2008 primarily as a result of (i) a combined increase in our cash and cash equivalents, restricted cash and short-term investments in marketable securities balances of approximately $2.1 million due primarily to maturities and sales of certain long-term investments in marketable securities, (ii) a combined increase in our income taxes receivable and current deferred taxes of approximately $0.6 million and (iii) a combined decrease in our current liabilities of approximately $1.4 million.

Cash Provided and Used in the Six Months Ended June 28, 2008 and June 30, 2007

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 28,	June 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$(4,349)	$11,590
Investing activities	10,058	(22,928)
Financing activities	(1,648)	(14,638)
Net increase (decrease) in cash and cash equivalents	$4,061	$(25,976)

Operating Activities. Net cash used in operating activities for the six months ended June 28, 2008 was primarily a result of (i) our net loss for the period of approximately $2.8 million, and (ii) approximately $2.1 million in net cash used by changes in operating assets and liabilities, partially offset by approximately $0.6 million in net non-cash operating expenses, primarily comprising depreciation and amortization, deferred income taxes and stock-based compensation.

Accounts receivable decreased approximately $5.6 million during the six months ended June 28, 2008 primarily due to the overall decline in our net sales during 2008. During the same period, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.

Inventories increased approximately $5.0 million during the six months ended June 28, 2008 primarily due to purchases of materials during the second quarter of 2008 to meet forecasted sales obligations. In the future, our inventory levels will continue to be determined based on, among other factors, (i) the level of customer orders received and overall demand, (ii) the stage at which our products are in their respective life cycles and (iii) competitive situations in the marketplace. We make efforts to balance such considerations against the risk of obsolescence or potentially excess inventory levels.

Net cash provided by operating activities for the six months ended June 30, 2007 was primarily a result of (i) approximately $3.0 million in net non-cash operating expenses, primarily comprising inventory adjustments, depreciation and amortization, deferred income taxes, stock-based compensation and impairment of long-lived assets and (ii) approximately $15.2 million in net cash provided by changes in operating assets and liabilities, partially offset by a net loss of approximately $6.6 million for the six months ended June 30, 2007. The changes in operating assets and liabilities which had a significant impact on cash provided by operating activities included (i) a decrease in accounts receivable of approximately $16.4 million, (ii) a decrease in inventories of approximately $7.4 million and (iii) a decrease in accounts payable of approximately $7.3 million. All such decreases in operating assets and liabilities were primarily due to the overall decline in the level of net sales and related operating activities during the first half of fiscal 2007 as compared to the second half of fiscal 2006.

Investing Activities. Net cash provided by investing activities for the six months ended June 28, 2008 was primarily a result of proceeds we received from maturities and sales of certain investments in marketable securities of approximately $17.5 million, partially offset by purchases of additional investments in marketable securities of approximately $6.7 million. We also used approximately $0.8 million in cash to purchase additional manufacturing equipment and other property and equipment.

Net cash used in investing activities for the six months ended June 30, 2007 was primarily a result of purchases of additional investments in marketable securities of approximately $43.5 million, partially offset by proceeds we received from maturities of certain investments in marketable securities of approximately $24.8 million. During the same period, we also used approximately $4.3 million in cash primarily to purchase equipment and leasehold improvements for our facilities in the People’s Republic of China and in Irvine, California.

Financing Activities. Net cash used in financing activities for the six months ended June 28, 2008 was primarily a result of an increase in restricted cash balances in connection with our pledge of $2.0 million in cash as collateral for a letter of credit and repayments of approximately $0.4 million on our long term debt. This is partially offset by approximately $0.8 million in net proceeds we received during the period from borrowings on our outstanding revolving line of credit.

Net cash used in financing activities for the six months ended June 30, 2007 was primarily a result of approximately $14.4 million in net repayments on our outstanding revolving line of credit, along with net repayments of approximately $0.4 million on our long term debt.

Capital Resources

Under our revolving line of credit, we may borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by our bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $1 million.

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

The following table presents details of outstanding borrowings and availability under our lines of credit (in thousands):

	June 28,	December 29,
	2008	2007
Outstanding borrowings on the line of credit	$5,662	$4,872
Outstanding borrowings on the equipment line of credit	$678	$872
Borrowing availability under the line of credit	$337	$6,366
Prime rate	5.0%	7.25%

Any borrowings under our revolving and equipment lines of credit are collateralized by a general first priority lien against all of our assets, both tangible and intangible.

While we are currently in compliance with all of our financial covenants and expect to maintain compliance for the foreseeable future, we have in the past been in violation of one or more covenants. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases will continue to be a financing alternative that we may pursue in the future.

Letters of Credit

In June 2008, we entered into an agreement with our bank to issue a commercial letter of credit, or LC, up to $2 million to support purchases of inventory from a supplier. As part of this agreement, we are required to pledge cash as collateral for the full amount of the LC, and thus, as of June 28, 2008, $2 million is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheet.

Subsequently, in July 2008, we entered into a second similar agreement with our bank to issue another commercial LC up to $2 million to support inventory purchases from a supplier. This agreement also requires us to pledge cash as collateral for the full amount of the LC.

Investments in Marketable Securities

During the quarter ended June 28, 2008, we were able to liquidate at par value two of our marketable securities investments in AAA rated auction rate securities with a total purchased cost of $2.0 million and accordingly, we reversed the cumulative unrealized loss on these investments of approximately $0.2 million that was previously recorded as of March 29, 2008.

The recent disruptions in the credit market continue to adversely affect the market for auction rate securities, such that these securities generally remain illiquid. As of June 28, 2008, we held two investments in auction rate securities with a total purchased cost of $1.0 million. These two investments represent (i) a fully insured debt obligation of a municipality and (ii) a AAA rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education. Given the insufficient observable market information available, we have valued these investments using assumptions including discounted cash flows, credit quality and expected duration. We are not currently able to predict how long these investments will remain illiquid, and as such, they have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheets. We do not believe that the illiquidity of these investments will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements. We have concluded that the unrealized losses on these investments, which totaled approximately $28,000 at June 28, 2008, are temporary because (i) we believe that the decline in market value and absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we have the intent and ability to hold these investments until a recovery in market value occurs.

The fair value of our investments in marketable securities could change significantly in the future and we may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

We believe our existing cash and investment balances, borrowing availability under our bank credit facility, and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. We could be required, or may choose, to seek additional funding through public or private equity or debt financings. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. These additional funds may not be available on terms acceptable to us, or at all.

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

Item 4.                          Controls and Procedures

Not Applicable.

Item 4T.                 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended June 28, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended June 28, 2008, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

(a) Our 2008 annual meeting of stockholders was held on May 28, 2008.

(b) At our 2008 annual meeting of stockholders, the stockholders elected each of the following nominees as directors, to serve on our Board of Directors until our 2009 annual meeting of stockholders or until their respective successors are elected and qualified (or their earlier resignation or removal). The vote for each director was as follows:

	Votes For	Votes Withheld	Abstentions
Chun Ki Hong	11,409,006	697,781	7,748,624
Nam Ki Hong	11,730,681	376,106	7,748,624
Thomas F. Lagatta	11,255,174	851,613	7,748,624
Alan H. Portnoy	11,732,221	374,566	7,748,624
David M. Rickey	11,255,174	851,613	7,748,624
Preston Romm	11,255,174	851,613	7,748,624

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

Date: August 7, 2008		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
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