Form 10-Q
period 2008-09-27
NETLIST INC
filed 2008-11-07
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

or

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

19,855,411 shares outstanding at October 31, 2008

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 27,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,081	$7,182
Restricted cash	2,000	—
Investments in marketable securities	9,224	15,573
Accounts receivable, net	15,749	12,034
Inventories	4,432	3,333
Income taxes receivable	595	708
Deferred taxes	1,254	3,464
Prepaid expenses and other current assets	902	392
Total current assets	46,237	42,686

Property and equipment, net	7,753	8,191
Deferred taxes	—	1,065
Long-term investments in marketable securities	963	7,814
Other assets	548	600
Total assets	$55,501	$60,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,238	$6,697
Revolving line of credit	12,241	4,872
Current portion of long-term debt	491	740
Current portion of deferred gain on sale and leaseback transaction	118	118
Accrued expenses and other current liabilities	2,360	2,872
Total current liabilities	20,448	15,299
Long-term debt, net of current portion	280	638
Deferred gain on sale and leaseback transaction, net of current portion	137	226
Total liabilities	20,865	16,163
Commitments and contingencies
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	69,086	68,109
Accumulated deficit	(34,156)	(23,899)
Accumulated other comprehensive loss	(314)	(37)
Total stockholders’ equity	34,636	44,193
Total liabilities and stockholders’ equity	$55,501	$60,356

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales	$28,876	$27,194	$60,409	$77,543
Cost of sales(1)	26,832	23,027	52,575	73,850
Gross profit	2,044	4,167	7,834	3,693
Operating expenses:
Research and development(1)	1,651	1,256	4,943	3,801
Selling, general and administrative(1)	3,364	4,040	10,142	11,589
Total operating expenses	5,015	5,296	15,085	15,390
Operating loss	(2,971)	(1,129)	(7,251)	(11,697)
Other income:
Interest income, net	38	142	381	256
Other income (expense), net	13	(33)	(55)	(28)
Total other income, net	51	109	326	228
Loss before provision (benefit) for income taxes	(2,920)	(1,020)	(6,925)	(11,469)
Provision (benefit) for income taxes	4,502	(363)	3,332	(4,227)
Net loss	$(7,422)	$(657)	$(10,257)	$(7,242)
Net loss per common share:
Basic and diluted	$(0.37)	$(0.03)	$(0.52)	$(0.37)
Weighted-average common shares outstanding:
Basic and diluted	19,855	19,689	19,845	19,655

(1)  Amounts include stock-based compensation expense as follows:

Cost of sales	$44	$53	$106	$161
Research and development	55	40	140	105
Selling, general and administrative	263	219	735	668

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Cash flows from operating activities:
Net loss	$(10,257)	$(7,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,779	1,013
Amortization of deferred gain on sale and leaseback transaction	(89)	(89)
Deferred income taxes	3,275	(4,577)
Impairment of long-lived asset	—	257
Loss on disposal of assets	17	68
Loss on inventory adjustments	—	5,063
Facility relocation charge	—	150
Stock-based compensation	981	934
Provision for bad debts	258	51
Changes in operating assets and liabilities:
Accounts receivable	(3,973)	7,314
Inventories	(1,099)	8,452
Income taxes receivable	113	—
Prepaid expenses and other current assets	(510)	541
Other assets	(229)	(364)
Accounts payable	(1,459)	(2,442)
Income taxes payable	—	(706)
Accrued expenses and other current liabilities	(512)	(666)
Net cash provided by (used in) operating activities	(11,705)	7,757
Cash flows from investing activities:
Acquisition of property and equipment	(1,077)	(5,530)
Repayment of note receivable from stockholder	—	1
Purchase of investments in marketable securities	(6,677)	(50,944)
Proceeds from maturities and sales of investments in marketable securities	19,600	33,550
Net cash provided by (used in) investing activities	11,846	(22,923)
Cash flows from financing activities:
Borrowings on lines of credit	78,999	86,740
Payments on lines of credit	(71,630)	(95,698)
Borrowings on debt	—	290
Payments on debt	(607)	(852)
Increase in restricted cash	(2,000)	—
Proceeds from exercise of stock options and warrants	—	161
Reversal of unrealized excess tax benefit from exercise of warrants	(4)	—
Net cash provided by (used in) financing activities	4,758	(9,359)
Increase (decrease) in cash and cash equivalents	4,899	(24,525)
Cash and cash equivalents at beginning of period	7,182	30,975
Cash and cash equivalents at end of period	$12,081	$6,450

Supplemental disclosure of non-cash investing activities:
Reclassification of other assets to property and equipment	$281	$—
Unrealized losses from investments in marketable securities	$277	$—

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2008

Note 1—Description of Business

Netlist, Inc. (the “Company” or “Netlist”) designs and manufactures high performance memory subsystems for the server, high performance computing and communications markets. The Company’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 29, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2008.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company and its wholly owned subsidiaries as of September 27, 2008 and December 29, 2007, the consolidated results of its operations for the three and nine months ended September 27, 2008 and September 29, 2007, and the consolidated cash flows for the nine months ended September 27, 2008 and September 29, 2007. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31. For fiscal 2008, the Company’s fiscal year end is scheduled to be January 3, 2009 and will consist of 53 weeks. Each of the Company’s first three quarters in a fiscal year is comprised of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, recoverability of long-lived assets, stock-based compensation expense and realization of deferred tax assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company’s revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers (“OEMs”). Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits (“ICs”) totaling approximately $0.1 million and $0.3 million, respectively, during the three and nine months ended September 27, 2008 and approximately $0.4 million and $1.8 million, respectively, for the three and nine months ended September 29, 2007.

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

A portion of the Company’s shipments are made to third-party inventory warehouses, or hubs, and the Company recognizes revenue when the inventory is pulled from the hub for use in production by the customer. The Company receives a report from the customer on a daily basis indicating the inventories pulled from a hub for use by the customer, and performs a daily reconciliation of inventories shipped to and pulled by the customer to those inventories reflected on the customer’s reports to ensure that sales are recognized in the appropriate periods.

All amounts billed to customers related to shipping and handling are classified as revenues, while all costs incurred by the Company for shipping and handling are classified as cost of sales.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three month or less.

Restricted Cash

Restricted cash represents amounts pledged as collateral on an outstanding letter of credit.

Investments in Marketable Securities

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Financial Accounting Standards Board (“FASB”) Staff Position SFAS Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities. Available-for-sale securities are stated at market value, and are generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments. Effective December 30, 2007, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. and expands required disclosures about fair value measurements. Pursuant to SFAS 157, other than for certain investments in auction rate securities (see Note 4), the fair value of the Company’s cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets (“Level 1 Inputs”). The Company believes that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

In accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the accompanying unaudited condensed consolidated statements of operations includes (i) compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Given that stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates used by the Company are based on historical forfeiture experience and estimated future forfeitures.

The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of these awards. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company’s belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on the Company’s history and expectation of dividend payouts. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Income Taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”), the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

New Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues. FSP 157-3 is effective immediately, and applies to the Company’s September 27, 2008 financial statements. The Company has concluded that the application of FSP 157-3 did not have a material impact on its consolidated financial position and results of operations as of and for the periods ended September 27, 2008.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	September 27,	December 29,
	2008	2007
Raw materials	$1,346	$1,878
Work in process	692	425
Finished goods	2,394	1,030
	$4,432	$3,333

Warranty Liability

The following table summarizes the activity related to the warranty liability (in thousands):

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Beginning balance	$353	$298
Charged to costs and expenses	86	173
Usage	(140)	(114)
Ending balance	$299	$357

The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Facility Relocation Costs

The following table summarizes the activity related to the Company’s accrual for facility relocation costs during the nine months ended September 27, 2008 (in thousands):

Nine Months Ended
September 27,
2008
Beginning balance	$103
Charged to costs and expenses	—
Net payments	(54)
Ending balance	$49

The liability for facility relocation costs is included as a component of accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Comprehensive Loss

The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net loss	$(7,422)	$(657)	$(10,257)	$(7,242)
Other comprehensive loss:
Change in net unrealized loss on investments	(287)	25	(264)	18
Reclassification adjustment for net realized gain included in net loss	—	—	(13)	—
Total comprehensive loss	$(7,709)	$(632)	$(10,534)	$(7,224)

Accumulated other comprehensive loss reflected on the unaudited condensed consolidated balance sheets at September 27, 2008 and December 29, 2007 represents accumulated net unrealized losses on investments in marketable securities.

Computation of Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Numerator: Net loss	$(7,422)	$(657)	$(10,257)	$(7,242)
Denominator: Weighted-average common shares outstanding	19,855	19,689	19,845	19,655
Net loss per share, basic and diluted	$(0.37)	$(0.03)	$(0.52)	$(0.37)

The following table sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, which have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the periods then ended (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Common share equivalents	919	1,084	902	1,519

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the periods then ended.

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods presented:

	Three Months Ended			Nine Months Ended
	September 27,	September 29,		September 27,	September 29,
	2008	2007		2008	2007
Customer:
Dell	47%	75%		57%	53%
Hewlett Packard	47%	*	%	34%	21%

* less than 10% of net sales

The Company’s accounts receivable are concentrated with two customers at September 27, 2008 representing approximately 40% and 54% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

Note 4—Fair Value Measurements

In accordance with SFAS 157, the following table details the fair value measurements within the fair value hierarchy of the Company’s investments in marketable securities (in thousands):

Fair Value Measurements at September 27, 2008 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	September 27,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$10,187	$9,224	$—	$963

Fair value measurements using Level 3 inputs in the table above relate to the Company’s investments in auction rate securities. Level 3 inputs are unobservable inputs used to estimate the fair value of assets or liabilities and are utilized to the extent that observable inputs are not available.

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

Nine Months Ended
September 27,
2008
Beginning balance	$—
Transfers into Level 3	1,002
Unrealized loss included in accumulated other comprehensive loss	(39)
Purchases, sales, issuances and settlements, net	—
Ending balance	$963

Auction Rate Securities

The recent disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of September 27, 2008, the Company held two investments in auction rate securities with a total purchased cost of $1.0 million. These two investments represent (i) a fully insured debt obligation of a municipality and (ii) a AAA rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education. Given the insufficient observable market inputs and related information available, the Company has classified its investments in auction rate securities within Level 3 of the fair value hierarchy. The Company has estimated the fair value of these investments using a discounted cash flow model which included assumptions about the credit quality and expected duration of the investments, along with discount rates affected for the general lack of liquidity. These assumptions reflect the Company’s estimates about the reasonable assumptions market participants would likely use in valuing the investments, including assumptions about risk, developed based on the best information available in the circumstances.

The Company does not believe that the current illiquidity of its investments in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying securities may be called by the issuer. Given these and other uncertainties, the Company’s investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheet as of September 27, 2008. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $39,000 at September 27, 2008, are temporary because (i) the Company believes that the absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in the market occurs.

Other Investments in Marketable Securities

Excluding its auction rate securities, the gross unrealized losses on the Company’s other investments in marketable securities totaled approximately $275,000 as of September 27, 2008, and are generally due to the ongoing uncertainties in the credit and financial markets, as well as the overall current economic environment. The fair value of these investments was determined based on Level 1 inputs, consisting of quoted prices from actual market transactions for identical investments. The Company has determined that the unrealized losses on these investments as of September 27, 2008 are temporary in nature. Factors considered in determining whether impairments are other than temporary include (i) the length of time and extent to which fair value has been less than the amortized cost basis, (ii) the financial condition and near-term prospects of the investee and (iii) the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. The fair value of the Company’s investments in marketable securities could change significantly in the future and the Company may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

Note 5—Credit Agreement

In May 2008, the Company executed the Ninth Amendment to its Amended and Restated Credit and Security Agreement (the “Ninth Amendment”). Among other things, the Ninth Amendment revised certain minimum profitability financial covenant requirements and also eliminated the Company’s previous minimum monthly book net worth financial covenant requirement. Additionally, the Company’s nonrevolving equipment financing line of credit was revised to allow the Company to borrow up to an additional maximum of $0.9 million to finance up to 80% of the cost of equipment purchases through the end of fiscal 2008. Principal on any of these additional borrowings is scheduled to be repaid in 42 equal monthly installments commencing January 1, 2009. Interest on the Company’s existing and future equipment line of credit advances was payable monthly at the prime rate. The Ninth Amendment was effective as of the beginning of the Company’s second quarter of 2008.

In October 2008, the Company executed the Tenth Amendment to its Amended and Restated Credit and Security Agreement (the “Tenth Amendment”). Among other things, this amendment further revised the Company’s minimum profitability financial covenant requirement. The Tenth Amendment also revised the monthly interest rate charged on future credit advances under the line of credit to the greater of (i) the sum of the prime rate plus 3% or (ii) 5%.

As of September 27, 2008, the Company was not in compliance with its financial covenant related to minimum monthly profitability. In October 2008, in connection with the execution of the Tenth Amendment, the Company received a waiver from its lender for this covenant violation. The Company cannot assure that it will not violate one or more covenants in the future. If it were to be in violation of covenants under its current credit agreement, the Company’s lender could choose to accelerate payment on all outstanding loan balances. There can be no assurance that the Company would be able to quickly obtain equivalent or suitable replacement financing in this event. If the Company were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on its financial condition.

The following table presents details of interest expense related to borrowings on the line of credit, along with certain other applicable information (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Interest expense	$94	$163	$180	$712

	September 27,	December 29,
	2008	2007
Outstanding borrowings on the line of credit	$12,241	$4,872
Borrowing availability under the line of credit	$1,304	$6,366

Any borrowings under the Company’s revolving and equipment lines of credit are collateralized by a general first priority lien against all of the Company’s assets, both tangible and intangible.

Note 6—Letters of Credit

In June 2008, the Company entered into an agreement with its bank to issue a commercial letter of credit (“LC”) up to $2 million to support purchases of inventory from a supplier. As part of this agreement, the Company is required to pledge cash as collateral for the full amount of the LC, and thus, as of September 27, 2008, $2 million is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheet.

In July 2008, the Company entered into a second similar agreement with its bank to issue another commercial LC up to $2 million to support inventory purchases from another supplier; however this agreement was cancelled in September 2008.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 27,	December 29,
	2008	2007
Obligations under capital leases	$166	$432
Equipment note payable to bank	580	872
Notes payable to others	25	74
	771	1,378
Less current portion	(491)	(740)
	$280	$638

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Interest expense	$18	$58	$85	$166

Note 8—Income Taxes

The following table sets forth the Company’s provision (benefit) for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Provision (benefit) for income taxes	$4,502	$(363)	$3,332	$(4,227)
Effective tax rate	154%	(36)%	48%	(37)%

In accordance with SFAS 109, the Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified. In the third quarter of fiscal 2008, the Company recorded a net charge to income tax expense of approximately $4.5 million related to establishing a partial valuation allowance against its deferred income tax assets. The Company’s determination to record a valuation allowance was based on the recent history of cumulative losses as well as uncertainty of the utilization of deferred tax assets in the near future. The remaining deferred tax asset of approximately $1.3 million at September 27, 2008 relates to federal taxes paid where refund claims are expected to be made for net operating losses that can be carried back to prior years. In addition, the Company discontinued recording income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize its deferred tax assets. The Company’s effective tax rates for the three and nine months ended September 27, 2008 differ from the 35% statutory rate primarily due to the establishment of the partial valuation allowance.

Note 9—Commitments and Contingencies

Federal Securities Class Action

Beginning in May 2007, the Company, certain of its officers and directors, and the Company’s underwriters were named as defendants in four purported class action shareholder complaints, two of which were filed in the U.S. District Court for the Southern District of New York, and two of which were filed in the U.S. District Court for the Central District of California. These purported class action lawsuits were filed on behalf of persons and entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Company’s November 30, 2006 Initial Public Offering (the “IPO”). The lawsuits were consolidated into a single action—Belodoff v. Netlist, Inc., Lead Case No. SACV07-677 DOC (MLGx)—

which is currently pending in the Central District of California. Lead Plaintiff filed the Consolidated Complaint on November 5, 2007. Defendants filed their motions to dismiss the Consolidated Complaint on January 9, 2008. The motions to dismiss were taken under submission on April 28, 2008 and on May 30, 2008, the Court granted the defendants’ motions. However, plaintiffs were granted the right to amend their complaint and subsequently filed their First Amended Consolidated Class Action Complaint (the “Amended Complaint”) on July 15, 2008. Generally, the Amended Complaint alleges that the Registration Statement issued by the Company in connection with the IPO contained untrue statements of material fact or omissions of material fact in violation of Sections 11 and 15 of Securities Act of 1933. The deadline for defendants to answer, move to dismiss or otherwise respond to the Amended Complaint is January 9, 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. However, at this time, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. If an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss.

California Derivative Action

In August 2007, a derivative lawsuit was filed in California Superior Court for County of Orange—Smith v. Hong, Case No. 07CC01359—against certain of the Company’s officers and directors. This action contains factual allegations similar to those of the federal class action lawsuit described above, but the plaintiff in this case also asserts claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The plaintiff seeks unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by the defendants. The defendants in this action have not responded to the complaint. Pursuant to a stipulation, the parties agreed to temporarily stay the action pending the ultimate decision on the defendants’ motions to dismiss in the federal securities class action. The parties also agreed that twenty days after the court in the federal securities class action issues a final ruling as to the motions to dismiss brought in that action, the parties will meet and confer regarding the time for defendants to respond to the complaint in this derivative action. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. At this time, however, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss. In addition, the Company received correspondence from counsel for a purported shareholder requesting that the Company take actions to investigate and remedy alleged wrongdoing by unidentified former and current officers and/or directors based on allegations similar to those in the Smith v. Hong derivative case. The Company, through its Board of Directors, has evaluated and rejected this request.

Patent Claims

In May 2008, the Company initiated discussions with Google, Inc. regarding the Company’s claims that Google has infringed on a U.S. Patent assigned to the Company relating generally to “rank multiplication” in memory modules.  On August 29, 2008, Google filed a declaratory judgment lawsuit against the Company in United States District Court for the Northern District of California, seeking a declaration that Google did not infringe on the Company’s patent, and that the Company’s patent is invalid.  The Company has not been served with the complaint.  The Company’s discussions with Google are ongoing.  If those discussions do not lead to an amicable resolution, the Company intends to vigorously defend against Google’s claims, and to assert counterclaims for patent infringement against Google.

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

Note 10—Stock Options and Warrants

Common Stock Options

A summary of the Company’s common stock option activity as of and for the nine months ended September 27, 2008 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 29, 2007	3,746	$3.06
Options granted	780	1.68
Options exercised	—	—
Options cancelled	(350)	2.73
Options outstanding at September 27, 2008	4,176	$2.83

The per share fair values of common stock options granted by the Company in the nine months ended September 27, 2008 have been estimated with the following weighted average assumptions:

Expected term (in years)	5.4
Expected volatility	80%
Risk-free interest rate	3.12%
Expected dividends	—
Weighted-average grant date fair value per share	$1.13

At September 27, 2008, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2008 through fiscal 2012 related to unvested common stock options is approximately $2.9 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.3 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

Warrants

A summary of activity with respect to outstanding warrants to purchase shares of the Company’s common stock as of and for the nine months ended September 27, 2008 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at December 29, 2007	318	$1.01
Warrants granted	—	—
Warrants exercised	(97)	1.00
Warrants cancelled	(203)	1.00
Warrants outstanding and exercisable at September 27, 2008	18	$1.25

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

At September 27, 2008, approximately $4.0 million of the Company’s net long-lived assets were located outside the U.S., primarily in the PRC.

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

Overview

We design, manufacture and sell high performance memory subsystems for the server, high performance computing and communications markets. Our memory subsystems consist of dynamic random access memory integrated circuits, or DRAM ICs, NAND flash memory, or NAND, and other components assembled on a printed circuit board, or PCB. We engage with our original equipment manufacturer, or OEM, customers from the earliest stages of new product definition, which provides us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell and Hewlett Packard represented approximately 57% and 34%, respectively, of our net sales for the nine months ended September 27, 2008. Dell and Hewlett Packard represented approximately 53% and 21%, respectively, of our net sales for the nine months ended September 27, 2007. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers, or EMSs, for incorporation into products manufactured exclusively for the OEM customer. These net sales to EMSs have historically fluctuated period by period as a portion of the total net sales to these OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 12% of net sales to Dell for the nine months ended September 27, 2008 and approximately 58% of net sales to Dell for the nine months ended September 29, 2007.

Key Business Metrics

The following describes certain line items in our statements of operations that are important to management’s assessment of our financial performance:

Net Sales. Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs and NAND. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in United States, or U.S., dollars. We also sell excess component inventory of DRAM ICs and NAND to distributors and other users of memory ICs. As compared to previous years, component inventory sales have significantly decreased as a percentage of net sales as a result of our efforts to diversify both our customer and product line bases. This diversification effort has also allowed us to use components in a wider range of memory subsystems. We expect that component inventory sales will continue to represent a minimal portion of our net sales in future periods.

Cost of Sales. Our cost of sales includes the cost of materials, manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation and occupancy costs and other allocated fixed costs. The DRAM ICs and NAND incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs and NAND. We attempt to pass through such DRAM IC and NAND flash memory cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. To the extent we are successful, a large majority of our product cost is variable, and thus our cost of sales and gross margin percentages may not be significantly impacted by changes in sales volume. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs and NAND, which affects gross margins. The gross margin on our sales of excess component DRAM IC and NAND inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, a decrease in DRAM IC and NAND inventory sales as a percentage of our overall sales could result in an improved overall gross margin. We assess the valuation of our inventories on a monthly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or net realizable value.

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

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling efforts is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. As we continue to service existing and establish new customers, we anticipate that our sales and marketing expenses will increase. We also anticipate that our general and administrative expenses related to accounting and legal expenses associated with our ongoing public reporting obligations will generally remain consistent during the remainder of fiscal 2008; however, beginning in fiscal 2009, we anticipate being subject to attestation services requirements with respect to our internal control over financial reporting, the result of which will increase such expenses in future periods.

Provision (Benefit) for Income Taxes. Our income tax provision (benefit) is based on the statutory federal tax rate of 35% and is typically impacted by state taxes and permanent book-tax differences, as well as adjustments to our deferred tax balances through the establishment of valuation allowances when determined necessary.

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

We assess collectibility based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer’s payment history. A portion of our shipments are made to third party inventory warehouses, or hubs, and we recognize revenue when the inventory is pulled from the hub for use in production by the customer. We receive a report from the customer on a daily basis indicating the inventories pulled from a hub for use by the customer, and perform a daily reconciliation of inventories shipped to and pulled by the customer to those inventories reflected on the customer’s reports to ensure that sales are recognized in the appropriate periods. We have historically had good visibility into the inventories on-hand at hub locations and also what our customers intend to pull within each reporting period. However, if a customer does not pull our inventory from its hub in accordance with the schedule it originally provided to us, our predicted future revenues could vary from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventories that are physically located in hubs, our ability to effectively manage inventory levels may be impaired, causing our inventory turns to decrease, which would increase expenses associated with excess and obsolete inventories and negatively impact our cash flow.

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

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, or SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS 123R.

We currently use the Black-Scholes option pricing model to estimate the fair value of our common stock option awards. While this model meets the requirements of SFAS 123R, the estimated fair values generated by it may not be indicative of the actual fair values of these awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of our common stock option awards. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on our belief that we currently have limited historical data regarding the volatility of our stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on our history and expectation of dividend payouts. We evaluate the assumptions used to value our common stock option awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in prior periods.

The value of the portion of stock-based awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our financial statements. Given that stock-based compensation expense recognized in our financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional common stock options or other stock-based awards.

Income Taxes. Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year, or a year-to-date loss where no tax benefit can be recognized, are excluded from our estimated annual effective tax rate. The impact of excluding these items could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we operate at a loss for an extended period of time or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period. Any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities, and our reported financial results. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	100%	100%	100%	100%
Cost of sales	93	85	87	95
Gross profit	7	15	13	5
Operating expenses:
Research and development	6	5	8	5
Selling, general and administrative	12	15	17	15
Total operating expenses	17	19	25	20
Operating loss	(10)	(4)	(12)	(15)
Other income:
Interest income, net	—	—	1	—
Other income (expense), net	—	—	—	—
Total other income, net	—	—	1	—

Loss before provision (benefit) for income taxes	(10)	(4)	(11)	(15)
Provision (benefit) for income taxes	16	(1)	6	(5)
Net loss	(26)%	(1)%	(17)%	(9)%

Three and Nine Months Ended September 27, 2008 Compared to Three and Nine Months Ended September 29, 2007

Net Sales, Cost of Sales and Gross Profit.

The following tables present net sales, cost of sales and gross profit for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands, except percentages):

	Three Months Ended
	September 27,	September 29,	Increase	%
	2008	2007	(Decrease)	Change

Net sales	$28,876	$27,194	$1,682	6%
Cost of sales	26,832	23,027	3,805	17%
Gross profit	$2,044	$4,167	$(2,123)	(51)%
Gross margin	7%	15%	(8)%

	Nine Months Ended
	September 27,	September 29,	Increase	%
	2008	2007	(Decrease)	Change

Net sales	$60,409	$77,543	$(17,134)	(22)%
Cost of sales	52,575	73,850	(21,275)	(29)%
Gross profit	$7,834	$3,693	$4,141	112%
Gross margin	13%	5%	8%

Net Sales.  The overall decrease in our net sales during the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007 was primarily driven by the slower than expected growth in sales of certain of our flash and high density server modules, as well as a decline in net sales of memory subsystems used to control redundant arrays of independent disks, or RAIDs, as a result of certain key programs and designs nearing an end-of-life in 2008. Additionally, our net sales were adversely affected to a lesser extent by the fact that during the third quarter of 2008 the market price of mainstream DRAM IC’s decreased by approximately 32%, which affected the selling prices of certain of our products. The decrease in our net sales during this period was partially offset, however, by strong growth in our line of low-power fully buffered dual in-line memory modules, or FBDIMMs, which experienced a significant ramp in sales volumes to certain key OEM customers beginning in 2008.

The increase in net sales for the three months ended September 27, 2008 as compared to the three months ended September 29, 2007 resulted primarily from increases of approximately (i) $7.9 million in net sales of laptop personal computer memory subsystems, (ii) $5.9 million in net sales of our low-power FBDIMMs and (iii) $0.3 million in net sales of flash products. The above increases were partially offset by decreases of approximately (i) $9.6 million in net sales of memory subsystems used to control RAIDs, (ii) $1.9 million in net sales of certain high density memory modules for the server market and related applications and (iii) $0.8 million in net sales of memory modules for certain desktop-related applications.

The decrease in net sales for the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007 resulted primarily from decreases of approximately (i) $20.2 million in net sales of memory subsystems used to control RAIDs, (ii) $17.7 million in net sales of certain high density memory modules for the server market and related applications and (iii) $1.5 million in net sales of memory modules for certain desktop-related applications. The above decreases were partially offset by an increase of approximately $22.2 million in net sales of our low-power FBDIMMs.

Should market price declines for DRAM ICs and/or NAND continue, our net sales could be adversely impacted in future periods as we lower prices on some products to meet market conditions.

Sales of our component inventory to distributors and other users of memory ICs represented less than 1% of net sales for both the three and nine months ended September 27, 2008, respectively. For both the three and nine months ended September 29, 2007, such sales represented approximately 2% of our total net sales, respectively. As compared to previous years, component inventory sales have significantly decreased as a percentage of net sales as a result of our efforts to diversify both our customer and product line bases. This diversification effort has also allowed us to use components in a wider range of memory subsystems.

Gross Profit and Gross Margin.  The decrease in gross profit and gross margin for the three months ended September 27, 2008 as compared to the three months ended September 29, 2007 is substantially due to our overall product sales mix during this period, whereby a higher percentage of our total net sales were derived from lower margin products. To a lesser extent, our gross profit was affected by the decline in selling prices of certain of our products during this period, as described above.

The overall increase in gross profit and gross margin for the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007 is primarily due to the significant decreases in the market price of DRAM ICs during the first half of 2007. These price declines negatively impacted the valuation of our inventories, whereby we incurred a loss in the nine months ended September 29, 2007 of approximately $5.1 million, which directly affected our gross margin for this period. Additionally, as compared to 2007, our gross margin for the nine months ended September 27, 2008 was more normalized due to the general stabilization of DRAM IC market prices during the first half of 2008; however, the shift in our sales mix during the third quarter of 2008, as described above, adversely affected our gross margin for this period.

During 2008 we have also realized certain benefits and cost savings as a result of having transitioned a majority of our production manufacturing volume to our facility in the People’s Republic of China. Our total production and manufacturing costs for the nine months ended September 27, 2008 decreased approximately 43% as compared to the corresponding period in 2007.

Should the market prices of DRAM ICs and/or NAND decline in future periods, or should our product sales mix continue to shift more toward lower margin products, our gross profit, gross margin and overall operating results could be adversely affected.

Research and Development.

The following tables present research and development expenses for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands, except percentages):

	Three Months Ended
	September 27,	September 29,		%
	2008	2007	Increase	Change
Research and development	$1,651	$1,256	$395	31%

	Nine Months Ended
	September 27,	September 29,		%
	2008	2007	Increase	Change
Research and development	$4,943	$3,801	$1,142	30%

The increase in research and development expense in the three months ended September 27, 2008 as compared to the three months ended September 29, 2007 resulted primarily from an increase of approximately $0.4 million in personnel-related expenses.

The increase in research and development expense in the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007 resulted primarily from increases of approximately (i) $1.1 million in personnel-related expenses and (ii) $0.1 million in legal and professional services due primarily to our increased activities in 2008 related to new product opportunities and new and emerging markets. The above increases were partially offset primarily by a decrease of approximately $0.2 million in expenses related to product qualification testing and various allocated overhead expenses.

The increases in personnel-related expenses are primarily attributable to an increase in the number of employees engaged in research and development activities since September 29, 2007, as well as compensation increases.

Selling, General and Administrative.

The following tables present selling, general and administrative expenses for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands, except percentages):

	Three Months Ended
	September 27,	September 29,		%
	2008	2007	Decrease	Change
Selling, general and administrative	$3,364	$4,040	$(676)	(17)%

	Nine Months Ended
	September 27,	September 29,		%
	2008	2007	Decrease	Change
Selling, general and administrative	$10,142	$11,589	$(1,447)	(12)%

The decrease in selling, general and administrative expense in the three months ended September 27, 2008 as compared to the three months ended September 29, 2007 resulted primarily from decreases of approximately (i) $0.8 million in personnel-related expenses, (ii) $0.2 million in facility lease relocation costs incurred in 2007 and (iii) $0.2 million in legal and professional fees. The above decreases are partially offset primarily by increases of approximately (i) $0.3 million in bad debt expense, (ii) $0.1 million in sales commission and related expenses and (iii) $0.1 million in various allocated overhead expenses.

The decrease in selling, general and administrative expense in the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007 resulted primarily from decreases of approximately (i) $1.3 million in personnel-related expenses, (ii) $0.4 million in legal and professional fees, (iii) $0.2 million in commission and travel-related expenses, (iv) $0.2 million in facility lease relocation costs incurred in 2007 and (v) $0.1 million in product qualification, evaluation and advertising. The above decreases were partially offset primarily by increases of approximately (i) $0.5 million in various allocated overhead expenses, which include, but are not limited to, expenses for rent, insurance and depreciation, (ii) $0.3 million in bad debt expense and (ii) $0.1 million in stock compensation expense.

The decreases in personnel-related expenses are primarily attributable to a decrease in the number of employees engaged in selling, general and administrative activities of approximately 15% since September 29, 2007. The decreases in legal and professional fees are primarily a result of the significant costs we incurred in 2007 to begin operating as a public company, including costs related to our initial documentation and assessment of internal control over financial reporting, as well as lower legal fees in 2008 related to current litigation matters since the majority of such expenses became reimbursable from our insurance carrier in the current year. The increase in bad debt expense during the current year is a result of a write-down we recorded during the third quarter of 2008 for certain customer accounts receivable for which collection has become uncertain.

Other Income (Expense).

The following tables present other income (expense) for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands, except percentages):

	Three Months Ended
	September 27,	September 29,	Increase	%
	2008	2007	(Decrease)	Change
Interest income, net	$38	$142	$(104)	(73)%
Other income (expense), net	13	(33)	46	(139)%
Total other income, net	$51	$109	$(58)	(53)%

	Nine Months Ended
	September 27,	September 29,	Increase	%
	2008	2007	(Decrease)	Change
Interest income, net	$381	$256	$125	49%
Other income (expense), net	(55)	(28)	(27)	(96)%
Total other income, net	$326	$228	$98	43%

Net interest income for the three and nine months ended September 27, 2008 was comprised of interest income of approximately $0.2 million and $0.7 million, respectively, partially offset by interest expense of approximately $0.1 million and $0.3 million, respectively. Net interest income for the three and nine months ended September 29, 2007 was comprised of interest income of approximately $0.4 million and $1.3 million, respectively, partially offset by interest expense of approximately $0.3 million and $1.0 million, respectively. The decrease in interest income during 2008 as compared to 2007 was primarily due to our lower overall cash and investment balances on-hand during the current year. The decrease in interest expense during 2008 as compared to 2007 resulted primarily from our lower average outstanding line of credit and debt balances during the current year.

Other expense, net, for the nine months ended September 27, 2008 is primarily comprised of losses on certain foreign currency remeasurement transactions, partially offset by realized gains on the sale of certain investments in marketable securities.

Provision (Benefit) for Income Taxes.

The following tables present the provision (benefit) for income taxes for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands, except percentages):

	Three Months Ended
	September 27,	September 29,		%
	2008	2007	Increase	Change
Provision (benefit) for income taxes	$4,502	$(363)	$4,865	1,340%
Effective tax rate	154%	(36)%

	Nine Months Ended
	September 27,	September 29,		%
	2008	2007	Increase	Change
Provision (benefit) for income taxes	$3,332	$(4,227)	$7,559	179%
Effective tax rate	48%	(37)%

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

We use the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future income, tax planning strategies, and recent financial performance including carryback opportunities to the extent available. In the third quarter of fiscal 2008, we recorded a net charge to income tax expense of approximately $4.5 million related to establishing a partial valuation allowance against our deferred income tax assets. Our determination to record a valuation allowance was based on our recent history of cumulative losses as well as uncertainty of the utilization of deferred tax assets in the near future. The remaining deferred tax asset of approximately $1.3 million at September 27, 2008 relates to federal taxes paid where refund claims are expected to be made for net operating losses that can be carried back to prior years. In addition, we discontinued recording income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for further details.

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

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	September 27,	December 29,
	2008	2007
Working Capital	$25,789	$27,387

Cash and cash equivalents(1)	$12,081	$7,182
Restricted cash(1)	2,000	—
Short-term marketable securities(1)	9,224	15,573
Long-term marketable securities	963	7,814
	$24,268	$30,569

(1) Included in working capital

Our working capital decreased in the nine months ended September 27, 2008 primarily as a result of a decrease in our current deferred tax balance of approximately $2.2 million due to the establishment of a partial valuation allowance against certain of our deferred income tax assets, partially offset by a combined increase in our cash and cash equivalents, restricted cash and short-term investments in marketable securities balances of approximately $0.6 million due primarily to maturities and sales of certain long-term investments in marketable securities.

Cash Provided and Used in the Nine Months Ended September 27, 2008 and September 29, 2007

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Net cash provided by (used in):
Operating activities	$(11,705)	$7,757
Investing activities	11,846	(22,923)
Financing activities	4,758	(9,359)
Net increase (decrease) in cash and cash equivalents	$4,899	$(24,525)

Operating Activities. Net cash used in operating activities for the nine months ended September 27, 2008 was primarily a result of (i) our net loss for the period of approximately $10.3 million and (ii) approximately $7.7 million in net cash used by changes in operating assets and liabilities, partially offset by approximately $6.2 million in net non-cash operating expenses, primarily comprising deferred income taxes, depreciation and amortization and stock-based compensation.

Accounts receivable increased approximately $3.7 million during the nine months ended September 27, 2008 primarily due to timing differences for certain of our customer payment receipts near the end of the third quarter of 2008.

Net cash provided by operating activities for the nine months ended September 29, 2007 was primarily a result of (i) approximately $2.8 million in net non-cash operating expenses, primarily comprising inventory adjustments, depreciation and amortization, deferred income taxes, stock-based compensation and impairment of long-lived assets and (ii) approximately $12.1 million in net cash provided by changes in operating assets and liabilities, partially offset by a net loss of approximately $7.2 million for the nine months ended September 29, 2007. The changes in operating assets and liabilities which had a significant impact on cash provided by operating activities included (i) a decrease in accounts receivable of approximately $7.3 million, (ii) a decrease in inventories of approximately $8.5 million and (iii) a decrease in accounts payable of approximately $2.4 million. All such decreases in operating assets and liabilities were primarily due to the overall decline in the level of net sales and related operating activities during fiscal 2007 as compared to fiscal 2006.

Investing Activities. Net cash provided by investing activities for the nine months ended September 27, 2008 was primarily a result of proceeds we received from maturities and sales of certain investments in marketable securities of approximately $19.6 million, partially offset by purchases of additional investments in marketable securities of approximately $6.7 million. We also used approximately $1.1 million in cash to purchase additional manufacturing equipment and other property and equipment.

Net cash used in investing activities for the nine months ended September 29, 2007 was primarily a result of purchases of additional investments in marketable securities of approximately $50.9 million, partially offset by proceeds we received from maturities of certain investments in marketable securities of approximately $33.6 million. During the same period, we also used approximately $5.5 million in cash primarily to purchase equipment and leasehold improvements for our facilities in the People’s Republic of China and in Irvine, California.

Financing Activities. Net cash provided by financing activities for the nine months ended September 27, 2008 was primarily a result of approximately $7.4 million in net proceeds we received from net borrowings on our outstanding line of credit. This is partially offset by (i) an increase in restricted cash balances in connection with our pledge of $2.0 million in cash as collateral for a letter of credit and (ii) repayments of approximately $0.6 million on our long term debt.

Net cash used in financing activities for the nine months ended September 29, 2007 was primarily a result of approximately $9.0 million in net repayments on our outstanding revolving line of credit, along with net repayments of approximately $0.6 million on our long term debt.

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

The following table presents details of outstanding borrowings and availability under our lines of credit (in thousands, except percentages):

	September 27,	December 29,
	2008	2007
Outstanding borrowings on the line of credit	$12,241	$4,872
Outstanding borrowings on the equipment line of credit	$580	$872
Borrowing availability under the line of credit	$1,304	$6,366
Prime rate	5.00%	7.25%

Any borrowings under our revolving and equipment lines of credit are collateralized by a general first priority lien against all of our assets, both tangible and intangible.

In October 2008, we executed the Tenth Amendment to our Amended and Restated Credit and Security Agreement, or the Tenth Amendment. Among other things, this amendment further revised our minimum profitability financial covenant requirement. The Tenth Amendment also revised the monthly interest rate charged on future credit advances under the line of credit to the greater of (i) the sum of the prime rate plus 3% or (ii) 5%.

As of September 27, 2008, we were not in compliance with our financial covenant related to minimum monthly profitability. In October 2008, in connection with the execution of the Tenth Amendment, we received a waiver from our lender for this covenant violation. We cannot assure that it will not violate one or more covenants in the future. If we were to be in violation of covenants under our current credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

As of October 31, 2008, the prime rate was 4.0% and our outstanding borrowings on our line of credit was approximately $1.4 million.

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases will continue to be a financing alternative that we may pursue in the future.

Letter of Credit

In June 2008, we entered into an agreement with our bank to issue a commercial letter of credit, or LC, up to $2 million to support purchases of inventory from a supplier. As part of this agreement, we are required to pledge cash as collateral for the full amount of the LC, and thus, as of September 27, 2008, $2 million is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheet.

Auction Rate Securities

The recent disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of September 27, 2008, we held two investments in auction rate securities with a total purchased cost of $1.0 million. These two investments represent (i) a fully insured debt obligation of a municipality and (ii) a AAA rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education. Given the insufficient observable market inputs and related information available, we have classified our investments in auction rate securities within Level 3 of the fair value hierarchy as set forth in SFAS No. 157, Fair Value Measurements, or SFAS 157. We have estimated the fair value of these investments using a discounted cash flow model which included assumptions about the credit quality and expected duration of the investments, along with discount rates affected for the general lack of liquidity. These assumptions reflect our estimates about the reasonable assumptions market participants would likely use in valuing the investments, including assumptions about risk, developed based on the best information available in the circumstances.

We do not believe that the current illiquidity of our investments in auction rate securities will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements. However, we remain uncertain as to when liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying securities may be called by the issuer. Given these and other uncertainties, our investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheet as of September 27, 2008. We have concluded that the estimated gross unrealized losses on these investments, which totaled approximately $39,000 at September 27, 2008, are temporary because (i) we believe that the absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we have the intent and ability to hold these investments until a recovery in the market occurs.

Other Investments in Marketable Securities

Excluding our auction rate securities, the gross unrealized losses on our other investments in marketable securities totaled approximately $275,000 as of September 27, 2008, and are generally due to the ongoing uncertainties in the credit and financial markets, as well as the overall current economic environment. The fair value of these investments was determined based on quoted prices from actual market transactions for identical investments. We have determined that the unrealized losses on these investments as of September 27, 2008 are temporary in nature. Factors considered in determining whether impairments are other than temporary include (i) the length of time and extent to which fair value has been less than the amortized cost basis, (ii) the financial condition and near-term prospects of the investee and (iii) our intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. The fair value of our investments in marketable securities could change significantly in the future and we may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

We believe our existing cash and investment balances, borrowing availability under our bank credit facility, and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, during challenging economic times we may face issues gaining timely access to sufficient credit, which could result in our inability to meet certain of our financial obligations and other related commitments. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. We could be required, or may choose, to seek additional funding through public or private equity or debt financings. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. These additional funds may not be available on terms acceptable to us, or at all.

New Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues. FSP 157-3 is effective immediately, and applies to our September 27, 2008 financial statements. We have concluded that the application of FSP 157-3 did not have a material impact on our consolidated financial position and results of operations as of and for the periods ended September 27, 2008.

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

Item 4.                          Controls and Procedures

Not Applicable.

Item 4T.                 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended September 27, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended September 27, 2008, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

The information set forth in the sections entitled Federal Securities Class Action, California Derivative Action and Patent Claims under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

Item 1A.                 Risk Factors

As a Smaller Reporting Company, we are not required to make any disclosure pursuant to this Item 1A; however, we have included the risk factor directly below given the current macroeconomic environment in which we are currently operating. Please also refer to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the Securities and Exchange Commission on February 29, 2008.

Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the memory market and semiconductor industry.

Recently general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the subprime-mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the memory market, recent international conflicts and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the memory market and related semiconductor industry. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.

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

10.1(2)

Tenth Amendment to Amended and Restated Credit and Security Agreement, dated October 30, 2008, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

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

Date: November 6, 2008		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail Itow
Gail Itow
Vice President and Chief Financial
Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1

Tenth Amendment to Amended and Restated Credit and Security Agreement, dated October 30, 2008, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

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