Form 10-K
period 2009-01-03
NETLIST INC
filed 2009-03-30
CIK 1282631

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates, based on the closing price of the registrant's common stock as reported on The NASDAQ Global Market on June 28, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $16.4 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

          The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001 per share

19,855,411 shares outstanding at March 15, 2009

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders for 2009 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business of Netlist, Inc.

Overview

        We design, manufacture and sell high performance memory subsystems for the server, high performance computing and communications markets. Our memory subsystems consist of dynamic random access memory integrated circuits, or DRAM ICs, NAND flash memory, or NAND, and other components assembled on a printed circuit board, or PCB. We also design custom semiconductor logic devices which are integrated into our memory subsystems in order to increase their performance. We engage with our original equipment manufacturer, or OEM, customers from the earliest stages of new product definition, which provides us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

        We were incorporated in Delaware in June 2000 and commenced operations in September 2000.

Memory Products

DRAM Modules

        We offer a comprehensive lineup of DRAM ICs, memory modules utilizing a wide range of DRAM technologies from legacy Fast Page/Extended-Data-Out, or FP/EDO, and Synchronous DRAM, or SDRAM, to double-data-rate, or DDR, and DDR2 SDRAM and leading-edge high performance DDR3 SDRAM devices. These modules encompass a broad range of form factors and functions and more current dual in-line memory modules, or DIMMs, fully-buffered DIMMs, or FBDIMMS, small outline dual in-line memory modules, or SODIMMs, very low profile, or VLP, DIMMs and mini-DIMMs for space-constrained blade servers, or 1.75 inch thin computing servers, and networking applications. These memory modules come in configurations of up to 244 pins and densities of up to 8GB. We utilize advanced device and module-level packaging/stacking technologies to achieve cost-effective high-density solutions. We also accommodate custom module designs based on specific OEM requirements. Our advanced DDR, DDR2 and DDR3 memory modules are designed to operate with high performance devices available through the extensive use of electrical and thermal simulation and modeling. Our DDR, DDR2 and DDR3 DIMMs are tested at-speed on high-end functional testers utilizing comprehensive test suites, enabling these modules to meet the stringent quality requirements of enterprise class systems.

Flash Modules

        In 2007, we introduced our Industrial Flash products, which are based on state of the art single and dual channel 32 bit RISC microcontrollers that meet the requirements of industrial OEM's applications within networking, telecom and storage markets. With product performance and sustained read across multiple form factors such as Compact Flash, our product line is designed to meet individualized customer requirements and complements our suite of DRAM products.

4 Rank FBDIMM

        FBDIMM technology poses a significant thermal challenge, especially in higher density DIMMs due to the Advanced Memory Buffer, or AMB, and the number of DRAM ICs on the module. We have effectively addressed the above challenges by leveraging many of our core-competencies. The low-power FBDIMM is designed by using a combination of efficient board design, component selection and a cutting-edge thermal engineering. Our FBDIMM design uses the lowest power AMB and a 4-Rank x8 configuration. A high efficiency heat-sink effectively dissipates the heat even at higher memory system utilization, resulting in high performance and reliable memory operation.

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

Small Form Factor DIMM

        1GB, 2GB and 4GB SODIMM are available as non-ECC modules in 200-pin connector form-factor. The 1GB and 2GB VLP and LP Mini-RDIMM are also available as ECC modules in 244-pin connector form-factor. Our small DIMM options help increase the capacities of the mobile clients, workstation, and communication systems at optimal cost.

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

        Very Low Profile Designs.    We were the first company to create a 1 gigabyte memory subsystem in a form factor of less than one inch in height. We believe our proprietary board design technology is particularly useful in the blade server market, where efficient use of motherboard space is critical. Our technology has allowed us to decrease the system board space required for memory, and improve thermal performance and operating speeds, by enabling our customers to use alternative methods of component layout.

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

Customers

        We primarily market and sell our products to leading OEMs in the server, high performance computing and communications markets. Our memory subsystems are incorporated into multiple platforms at customers such as Dell and Hewlett-Packard and other OEMs. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Net sales to our two largest customers, Dell and Hewlett Packard, represented approximately 90% and 78% of our total net sales in 2008 and 2007, respectively. Also refer to Note 15 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers, or EMSs, for incorporation into products manufactured exclusively for the OEM customer. These net sales to EMSs have historically fluctuated period by period as a portion of the total net sales to these OEM customers.

        We expect that our key customers will continue to account for a substantial portion of our net sales in 2009 and in the foreseeable future. These customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period. Our sales are made primarily pursuant to standard purchase orders that may be rescheduled or canceled on relatively short notice. Thus, we do not have a significant customer backlog.

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

        We believe in the timely communication and exchange of information with our customers. We utilize well-trained, highly technical program management teams to successfully drive new product development and quickly respond to our customers' needs and expectations. Our program management teams provide quick response times and act as a single point-of-contact for routine issues during the sales process. Additionally, they address the long-term business and technology goals of our customers. We employ a team approach to business development whereby our sales team and independent representatives identify, qualify and prioritize customer prospects through offices in a number of locations worldwide. For additional information regarding our net sales from external customers by geographic area, refer to Note 16 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

        Our marketing efforts are twofold: creating awareness of the benefits of our proprietary technologies and design techniques in the development of application-specific memory subsystems, and building our brand awareness with our current and potential customers.

Manufacturing

        We currently manufacture substantially all of our products at our facilities in Suzhou in the People's Republic of China, or the PRC. Our advanced engineering and design capabilities, combined with our in-house manufacturing processes, allow us to assemble our memory subsystems reliably and in high volume. Our advanced, customized manufacturing facilities are capable of surface mount assembly, subsystem testing, system-level burn-in testing, programming, marking, labeling and packaging. At each stage of the production cycle, including product prototyping, qualification sample production and high-volume manufacturing and delivery, we focus on providing our customers with rapid response and short manufacturing turn-around times. Manufacturing cycle times for our products are typically one week or less, and in some cases as few as two days, from receipt of order.

        During 2008, we transitioned our manufacturing to our facility in the PRC. This facility has significantly increased our manufacturing capacity. We believe that this facility enables us to achieve better operating leverage through lower material and labor costs. This facility also puts our products in closer proximity to a number of our end customers, allowing us to fulfill customer orders more quickly. For information regarding our net long-lived assets located outside the United States, refer to Note 16 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

        We acquire components and materials such as DRAM ICs and NAND directly from IC manufacturers and assemble them into finished subsystems. We believe that one of our key strengths is the efficient procurement and management of components for our subsystems, which benefits our customers in the form of lower costs and increased product availability. We have a limited number of suppliers, which include but are not limited to, Micron Semiconductor, Hynix Semiconductor, Samsung Electronics, and Elpida Memory, Inc. We have developed strong supplier relationships with these and other key DRAM IC and NAND manufacturers, which we believe gives us direct and ready access to the critical components that we need for our production activities. We typically qualify our products with our customers using multiple manufacturers of DRAM ICs and NAND. The flexibility to choose from several DRAM IC and NAND providers allows us to minimize product cost and maximize product availability.

        We schedule production based on purchase order commitments and anticipated orders. We release raw materials to the manufacturing floor by means of an on-line shop floor control system, which allows for internal quality analysis, direct access to inventory information and production floor material tracking. We have a flexible manufacturing workforce which allows us to manage unforecasted demand. In addition, in order to mitigate inventory risks, we have the capability to sell excess quantities of component inventory of DRAM ICs and NAND to distributors and other users of memory ICs. Our sales of excess inventory generated approximately 1% of our net sales for fiscal 2008 and 2% of our net sales for fiscal 2007. As compared to previous years, component inventory sales have significantly decreased as a percentage of net sales as a result of our efforts to diversify both our customer and product line bases. This diversification effort has also allowed us to use components in a wider range of memory subsystems.

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

Competition

        Our products are primarily targeted for the server, high performance computing and communications markets. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs. Our primary competitors are memory module providers such as STEC, SMART Modular Technologies, Inc., and Viking Interworks, a division of Sanmina-SCI Corporation. We also face competition from semiconductor suppliers, including Hynix, Samsung and Micron in a limited range of applications. As we enter new markets and pursue additional applications for our products, we may face competition from a larger number of competitors.

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

Research and Development

        The market for high performance memory subsystems is constantly changing and therefore continuous development of new technology, processes and product innovation is mandatory to be successful as a leading supplier. We believe that the continued and timely development of new products and improvement of existing products are critical to maintaining our competitive position. Our team of engineers focuses on developing custom semiconductor logic devices and products with innovative thermal solutions, packaging solutions and improved electrical signal integrity that enhances reliability over the life of the system and achieves higher speeds and lowers power consumption. Also, our engineers incorporate various new techniques and methodologies for testing as well as new processes for manufacturing our products.

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

        We believe that to remain competitive we must continue to focus on developing advanced memory technologies. We have invested significant resources in the design of custom semiconductor logic devices. These logic devices are integrated into our next-generation memory subsystems in order to improve their performance. For example, our "DxD" logic devices enable our DRAM-based subsystems to achieve higher speeds, consume less power and address greater memory capacity than currently available products in the market. Another family of logic devices enable DRAM and Flash memory to be efficiently combined for the purposes of backing up data storage. The development of these semiconductor devices are an important part of our overall effort to maintain a strong competitive position in our industry based on advanced memory technology.

        Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them. Our total expenditures for research and development were approximately $6.9 million and $4.8 million for 2008 and 2007, respectively.

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

        As of January 3, 2009, we had 9 patents issued and 12 patent applications pending. Assuming that they are properly maintained, four of our issued patents will expire in 2022, four will expire in 2025 and the other one will expire in 2027. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner also will continue to be important factors in maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our pending patent applications.

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

Employees

        At January 3, 2009, we had approximately 153 employees (including 103 regular employees and 50 temporary employees). Approximately 62 of the regular employees were located in the U.S., and approximately 41 were located in other countries (mainly in the PRC). We had 104 employees in operations, 25 employees in research and development, 14 employees in sales and marketing, and 10 employees engaged in other administrative functions. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

General Information

        We maintain a website at www.netlist.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We file reports with the Securities and Exchange Commission, or SEC, and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also contains copies of our corporate governance policy, code of business conduct and ethics, insider trading policy and whistleblower policy, as well as copies of the charters for our audit committee, compensation committee and nominating and corporate governance committee.

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

  •
  costs and efficiencies associated with designing and outsourcing the manufacture of integrated circuits;

  •
  dependence on large suppliers who are also competitors and whose manufacturing priorities may not support our production schedules;

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

  •
  our ability to effectively operate our manufacturing facility in the PRC;

  •
  the loss of any of our key personnel;

  •
  delays in fulfilling orders for our products or a failure to fulfill orders;

  •
  disputes regarding intellectual property rights;

  •
  the costs and management attention diversion associated with litigation;

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

        Sales to certain of our OEM customers such as Dell, IBM and Hewlett Packard have historically represented a substantial portion of our net sales. We currently expect that sales to Dell and Hewlett

Packard will continue to represent a significant percentage of our net sales for at least the next 12 months. We do not have long-term agreements with these customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of Dell or Hewlett Packard as a customer, or a significant reduction in sales to either of them, would significantly reduce our net sales and adversely affect our operating results.

        Our ability to maintain or increase our net sales to our key customers depends on a variety of factors, many of which are beyond our control. These factors include our customers' continued sales of servers and other computing systems that incorporate our memory subsystems and our customers' continued incorporation of our products into their systems.

        Because of these and other factors, we cannot assure you that net sales to these customers will continue or that the amount of such net sales will reach or exceed historical levels in any future period. Because these customers account for a substantial portion of our net sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers.

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

The price of our common stock has and may continue to fluctuate significantly, and we are potentially subject to delisting from the NASDAQ Global Market.

        The price of our common stock is volatile and has in the past fluctuated significantly. There can be no assurance as to the prices at which our common stock will trade in the future or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

  •
  our operating and financial performance and prospects, including our ability to achieve and sustain profitability in the future;

  •
  investor perception of us and the industry in which we operate;

  •
  the level of research coverage of our common stock;

  •
  changes in earnings estimates or buy/sell recommendations by analysts;

  •
  general financial and other market conditions; and

  •
  domestic and international economic conditions.

        In addition, public stock markets have experienced, and may continue to experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. These broad market fluctuations may adversely affect the market price of our common stock. If our common stock trades below $1.00 per share for 30 consecutive trading days, or if we otherwise do not meet the requirements for continued quotation on the NASDAQ Global Market (NASDAQ), our common stock could be delisted which would adversely affect the ability of investors to sell shares of our common stock and could otherwise adversely affect our business.

        In October 2008, our common stock price began trading below $1.00 per share. On October 16, 2008, NASDAQ filed a rule change with the SEC to temporarily suspend the continued listing requirements relating to bid price and market value of publicly held shares through April 20, 2009. In March 2009 this suspension was extended to July 19, 2009. We can provide no assurance that we will be in compliance with the minimum bid price rule once the suspension is lifted.

        In 2007, following a drop in the price of our stock, securities litigation was initiated against the company. Given the historic volatility of our industry, we may become engaged in this type of litigation in the future. Securities litigation is expensive and time-consuming.

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

        We have historically derived a substantial portion of our net sales from sales of our high performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for a significant portion of our net sales in the near term. Continued market acceptance of these products for use in servers is critical to our success. If the demand for servers deteriorates or if the demand for our products to be incorporated in servers declines, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target markets. We may not be able to achieve this diversification, and our inability to do so may adversely affect our business.

        In addition, our attempts to develop diversification in our product lines may not be successful. We have invested a significant portion of our research and development budget into the design of custom semiconductor logic devices in an attempt to set our products apart from those of our competitors. These new designs and products they are incorporated into are subject to increased risks as compared to our existing products. For example:

  •
  we may be unable to achieve customer or market acceptance of these new products, or achieve such acceptance in a timely manner;

  •
  these new products may contain currently undiscovered flaws, the correction of which would result in increased costs and time to market; and

  •
  we will be required to demonstrate the quality and reliability of these new products to our customers, and will be required to qualify these new products with our customers, both of which will require a significant investment of time and resources prior to the receipt of any revenue from such customers.

        Any failure or delay in placing or qualifying these new products with our customers would likely result in reductions in our net sales and would adversely impact our results of operations.

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

        We hold certain investments in auction rate securities that have failed, or may in the future fail, their respective auctions. An auction failure means that the parties wishing to sell their securities could not do so. As a result of failed auctions, our ability to liquidate and fully recover the carrying value of our investments in the near term may be limited or not exist. If the issuers of these investments are unable to close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We also may be required to wait until market stability is restored for these investments or until the final maturity of the underlying notes (up to 30 years) to realize our investments' cost value.

We have historically incurred losses and may continue to incur losses.

        Since the inception of our business in 2000 we have only experienced one fiscal year (2006) with profitable results. We have incurred net losses each other fiscal year. In order to regain profitability, or to achieve and sustain positive cash flows from operations in the future, we must further reduce operating expenses and/or increase our revenues. Although we have in the past engaged, and are continuing to engage, in a series of cost reduction actions these expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve profitability will depend on increased revenue growth from, among other things, increased demand for our memory subsystem and related product offerings, as well as our ability to expand into new and emerging markets. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved, on a quarterly or annual basis in the future.

        Any failure to achieve profitability could result in increased capital requirements and pressure on our liquidity position. Many companies are experiencing difficulty in achieving access to capital in these challenging times. We believe our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Our capital requirements could result in our having to, or otherwise choosing to, seek additional funding through public or private equity or debt financing, which funding may not be available on terms acceptable to us, or at all, either of which could result in our inability to meet certain of our financial obligations and other related commitments.

The prices of DRAM ICs and NAND are volatile, and changes in their prices could adversely affect our gross margin.

        The prices of our products are adjusted periodically based in part on the market price of DRAM ICs and NAND, which have historically constituted a substantial portion of the total cost of our memory subsystems. Once our prices with a customer are negotiated, we are generally unable to revise pricing with that customer until our next regularly scheduled price adjustment. Consequently, we are exposed to the risks associated with the volatility of the price of DRAM ICs and NAND during that period. If the market prices for DRAM ICs and NAND increase, we generally cannot pass the price increases on to our customers for products purchased under an existing purchase order. As a result, our cost of sales could increase and our gross margins could decrease. Alternatively, if there are declines in the price of DRAM ICs and NAND, we may need to reduce our selling prices for subsequent purchase orders, which may result in a decline in our expected net sales.

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

        Conversely, if we overestimate customer demand, we may have excess raw material inventory of DRAM ICs and NAND. If there is a subsequent decline in the prices of DRAM ICs or NAND, the value of our inventory will fall. As a result, we may need to write-down the value of our DRAM IC or NAND inventory, which may result in a significant decrease in our gross margin and financial condition. Also, to the extent that we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our finished goods inventory. In the past, we have had to write-down inventory due to obsolescence, excess quantities and declines in market value below our costs.

We use a small number of DRAM IC and NAND suppliers and are subject to risks of disruption in the supply of DRAM ICs and NAND.

        Our ability to fulfill customer orders is dependent on a sufficient supply of DRAM ICs and NAND, which are essential components of our memory subsystems. There is a relatively small number of suppliers of DRAM ICs and NAND, and we purchase from only a subset of these suppliers. We have no long-term DRAM or NAND supply contracts. Our dependence on a small number of suppliers and the lack of any guaranteed sources of DRAM and NAND supply expose us to several risks, including the inability to obtain an adequate supply of DRAM ICs and NAND, price increases, delivery delays and poor quality.

        The recent declines in customer demand and revenues have caused us to reduce our purchases of DRAM ICs and NAND. Should we not maintain sufficient purchase levels with some suppliers, our ability to obtain future supplies of raw materials may be impaired due to the practice of some suppliers to allocate their products to customers with the highest regular demand.

        From time to time, shortages in DRAM ICs and NAND have required some suppliers to limit the supply of their DRAM ICs and NAND. As a result, we may be unable to obtain the DRAM ICs or NAND necessary to fill customers' orders for our products in a timely manner. If we are unable to obtain a sufficient supply of DRAM ICs or NAND to meet our customers' requirements, these customers may reduce future orders for our products or not purchase our products at all, which would cause our net sales to decline and harm our operating results. In addition, our reputation could be harmed, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

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

        Our prospective customers generally make a significant commitment of resources to test and evaluate our memory subsystems prior to purchasing our products and integrating them into their systems. This extensive qualification process involves rigorous reliability testing and evaluation of our products, which may continue for six months or longer and is often subject to delays. In addition to qualification of specific products, some of our customers may also require us to undergo a technology qualification if our product designs incorporate innovative technologies that the customer has not previously encountered. Such technology qualifications often take substantially longer than product qualifications and can take over a year to complete. Qualification by a prospective customer does not ensure any sales to that prospective customer. Even after successful qualification and sales of our products to a customer, changes in our products, our manufacturing facilities, our production processes or our component suppliers may require a new qualification process, which may result in additional delays. In addition, because the qualification process is both product-specific and platform-specific, our existing customers sometimes require us to requalify our products, or to qualify our new products, for use in new platforms or applications. For example, as our OEM customers transition from prior generation DDR2 DRAM architectures to current generation DDR3 DRAM architectures, we must design and qualify new products for use by those customers. In the past, this process of design and qualification has taken up to six months to complete, during which time our net sales to those customers declined significantly. After our products are qualified, it can take several months before the customer begins production and we begin to generate net sales. We must devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with prospective customers in anticipation of sales. If we delay or do not succeed in qualifying a product with a prospective customer, we will not be able to sell that product to that prospect, which would harm our operating results and business.

We may not be able to maintain our competitive position because of the intense competition in our targeted markets.

        We participate in a highly competitive market, and we expect competition to intensify. Many of our competitors have longer operating histories, significantly greater resources and name recognition, a larger base of customers and longer-standing relationships with customers and suppliers than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion and sale of products and are better positioned than we are to influence customer acceptance of their products over our products. These competitors also may be able to respond better to new or emerging technologies or standards and may be able to deliver products with comparable or superior performance at a lower price. For these reasons, we may not be able to compete successfully against these competitors.

        In addition to the competitors described above, some of our OEM customers have their own internal design groups that may develop solutions that compete with ours. These design groups have some advantages over us, including direct access to their respective companies' technical information and technology roadmaps. Our OEM customers also have substantially greater resources, financial and otherwise, than we do, and may have lower cost structures than ours. As a result, they may be able to design and manufacture competitive products more efficiently or inexpensively. If any of these OEM customers are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any or all of which could harm our business and results of operations. Further, some of our significant suppliers are also competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration.

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

        During fiscal 2007, we invested significant time and effort in establishing a manufacturing facility in the PRC and preparing it for full-scale operations. This manufacturing facility became operational in July 2007 and was successfully qualified by certain key customers at that time. As of February 1, 2009, substantially all of our world-wide manufacturing production was being performed in the PRC. Language and cultural differences, as well as the geographic distance from our headquarters in Irvine, further compound the difficulties of running a manufacturing operation in the PRC. Our management has limited experience in creating or overseeing foreign operations, and this new facility may divert substantial amounts of their time. We cannot assure you that we will be able to maintain control over product quality, delivery schedules, manufacturing yields and costs as we increase our output. We also have to manage a local workforce that may subject us to uncertainties or regulatory policies and we remain subject to risks related to managing the increased production capacity provided by the facility. Should anticipated demand not materialize, the costs related to having excess capacity would have an adverse impact on our gross margins and operating results.

        Changes in the labor laws of the PRC could increase the cost of employing the local workforce. The increased industrialization of the PRC could also increase the price of local labor. Either of these factors could negatively impact the cost savings we currently enjoy from having our manufacturing facility in the PRC.

        In the future, some of our net sales may be denominated in Chinese Renminbi, or RMB. The Chinese government controls the procedures by which RMB is converted into other currencies, and conversion of RMB generally requires government consent. As a result, RMB may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures, or imposes restrictions on currency conversion, those actions may negatively impact our operations and could reduce our operating results. In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. These fluctuations may also adversely affect the comparability of our period-to-period results. If we decide to declare dividends and repatriate funds from our Chinese operations, we will be required to comply with the procedures and regulations of applicable Chinese law. Any changes to these procedures and regulations, or our failure to comply with those procedures and regulations, could prevent us from making dividends and repatriating funds from our Chinese operations, which could adversely affect our financial condition. If we are able to make dividends and repatriate funds from our Chinese operations, these dividends would be subject to U.S. corporate income tax.

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

        Historically, a significant portion of our workforce has consisted of contract personnel. We invest considerable time and expense in training these contract employees. We may experience high turnover rates in our contract employee workforce, which may require us to expend additional resources in the future. If we convert any of these contract employees into permanent employees, we may have to pay finder's fees to the contract agency.

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

        We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. To date we have had only nine patents issued. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

        For example, in May 2008, the Company initiated discussions with Google, Inc. regarding the Company's claims that Google has infringed on a U.S. Patent assigned to the Company relating generally to "rank multiplication" in memory modules. On August 29, 2008, Google filed a declaratory judgment lawsuit against the Company in United States District Court for the Northern District of California, seeking a declaration that Google did not infringe on the Company's patent, and that the Company's patent is invalid. Google is not seeking any monetary damages. On November 18, 2008, the Company filed a counterclaim for infringement of the patent by Google. The Company expects to vigorously pursue its claim against Google and to vigorously defend against Google's claim of invalidity.

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

        Our customers require our products to meet strict quality standards. Should our products not meet such standards, our customers may discontinue purchases from us until we are able to resolve the quality issues that are causing us to not meet the standards. Such "quality holds" could have a significant adverse impact on our revenues and operating results.

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

If we do not effectively manage future growth, our resources, systems and controls may be strained and our results of operations may suffer.

        We have in the past expanded our operations, both domestically and internationally. Any future growth may strain our resources, management information and telecommunication systems, and operational and financial controls. To manage future growth effectively, including the expansion in our new manufacturing facility in the PRC, we must be able to improve and expand our systems and controls. We may not be able to do this in a timely or cost-effective manner, and our current systems and controls may not be adequate to support our future operations. In addition, our officers have relatively limited experience in managing a rapidly growing business or a public company. As a result, they may not be able to provide the guidance necessary to manage future growth or maintain future market position. Any failure to manage our growth or improve or expand our existing systems and controls, or unexpected difficulties in doing so, could harm our business.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

        Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission, which we collectively refer to as Section 404, require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year. Section 404 will also require our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting in future periods. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

        We note that there are inherent limitations on the effectiveness of internal controls, as they cannot prevent collusion, management override or failure of human judgment. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, and it could harm our financial condition and results of operations, result in a loss of investor confidence and negatively impact our stock price.

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

        Part of our growth strategy involves making sales to foreign corporations and delivering our products to facilities located in foreign countries. To facilitate this process and to meet the long-term projected demand for our products, we have set up a manufacturing facility in the PRC, which began operations during fiscal 2007. Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations. We have begun operating in business and regulatory environments in which we have little or no previous experience. We will need to overcome language and cultural barriers to effectively conduct our operations in these environments. In addition, the economies of the PRC and other countries have been highly volatile in the past, resulting in significant fluctuations in local currencies and other instabilities. These instabilities affect a number of our customers and suppliers in addition to our foreign operations and continue to exist or may occur again in the future. International turmoil and the threat of future terrorist attacks, both domestically and internationally, have contributed to an uncertain political and economic climate, both in the U.S. and globally, and have negatively impacted the worldwide economy. The occurrence of one or more of these instabilities could adversely affect our foreign operations and some of our customers or suppliers, each of which could adversely affect our net sales. In addition, our failure to meet applicable regulatory requirements or overcome cultural barriers could result in production delays and increased turn-around times, which would adversely affect our business.

Our operations could be disrupted by power outages, natural disasters or other factors.

        Our current manufacturing facilities are located in Suzhou, PRC. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from equipment failure, power failures, quality control issues, human error, government intervention or natural disasters, including earthquakes, fires or floods, could interrupt or interfere with our manufacturing operations and consequently harm our business, financial condition and results of operations. Such disruptions would cause significant delays in shipments of our products and adversely affect our operating results.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

        As of January 3, 2009, our executive officers, directors and 5% stockholders beneficially own, in total, approximately 50% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

        Our corporate headquarters is located in approximately 28,700 square feet of space in Irvine, California, under a lease that expires in June 2011. We continue to lease approximately 8,500 square feet of space in Irvine, California that previously housed our manufacturing facility, and which we are currently subleasing to another tenant. This lease expires in November 2010. We also currently lease approximately 43,600 square feet of space for our manufacturing facility in the PRC. This lease expires March 2012. In addition, we lease offices on a monthly basis in corporate office centers located in Taiwan, Austin, Texas, Raleigh, North Carolina and Dublin, Ireland. We believe that our current facilities are adequate for our current and expected operations for the next twelve months and that additional space can be obtained if needed.

Item 3.    Legal Proceedings

        The information set forth in the sections entitled Federal Securities Class Action, California Derivative Action and Patent Claims under Note 10 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders in the three months ended January 3, 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on The NASDAQ Global Market under the trading symbol "NLST" on November 30, 2006, and was not publicly traded prior to that date. The following table sets forth the high and low sale prices for our common stock on the NASDAQ Global Market for the periods indicated:

	High	Low
Year Ended Janaury 3, 2009
Fourth Quarter	$1.10	$0.25
Third Quarter	2.08	0.91
Second Quarter	1.75	1.22
First Quarter	2.21	1.22
Year Ended December 29, 2007
Fourth Quarter	$3.40	$2.11
Third Quarter	3.60	1.67
Second Quarter	7.00	2.92
First Quarter	12.40	6.84

        The approximate number of holders of our common stock as of March 15, 2009 was 21.

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

Issuer Purchases of Equity Securities

        During the three months ended January 3, 2009, we did not make any purchases of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

        Our board of directors and stockholders have previously approved our Amended and Restated 2000 Equity Incentive Plan and our 2006 Equity Incentive Plan. Except as listed in the table below, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of January 3, 2009 with respect to shares of our common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,031,000		$2.72	530,959	(1)
Equity compensation plans not approved by security holders	268,000	(2)	$1.29	—

Total	4,299,000		$2.63	530,959

(1)
Subject to certain adjustments, beginning January 1, 2009, we currently are able to issue a maximum of 2,000,000 shares of common stock pursuant to awards granted under our 2006 Equity Incentive Plan. That maximum number will automatically increase on the first day of each calendar year by the lesser of (i) 500,000 shares and (ii) such smaller number of shares as may be determined by our board of directors prior to that date.

(2)
Consists of:

(i)
18,000 warrants to purchase shares of our common stock issued to non-employees for services rendered. As of January 3, 2009, all warrants were fully vested and exercisable.

(ii)
250,000 options to purchase shares of our common stock issued to our Senior Vice President of Sales and Marketing in connection with his hiring in April 2008. The options vest over a period of 4 years at an exercise price of $1.29 per share and contain a contractual term of 10 years from the date of grant.

  See Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of the Report, for additional information on equity compensation plans.

Recent Sales of Unregistered Securities

        During the three months ended January 3, 2009, we did not sell any unregistered securities.

Item 6.    Selected Consolidated Financial Data

        As a Smaller Reporting Company, we are not required to make any disclosure pursuant to this Item 6.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, estimates and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed in this Report under "Risk Factors".

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

        Due to their importance to overall system architecture and performance, our products must undergo lengthy qualification reviews by our OEM customers, which may last up to six months or more. In addition, in order to establish large OEM customers, we have typically been required to demonstrate our ability to meet strict standards for quality, customer service and turnaround time by first supplying less complex products into a limited range of high volume applications. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell and Hewlett Packard represented approximately 58% and 32%, respectively of our net sales in fiscal 2008 and approximately 55% and 23%, respectively, of our net sales in fiscal 2007. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers, or EMSs, for incorporation into products manufactured exclusively for the OEM customer. These net sales to EMSs have historically fluctuated period by period as a portion of the total net sales to these OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 11% of our net sales to Dell for fiscal 2008 and approximately 57% of our net sales to Dell for fiscal 2007.

Key Business Metrics

        The following describes certain line items in our consolidated statements of operations that are important to management's assessment of our financial performance:

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

        Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling efforts is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. As we continue to service existing and establish new customers, we anticipate that our sales and marketing expenses will increase. Beginning in fiscal 2009, we anticipate being subject to attestation services requirements with respect to our internal control over financial reporting, the result of which will increase legal and accounting expenses in future periods.

        Provision (Benefit) for Income Taxes.    The federal statutory rate was 35% for fiscal 2008 and 2007. The Company's effective tax rate differs from the 35% statutory rate primarily due to the establishment of a partial valuation allowance during fiscal 2008 as further discussed in Note 9 to the consolidated financial statements included elsewhere in this report which caused us to record a provision for income taxes for the year ended January 3, 2009 as compared to recording a benefit for income taxes for the year ended December 29, 2007.

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

        Revenue Recognition.    We recognize revenues in accordance with the SEC's Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104. Under the provisions of SAB 104, we recognize revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

        Fair Value of Financial Instruments.    Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments. Effective December 30, 2007, we adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. and expands required disclosures about fair value measurements. Pursuant to SFAS 157, other than for certain investments in auction rate securities (see Note 4 to the consolidated financial statements included elsewhere in this report), the fair value of the Company's cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets, or Level 1 Inputs. We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

        Inventories.    We value our inventories at the lower of the actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next three to six months. In addition, we consider changes in the market value of DRAM ICs and NAND in determining the net realizable value of our raw material inventory. Once established, any write downs are considered permanent adjustments to the cost basis of our inventories. A significant decrease in demand for our products could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross profit at the time such inventories are sold. In addition, should the market value of DRAM ICs or

NAND decrease significantly, we may be required to lower our selling prices to reflect the lower cost of our raw materials. If such price decreases reduce the net realizable value of our inventories to less than our cost, we would be required to recognize additional expense in our cost of sales in the same period. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, technological developments or the market value of DRAM ICs or NAND could have a material effect on the value of our inventories and our reported operating results.

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

        Stock-Based Compensation.    We account for equity issuances to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

        We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN 48, on December 31, 2006, the first day of our fiscal 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 we may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

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

Results of Operations

        The following table sets forth our consolidated statements of operations as a percentage of net sales for the years indicated:

	Year Ended
	January 3, 2009	December 29, 2007
Net sales	100%	100%
Cost of sales	89	91

Gross profit	11	9

Operating expenses:
Research and development	10	5
Selling, general and administrative	19	16

Total operating expenses	29	21

Operating loss	(18)	(12)

Other income (expense):
Interest income, net	—	—
Other income (expense), net	—	—

Total other income, net	—	—
Loss before provision (benefit) for income taxes	(18)	(11)
Provision (benefit) for income taxes	5	(4)

Net loss	(23)%	(7)%

Year Ended January 3, 2009 Compared to the Year Ended December 29, 2007

  Net Sales, Cost of Sales and Gross Profit

        The following table presents net sales, cost of sales and gross profit for the years ended January 3, 2009 and December 29, 2007 (in thousands, except percentages):

	Year Ended
	January 3, 2009	December 29, 2007	Decrease	% Change
Net sales	$67,011	$100,060	$(33,049)	(33)%
Cost of sales	59,460	91,261	(31,801)	(35)%

Gross profit	$7,551	$8,799	$(1,248)	(14)%

Gross margin	11.3%	8.8%	2.5%

        Net Sales.    The overall decrease in our net sales during the year ended January 3, 2009 as compared to the year ended December 29, 2007 was primarily driven by the slower than expected growth in sales of certain of our flash and high density server modules, as well as a decline in net sales of memory subsystems used to control redundant arrays of independent disks, or RAIDs, as a result of certain key programs and designs nearing an end-of-life in 2008. Additionally, our net sales were adversely affected to a lesser extent by the fact that during the second half of 2008 the market price of mainstream DRAM IC's decreased by approximately 64%, which affected the selling prices of certain of our products. The decrease in our net sales during the current year was partially offset, however, by strong growth in our line of low-power fully buffered dual in-line memory modules, or FBDIMMs, which experienced a significant ramp in sales volume to certain key OEM customers beginning in 2008.

        The decrease in net sales for the year ended January 3, 2009 as compared to the year ended December 29, 2007 resulted primarily from decreases of (i) $10.2 million in sales of laptop personal computer memory subsystems, and (ii) $26.7 million in sales of memory systems used to control Redundant Arrays of Independent Disks, or RAIDs, and (iii) $1.3 million in sales of other memory products, primarily with respect to certain of our upgrade and distribution business customers that were affected by the overall downward market in 2007 and 2008. These decreases were partially offset by increases in net sales for 2008 as compared to 2007 of (i) $5.9 million in sales of server related products and (ii) $1.0 million of Flash memory products.

        Should market price declines for DRAM ICs or NAND continue, our net sales could be adversely impacted in future periods as we lower prices on some products to meet market conditions.

        Sales of our component inventory to distributors and other users of memory ICs represented approximately 1% and 2% of net sales for the years ended January 3, 2009 and December 29, 2007, respectively. As compared to previous years, component inventory sales have significantly decreased as a percentage of net sales as a result of our efforts to use similar components in a wider range of memory subsystems.

        Gross Profit and Gross Margin.    Gross profit for the year ended January 3, 2009 as compared to the year ended December 29, 2007 decreased primarily due to the decrease in net sales between the two years. Declines in product gross profits were partially offset by a decrease in manufacturing costs due to the shift in production to our facility in Suzhou in the People's Republic of China, or PRC, as well as better supply chain and inventory management during the year. The declines in both gross profit and gross margin in 2008 were partially due to certain shifts in product mix that provided lower margin contributions. To the extent that DRAM IC market prices continue to decline, or should our product sales mix continue to be weighted with lower margin products such as laptop memory, our gross profit, gross margin and overall operating results could be adversely affected in future periods.

  Research and Development

        The following table presents research and development expenses for the years ended January 3, 2009 and December 29, 2007 (in thousands, except percentages):

	Year Ended
	January 3, 2009	December 29, 2007	Increase	% Change
Research and development	$6,871	$4,748	$2,123	45%

        The increase in research and development expenses for the year ended January 3, 2009 as compared to the year ended December 29, 2007 resulted primarily from increases of $2.2 million in personnel-related expenses as a result of an increase in the number of employees and outside contractors engaged in research and development activities since December 29, 2007, and expenses related to changes in our employee insurance plan coverage premiums and matching contributions to our employee 401(k) plan, and $0.1 million in legal and professional services fees as we increased activities related to patent protection and filings during 2008. These increases were partially offset by decreases of $0.2 million in purchases of equipment and software specific to engineering as well as allocated overhead.

  Selling, General and Administrative

        The following table presents selling, general and administrative expenses for the years ended January 3, 2009 and December 29, 2007 (in thousands, except percentages):

	Year Ended
	January 3, 2009	December 29, 2007	Decrease	% Change
Selling, general and administrative	$12,929	$15,900	$(2,971)	(19)%

        The decrease in selling, general and administrative expenses for the year ended January 3, 2009 as compared to the year ended December 29, 2007 resulted primarily from decreases of (i) $1.8 million in personnel-related expenses such as recruiting fees and fewer contractors engaged in selling, general and administrative activities since December 29, 2007, including reduced headcount from reduction in force in the U.S. as manufacturing transitioned to China and lower overall net sales in 2008 as compared to 2007, (ii) $0.4 million in commission-related expenses, (iii) $0.6 million of product qualification activities, travel and other costs, and (iv) $0.6 million in legal and professional services as a result of reimbursement of a majority of the legal fees for litigation-related matters as further discussed in Note 10 of Notes to Consolidated Financial Statements included elsewhere in this Report. The decreases in selling, general and administrative expenses are partially offset by increases of $0.2 million in bad debt expense and $0.2 million in various allocated overhead expenses which include, but are not limited to, expenses for rent of the corporate facilities, office equipment and related depreciation.

  Other Income, Net

        The following table presents other income (expense) for the years ended January 3, 2009 and December 29, 2007 (in thousands, except percentages):

	Year Ended
	January 3, 2009	December 29, 2007	Increase (Decrease)	% Change
Interest income, net	$473	$395	$78	20%
Other income (expense), net	(137)	16	(153)	(956)%

Total other income, net	$336	$411	$(75)	(18)%

        Net interest income for the year ended January 3, 2009 was comprised of interest income of approximately $0.7 million, partially offset by interest expense of approximately $0.3 million. Net interest income for the year ended December 29, 2007 was comprised of interest income of approximately $1.7 million, partially offset by interest expense of approximately $1.3 million. The increase in net interest income of $78,000 during fiscal 2008 as compared to fiscal 2007 resulted primarily from (i) a decrease in interest expense of $0.9 million due to our lower outstanding line of credit and debt balances in 2008 as compared to 2007, offset by (ii) a decrease in interest income earned on cash equivalents and marketable securities (attributable to the proceeds from our IPO in December 2006) compared to 2007.

        Other income (expense), net, primarily includes gains and losses on foreign currency transactions in fiscal 2008 and losses on dispositions of property and equipment.

  Provision (Benefit) for Income Taxes

        The following table presents the provision (benefit) for income taxes for the years ended January 3, 2009 and December 29, 2007 (in thousands, except percentages):

	Year Ended
	January 3, 2009	December 29, 2007	Increase	% Change
Provision (benefit) for income taxes	$3,301	$(4,025)	$7,326	182%

        The federal statutory rate was 35% for fiscal 2008 and 2007. The Company's effective tax rate differs from the 35% statutory rate primarily due to the establishment of a valuation allowance during fiscal 2008 as further discussed in Note 9 which caused us to record a provision for income taxes for the year ended January 3, 2009 as compared to recording a benefit for income taxes for the year ended December 29, 2007.

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

        As a result of our adoption of FIN 48 in fiscal 2007, we recorded an increase in the net liability for unrecognized tax positions of approximately $0.2 million, which was recorded as an adjustment to the beginning balance of accumulated deficit as of December 31, 2006, the first day of fiscal 2007.

        Included in the unrecognized tax benefits at January 3, 2009 was approximately $0.6 million of tax positions that, if recognized, would affect our annual effective tax rate. Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. At January 3, 2009, we had approximately $0.1 million accrued for interest and $0 accrued for penalties. The Company's unrecognized tax benefits may change over the next 12 months as the statute of limitations on certain open years expire.

        In fiscal 2008, the Company began operating under tax holidays in the PRC, which are effective from January 2008 through December 2012. Since the Company operated at a loss in the PRC in 2008, it did not realize any benefit to its consolidated results of operations in 2008 attributable to the tax holidays.

Liquidity and Capital Resources

        We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit under our bank credit facility, capitalized lease obligations, financing of receivables and from the sale and leaseback of our domestic manufacturing facility.

  Working Capital and Cash and Marketable Securities

        The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	January 3, 2009	December 29, 2007
Working capital	$22,339	$27,387

Cash and cash equivalents(1)	$15,214	$7,182
Short-term marketable securities(1)	5,199	15,573
Long-term marketable securities	960	7,814

	$21,373	$30,569

    (1)
    Included in working capital

        Our working capital decreased in the year ended January 3, 2009 primarily as a result of (i) declines in certain current operating assets and liabilities, primarily due to the overall decline in net sales during the year (ii) the establishment of a valuation allowance against deferred tax assets, and (iii) the net paydown of the revolving line of credit. These decreases were partially offset by a net increase in cash and cash equivalents resulting from the sale of short-term and long-term marketable securities.

  Cash Provided and Used in the Years Ended January 3, 2009 and December 29, 2007

        The following table summarizes our cash flows for the periods indicated:

	Year Ended
	January 3, 2009	December 29, 2007
Net cash provided by (used in):
Operating activities	$(2,370)	$14,076
Investing activities	16,051	(22,922)
Financing activities	(5,649)	(14,947)

Net increase (decrease) in cash and cash equivalents	$8,032	$(23,793)

        Operating Activities.    Net cash used in operating activities for the year ended January 3, 2009 was primarily the result of (i) approximately $8.6 million in net non-cash operating expenses, mainly comprised of depreciation and amortization, provision for bad debts, stock-based compensation, impairment of long-lived assets and deferred income taxes and (ii) approximately $4.5 million in net cash provided by changes in operating assets and liabilities, offset by a net loss of approximately $15.2 million.

        Accounts receivable decreased approximately $9.9 million during fiscal 2008 primarily as a result of the overall decline in our net sales during the year. During 2008, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

        Inventories decreased approximately $1.5 million during fiscal 2008 primarily as a result of the overall decline in our net sales during the year. In the future, our inventory levels will continue to be determined based on, among other factors, the level of customer orders received and overall demand as well as the stage at which our products are in their respective life cycles and competitive situations in the marketplace. We make efforts to balance such considerations against the risk of obsolescence or potentially excess inventory levels.

        Accounts payable decreased approximately $4.9 million during fiscal 2008 primarily as a result of an overall decline in materials purchasing levels during the year given our decline in net sales. Cash payments primarily for the purchase of manufacturing materials and related goods for resale to our customers used net operating cash of approximately $4.9 million during 2008.

        Net cash provided by operating activities for the year ended December 29, 2007 was primarily the result of (i) approximately $5.7 million in net non-cash operating expenses, mainly comprised of inventory adjustments, depreciation and amortization, stock-based compensation, impairment of long-lived assets and deferred income taxes and (ii) approximately $15.8 million in net cash provided by changes in operating assets and liabilities, partially offset by a net loss of approximately $7.4 million. The changes in operating assets and liabilities during fiscal 2007 which had a significant impact on cash provided by operating activities included (i) a decrease in accounts receivable of approximately $11.7 million, (ii) a decrease in inventories of approximately $16.1 million due in part to sales of inventories on hand during the year to our customers, which generated net cash proceeds of approximately $10.8 million and a loss of approximately $5.3 million due to slow moving and lower-of-cost-or-market value inventory adjustments, and (iii) a decrease in accounts payable of approximately $5.0 million. In addition to the factors described above, all such decreases in operating assets and liabilities were primarily due to the overall decline in the level of sales and related operating activities during 2007 as compared to 2006.

        Investing Activities.    Net cash provided by investing activities for the year ended January 3, 2009 was primarily the result of proceeds from the maturities and sales of marketable securities of approximately $23.6 million, partially offset by purchases of investments in marketable securities of approximately $6.4 million. In 2008 we continued to invest remaining net proceeds from our initial public offering, or IPO, in various marketable securities investments in connection with our efforts to both preserve capital as well as achieve competitive returns on our investments. We also used approximately $1.2 million in cash primarily to purchase equipment and leasehold improvements related to our new facilities in the PRC and in Irvine, California.

        Net cash used in investing activities for the year ended December 29, 2007 was primarily the result of purchases of additional investments in marketable securities of approximately $63.3 million, partially offset by proceeds received from maturities and sales of certain investments in marketable securities of approximately $46.6 million. In 2007 we continued to invest the majority of the proceeds from our IPO in various marketable securities investments in connection with our efforts to both preserve capital as well as achieve competitive returns on our investments. We also used approximately $6.3 million in cash primarily to purchase equipment and leasehold improvements related to our facilities in the PRC and in Irvine, California.

        Financing Activities.    Net cash used in financing activities for the year ended January 3, 2009 was primarily the result of net repayments on our outstanding revolving line of credit of approximately $4.9 million, along with net repayments on our long term debt of approximately $0.8 million.

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

  Capital Resources

        Under our revolving line of credit, we may borrow up to the greater of 85% of eligible accounts receivable plus the lessor of (i) a percentage of eligible inventory determined from time to time by our bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $1 million.

        In May 2008, we executed a ninth amendment to our credit agreement, which was effective as of the beginning of our second fiscal quarter of 2008. Among other things, the amendment revised certain financial and other covenants which we are required to comply. The amendment requires us to (i) limit capital expenditures under a defined annual cap, (ii) achieve certain minimum monthly profitability thresholds and (iii) maintain a minimum liquidity threshold as of the end of each month. Additionally, the amendment revised the interest rate on our borrowings on the revolving line of credit to fluctuate between the prime rate and prime plus 0.5% based our combined monthly account balance with the bank. Furthermore, under the amendment, our nonrevolving equipment financing line of credit was revised to allow us to borrow up to an additional maximum of $0.9 million to finance up to 80% of the cost of equipment purchases through the end of fiscal 2008. Principal on any of these additional borrowings is scheduled to be repaid in 42 equal monthly installments commencing January 1, 2009. Interest on our existing and future equipment line of credit advances is payable monthly at the prime rate.

        The following table presents details of outstanding borrowings and availability under our lines of credit (in thousands, except percentages):

	January 3, 2009	December 29, 2007
Outstanding borrowings on the line of credit	$—	$4,872

Outstanding borrowings on the equipment line of credit	$450	$872

Borrowing availability under the line of credit	$1,701	$6,366

Prime rate	3.25%	7.25%

        Any borrowings under our revolving and equipment lines of credit are collateralized by a general first priority lien against all of our assets, both tangible and intangible.

        In October 2008, we executed the Tenth Amendment to our Amended and Restated Credit and Security Agreement, or the Tenth Amendment. Among other things, this amendment further revised our minimum profitability financial covenant requirement. The Tenth Amendment also revised the monthly interest rate charged on credit advances under the line of credit and equipment line of credit to the greater of (i) the sum of the prime rate plus 3% (ii) LIBOR plus 6% or (iii) 8%.

        As of January 3, 2009, we were in compliance with our financial covenants, however in October 2008 we were in violation of our financial covenant related to minimum monthly profitability. In October 2008, in connection with the execution of the Tenth Amendment, we received a waiver from our lender for this covenant violation. We cannot assure that we will not violate one or more covenants in the future. If we were to be in violation of covenants under our current credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

        As of January 3, 2009, the prime rate was 3.25% and our outstanding borrowings on our line of credit was zero.

        We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases will continue to be a financing alternative that we may pursue in the future.

        In order to become profitable or to achieve and sustain positive cash flows from operations in the future, we must further reduce operating expenses and/or increase our revenues. During fiscal 2008, we have completed a series of cost reduction actions which we believe have improved our operating cost structure. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on, among other things, increased demand for our memory subsystem and related product offerings, as well as our ability to expand into new and emerging markets. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved, on a quarterly or annual basis in the future.

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

New Accounting Pronouncements

        In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of this statement to have a material impact on our consolidated results of operations, financial position or cash flows.

        In February 2008, the FASB issued Staff Position 157-2 ("FSP 157-2"). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities. The Company does not believe the adoption of SFAS 157 for its non-financial assets and liabilities, that are not recognized at fair value on a recurring basis, will have a material impact on the Company's consolidated results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at "full fair value." SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company expects SFAS 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that the Company consummates after the effective date.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As a Smaller Reporting Company, we are not required to make any disclosure pursuant to this Item 7A.

Item 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 3, 2009.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

 PART III

        Certain information required by this Part III is omitted from this Annual Report as we expect to file our definitive Proxy Statement for our Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1)    All financial statements filed as part of this report.

(a)(2)    Exhibits

3.1	(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2	(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1	(2)	Amended and Restated Credit and Security Agreement, dated as of December 27, 2003, among Netlist, Inc., Netlist Technology Texas, L.P. ("Netlist Texas"), and Wells Fargo Business Credit, Inc. ("Wells Fargo").

10.2	(2)	First Amendment to Amended and Restated Credit and Security Agreement, dated as of June 30, 2004, among Netlist, Inc., Netlist Texas and Wells Fargo.

10.3	(2)	Second Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of December 20, 2005, among Netlist, Inc., Netlist Texas and Wells Fargo.

10.4	(2)	Third Amendment to Amended and Restated Credit and Security Agreement, dated as of February 14, 2006, among Netlist, Inc., Netlist Texas and Wells Fargo.

10.5	(2)	Fourth Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults, dated as of April 18, 2006, among Netlist, Inc., Netlist Texas and Wells Fargo.

10.6	(2)	Fifth Amendment to Amended and Restated Credit and Security Agreement, dated as of July 28, 2006, among Netlist, Inc., Netlist Texas and Wells Fargo.

10.7	(1)#	Amended and Restated 2000 Equity Incentive Plan of Netlist, Inc.

10.8	(7)#	Offer Letter to Nita Moritz dated August 16, 2007

10.9	(8)#	Stock Option Agreement dated September 17, 2007 for options to purchase 200,000 shares of the Registrant's common stock awarded to Nita J. Moritz

10.10	(3)	Master Sales and Supply Agreement, dated as of January 1, 2004, between Netlist, Inc. and Netlist Texas.

10.11	(2)	Management Fee Agreement, dated as of January 1, 2004, between Netlist, Inc. and Netlist Texas.

10.12	(2)	Form of Indemnity Agreement for officers and directors.

10.13	(3)#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong.

10.14	(3)#	Form of Performance Incentive Agreement entered into by Netlist, Inc. with each of Christopher Lopes, Jayesh Bhakta and Paik Ki Hong in August 2006.

10.15	(3)#	Form of Amendment to Performance Incentive Agreement entered into by Netlist, Inc. with each of Christopher Lopes, Jayesh Bhakta and Paik Ki Hong in September 2006.

10.16	(1)#	2006 Equity Incentive Plan of Netlist, Inc.

10.17	(1)	Note Purchase Agreement, dated October 3, 2005, between Netlist, Inc. and Serim Paper Manufacturing Co., Ltd. ("Serim Paper").

10.18	(1)	7.5% Promissory Note, dated October 3, 2005, issued by Netlist, Inc. to Serim Paper.

10.19	(1)	Note Purchase Agreement, dated February 12, 2006, between Netlist, Inc. and Serim Paper.

10.20	(1)	6.5% Promissory Note, dated February 12, 2006, issued by Netlist, Inc. to Serim Paper.

10.21	(4)	Sixth Amendment to Amended and Restated Credit and Security Agreement, dated as of December 29, 2006.

10.22	(5)	Lease (Multi-Tenant; Net), dated April 2, 2007, by and between The Irvine Company LLC, a Delaware limited liability company, and Netlist, Inc., a Delaware corporation.

10.23	(5)	Seventh Amendment to Amended and Restated Credit and Security Agreement, dated effective as of March 21, 2007, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

10.24	(6)	Eighth Amendment to Amended and Restated Credit and Security Agreement, dated effective as of June 29, 2007, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

10.25	(9)	Ninth Amendment to Amended and Restated Credit and Security Agreement, dated as of May 2, 2008, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

10.26	(10)	Tenth Amendment to Amended and Restated Credit and Security Agreement, dated October 30, 2008, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

14.1	(1)	Code of Business Conduct and Ethics.

21.1	(11)	Subsidiaries of Netlist, Inc.

23	(11)	Consent of KMJ Corbin & Company LLP.

24.1		Power of Attorney (included on the signature page in this Part IV of this report).

31.1	(11)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	(11)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	(11)	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

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

  (9)
  Incorporated by reference to exhibit numbers 10.1 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on May 8, 2008.

  (10)
  Incorporated by reference to exhibit numbers 10.1 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on November 7, 2008.

  (11)
  Filed herewith

  #
  Management contract or compensatory plan or arrangement.

(b)	Exhibits
See subsection (a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on this 30th day of March, 2009.

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

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHUN K. HONG Chun K. Hong	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2009
/s/ GAIL ITOW Gail Itow	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2009
/s/ NAM KI HONG Nam Ki Hong	Director	March 30, 2009
/s/ THOMAS F. LAGATTA Thomas F. Lagatta	Director	March 30, 2009
/s/ ALAN H. PORTNOY Alan H. Portnoy	Director	March 30, 2009
/s/ PRESTON ROMM Preston Romm	Director	March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Netlist, Inc.

        We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the "Company") as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netlist, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As described in Note 2 to the consolidated financial statements, on December 31, 2006, the Company changed its method of accounting for income tax uncertainties in accordance with guidance provided in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.

/s/ KMJ CORBIN & COMPANY LLP
Costa Mesa, California
March 30, 2009

NETLIST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value)

	January 3, 2009	December 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$15,214	$7,182
Investments in marketable securities	5,199	15,573
Accounts receivable, net of allowance for doubtful accounts of $88 (2008) and $89 (2007)	1,917	12,034
Inventories	1,829	3,333
Income taxes receivable	1,880	708
Deferred taxes	—	3,464
Prepaid expenses and other current assets	761	392

Total current assets	26,800	42,686
Property and equipment, net	6,939	8,191
Deferred taxes	—	1,065
Long-term investments in marketable securities	960	7,814
Other assets	234	600

Total assets	$34,933	$60,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,786	$6,697
Revolving line of credit	—	4,872
Current portion of long-term debt	474	740
Current portion of deferred gain on sale and leaseback transaction	118	118
Accrued expenses and other current liabilities	2,083	2,872

Total current liabilities	4,461	15,299
Long-term debt, net of current portion	130	638
Deferred gain on sale and leaseback transaction, net of current portion	108	226

Total liabilities	4,699	16,163
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized; no shares
issued and outstanding	—	—
Common stock, $0.001 par value—90,000 shares authorized; 19,855 (2008) and 19,758 (2007) shares issued and outstanding	20	20
Additional paid-in capital	69,383	68,109
Accumulated deficit	(39,113)	(23,899)
Accumulated other comprehensive loss	(56)	(37)

Total stockholders' equity	30,234	44,193

Total liabilities and stockholders' equity	$34,933	$60,356

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	January 3, 2009	December 29, 2007
Net sales	$67,011	$100,060
Cost of sales(1)	59,460	91,261

Gross profit	7,551	8,799

Operating expenses:
Research and development(1)	6,871	4,748
Selling, general and administrative(1)	12,929	15,900

Total operating expenses	19,800	20,648

Operating loss	(12,249)	(11,849)

Other income (expense):
Interest income, net	473	395
Other income (expense), net	(137)	16

Total other income, net	336	411

Loss before provision (benefit) for income taxes	(11,913)	(11,438)
Provision (benefit) for income taxes	3,301	(4,025)

Net loss	$(15,214)	$(7,413)

Net loss per common share:
Basic	$(0.77)	$(0.38)
Diluted	$(0.77)	$(0.38)
Weighted-average common shares outstanding:
Basic	19,847	19,674
Diluted	19,847	19,674

(1)
Amounts include stock-based compensation expense as follows:

Cost of sales	$144	$171
Research and development	179	149
Selling, general and administrative	954	861

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Loss

(in thousands)

	Series A Preferred Stock
			Common Stock			Notes Receivable From Stockholders			Accumulated Other Comprehensive Loss
					Additional Paid-in Capital		Deferred Stock-Based Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	—	$—	19,544	$20	$66,557	$(1)	$—	$(16,332)	$—	$50,244
Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48	—	—	—	—	—	—	—	(154)	—	(154)
Stock-based compensation	—	—	—	—	1,181	—	—	—	—	1,181
Payment on stockholder notes receivable	—	—	—	—	—	1	—	—	—	1
Exercise of stock options	—	—	191	—	310	—	—	—	—	310
Exercise of warrants	—	—	23	—	—	—	—	—	—	—
Tax benefit from stock option exercises	—	—	—	—	61	—	—	—	—	61
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	—	—	(37)	(37)
Net loss	—	—	—	—	—	—	—	(7,413)	—	(7,413)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(7,450)

Balance, December 29, 2007	—	—	19,758	20	68,109	$—	$—	(23,899)	(37)	44,193
Stock-based compensation	—	—	—	—	1,277	—	—	—	—	1,277
Exercise of warrants	—	—	97	—	—	—	—	—	—	—
Tax effect from warrant exercises	—	—	—	—	(3)	—	—	—	—	(3)
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	—	—	(19)	(19)
Net loss	—	—	—	—	—	—	—	(15,214)	—	(15,214)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(15,233)

Balance, January 3, 2009	—	$—	19,855	$20	$69,383	$—	$—	$(39,113)	$(56)	$30,234

See accompanying notes to consolidated financial statements

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	January 3, 2009	December 29, 2007
Cash flows from operating activities:
Net loss	$(15,214)	$(7,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,399	1,510
Amortization of deferred gain on sale and leaseback transaction	(118)	(118)
Deferred income taxes	4,529	(2,899)
Provision for bad debts	258	51
Impairment of long-lived assets	212	502
Loss on disposal of assets	80	68
Loss on inventory adjustments	—	5,328
Facility relocation charge	—	134
Stock-based compensation	1,277	1,181
Changes in operating assets and liabilities:
Accounts receivable	9,859	11,618
Inventories	1,504	10,812
Income taxes receivable	(1,172)	(708)
Prepaid expenses and other current assets	(369)	596
Other assets	85	(274)
Accounts payable	(4,911)	(5,089)
Income taxes payable	—	(706)
Accured expenses and other current liabilities	(789)	(517)

Net cash (used in) provided by operating activities	(2,370)	14,076

Cash flows from investing activities:
Acquisition of property and equipment	(1,158)	(6,268)
Repayment of note receivable from stockholder	—	1
Purchase of investments in marketable securities	(6,404)	(63,253)
Proceeds from maturities and sales of investments in marketable securities	23,613	46,598

Net cash provided by (used in) investing activities	16,051	(22,922)

Cash flows from financing activities:
Borrowings on lines of credit	91,305	114,195
Payments on lines of credit	(96,177)	(128,561)
Borrowings from debt	—	290
Payments on debt	(774)	(1,242)
Proceeds from exercise of stock options and warrants	—	310
Excess tax benefit (provision) from exercise of stock option and warrants	(3)	61

Net cash used in financing activities	(5,649)	(14,947)

Net increase (decrease) in cash and cash equivalents	8,032	(23,793)
Cash and cash equivalents at beginning of year	7,182	30,975

Cash and cash equivalents at end of year	$15,214	$7,182

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$361	$1,359

Income taxes	$—	$227

Supplemental disclosure of non-cash investing and financing acitivies:
Purchase of equipment through capitalized lease obligations	$—	$67

Purchase of equipment not paid for at the end of the year	$—	$123

Reclassification of other assets to property and equipment	$281	$—

Unrealized losses from investments in marketable securities	$19	$37

Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48	$—	$154

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 3, 2009

Note 1—Description of Business

        Netlist, Inc. (the "Company" or "Netlist") designs and manufactures high performance memory subsystems for the server, high performance computing and communications markets. The Company's memory subsystems consist of dynamic random access memory integrated circuits, NAND and other components assembled on a printed circuit board. Headquartered in Irvine, California, Netlist's solutions are targeted at applications where memory plays a key role in meeting system performance requirements. In 2007, the Company established a manufacturing facility in the People's Republic of China, or PRC, which became operational in July 2007 upon the successful qualification of certain key customers.

        In December 2006, the Company sold 6,250,000 of its common shares in its initial public offering, or IPO, at an offering price of $7.00 per share, resulting in proceeds of $39.5 million, net of underwriters' discounts and offering expenses of approximately $4.2 million.

Note 2—Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or the U.S.

  Principles of Consolidation

        The consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Year

        The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31. The 2008 and 2007 fiscal years ended on January 3, 2009 and December 29, respectively. Fiscal year 2008 consisted of 53 weeks and fiscal year 2007 consisted of 52 weeks.

  Reclassifications

        Certain amounts in the 2007 consolidated financial statements have been reclassified to conform with the current year presentation.

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 2—Summary of Significant Accounting Policies (Continued)

the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

  Revenue Recognition

        The Company's revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers, or OEMs. Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits, or ICs, totaling approximately $0.4 million and $1.9 million during the years ended January 3, 2009 and December 29, 2007, respectively.

        The Company recognizes revenues in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition ("SAB No. 104"). Under the provisions of SAB No. 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

        A portion of the Company's shipments are made to third-party inventory warehouses, or hubs, and the Company recognizes revenue when the inventory is pulled from the hub for use in production by the customer. The Company receives reports from its customers on a daily basis indicating the inventories pulled from a hub for use by a customer, and performs a daily reconciliation of inventories shipped to and pulled by the customer to those inventories reflected on the customer's reports to ensure that sales are recognized in the appropriate periods.

        All amounts billed to customers related to shipping and handling are classified as revenues, while all costs incurred by the Company for shipping and handling are classified as cost of sales.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 2—Summary of Significant Accounting Policies (Continued)

  Investments in Marketable Securities

        The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Financial Accounting Standards Board ("FASB") Staff Position SFAS Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company's investments in marketable securities have been classified and accounted for as available-for-sale based on management's investment intentions relating to these securities. Available-for-sale securities are stated at market value, and are generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

        The Company generally invests its excess cash in domestic bank-issued certificates of deposit which carry federal deposit insurance, money market funds and in highly liquid debt instruments of U.S. municipalities, corporations and the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents; all investments with stated maturities of greater than three months are classified as investments in marketable securities.

  Fair Value of Financial Instruments

        The Company's financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments. Effective December 30, 2007, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. and expands required disclosures about fair value measurements. Pursuant to SFAS 157, other than for certain investments in auction rate securities (see Note 4), the fair value of the Company's cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets, or Level 1 Inputs. The Company believes that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

  Allowance for Doubtful Accounts

        The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due, the current business environment and its historical experience.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 2—Summary of Significant Accounting Policies (Continued)

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, and accounts receivable.

        The Company invests primarily in money market funds and high quality commercial paper and other debt instruments. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. Investments in marketable securities are generally in high-credit quality debt instruments with an active resale market. Such investments are made only in instruments issued or enhanced by high-quality institutions. The U.S. Treasury through a Temporary Guarantee Program of Money Market funds has guaranteed money market investments on hand as of September 19, 2008. These funds are guaranteed through April 30, 2009. The Company had $7.4 million of U.S Treasury guaranteed money market funds at January 3, 2009. The Company has not incurred any credit risk losses related to these investments.

        The Company's trade accounts receivable are primarily derived from sales to OEMs in the computer industry. The Company performs credit evaluations of its customers' financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral. The Company believes that the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management's expectations.

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

  Impairment of Long-Lived Assets

        The Company evaluates long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their net book value

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 2—Summary of Significant Accounting Policies (Continued)

may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Other than those matters discussed in Note 3, the Company's management believes there is no further impairment of long-lived assets as of January 3, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue, which could result in future impairment of long-lived assets.

  Warranties

        The Company offers warranties generally ranging from one to three years to its customers, other than on sales of excess inventory, depending on the product and negotiated terms of purchase agreements. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. The Company records an estimate for warranty-related costs at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs (see Note 3). Such costs have historically been consistent between periods and in-line with management's expectations.

  Stock-Based Compensation

        The Company accounts for equity issuances to non-employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

        In accordance with SFAS No. 123(R), Share-Based Payment ("SFAS 123R"), employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the accompanying consolidated statements of operations includes (i) compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and (ii) compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Given that stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 2—Summary of Significant Accounting Policies (Continued)

rates used by the Company are based on historical forfeiture experience and estimated future forfeitures.

        The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of these awards. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the Company's belief that it currently has limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on the Company's history and expectation of dividend payouts. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

  Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

        The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48") on December 31, 2006, the first day of its fiscal 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

  Research and Development Expenses

        Research and development expenditures are expensed in the period incurred.

  Advertising Expenses

        Advertising costs are expensed in the period incurred. Advertising expenses for fiscal years 2008 and 2007 were not significant.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 2—Summary of Significant Accounting Policies (Continued)

  Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes unrealized gains or losses on investments.

  Risks and Uncertainties

        The Company's operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject us to uncertainties or certain regulatory policies and (iii) changes in other policies of the Chinese governmental and regulatory agencies. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi ("RMB"), is converted into other currencies. If changes or restrictions in the conversion of RMB are instituted, the Company's operations and operating results may be negatively impacted.

  Foreign Currency Remeasurement

        The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net income (loss).

  Net Income (Loss) Per Share

        Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the year. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average shares and dilutive potential common shares outstanding during the year. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.

  New Accounting Pronouncements

        In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations, financial position or cash flows.

        In February 2008, the FASB issued Staff Position 157-2 ("FSP 157-2"). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 2—Summary of Significant Accounting Policies (Continued)

value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities. The Company does not believe the adoption of SFAS 157 for its non-financial assets and liabilities, that are not recognized at fair value on a recurring basis, will have a material impact on the Company's consolidated results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at "full fair value." SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company expects SFAS 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that the Company consummates after the effective date.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Note 3—Supplemental Financial Information

  Inventories

        Inventories consist of the following (in thousands):

	January 3, 2009	December 29, 2007
Raw materials	$976	$1,878
Work in process	111	425
Finished goods	742	1,030

	$1,829	$3,333

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 3—Supplemental Financial Information (Continued)

        During the year ended December 31, 2007, the Company incurred a loss of approximately $5.3 million due to slow moving and lower-of-cost or market value inventory adjustments, which is included as a component of cost of sales, in the accompanying consolidated statement of operations.

  Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

	Estimated Useful Lives	January 3, 2009	December 29, 2007
Machinery and equipment	3 - 7 yrs.	$7,097	$8,055
Leasehold improvements	*	1,795	1,484
Furniture and fixtures	5 yrs.	457	457
Computer equipment and software	3 - 7 yrs.	2,618	2,278
Assets held for sale		101	—

		12,068	12,274
Less accumulated depreciation and amortization		(5,129)	(4,083)

		$6,939	$8,191

    *
    Estimated useful life is generally 7 years, or the remaining lease term, whichever is shorter.

        Included in property and equipment are assets under capital leases with a cost of approximately $0.9 million and $1.9 million and accumulated amortization of approximately $0.7 million and $1.2 million at January 3, 2009 and December 29, 2007, respectively.

        During fiscal 2006, the Company acquired certain laser soldering equipment (the "Equipment") primarily intended for use in connection with a new product technology to be developed for a customer. During fiscal 2007, management determined that certain alternative equipment and related design processes were a more appropriate complement to the development of this technology. As a result, the Company determined the extent to which it expected to utilize the Equipment in the future had decreased from its original estimates, and thus the Company concluded that the carrying value of the Equipment was no longer recoverable and was therefore impaired. Management determined that, due primarily to the highly customized nature of the Equipment, the likelihood of alternative uses or disposal through a sale were significantly remote. As a result, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded a charge of approximately $0.3 million to write-off the carrying value of the Equipment. This charge is included as a component of research and development expenses in the accompanying consolidated statement of operations for the year ended December 29, 2007.

        Additionally, during the fourth quarter of 2007, the Company recorded a charge of approximately $0.2 million to write-down the carrying value of certain other long-lived assets for which the carrying value was determined to be impaired. This charge is included as a component of selling, general and

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 3—Supplemental Financial Information (Continued)

administrative expenses in the accompanying consolidated statement of operations for the year ended December 29, 2007.

        During the fourth quarter of fiscal 2008, the Company began moving certain operations to the PRC. As a result, management determined that certain excess equipment was no longer needed and decided to hold the assets for sale. The carrying value of this excess equipment was reduced to its fair value less costs to sell and classified as assets held for sale at January 3, 2009. The Company determined the current fair value of the excess equipment primarily using market prices for comparable equipment. Based on its analysis, the Company recorded a charge of $0.1 million to reduce the assets held for sale to their estimated fair value and included such charge in selling, general and administrative expenses for the year ended January 3, 2009.

  Warranty Liability

        The following table summarizes the activity related to the warranty liability (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007
Beginning balance	$353	$298
Charged to costs and expenses	113	256
Usage	(189)	(201)

Ending balance	$277	$353

        The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Prior to fiscal 2007, activity related to warranty costs was insignificant.

  Facility Relocation Costs

        As a result of the relocation the Company's domestic headquarters and manufacturing facility during the third quarter of 2007, the Company vacated its previous manufacturing facility. The Company is currently obligated under a noncancellable operating lease of this facility through November 2010. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a net charge and related liability of approximately $134,000 in fiscal 2007, which approximated the estimated fair value of the net remaining lease payments.

        In January 2008, the Company entered into an agreement to sublease this facility to another tenant. During the fourth quarter of 2008, as a result of certain adjustments and revised assumptions related to the sublease agreement with the tenant, the Company recorded an additional charge of approximately $34,000.

        The charges discussed above are included as a component of selling, general and administrative expenses in the respective accompanying consolidated statements of operations. The related liability is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 3—Supplemental Financial Information (Continued)

        The following table summarizes the activity and liability balance related to the facility relocation costs recorded for the periods indicated (in thousands):

Liability balance, December 30, 2006	$—
Charged to costs and expenses	134
Net payments	(31)

Liability balance, December 29, 2007	103
Charged to costs and expenses	34
Net payments	(57)

Liability balance, January 3, 2009	$80

  Comprehensive Loss

        The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007
Net loss	$(15,214)	$(7,413)
Other comprehensive loss:
Change in net unrealized loss on investments	(6)	(37)
Reclassification adjustment for net realized gain included in net loss	(13)	—

Total comprehensive loss	$(15,233)	$(7,450)

        Accumulated other comprehensive loss reflected on the consolidated balance sheets at January 3, 2009 and December 29, 2007 represents accumulated net unrealized losses on investments in marketable securities.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 3—Supplemental Financial Information (Continued)

  Computation of Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	January 3, 2009	December 29, 2007
Basic and diluted net loss per share:
Numerator: Net loss	$(15,214)	$(7,413)

Denominator: Weighted-average common shares outstanding, basic	19,847	19,674

Basic net loss per share	$(0.77)	$(0.38)

        All potentially dilutive common share equivalents of approximately 0.9 million and 1.5 million shares, have been excluded from the diluted net loss per share calculations for the years ended January 3, 2009 and December 29, 2007, respectively, as their effect would be anti-dilutive for the years then ended. These common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, and would have been included in the calculation of diluted earnings per share had the Company reported net income for these years.

Note 4—Fair Value Measurements

        On December 30, 2007, the first day of its fiscal year 2008, the Company partially adopted SFAS 157 which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1—	Quoted prices in active markets for identical assets or liabilities.
Level 2—
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The fair value of the Company's cash equivalents is determined based on quoted prices in active markets for identical assets, or Level 1 inputs.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 4—Fair Value Measurements (Continued)

        The fair value of the Company's investments in marketable securities which are categorized as Level 1 consist of commercial paper and corporate notes and bonds, both of which are valued using quoted market prices.

        In accordance with SFAS 157, the following table details the fair value measurements within the fair value hierarchy of the Company's investments in marketable securities (in thousands):

		Fair Value Measurements at January 3, 2009 Using
	Fair Value at January 3, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in marketable securities	$6,159	$5,199	$—	$960

        Fair value measurements using Level 3 inputs in the table above relate to the Company's investments in auction rate securities. Level 3 inputs are unobservable inputs used to estimate the fair value of assets or liabilities and are utilized to the extent that observable inputs are not available. The disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. The Company has estimated the fair value of these investments using a discounted cash flow model which included assumptions about the credit quality and expected duration of the investments, along with discount rates affected for the general lack of liquidity. These assumptions reflect the Company's estimates about the reasonable assumptions market participants would likely use in valuing the investments, including assumptions about risk, developed based on the best information available in the circumstances.

        The following table provides a reconciliation of the beginning and ending balances for the Company's assets measured at fair value using Level 3 inputs (in thousands):

Year Ended January 3, 2009
Beginning balance	$—
Transfers into Level 3	6,163
Unrealized loss included in accumulated other comprehensive loss	(42)
Purchases, sales, issuances and settlements, net	(5,161)

Ending balance	$960

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 5—Investments in Marketable Securities

        Investments in marketable securities consist of the following at January 3, 2009 and December 29, 2007 (in thousands):

	January 3, 2009
	Amortized Cost	Net Unrealized Loss	Fair Value
Certificates of Deposit	$751	$(1)	$750
Corporate notes and bonds	4,462	(13)	4,449
Auction and variable floating rate notes	1,002	(42)	960

	$6,215	$(56)	$6,159

	December 29, 2007
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Commercial paper	$987	$—	$987
Corporate notes and bonds	11,892	(9)	11,883
Federal agency notes and bonds	4,382	13	4,395
Auction and variable floating rate notes	6,163	(41)	6,122

	$23,424	$(37)	$23,387

        Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method. Net realized gains recorded during the years ended January 3, 2009 and December 29, 2007 were not significant.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 5—Investments in Marketable Securities (Continued)

        The following table provides the breakdown of investments in marketable securities with unrealized losses at January 3, 2009 and December 29, 2007 (in thousands):

	January 3, 2009 Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$250	$(1)	—	—
Corporate notes and bonds	4,449	(13)	—	—
Auction and variable floating rate notes	—	—	1,002	(42)

	$4,699	$(14)	$1,002	$(42)

	December 29, 2007 Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$6,830	$(12)	$—	$—
Federal agency notes and bonds	998	(3)	—	—
Auction and variable floating rate notes	1,965	(41)	—	—

	$9,793	$(56)	$—	$—

        As of January 3, 2009 and December 29, 2007, the Company held 6 and 11 investments, respectively, that were in an unrealized loss position.

  Auction Rate Securities

        As of December 29, 2007, two of the Company's AAA rated auction rate securities with a total purchased cost of approximately $2.0 million experienced failed auctions during the fourth quarter of 2007. Due to the failed auctions, the Company was unable to sell the securities at their respective costs, resulting in a decrease in fair value, which has been recorded as a component of accumulated other comprehensive loss in accordance with SFAS No. 115. These investments have been classified as long-term investments in marketable securities in the Company's consolidated balance sheet as of December 29, 2007. During the quarter ended June 28, 2008, the Company was able to liquidate at par value these marketable securities investments with a total purchased cost of $2.0 million. Accordingly, the Company reversed the cumulative unrealized loss on these investments of approximately $0.2 million that was previously recorded.

        As of January 3, 2009, the Company held two investments in auction rate securities with a total purchased cost of $1.0 million. These two investments represent (i) a fully insured debt obligation of a municipality and (ii) a AAA rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education. Given the insufficient observable market inputs and related information available, the Company has classified its investments in auction rate securities within Level 3 of the fair value hierarchy (see Note 4).

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 5—Investments in Marketable Securities (Continued)

        The Company does not believe that the current illiquidity of its investments in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying securities may be called by the issuer. Given these and other uncertainties, the Company's investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying consolidated balance sheet as of January 3, 2009. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $42,000 at January 3, 2009, are temporary because (i) the Company believes that the absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in the market occurs.

  Other Investments in Marketable Securities

        Excluding its auction rate securities, the gross unrealized losses on the Company's other investments in marketable securities totaled approximately $14,000 as of January 3, 2009, and is generally due to the ongoing uncertainties in the credit and financial markets, as well as changes in interest rates. The fair value of these investments was determined based on Level 1 inputs, consisting of quoted prices from actual market transactions for identical investments. The Company has determined that the unrealized losses on these investments as of January 3, 2009 are temporary in nature. Factors considered in determining whether impairments are other than temporary include (i) the length of time and extent to which fair value has been less than the amortized cost basis, (ii) the financial condition and near-term prospects of the investee and (iii) the Company's intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.

        The Company maintains an investment portfolio of various holdings, types and maturities. The Company invests in instruments that meet high quality credit standards, as specified in its investment policy guidelines. These guidelines generally limit the amount of credit exposure to any one issue, issuer or type of instrument. The fair value of the Company's investments in marketable securities could change significantly in the future and the Company may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

        The following table presents the amortized cost and fair value of the Company's investments in marketable securities classified as available-for-sale at January 3, 2009 and December 29, 2007 by contractual maturity (in thousands):

	January 3, 2009
	Amortized Cost	Fair Value
Maturity
Less than one year	$5,213	$5,199
One to two years	—	—
Greater than two years*	1,002	960

	$6,215	$6,159

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 5—Investments in Marketable Securities (Continued)

	December 29, 2007
	Amortized Cost	Fair Value
Maturity
Less than one year	$15,574	$15,573
One to two years	1,687	1,692
Greater than two years*	6,163	6,122

	$23,424	$23,387

    *
    Comprised of auction rate securities which generally have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

Note 6—Credit Agreement

        Under the Company's revolving line of credit with its bank, the Company may borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by its bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $1 million.

        In connection with its credit agreement, the Company also has been provided an equipment line of credit allowing it to borrow up to $3 million. Interest on the equipment advances is payable monthly, at the Company's option, at the greater of (i) prime rate plus 3% (ii) LIBOR plus 6% or (iii) 8%. Interest only payments were required on the equipment advances through January 31, 2007. Commencing February 1, 2007, the Company is required to repay the equipment advances in 42 equal monthly installments. The outstanding balance on this loan was approximately $0.5 and $0.9 million at January 3, 2009 and December 29, 2007, respectively (see Note 8).

        In May 2008, the Company executed a ninth amendment to its credit agreement, which was effective as of the beginning of its second fiscal quarter of 2008. Among other things, the amendment revised certain financial and other covenants with which the Company was required to comply. The amendment required the Company to (i) limit capital expenditures under a defined annual cap, (ii) achieve certain minimum monthly profitability thresholds and (iii) maintain a minimum liquidity threshold as of the end of each month. Additionally, the amendment revised the interest rate on the Company's borrowings on the revolving line of credit to fluctuate between the prime rate and prime plus 0.5% based on the Company's combined monthly account balance with the bank. Furthermore, under the amendment, the Company's nonrevolving equipment financing line of credit was revised to allow the Company to borrow up to an additional maximum of $0.9 million to finance up to 80% of the cost of equipment purchases through the end of fiscal 2008. As of January 3, 2009, no additional financing was obtained. Principal on any of these additional borrowings is scheduled to be repaid in 42 equal monthly installments commencing January 1, 2009. Interest on the Company's existing and future equipment line of credit advances is payable monthly, at the Company's option, at the greater of (i) prime rate plus 3% (ii) LIBOR plus 6% or (iii) 8%.

        In October 2008, the Company executed the Tenth Amendment to its Amended and Restated Credit and Security Agreement (the "Tenth Amendment"). Among other things, this amendment

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 6—Credit Agreement (Continued)

further revised the Company's minimum profitability financial covenant requirement. The Tenth Amendment also revised the monthly interest rate charged on future credit advances under the line of credit to the greater of (i) the sum of the prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.

        The following table presents details of interest expense related to borrowings on the line of credit, along with certain other applicable information (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007
Interest expense	$207	$862

	January 3, 2009	December 29, 2007
Outstanding borrowings on the line of credit	$—	$4,872

Borrowing availability under the line of credit	$1,701	$6,366

        Any borrowings under the Company's revolving and equipment lines of credit are collateralized by a general first priority lien against all of the Company's assets, both tangible and intangible.

        As of January 3, 2009, the Company was in compliance with its financial covenants.

Note 7—Letter of Credit

        In June 2008, the Company entered into an agreement with its bank to issue a commercial letter of credit ("LC"), up to $2 million to support purchases of inventory from a supplier. As part of this agreement, the Company was required to pledge cash as collateral for the full amount of the LC. This agreement was cancelled in December 2008.

Note 8—Long-Term Debt

        Long-term debt consists of the following (in thousands):

	January 3, 2009	December 29, 2007
Obligations under capital leases (see Note 10)	$148	$432
Equipment note payable to bank (see Note 6)	450	872
Note payable to others	6	74

	604	1,378
Less current portion	(474)	(740)

	$130	$638

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 8—Long-Term Debt (Continued)

  Capital Leases

        The Company has purchased manufacturing and computer equipment through the use of various capital leases. As of January 3, 2009, these leases require aggregate monthly payments of approximately $8,000 and mature at various dates through May 2011. The interest rates on these leases vary between 4.3% and 8.25% (see Note 10).

  Note Payable to Others

        In January 2003, the Company entered into a $300,000 loan agreement with a financing company, collateralized by assets owned by an employee related to the majority stockholder. This note bore interest at 14% per annum and matured in January 2009. Principal and interest payments of approximately $6,000 were due and payable monthly. The balance of this note was approximately $6,000 and $74,000 at January 3, 2009 and December 29, 2007, respectively.

        As of January 3, 2009, maturities of long-term debt were as follows (in thousands):

Fiscal Year
2009	$474
2010	117
2011	13

$604

        Interest expense related to the Company's long-term debt is presented in the following table (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007
Interest expense	$98	$213

Note 9—Income Taxes

        For financial reporting purposes, loss before provision (benefit) for income taxes includes the following components (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007
United States	$(10,725)	$(10,816)
Foreign	(1,188)	(622)

	$(11,913)	$(11,438)

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 9—Income Taxes (Continued)

        The Company's income tax provision (benefit) consists of the following (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007
Current:
Federal	$(1,239)	$(1,127)
State	11	1

Total current	(1,228)	(1,126)

Deferred:
Federal	(2,802)	(2,171)
State	(552)	(728)
Change in valuation allowance	7,883	—

Total deferred	4,529	(2,899)

Income tax provision (benefit)	$3,301	$(4,025)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 9—Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	January 3, 2009	December 29, 2007
Deferred tax assets:
Reserves and allowances	$2,751	$3,384
State taxes, net of federal income tax benefit	1	—
Depreciation and amortization	137	—
Other accruals	373	347
Compensatory stock options and rights	1,280	905
Deferred gain	95	144
Other	62	—
Contribution carryforwards	2	2
Tax credit carryforwards	632	241
NOL carryforward	2,652	125

Total deferred tax assets	7,985	5,148

Deferred tax liabilities:
State taxes, net of federal income tax benefit	—	(422)
Depreciation and amortization	—	(167)
Prepaid expenses	(102)	(30)

Total deferred tax liabilities	(102)	(619)

Subtotal	7,883	4,529

Valuation allowance	(7,883)	—

	$—	$4,529

        A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company's loss before income taxes to the income tax provision (benefit) is as follows:

	Year Ended
	January 3, 2009	December 29, 2007
U.S. federal statutory tax	(35)%	(35)%
State taxes, net of federal effect	7	(4)
Research and development credits	1	—
Benefit of lower tax rate	1	1
Stock-based compensation	1	1
Loss from foreign subsidiary	3	2
Valuation allowance	50	—

Effective income tax provision (benefit) rate	28%	(35)%

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 9—Income Taxes (Continued)

        The Company generated a federal net operating loss ("NOL") of approximately $10.5 million for the year ended January 3, 2009. Approximately $4.4 million of the NOLs will be carried back to the fiscal year ended December 30, 2006. The NOL of approximately $3.4 million generated for the year ended December 29, 2007 was carried back to December 30, 2006 and fully utilized. The remaining federal net operating loss carryforwards of $6.1 million will begin to expire in 2029. At January 3, 2009, the Company has approximately $6.9 million of state NOLs which begin to expire in fiscal year 2017. In addition, the Company has federal and state tax credit carryforwards of approximately $0.3 million and $0.3 million, respectively at January 3, 2009. Federal tax credit carryforwards begin to expire in 2026 and state tax credits carry forward indefinitely.

        In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In the third quarter of fiscal year 2008, the Company recorded a charge to income tax expense to establish a valuation allowance against its deferred income tax assets. The Company's determination to record a valuation allowance was based on recent history of cumulative losses and losses expected in early future years. In addition, the Company discontinued recording income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize its deferred income tax assets. As of January 3, 2009 a valuation allowance of approximately $7.9 million has been provided based on the Company's assessment that it is not more likely than not that sufficient taxable income will be generated to realize the tax benefits of these temporary differences.

        In accordance with SFAS No. 123(R), the deferred tax assets at January 3, 2009 does not include approximately $3,000 and $14,000 of excess tax benefits from employee stock option exercises that are a component of the federal and state net operating loss carryover, respectively. The Company's stockholders' equity balance will be increased if and when such excess tax benefits are ultimately realized.

  FIN 48

        The Company adopted FIN 48 on December 31, 2006, the first day of its fiscal 2007. As a result of the adoption of FIN 48, the Company recorded an increase in the net liability for unrecognized tax positions of approximately $0.2 million, which was recorded as an adjustment to the beginning balance of accumulated deficit as of December 31, 2006. The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Balance at December 31, 2006	$515
Accrual of potential interest related to unrecognized tax benefits	45

Balance at December 29, 2007	560
Accrual of potential interest related to unrecognized tax benefits	3

Balance at January 3, 2009	$563

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 9—Income Taxes (Continued)

        Included in the unrecognized tax benefits at January 3, 2009 and December 29, 2007 was approximately $0.6 million, respectively, of tax positions that, if recognized, would affect the Company's annual effective tax rate.

        The Company's continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had approximately $110,000 accrued for interest and $0 accrued for penalties at January 3, 2009 and $75,000 accrued for interest and $0 accrued for penalties at December 29, 2007. The Company's unrecognized tax benefits may change over the next 12 months as the statute of limitations on certain open years expire.

        The Company files tax returns with federal, state and foreign jurisdictions. The Company is no longer subject to IRS or state examinations prior to fiscal 2004 although certain carryforward attributes that were generated prior to fiscal 2004 may still be adjusted by the IRS.

  Tax Holidays

        In fiscal 2008, the Company began operating under tax holidays in the PRC, which are effective from January 2008 through December 2012. Since the Company operated at a loss in the PRC in 2008, it did not realize any benefit to its consolidated results of operations in 2008 attributable to the tax holidays.

Note 10—Commitments and Contingencies

  Leases

        The Company leases certain of its facilities and equipment under non-cancelable operating leases that expire at various dates through October 2012. Rental expense is presented in the following table (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007
Rental expense	$1,040	$953

        The Company also has acquired certain equipment through the use of various capital leases.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 10—Commitments and Contingencies (Continued)

        In December 2005, the Company sold the building containing its manufacturing facility and the related land in Irvine, California to an unrelated third party for gross proceeds of approximately $1.9 million. Concurrent with the sale, the Company entered into an agreement to lease the property back at an initial monthly rent of $10,000, subject to annual rent increases of 3% through lease expiration in November 2010. The Company accounts for the lease as an operating lease. In connection with the sale, the Company recognized a gain of approximately $0.6 million which was deferred and is being amortized into income ratably over the remaining lease term. During each of the years ended January 3, 2009 and December 29, 2007, the Company amortized approximately $118,000 of the gain which is recorded as a reduction of rent expense in the accompanying consolidated statements of operations. In January 2008, the Company entered into an agreement to sublease this facility to another tenant as a result of the Company's facility relocation, as discussed further in Note 3. As of January 3, 2009, the Company expects to receive total future minimum rental income from this sublease of approximately $0.2 million, the term of which expires in November 2010.

        A summary of future minimum payments under both capital and operating lease commitments net of sublease as of January 3, 2009 is as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2009	$94	$665
2010	63	674
2011	14	467
2012	—	23

Total minimum lease payments	171	$1,829

Less amount representing interest	(23)

Present value of future minimum lease payments (see Note 8)	$148

  Litigation

  Federal Securities Class Action

        Beginning in May 2007, the Company, certain of its officers and directors, and the Company's underwriters were named as defendants in four purported class action shareholder complaints, two of which were filed in the U.S. District Court for the Southern District of New York, and two of which were filed in the U.S. District Court for the Central District of California. These purported class action lawsuits were filed on behalf of persons and entities who purchased or otherwise acquired the Company's common stock pursuant or traceable to the Company's November 30, 2006 Initial Public Offering (the "IPO"). The lawsuits were consolidated into a single action—Belodoff v. Netlist, Inc., Lead Case No. SACV07-677 DOC (MLGx)—which is currently pending in the Central District of California. Lead Plaintiff filed the Consolidated Complaint on November 5, 2007. Defendants filed their motions to dismiss the Consolidated Complaint on January 9, 2008. The motions to dismiss were taken under submission on April 28, 2008 and on May 30, 2008, the Court granted the defendants' motions. However, plaintiffs were granted the right to amend their complaint and subsequently filed their First Amended Consolidated Class Action Complaint (the "Amended Complaint") on July 15,

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 10—Commitments and Contingencies (Continued)

2008. Generally, the Amended Complaint alleges that the Registration Statement issued by the Company in connection with the IPO contained untrue statements of material fact or omissions of material fact in violation of Sections 11 and 15 of Securities Act of 1933. The Company filed a motion to dismiss the Amended Complaint on January 9, 2009 and an oral argument on the motion to dismiss is set for April 6, 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. However, at this time, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. If an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss.

  California Derivative Action

        In August 2007, a derivative lawsuit was filed in California Superior Court for County of Orange—Smith v. Hong, Case No. 07CC01359—against certain of the Company's officers and directors. This action contains factual allegations similar to those of the federal class action lawsuit described above, but the plaintiff in this case also asserts claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The plaintiff seeks unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by the defendants. The defendants in this action have not responded to the complaint. Pursuant to a stipulation, the parties agreed to temporarily stay the action pending the ultimate decision on the defendants' motions to dismiss in the federal securities class action. The parties also agreed that twenty days after the court in the federal securities class action issues a final ruling as to the motions to dismiss brought in that action, the parties will meet and confer regarding the time for defendants to respond to the complaint in this derivative action. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. At this time, however, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss. In addition, the Company received correspondence from counsel for a purported shareholder requesting that the Company take actions to investigate and remedy alleged wrongdoing by unidentified former and current officers and/or directors based on allegations similar to those in the Smith v. Hong derivative case. The Company, through its Board of Directors, has evaluated and rejected this request.

  Patent Claims

        In May 2008, the Company initiated discussions with Google, Inc. regarding the Company's claims that Google has infringed on a U.S. Patent assigned to the Company relating generally to "rank multiplication" in memory modules. On August 29, 2008, Google filed a declaratory judgment lawsuit against the Company in United States District Court for the Northern District of California, seeking a declaration that Google did not infringe on the Company's patent, and that the Company's patent is invalid. Google is not seeking any monetary damages. On November 18, 2008, the Company filed a counterclaim for infringement of the patent by Google. The Company expects to vigorously pursue its claim against Google and to vigorously defend against Google's claim of invalidity.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 10—Commitments and Contingencies (Continued)

        On March 17, 2009, the Company filed a complaint for patent infringement against MetaRAM, Inc. for its infringement of one of the Company's patents. On March 26, 2009 MetaRAM filed a complaint against the Company for patent infringement. The Company expects to vigorously pursue its claim against MetaRAM and to vigorously defend against MetaRAM's separate claim.

  Other Contingent Obligations

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company's customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company's negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; and (v) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

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

Note 12—Stockholders' Equity

  Serial Preferred Stock

        At the completion of the IPO the Company authorized 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares were outstanding at January 3, 2009 or December 29, 2007.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 13—Stock Options and Warrants

  Common Stock Options

        In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Plan") and in October 2006, the Company adopted the 2006 Equity Incentive Plan (the "2006 Plan"), under which direct stock awards or options to acquire shares of the Company's common stock may be granted to employees and nonemployees of Netlist. The 2000 Plan was administered by the Board of Directors or a committee thereof, and the 2006 Plan is administered by the Compensation Committee of the Board of Directors. The 2000 Plan permitted the issuance of up to 5,750,000 shares of the Company's common stock. Effective as of the IPO, no further grants may be made under the 2000 Plan. The 2006 Plan permits the issuance of a maximum of 500,000 shares of common stock, automatically increasing on the first day of each calendar year beginning on or after January 1, 2007 by the lesser of (i) 500,000 shares or (ii) such smaller number of shares as may be determined by the Company's Board of Directors prior to that date. Options granted under the 2000 Plan and 2006 Plan primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

        A summary of the Company's common stock option activity under the 2000 Plan and 2006 Plan during the period from December 31, 2006 to January 3, 2009 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding—December 31, 2006	3,318	3.34
Options granted	1,163	3.15
Options exercised	(191)	1.62
Options cancelled	(544)	5.44

Options outstanding—December 29, 2007	3,746	3.06
Options granted	1,145	1.27
Options exercised	—	—
Options cancelled	(610)	2.69

Options outstanding—January 3, 2009	4,281	$2.64	6.9	$115

Options exercisable—January 3, 2009	2,171	$2.12	5.3	$111

Options expected to vest—January 3, 2009	1,836	$3.64	8.6	$3

Options available for grant under the 2006 Plan at January 3, 2009	531

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 13—Stock Options and Warrants (Continued)

        The following table summarizes information about stock options outstanding and exercisable at January 3, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.20 - $0.31	1,231	4.3	$0.22	1,011	$0.20
$0.59 - $1.25	189	8.2	$0.78	54	$1.25
$1.29 - $1.95	884	8.9	$1.64	163	$1.79
$2.05 - $3.20	986	7.4	$2.54	576	$2.58
$3.26 - $6.94	68	8.3	$6.35	19	$6.04
$7.00 - $8.45	923	7.6	$7.04	348	$7.02

	4,281	6.9	$2.64	2,171	$2.12

        The following table presents the weighted average assumptions used to estimate the per share fair values of common stock options granted by the Company, along with certain other pertinent information:

	Year Ended
	January 3, 2009	December 29, 2007
Expected term (in years)	5.4	5.4
Expected volatility	80%	80%
Risk-free interest rate	2.86%	4.43%
Expected dividends	—	—

Weighted-average grant date fair value per share	$0.86	$2.18

Intrinsic value of options exercised (in thousands)	$—	$813

Fair value of options vested (in thousands)	$1,277	$1,181

        The intrinsic value of common stock options exercised represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each option.

        Upon the exercise of common stock options, the Company issues new shares from its authorized shares.

        At January 3, 2009, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2009 through 2012 related to unvested common stock options is approximately $2.5 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.0 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 13—Stock Options and Warrants (Continued)

required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

  Warrants

        The Company has issued warrants to purchase shares of its common stock to non-employees for services rendered or to be rendered in the future. Such warrants are issued outside of the 2000 Plan and 2006 Plan. A summary of the warrant activity during the period from December 31, 2006 to January 3, 2009 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Warrants outstanding—December 31, 2006	398	$1.35
Warrants granted	—	—
Warrants exercised	(23)	1.25
Warrants cancelled	(57)	3.84

Warrants outstanding—December 29, 2007	318	1.01
Warrants granted	—	—
Warrants exercised	(97)	1.00
Warrants cancelled	(203)	1.00

Warrants outstanding—January 3, 2009	18	$1.25	4.0	$—

Warrants exercisable—January 3, 2009	18

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

Note 14—401(k) Plan

        The Company sponsors a 401(k) defined contribution plan. Employees are eligible to participate in this plan provided they are employed full-time and have reached 21 years of age. Participants may make pre-tax contributions to the plan subject to a statutorily prescribed annual limit. Each participant is fully vested in his or her contributions on the contributions and investment earnings. The Company may make matching contributions on the contributions of a participant on a discretionary basis. In fiscal 2007, the Company adopted a limited matching contribution policy and made approximately $0.1 million in contributions to participants in this plan in each of the years ended January 3, 2009 and

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 14—401(k) Plan (Continued)

December 29, 2007. Effective January 2009, the Company elected to discontinue matching contributions.

Note 15—Major Customers and Suppliers

        The Company's product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company's total revenues as follows:

	Year Ended
	January 3, 2009	December 29, 2007
Customer:
Dell	58%	55%
Hewlett Packard	32%	23%

        The Company's accounts receivable are concentrated with two customers at January 3, 2009, representing approximately 51% and 19%; and two customers at December 29, 2007, representing approximately 66% and 23% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

        The Company's purchases have historically been concentrated in a small number of suppliers. The following table sets forth purchases from suppliers comprising 10% or more of the Company's total purchases as follows:

	Year Ended
	January 3, 2009	December 29, 2007
Supplier:
A	*	14%
B	26%	*
C	11%	*
D	*	28%
E	13%	11%

    *
    less than 10% of total purchases

        While the Company believes alternative suppliers could be utilized, any inability to obtain components or products in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2009

Note 16—Segment and Geographic Information

        The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a company-wide basis.

        To date, a majority of the Company's international sales relate to shipments of products to its U.S. customers' international manufacturing sites or third-party hubs. Net sales derived from shipments to international destinations, primarily to Asia (including foreign subsidiaries of customers that are headquartered in the U.S.), represented approximately 55% and 79% of the Company's net sales in fiscal 2008 and 2007, respectively. All of the Company's net sales to date have been denominated in U.S. dollars.

        As of January 3, 2009, approximately $4.2 million of the Company's net long-lived assets were located outside the United States, primarily in the PRC.