Form 10-Q
period 2009-04-04
NETLIST INC
filed 2009-05-15
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

19,855,411 shares outstanding at April 30, 2009

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 4, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	April 4,	January 3,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$8,563	$15,214
Investments in marketable securities	11,077	5,199
Accounts receivable, net	895	1,917
Inventories	1,322	1,829
Income taxes receivable	647	1,880
Prepaid expenses and other current assets	786	761
Total current assets	23,290	26,800

Property and equipment, net	6,272	6,939
Long-term investments in marketable securities	981	960
Other assets	225	234
Total assets	$30,768	$34,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,320	$1,786
Current portion of long-term debt	433	474
Current portion of deferred gain on sale and leaseback transaction	118	118
Accrued expenses and other current liabilities	2,045	2,083
Total current liabilities	3,916	4,461
Long-term debt, net of current portion	48	130
Deferred gain on sale and leaseback transaction, net of current portion	78	108
Total liabilities	4,042	4,699
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 19,855 shares issued and outstanding	20	20
Additional paid-in capital	69,690	69,383
Accumulated deficit	(42,960)	(39,113)
Accumulated other comprehensive loss	(24)	(56)
Total stockholders’ equity	26,726	30,234
Total liabilities and stockholders’ equity	$30,768	$34,933

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	April 4,	March 29,
	2009	2008

Net sales	$2,162	$13,104
Cost of sales(1)	2,699	9,973
Gross (loss) profit	(537)	3,131
Operating expenses:
Research and development(1)	1,614	1,576
Selling, general and administrative(1)	1,935	3,468
Total operating expenses	3,549	5,044
Operating loss	(4,086)	(1,913)
Other income (expense):
Interest income, net	82	239
Other income (expense), net	175	(91)
Total other income, net	257	148
Loss before provision (benefit) for income taxes	(3,829)	(1,765)
Provision (benefit) for income taxes	18	(1,181)
Net loss	$(3,847)	$(584)
Net loss per common share:
Basic	$(0.19)	$(0.03)
Diluted	$(0.19)	$(0.03)
Weighted-average common shares outstanding:
Basic	19,855	19,820
Diluted	19,855	19,820

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$29	$14
Research and development	58	23
Selling, general and administrative	220	207

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	April 4,	March 29,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,847)	$(584)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	581	527
Amortization of deferred gain on sale and leaseback transaction	(30)	(30)
Deferred income taxes	—	(72)
Gain on disposal of assets	(168)	—
Stock-based compensation	307	244
Changes in operating assets and liabilities:
Accounts receivable	1,022	4,133
Inventories	507	(259)
Income taxes receivable	1,233	(1,203)
Prepaid expenses and other current assets	(25)	(271)
Other assets	9	10
Accounts payable	(466)	(3)
Accured expenses and other current liabilities	(38)	(395)
Net cash (used in) provided by operating activities	(915)	2,097
Cash flows from investing activities:
Acquisition of property and equipment	(22)	(338)
Proceeds from sales of equipment	276	—
Purchase of investments in marketable securities	(10,297)	(6,377)
Proceeds from maturities of investments in marketable securities	3,400	7,150
Proceeds from sales of investments in marketable securities	1,030	1,025
Net cash (used in) provided by investing activities	(5,613)	1,460
Cash flows from financing activities:
Borrowings on line of credit	4,916	18,191
Payments on line of credit	(4,916)	(19,829)
Payments on debt	(123)	(227)
Tax benefit from exercise of warrants	—	32
Net cash used in financing activities	(123)	(1,833)
(Decrease) increase in cash and cash equivalents	(6,651)	1,724
Cash and cash equivalents at beginning of period	15,214	7,182
Cash and cash equivalents at end of period	$8,563	$8,906

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 4, 2009

Note 1—Description of Business

Netlist, Inc. (the “Company” or “Netlist”) designs and manufactures high performance memory subsystems for the server, high performance computing and communications markets. The Company’s memory subsystems consist of dynamic random access memory integrated circuits, NAND flash memory, or NAND, and other components assembled on a printed circuit board. Headquartered in Irvine, California, Netlist’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements. In 2007, the Company established a manufacturing facility in the People’s Republic of China, or PRC, which became operational in July 2007 upon the successful qualification of certain key customers.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 3, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2009.

The condensed consolidated financial statements included herein as of April 4, 2009 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company and its wholly owned subsidiaries as of April 4, 2009, the consolidated results of its operations for the three months ended April 4, 2009 and March 29, 2008, and the consolidated cash flows for the three months ended April 4, 2009 and March 29, 2008. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended April 4, 2009 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Principles of Consolidation

The consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31. For fiscal 2009, the Company’s fiscal year end is scheduled to be January 2, 2010 and will consist of 52 weeks. Each of the Company’s first three quarters in a fiscal year is comprised of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, valuation of investments in marketable securities, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, recoverability of long-lived assets, stock-based compensation expense and realization of deferred tax assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company’s revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers (“OEMs”). Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits (“ICs”) totaling approximately $0.1 million and $0.1 million, for the three months ended April 4, 2009 and March 29, 2008, respectively.

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

Investments in Marketable Securities

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities. Available-for-sale securities are stated at market value, and are generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the unaudited condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments. Effective December 30, 2007, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. and expands required disclosures about fair value measurements. Pursuant to SFAS 157, other than for certain investments in auction rate securities (see Note 4), the fair value of the Company’s cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs. The Company believes that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due, the current business environment and its historical experience.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, and accounts receivable.

The Company invests primarily in money market funds and high quality commercial paper and other debt instruments. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. Investments in marketable securities are generally in high-credit quality debt instruments with an active resale market. Such investments are made only in instruments issued or enhanced by high-quality institutions. The U.S. Treasury through a Temporary Guarantee Program of Money Market funds has guaranteed money market investments on hand as of September 19, 2008. These funds are guaranteed through September 18, 2009. The Company had $5.3 million of U.S Treasury guaranteed money market funds and FDIC insured funds at April 4, 2009.  In addition, the Company had $3.5 million in treasury notes that are direct obligations of the US government. The Company has not incurred any credit risk losses related to these investments.

The Company’s trade accounts receivable are primarily derived from sales to OEMs in the computer industry. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally require no collateral. The Company believes that the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

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

In accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the accompanying unaudited condensed consolidated statements of operations is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Given that stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates used by the Company are based on historical forfeiture experience and estimated future forfeitures.

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

New Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157.  FSP FAS 157-4 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions.  Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.  FSP FAS 157-4 is effective for the Company in its second quarter of fiscal 2009.  The Company is currently in the process of determining the effect of the adoption of FSP FAS 157-4 on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, FSP FAS 107-1 and APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments.  FSP FAS 107-1 and APB 28-1 is effective for the Company in its second quarter of fiscal 2009.  The Company is currently in the process of determining the effect of the adoption of FSP FAS 107-1 and APB 28-1 on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities.  FSP FAS 115-2 and FAS 124-2 does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for the Company in its second quarter of fiscal 2009.  The Company is currently in the process of determining the effect of the adoption of FSP FAS 157-4 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company expects SFAS 141(R) will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that the Company consummates.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	April 4,	January 3,
	2009	2009

Raw materials	$362	$976
Work in process	193	111
Finished goods	767	742
	$1,322	$1,829

Warranty Liability

The following table summarizes the activity related to the warranty liability (in thousands):

	Three Months Ended
	April 4,	March 29,
	2009	2008

Beginning balance	$277	$353
Charged to costs and expenses	29	26
Usage	(29)	(16)
Ending balance	$277	$363

The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Facility Relocation Costs

The following table summarizes the activity related to the Company’s accrual for facility relocation costs during the three months ended April 4, 2009 and March 39, 2008 (in thousands):

	Three Months Ended
	April 4,	March 29,
	2009	2008

Beginning balance	$80	$103
Charged to costs and expenses	—	—
Net payments	(1)	(14)
Ending balance	$79	$89

The liability for facility relocation costs is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Comprehensive Loss

The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Three Months Ended
	April 4,	March 29,
	2009	2008

Net loss	$(3,847)	$(584)
Other comprehensive loss:
Change in net unrealized gain (loss) on investments, net of tax	32	(45)
Reclassification adjustment for net realized gain included in net loss	—	(13)
Total comprehensive loss	$(3,815)	$(642)

Accumulated other comprehensive loss reflected on the condensed consolidated balance sheets at April 4, 2009 and January 3, 2009, represents accumulated net unrealized losses on investments in marketable securities.

Computation of Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended
	April 4,	March 29,
	2009	2008

Numerator: Net loss	$(3,847)	$(584)
Denominator: Weighted-average common shares outstanding, basic	19,855	19,820
Net loss per share, basic and diluted	$(0.19)	$(0.03)

The following table sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, which have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the periods then ended (in thousands):

	Three Months Ended
	April 4,	March 29,
	2009	2008
Common share equivalents	121	840

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods presented:

	Three Months Ended
	April 4,	March 29,
	2009	2008
Customer:
Dell	33%	74%
Hewlett Packard	* %	17%
Arrow Electronics Inc.	21%	—%

*  less than 10% of net sales

The Company’s accounts receivable are concentrated with two customers at April 4, 2009 representing approximately 44% and 10% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

Note 4—Fair Value Measurements

In accordance with SFAS 157, the following table details the fair value measurements within the fair value hierarchy of the Company’s investments in marketable securities (in thousands):

Fair Value Measurements at April 4, 2009 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	April 4,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Investments in marketable securities	$12,058	$11,077	$—	$981

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

Three Months Ended
April 4,
2009

Beginning balance	$960
Transfers into Level 3	—
Unrealized gain included in accumulated other comprehensive loss	21
Purchases, sales, issuances and settlements, net	—
Ending balance	$981

Auction Rate Securities

The recent disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of April 4, 2009, the Company held two investments in auction rate securities with a total purchased cost of $1.0 million. These two investments represent (i) a fully insured debt obligation of a municipality and (ii) a Baa1 and A3 rated debt obligations backed by pools of student loans guaranteed by the U.S. Department of Education. Given the insufficient observable market inputs and related information available, the Company has classified its investments in auction rate securities within Level 3 of the fair value hierarchy. The Company has estimated the fair value of these investments using a discounted cash flow model which included assumptions about the credit quality and expected duration of the investments, along with discount rates affected for the general lack of liquidity. These assumptions reflect the Company’s estimates about the reasonable assumptions market participants would likely use in valuing the investments, including assumptions about risk, developed based on the best information available in the circumstances.

The Company does not believe that the current illiquidity of its investments in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying securities may be called by the issuer. Given these and other uncertainties, the Company’s investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheet as of April 4, 2009. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $21,000 at April 4, 2009, are temporary because (i) the Company believes that the absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in the market occurs.

Other Investments in Marketable Securities

Excluding its auction rate securities, the gross unrealized losses on the Company’s other investments in marketable securities totaled approximately $2,000 as of April 4, 2009, and are generally due to the ongoing uncertainties in the credit and financial markets, as well as the overall current economic environment. The fair value of these investments was determined based on Level 1 inputs, consisting of quoted prices from actual market transactions for identical investments. The Company has determined that the unrealized losses on these investments as of April 4, 2009 are temporary in nature. Factors considered in determining whether impairments are other than temporary include (i) the length of time and extent to which fair value has been less than the amortized cost basis, (ii) the financial condition and near-term prospects of the investee and (iii) the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. The fair value of the Company’s investments in marketable securities could change significantly in the future and the Company may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

Note 5—Credit Agreement

Under the Company’s revolving line of credit agreement with its bank, the Company may borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by the Company’s bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $1 million. Interest is payable monthly at the greater of (i) the sum of prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%. This line of credit expires on July 31, 2009.

In connection with its credit agreement, the Company was provided an equipment line of credit allowing it to borrow up to $3.9 million through January 3, 2009. The Company is required to repay the equipment advances in monthly installments of $32,440. Interest on the equipment advances is payable monthly, at the Company’s option, at the greater of (i) the sum of prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.

The following table presents details of interest expense related to borrowings on the line of credit, along with certain other applicable information (in thousands):

	Three Months Ended
	April 4,	March 29,
	2009	2008
Interest expense	$3	$60

	April 4,	January 3,
	2009	2009
Outstanding borrowings on the revolving line of credit	$—	$—
Borrowing availability under the revolving line of credit	$655	$4,047

Any borrowings under the Company’s revolving and equipment lines of credit are collateralized by a general first priority lien against all of the Company’s assets, both tangible and intangible.

As of April 4, 2009, the Company was in compliance with its financial covenants.

Note 6—Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 4,	January 3,
	2009	2009
Obligations under capital leases	$128	$148
Equipment note payable to bank	353	450
Note payable to others	—	6
	481	604
Less current portion	(433)	(474)
	$48	$130

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended
	April 4,	March 29,
	2009	2008
Interest expense	$11	$37

Note 7—Income Taxes

The following table sets forth the Company’s provision (benefit) for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended
	April 4,	March 29,
	2009	2009
Provision (benefit) for income taxes	$18	$(1,181)
Effective tax rate	—%	67%

Under APB 28, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.  The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

As of April 4, 2009, the Company has provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to uncertainty of future utilization.

Note 8—Commitments and Contingencies

Litigation

Federal Securities Class Action

Beginning in May 2007, the Company, certain of its officers and directors, and the Company’s underwriters were named as defendants in four purported class action shareholder complaints, two of which were filed in the U.S. District Court for the Southern District of New York, and two of which were filed in the U.S. District Court for the Central District of California. These purported class action lawsuits were filed on behalf of persons and entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Company’s November 30, 2006 Initial Public Offering (the “IPO”). The lawsuits were consolidated into a single action—Belodoff v. Netlist, Inc., Lead Case No. SACV07-677 DOC (MLGx)—which is currently pending in the Central District of California. Lead Plaintiff filed the Consolidated Complaint on November 5, 2007. Defendants filed their motions to dismiss the Consolidated Complaint on January 9, 2008. The motions to dismiss were taken under submission on April 28, 2008 and on May 30, 2008, the Court granted the defendants’ motions. However, plaintiffs were granted the right to amend their complaint and subsequently filed their First Amended Consolidated Class Action Complaint (the “Amended Complaint”) on July 15, 2008. Generally, the Amended Complaint alleged that the Registration Statement issued by the Company in connection with the IPO contained untrue statements of material fact or omissions of material fact in violation of Sections 11 and 15 of Securities Act of 1933. The defendants filed motions to dismiss the Amended Complaint on January 9, 2009, and on April 17, 2009, the Court granted defendants’ motions to dismiss.  However, plaintiffs were again granted the right to amend their complaint.  Plaintiffs’ second amended complaint is due on or before May 21, 2009.  Defendants’ responses to that complaint are due June 22, 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. However, at this time, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. If an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss.

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

Patent Claims

In May 2008, the Company initiated discussions with Google, Inc. regarding the Company’s claims that Google has infringed on a U.S. Patent assigned to the Company relating generally to “rank multiplication” in memory modules. On August 29, 2008, Google filed a declaratory judgment lawsuit against the Company in United States District Court for the Northern District of California, seeking a declaration that Google did not infringe on the Company’s patent, and that the Company’s patent is invalid. Google is not seeking any monetary damages. On November 18, 2008, the Company filed a counterclaim for infringement of the patent by Google. The Company expects to vigorously pursue its claim against Google and to vigorously defend against Google’s claim of invalidity.

On March 17, 2009, the Company filed a complaint for patent infringement against MetaRAM, Inc. for its infringement of one of the Company’s patents. On March 26, 2009 MetaRAM filed a complaint against the Company for patent infringement. The Company expects to vigorously pursue its claim against MetaRAM and to vigorously defend against MetaRAM’s separate claim.

Trade Secret Claim

On November 18, 2008, the Company filed a claim for trade secret misappropriation against Texas Instruments (TI) in Santa Clara County Superior Court, based in TI’s disclosure of confidential Company materials to the JEDEC standard-setting body.  On February 20, 2009, TI filed its answer.  The parties are currently engaged in settlement discussions.  If those discussions are unsuccessful, the Company expects to vigorously pursue its claims against TI.

Other Contingent Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; and (v) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Note 9—Stock Options and Warrants

Common Stock Options

A summary of the Company’s common stock option activity as of and for the three months ended April 4, 2009 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 3, 2009	4,281	$2.64
Options granted	—	—
Options exercised	—	—
Options cancelled	(141)	2.93
Options outstanding at April 4, 2009	4,140	$2.63

At April 4, 2009, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2009 through fiscal 2012 related to unvested common stock options is approximately $1.6 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.9 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

Warrants

A summary of activity with respect to outstanding warrants to purchase shares of the Company’s common stock as of and for the three months ended April 4, 2009 is presented below (shares in thousands):

Weighted-
Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at January 3, 2009	18	$1.25
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants outstanding and exercisable at April 4, 2009	18	$1.25

Note 10—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At April 4, 2009, approximately $3.9 million of the Company’s net long-lived assets were located outside the U.S., primarily in the PRC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell and Arrow Electronics represented approximately 33% and 21%, respectively, of our net sales for the three months ended April 4, 2009. Dell and Hewlett Packard represented approximately 74% and 17%, respectively, of our net sales for the three months ended March 29, 2008. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers, or EMSs, for incorporation into products manufactured exclusively for the OEM customer. These net sales to EMSs have historically fluctuated period by period as a portion of the total net sales to these OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 67% of net sales to Dell for the three months ended April 4, 2009 and approximately 35% of net sales to Dell for the three months ended March 29, 2008.

Key Business Metrics

The following describes certain line items in our consolidated statements of operations that are important to management’s assessment of our financial performance:

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

In accordance with Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes, we evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

As of April 4, 2009, the we have provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to uncertainty of future utilization.

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

On January 1, 2006, we adopted Statements of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors based on estimated fair values.

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

The value of the portion of stock-based awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated financial statements. Given that stock-based compensation expense recognized in our consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional common stock options or other stock-based awards.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Net sales	100%	100%
Cost of sales	125	76
Gross (loss) profit	(25)	24
Operating expenses:
Research and development	75	12
Selling, general and administrative	89	26
Total operating expenses	164	38
Operating loss	(189)	(15)
Other income (expense):
Interest income, net	4	2
Other income (expense), net	8	(1)
Total other income, net	12	1

Loss before provision (benefit) for income taxes	(177)	(13)
Provision (benefit) for income taxes	1	(9)
Net loss	(178)%	(4)%

Three Months Ended April 4, 2009 Compared to Three Months Ended March 29, 2008

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three months ended April 4, 2009 and March 29, 2008 (in thousands, except percentages):

	Three Months Ended
	April 4,	March 29,	Increase	%
	2009	2008	(Decrease)	Change

Net sales	$2,162	$13,104	$(10,942)	(84)%
Cost of sales	2,699	9,973	(7,274)	(73)%
Gross (loss) profit	$(537)	$3,131	$(3,668)	(117)%
Gross margin	(25)%	24%	(49)%

Net Sales.  The overall decrease in our net sales was primarily driven by a sharp reduction in demand from our current customer base, ramp down of certain products and the slower than expected growth in sales of our flash products. The Company continues to transition to a new business strategy focused on the development of high-margin subsystems based on custom logic devices.

The decrease in net sales in the three months ended April 4, 2009 as compared to the three months ended March 29, 2008 resulted primarily from decreases of approximately (i) $1.8 million in sales of laptop personal computer memory subsystems, (ii) $3.2 million in sales of memory subsystems used to control Redundant Arrays of Independent Disks, or RAIDs, and (iii) $6.2 million in sales of our high density server modules.

Sales of our component inventory to distributors and other users of memory ICs represented approximately 2.8% and 0.4% of net sales for the three months ended April 4, 2009 and March 29, 2008, respectively. Component inventory sales have decreased as a percentage of net sales as a result of our ability to use the same components across a wider range of memory subsystems.

Gross (Loss) Profit and Gross Margin.  Gross (loss) profit for the three months ended April 4, 2009 as compared to the three months ended March 29, 2008 decreased primarily due to the 84% decrease in net sales between the two periods. The decrease in gross margin for the three months ended April 4, 2009 as compared to the three months ended March 29, 2008 is mostly due to the inability to absorb manufacturing costs caused by the significant drop in units manufactured and sold during the recent quarter.

Research and Development.

The following table presents research and development expenses for the three months ended April 4, 2009 and March 29, 2008 (in thousands, except percentages):

	Three Months Ended
	April 4,	March 29,		%
	2009	2008	Increase	Change
Research and development	$1,614	$1,576	$38	2%

The increase in research and development expense in the three months ended April 4, 2009 as compared to the three months ended  March 29, 2008 resulted primarily from increases of (i) $0.3 million in personnel-related expenses as a result of an increase in the number of outside contractors engaged in research and development activities during the first quarter of 2009 and (ii) $0.1 million in legal and professional services as we continue to increase activities related to new and emerging markets in 2009. The above increases were offset by a decrease of approximately $0.4 million in expenses related to product qualification builds and testing.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three months ended April 4, 2009 and March 29, 2008 (in thousands, except percentages):

	Three Months Ended
	April 4,	March 29,		%
	2009	2008	Decrease	Change
Selling, general and administrative	$1,935	$3,468	$(1,533)	(44)%

The decrease in selling, general and administrative expense in the three months ended April 4, 2009 as compared to the three months ended March 29, 2008 resulted primarily from decreases of (i) $1.0 million in personnel-related expenses primarily attributable to a decrease in the number of employees and outside contractors engaged in selling, general and administrative functions of approximately 42% during the 2009 quarter as compared to the 2008 quarter , (ii) $0.2 million in commission expenses due to a decline in sales revenue during the most recent quarter, (iii) $0.2 million in legal and professional fees due to the unreimbursed costs incurred during the prior quarter ended March 29, 2008 paid out to defend against a pending shareholder claim, (iv) $0.2 million in product qualification expense and related travel costs as a result of a decrease in the number of sales personnel during the most recent quarter.

Other Income (Expense).

The following table presents other income (expense) for the three months ended April 4, 2009 and March 29, 2008 (in thousands, except percentages):

	Three Months Ended
	April 4,	March 29,	Increase	%
	2009	2008	(Decrease)	Change
Interest income, net	$82	$239	$(157)	66%
Other income (expense), net	175	(91)	266	(292)%
Total other income, net	$257	$148	$109	(74)%

Net interest income for the three months ended April 4, 2009 was comprised of interest income of approximately $0.1 million, offset by interest expense of approximately $0.03 million. Net interest income for the three months ended March 29, 2008 was comprised of interest income of approximately $0.3 million, partially offset by interest expense of approximately $0.1 million. The decrease in interest income in the three months ended April 4, 2009 as compared to the three months ended March 29, 2008 was due to a combination of our lower overall cash and investment balances and the decrease in the yield earned on those balances due to lower interest rates.  The decrease in interest expense during 2009 as compared to 2008 resulted primarily from our lower average outstanding balances on our line of credit and debt balances during the current year.

Other income (expense), net, for the three months ended April 4, 2009 is primarily comprised of gains from the sale of equipment held for sale during the current quarter.  Other income (expense), net for the first quarter of 2008 is primarily comprised of losses on certain foreign currency remeasurement transactions partially offset by realized gains on the sale of certain investments in marketable securities.

Provision (Benefit) for Income Taxes.

The following table presents the provision (benefit) for income taxes for the three months ended April 4, 2009 and March 29, 2008 (in thousands, except percentages):

	Three Months Ended
	April 4,	March 29,		%
	2009	2008	Increase	Change
Provision (benefit) for income taxes	$18	$(1,181)	$1,199	(102)%

On an interim basis, we estimate what our effective tax rate will be in each jurisdiction for the full fiscal year and record a quarterly income tax provision (benefit) in accordance with the anticipated blended annual rate. We discontinued recording income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets.  We recorded a provision for income taxes for the three months ended April 4, 2009 due to state minimum taxes.  During the three months ended March 29, 2008 we recorded a benefit for income taxes which was reserved against during the third quarter of fiscal 2008 when we recorded a net charge to income tax expense of approximately $4.5 million related to establishing a partial valuation allowance against our deferred income tax assets.  Our determination to record a valuation allowance was based on our recent history of cumulative losses as well as uncertainty of the utilization of deferred tax assets in the near future.

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

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	April 4,	January 3,
	2009	2009
Working Capital	$19,374	$22,339

Cash and cash equivalents(1)	$8,563	$15,214
Short-term marketable securities(1)	11,077	5,199
Long-term marketable securities	981	960
	$20,621	$21,373

(1) Included in working capital

Our working capital decreased in the three months ended April 4, 2009 primarily as a result of declines in certain operating assets and liabilities, mainly due to the overall decline in net sales during the quarter.  Cash and cash equivalents decreased during the quarter as cash and cash equivalents were invested in short term marketable securities bearing a slightly higher rate of return and as the result of the use of approximately $0.9 million in cash used for operations.

Cash Provided and Used in the Three Months Ended April 4, 2009 and March 29, 2008

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	April 4,	March 29,
	2009	2008
Net cash provided by (used in):
Operating activities	$(915)	$2,097
Investing activities	(5,613)	1,460
Financing activities	(123)	(1,833)
Net increase (decrease) in cash and cash equivalents	$(6,651)	$1,724

Operating Activities. Net cash used by operating activities for the three months ended April 4, 2009 was primarily a result of a net loss of approximately $3.8 million for the three months ended April 4, 2009 partially offset by (i) approximately $2.2 million in net cash provided by changes in operating assets and liabilities, and (ii) approximately $0.7 million in net non-cash operating expenses, primarily comprising depreciation and amortization, stock-based compensation and gain on disposal of assets.   Net cash provided by operating activities for the three months ended March 29, 2008 was primarily a result of (i) approximately $2.0 million in net cash provided by changes in operating assets and liabilities and (ii) approximately $0.7 million in net non-cash operating expenses, primarily comprising depreciation and amortization, deferred income taxes, stock-based compensation and impairment of long-lived assets, partially offset by a net loss of approximately $0.6 million for the three months ended March 29, 2008.

Accounts receivable decreased approximately $1.0 million during the three months ended April 4, 2009 primarily as a result of the decline in our net sales during the period. During the same period, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.

Investing Activities. Net cash used in investing activities for the three months ended April 4, 2009 was primarily a result of purchases of additional investments in marketable securities of approximately $10.3 million, partially offset by (i) proceeds received from maturities and sales of certain investments in marketable securities of approximately $4.4 million and (ii) proceeds from the sale of equipment. Net cash provided by investing activities for the three months ended March 29, 2008 was primarily a result of proceeds received from maturities of certain investments in marketable securities of approximately $8.2 million, partially offset by purchases of additional investments in marketable securities during the period of approximately $6.4 million and (ii) purchases of additional property and equipment.

Due to recent disruptions of, and the resulting reduced liquidity in certain financial markets, two of our marketable securities investments in Baa1 and A3 rated auction rate securities with a total purchased cost of $1.0 million began to experience failed auctions during the fourth quarter of 2007 and have continued to the first quarter of 2009. Due to the failed auctions, we have been unable to sell the securities at their respective costs, resulting in a decrease in fair value which has been recorded as a component of accumulated other comprehensive loss. These investments have been classified as long-term investments in marketable securities in our consolidated balance sheets as of April 4, 2009 and March 29, 2008. As of April 4, 2009 and March 29, 2008, the unrealized losses on these two investments totaled approximately $.02 million and $0.2 million, respectively. We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we have the intent and ability to hold these investments until a recovery in market value occurs. The fair value of these securities could change significantly in the future and we may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

Financing Activities. Net cash used in financing activities for the three months ended April 4, 2009 was a result of repayment of approximately $0.1 million on our long term debt.   Net cash used in financing activities for the three months ended March 29, 2008 was primarily a result of (i) net repayments on our outstanding revolving line of credit of approximately $1.6 million and (ii) repayment of approximately $0.2 million on our long term debt.

Capital Resources

Under our revolving line of credit, we may borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by the Company’s bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $1 million. Interest is payable monthly at the greater of (i) the sum of prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.

In connection with its credit agreement, the Company was provided an equipment line of credit allowing it to borrow up to $3.9 million through January 3, 2009. The Company is required to repay the equipment advances in monthly installments of $32,440. Interest on the equipment advances is payable monthly, at the Company’s option, at the greater of (i) the sum of prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.

The following table presents details of outstanding borrowings and availability under our lines of credit (in thousands):

	April 4,	January 3,
	2009	2009
Outstanding borrowings on the revolving line of credit	$—	$—
Outstanding borrowings on the equipment line of credit	$—	$—
Borrowing availability under the revolving line of credit	$655	$4,047

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

New Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157.  FSP FAS 157-4 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions.  Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.  FSP FAS 157-4 is effective for the Company in its second quarter of fiscal 2009.  The Company is currently in the process of determining the effect of the adoption of FSP FAS 157-4 on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, FSP FAS 107-1 and APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments.  FSP FAS 107-1 and APB 28-1 is effective for the Company in its second quarter of fiscal 2009.  The Company is currently in the process of determining the effect of the adoption of FSP FAS 107-1 and APB 28-1 on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities.  FSP FAS 115-2 and FAS 124-2 does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for the Company in its second quarter of fiscal 2009.  The Company is currently in the process of determining the effect of the adoption of FSP FAS 157-4 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company expects SFAS 141(R) will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that the Company consummates.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

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

Item 4.         Controls and Procedures

Not Applicable.

Item 4T.      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended April 4, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended April 4, 2009, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

The information set forth in the sections entitled Federal Securities Class Action, California Derivative Action and Patent Claims under Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

Item 1A.      Risk Factors

As a Smaller Reporting Company, we are not required to make any disclosure pursuant to this Item 1A; however, we have included the risk factor directly below given the macroeconomic environment in which we are currently operating. Please also refer to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 filed with the Securities and Exchange Commission on March 30, 2009.

Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the memory market and semiconductor industry.

Recently general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the subprime-mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the memory market, recent international conflicts and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to further slow spending on our products and services, which would further delay and lengthen sales cycles. Furthermore, during continuing challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of the current economic slowdown or subsequent economic recovery, worldwide, or in the memory market and related semiconductor industry. If the economy or markets in which we operate continue to worsen, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could compound the negative impact on the results of our operations.

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

Date: May 15, 2009		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
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