Form 10-Q
period 2009-07-04
NETLIST INC
filed 2009-08-14
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

or

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

19,855,411 shares outstanding at July 31, 2009

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 4, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	July 4,	January 3,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$10,106	$15,214
Investments in marketable securities	9,096	5,199
Accounts receivable, net	1,523	1,917
Inventories	1,954	1,829
Income taxes receivable	651	1,880
Prepaid expenses and other current assets	759	761
Total current assets	24,089	26,800

Property and equipment, net	5,621	6,939
Long-term investments in marketable securities	979	960
Other assets	221	234
Total assets	$30,910	$34,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,455	$1,786
Revolving line of credit	2,153	—
Current portion of long-term debt	328	474
Current portion of deferred gain on sale and leaseback transaction	118	118
Accrued expenses and other current liabilities	2,713	2,083
Total current liabilities	7,767	4,461
Long-term debt, net of current portion	36	130
Deferred gain on sale and leaseback transaction, net of current portion	49	108
Total liabilities	7,852	4,699
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 19,855 shares issued and outstanding	20	20
Additional paid-in capital	69,980	69,383
Accumulated deficit	(46,924)	(39,113)
Accumulated other comprehensive loss	(18)	(56)
Total stockholders’ equity	23,058	30,234
Total liabilities and stockholders’ equity	$30,910	$34,933

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net sales	$3,173	$18,429	$5,335	$31,533
Cost of sales(1)	2,929	15,770	5,628	25,743
Gross profit (loss)	244	2,659	(293)	5,790
Operating expenses:
Research and development(1)	2,030	1,716	3,644	3,292
Selling, general and administrative(1)	2,120	3,310	4,055	6,778
Total operating expenses	4,150	5,026	7,699	10,070
Operating loss	(3,906)	(2,367)	(7,992)	(4,280)
Other income:
Interest income, net	18	104	100	343
Other income (expense), net	(45)	23	130	(68)
Total other income (expense), net	(27)	127	230	275
Loss before provision (benefit) for income taxes	(3,933)	(2,240)	(7,762)	(4,005)
Provision (benefit) for income taxes	31	11	49	(1,170)
Net loss	$(3,964)	$(2,251)	$(7,811)	$(2,835)
Net loss per common share:
Basic and diluted	$(0.20)	$(0.11)	$(0.39)	$(0.14)
Weighted-average common shares outstanding:
Basic and diluted	19,855	19,855	19,855	19,839

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$38	$48	$67	$62
Research and development	48	62	106	85
Selling, general and administrative	204	265	424	472

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	July 4,	June 28,
	2009	2008

Cash flows from operating activities:
Net loss	$(7,811)	$(2,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,150	1,054
Amortization of deferred gain on sale and leaseback transaction	(59)	(59)
Deferred income taxes	—	(990)
Gain on disposal of assets	(118)	—
Stock-based compensation	597	619
Changes in operating assets and liabilities:
Accounts receivable	394	5,593
Inventories	(125)	(4,998)
Income taxes receivable	1,229	(195)
Prepaid expenses and other current assets	2	(583)
Other assets	13	44
Accounts payable	669	(1,745)
Accrued expenses and other current liabilities	630	(254)
Net cash used in operating activities	(3,429)	(4,349)
Cash flows from investing activities:
Acquisition of property and equipment	(56)	(770)
Proceeds from sales of equipment	342	—
Purchase of investments in marketable securities	(10,203)	(6,672)
Proceeds from maturities and sales of investments in marketable securities	6,325	17,500
Net cash (used in) provided by investing activities	(3,592)	10,058
Cash flows from financing activities:
Borrowings on lines of credit	10,325	49,490
Payments on lines of credit	(8,172)	(48,700)
Payments on debt	(240)	(434)
Increase in restricted cash	—	(2,000)
Reversal of unrealized excess tax benefit from exercise of warrants	—	(4)
Net cash provided by (used in) financing activities	1,913	(1,648)
(Decrease) increase in cash and cash equivalents	(5,108)	4,061
Cash and cash equivalents at beginning of period	15,214	7,182
Cash and cash equivalents at end of period	$10,106	$11,243

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 4, 2009

Note 1—Description of Business

Netlist, Inc. (the “Company” or “Netlist”) designs and manufactures high performance memory subsystems for the server, high performance computing and communications markets. The Company’s memory subsystems consist of dynamic random access memory integrated circuits, NAND flash memory, or NAND, and other components assembled on a printed circuit board. Headquartered in Irvine, California, Netlist’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements. In 2007, the Company established a manufacturing facility in the People’s Republic of China, (the “PRC”), which became operational in July 2007 upon the successful qualification of certain key customers.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “US”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 3, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2009.

The condensed consolidated financial statements included herein as of July 4, 2009 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company and its wholly owned subsidiaries as of July 4, 2009 and January 3, 2009, the consolidated results of its operations for the three and six months ended July 4, 2009 and June 28, 2008, and the consolidated cash flows for the six months ended July 4, 2009 and June 28, 2008. The results of operations for the three and six months ended July 4, 2009 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, valuation of investments in marketable securities, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, recoverability of long-lived assets, stock-based compensation expense and realization of deferred tax assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company’s revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers (“OEMs”). Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits (“ICs”) totaling approximately $0.1 million and $0.1 million, respectively for the three and six months ended July 4, 2009, and approximately $0.1 million and $0.2 million, respectively, for the three and six months ended June 28, 2008.

The Company recognizes revenues in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Under the provisions of SAB 104, the Company recognizes revenues when there is persuasive evidence that an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

The Company generally invests its excess cash in domestic bank-issued certificates of deposit which carry federal deposit insurance, money market funds and in highly liquid debt instruments of US. municipalities, corporations and the US government and its agencies. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents; all investments with stated maturities of greater than three months are classified as investments in marketable securities.

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

The Company invests primarily in money market funds, certificates of deposit and high-credit quality debt instruments. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. Investments in marketable securities are generally in high-credit quality debt instruments with an active resale market. Such investments are made only in instruments issued or enhanced by high-quality institutions. The US. Treasury through a Temporary Guarantee Program of Money Market funds has guaranteed money market investments on hand as of September 19, 2008. These funds are guaranteed through September 18, 2009. The Company had $7.4 million of US Treasury guaranteed money market funds and FDIC insured funds at July 4, 2009.  In addition, the Company had $3.5 million in treasury notes that are direct obligations of the US government. The Company has not incurred any credit risk losses related to these investments.

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

The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of these awards. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of our common stock. The risk-free rate selected to value any particular grant is based on the US Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on the Company’s history and expectation of dividend payouts. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) on December 31, 2006, the first day of its 2007 fiscal year. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

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

Risks and Uncertainties

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies and (iii) changes in other policies of the Chinese governmental and regulatory agencies. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies. If changes or restrictions in the conversion of RMB are instituted, the Company’s operations and operating results may be negatively impacted.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”).  The Codification will become the source of authoritative U.S. GAAP.  The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company expects to adopt this standard with the filing of its Quarterly Report on Form 10-Q for the period ended October 3, 2009 and does not expect the standard to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157.  FSP FAS 157-4 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, FSP FAS 107-1 and APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments.  FSP FAS 107-1 and APB 28-1 became effective for the Company in its second quarter of fiscal 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities.  FSP FAS 115-2 and FAS 124-2 does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 became effective for the Company in its second quarter of fiscal 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. SFAS 141(R) applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company expects SFAS 141(R) will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that the Company consummates.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	July 4,	January 3,
	2009	2009

Raw materials	$1,580	$976
Work in process	161	111
Finished goods	213	742
	$1,954	$1,829

Warranty Liability

The following table summarizes the activity related to the warranty liability (in thousands):

	Six Months Ended
	July 4,	June 28,
	2009	2008

Beginning balance	$277	$353
Charged to costs and expenses	92	8
Usage	(108)	(70)
Ending balance	$261	$291

The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Facility Relocation Costs

The following table summarizes the activity related to the Company’s accrual for facility relocation costs during the six months ended July 4, 2009 and June 28, 2008 (in thousands):

	Six Months Ended
	July 4,	June 28,
	2009	2008

Beginning balance	$80	$103
Charged to costs and expenses	61	—
Net payments	(17)	(46)
Ending balance	$124	$57

The liability for facility relocation costs is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Comprehensive Loss

The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net loss	$(3,964)	$(2,251)	$(7,811)	$(2,835)
Other comprehensive loss:
Change in net unrealized loss on investments	6	68	38	23
Reclassification adjustment for net realized gain included in net loss	—	—	—	(13)
Total comprehensive loss	$(3,958)	$(2,183)	$(7,773)	$(2,825)

Accumulated other comprehensive loss reflected on the condensed consolidated balance sheets at July 4, 2009 and January 3, 2009, represents accumulated net unrealized losses on investments in marketable securities.

Computation of Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Numerator: Net loss	$(3,964)	$(2,251)	$(7,811)	$(2,835)
Denominator: Weighted-average common shares outstanding	19,855	19,855	19,855	19,839
Net loss per share, basic and diluted	$(0.20)	$(0.11)	$(0.39)	$(0.14)

The following table sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, which have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the periods then ended (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Common share equivalents	388	867	277	868

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods presented:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Customer:
Dell	60%	60%	49%	66%
Hewlett Packard	* %	26%	* %	22%
Arrow Electronics	15%	* %	17%	* %

* less than 10% of net sales

The Company’s accounts receivable are concentrated with two customers at July 4, 2009, representing approximately 62% and 27% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

Note 4—Fair Value Measurements

In accordance with SFAS 157, the following table details the fair value measurements within the fair value hierarchy of the Company’s investments in marketable securities (in thousands):

Fair Value Measurements at July 4, 2009 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	July 4,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Investments in marketable securities	$10,075	$9,096	$—	$979

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

Six Months Ended
July 4,
2009

Beginning balance	$960
Transfers into Level 3	—
Unrealized gain included in accumulated other comprehensive loss	19
Purchases, sales, issuances and settlements, net	—
Ending balance	$979

Note 5—Investments in Marketable Securities

Investments in marketable securities consist of the following at July 4, 2009 (in thousands):

	July 4, 2009
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value

Certificates of deposit	$245	$—	$245
US Government	3,557	2	3,559
Federal agency notes and bonds	5,289	3	5,292
Auction and variable floating rate notes	1,002	(23)	979
	$10,093	$(18)	$10,075

Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method. Net realized gains recorded during the six months ended July 4, 2009 were not significant.

The following table provides the breakdown of investments in marketable securities with unrealized losses at July 4, 2009 (in thousands):

July 4, 2009
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Certificates of deposit	$—	$—	$—	$—
US Government	—	—	—	—
Federal agency notes and bonds	—	—	—	—
Auction and variable floating rate notes	—	—	1,002	(23)
	$—	$—	$1,002	$(23)

As of July 4, 2009, the Company held two investments that were in an unrealized loss position.

Auction Rate Securities

The recent disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of July 4, 2009, the Company held two investments in auction rate securities with a total purchased cost of $1.0 million. These two investments represent (i) a fully insured debt obligation of a municipality and (ii)  Baa1 and A3 rated debt obligations backed by pools of student loans guaranteed by the U.S. Department of Education. Given the insufficient observable market inputs and related information available, the Company has classified its investments in auction rate securities within Level 3 of the fair value hierarchy. The Company has estimated the fair value of these investments using a discounted cash flow model which included assumptions about the credit quality and expected duration of the investments, along with discount rates affected for the general lack of liquidity. These assumptions reflect the Company’s estimates about the reasonable assumptions market participants would likely use in valuing the investments, including assumptions about risk, developed based on the best information available in the circumstances.

The Company does not believe that the current illiquidity of its investments in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying securities may be called by the issuer. Given these and other uncertainties, the Company’s investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheet as of July 4, 2009. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $23,000 at July 4, 2009, are temporary because (i) the Company believes that the absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in the market occurs.

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

The following table presents the amortized cost and fair value of the Company’s investments in marketable securities classified as available-for-sale at July 4, 2009 by contractual maturity (in thousands):

	Amortized	Fair
	Cost	Value
Maturity
Less than one year	$9,091	$9,096
One to two years	—	—
Greater than two years*	1,002	979
	$10,093	$10,075

*	Comprised of auction rate securities which generally have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

Note 6—Credit Agreement

Under the Company’s revolving line of credit agreement with its bank, the Company may borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by the Company’s bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $1 million. Interest is payable monthly at the greater of (i) the sum of prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%. This line of credit expired on July 31, 2009; however, subsequent to quarter end, this line of credit agreement was extended until August 31, 2009. Maximum borrowings on the line are $5,000,000.

In connection with its credit agreement, the Company was provided an equipment line of credit allowing it to borrow up to $3.9 million through January 3, 2009. The Company is required to repay the equipment advances in monthly installments of $32,440. Interest on the equipment advances is payable monthly, at the Company’s option, at the greater of (i)  prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.

The following table presents details of interest expense related to borrowings on the line of credit, along with certain other applicable information (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Interest expense	$9	$26	$12	$86

	July 4,	January 3,
	2009	2009
Outstanding borrowings on the line of credit	$2,153	$—
Borrowing availability under the line of credit	$—	$1,701

Any borrowings under the Company’s revolving and equipment lines of credit are collateralized by a general first priority lien against all of the Company’s assets, both tangible and intangible.

As of July 4, 2009, the Company was in compliance with its financial covenants under its credit agreement.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 4,	January 3,
	2009	2009

Obligations under capital leases	$109	$148
Equipment note payable to bank	255	450
Notes payable to others	—	6
	364	604
Less current portion	(328)	(474)
	$36	$130

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Interest expense	$8	$30	$19	$67

Note 8—Income Taxes

The following table sets forth the Company’s provision (benefit) for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Provision (benefit) for income taxes	$31	$11	$49	$(1,170)
Effective tax rate	1%	—%	1%	(29)%

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

As of July 4, 2009, the Company has provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to uncertainty of future utilization.

The Company had unrecognized tax benefits under FIN 48 at fiscal year end January 3, 2009 of approximately $0.6 million.  The Company anticipates a reduction of approximately $0.5 million of unrecognized tax benefits as a result of a lapse in applicable federal and state statutes of limitations during the current fiscal year.

Note 9—Commitments and Contingencies

Federal Securities Class Action

Beginning in May 2007, the Company, certain of its officers and directors, and the Company’s underwriters were named as defendants in four purported class action shareholder complaints, two of which were filed in the U.S. District Court for the Southern District of New York, and two of which were filed in the U.S. District Court for the Central District of California. These purported class action lawsuits were filed on behalf of persons and entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Company’s November 30, 2006 initial public offering (the “IPO”). The lawsuits were consolidated into a single action—Belodoff v. Netlist, Inc., Lead Case No. SACV07-677 DOC (MLGx)—which is currently pending in the Central District of California. Lead Plaintiff filed the Consolidated Complaint on November 5, 2007. Defendants filed their motions to dismiss the Consolidated Complaint on January 9, 2008. The motions to dismiss were taken under submission on April 28, 2008 and on May 30, 2008, the Court granted the defendants’ motions. However, plaintiffs were granted the right to amend their complaint and subsequently filed their First Amended Consolidated Class Action Complaint (the “Amended Complaint”) on July 15, 2008. Generally, the Amended Complaint alleged that the Registration Statement issued by the Company in connection with the IPO contained untrue statements of material fact or omissions of material fact in violation of Sections 11 and 15 of Securities Act of 1933. The defendants filed motions to dismiss the Amended Complaint on January 9, 2009, and on April 17, 2009, the Court granted defendants’ motions to dismiss.  However, plaintiffs were again granted the right to amend their complaint.  Plaintiffs’ filed a second amended complaint on or about May 21, 2009.  Defendants filed motions to dismiss the second amended complaint on June 22, 2009, and oral arguments on the motions to dismiss are scheduled for August 31, 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. However, at this time, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. If an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss.

California Derivative Action

In August 2007, a derivative lawsuit was filed in California Superior Court for County of Orange-Smith v. Hong, Case No. 07CC01359-against certain of the Company’s officers and directors. This action contains factual allegations similar to those of the federal class action lawsuit described above, but the plaintiff in this case asserts claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The plaintiff seeks unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by the defendants. The defendants in this action have not responded to the complaint. Pursuant to a stipulation, the parties agreed to temporarily stay the action pending the ultimate decision on the defendants’ motions to dismiss in the federal securities class action.  In April 2009, following a voluntary mediation of the matter which took place in December 2008, the parties reached a tentative agreement to settle the derivative action. In June 2009, the parties executed a Stipulation and Agreement of Settlement of Derivative Claims documenting the essential terms of the proposed settlement, and on June 26, 2009, the parties filed their joint motion for preliminary approval of the proposed settlement with the Court. The Court granted preliminary approval of the proposed settlement on July 27, 2009.  The final hearing on the proposed settlement is set for November 5, 2009. The Company makes no assurances at this time that the Court will grant final approval of the proposed settlement terms or that the matter ultimately will be settled.  Despite the pending settlement reached in this derivative action, the Company believes that the allegations lack merit.  In addition, the Company received correspondence from counsel for a purported shareholder requesting that the Company take actions to investigate and remedy alleged wrongdoing by unidentified former and current officers and/or directors based on allegations similar to those in the Smith v. Hong derivative case. The Company, through its Board of Directors, has evaluated and rejected this request.  The proposed settlement also is intended to resolve any remaining issues arising from this shareholder request.  Despite the pending settlement reached, the Company believes that the allegations raised in the shareholder request also lack merit.

Patent Claims

In May 2008, the Company initiated discussions with Google, Inc. regarding the Company’s claims that Google has infringed on a US Patent assigned to the Company relating generally to “rank multiplication” in memory modules. On August 29, 2008, Google filed a declaratory judgment lawsuit against the Company in United States District Court for the Northern District of California, seeking a declaration that Google did not infringe on the Company’s patent, and that the Company’s patent is invalid. Google is not seeking any monetary damages. On November 18, 2008, the Company filed a counterclaim for infringement of the patent by Google. The Company expects to vigorously pursue its claim against Google and to vigorously defend against Google’s claim of invalidity.

On March 17, 2009, the Company filed a complaint for patent infringement against MetaRAM, Inc. for its infringement of one of the Company’s patents. On March 26, 2009, MetaRAM filed a complaint against the Company for patent infringement. The parties are currently discussing an amicable settlement of these claims.  If these discussions are unsuccessful, the Company expects to vigorously pursue its claim against MetaRAM and to vigorously defend against MetaRAM’s separate claim.

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

Note 10—Stock Options and Warrants

Common Stock Options

A summary of the Company’s common stock option activity as of and for the six months ended July 4, 2009 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 3, 2009	4,281	$2.64
Options granted	630	0.33
Options exercised	—	—
Options cancelled	(382)	1.98
Options outstanding at July 4, 2009	4,529	$2.37

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of commons stock options granted by the Company:

	Six Months Ended
	July 4,	June 28,
	2009	2008
Expected term (in years)	5.4	5.4
Expected volatility	111%	80%
Risk-free interest rate	2.96%	3.10%
Expected dividends	—	—
Weighted-average grant date fair value per share	$0.27	$1.11

At July 4, 2009, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2009 through fiscal 2012 related to unvested common stock options is approximately $1.9 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.7 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

Warrants

A summary of activity with respect to outstanding warrants to purchase shares of the Company’s common stock as of and for the six months ended July 4, 2009 is presented below (shares in thousands):

Weighted-
Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at January 3, 2009	18	$1.25
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants outstanding and exercisable at July 4, 2009	18	$1.25

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At July 4, 2009, approximately $3.5 million of the Company’s net long-lived assets were located outside the U.S., primarily in the PRC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail.

The section entitled “Risk Factors” set forth in Part II, Item 1A of this Report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

This Report contains forward-looking statements that involve risks, uncertainties, estimates and assumptions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to those identified under the heading “Risk Factors” set forth in Part II, Item 1A of this Report.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We design, manufacture and sell high performance memory subsystems for the server, high performance computing and communications markets. Our memory subsystems consist of dynamic random access memory integrated circuits, (DRAM ICs”) , NAND flash memory, (“NAND”), and other components assembled on a printed circuit board, (“PCB”). We also design custom semiconductor logic devices which are integrated into our memory subsystems in order to increase their performance. We engage with our original equipment manufacturer, (“OEM”), customers from the earliest stages of new product definition, which provides us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell and Arrow Electronics represented approximately 49% and 17%, respectively, of our net sales for the six months ended July 4, 2009. Dell and Hewlett Packard represented approximately 66% and 22%, respectively, of our net sales for the six months ended June 28, 2008. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers, (“EMSs”), for incorporation into products manufactured exclusively for the OEM customer. These net sales to EMSs have historically fluctuated period by period as a portion of the total net sales to these OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 58% of net sales to Dell for the six months ended July 4, 2009 and approximately 18% of net sales to Dell for the six months ended June 28, 2008.

Key Business Metrics

The following describes certain line items in our consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Sales.  Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs and NAND. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in US dollars. We also sell excess component inventory of DRAM ICs and NAND to distributors and other users of memory ICs. As compared to previous years, component inventory sales have significantly decreased as a percentage of net sales as a result of our efforts to diversify both our customer and product line bases. This diversification effort has also allowed us to use components in a wider range of memory subsystems. We expect that component inventory sales will continue to represent a minimal portion of our net sales in future periods.

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

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling efforts is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. As we continue to service existing and establish new customers, we anticipate that our sales and marketing expenses will increase. Since the beginning of fiscal 2009, we have been subject to attestation services requirements with respect to our internal control over financial reporting, the result of which will increase our legal and accounting expenses in future periods.

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

As of July 4, 2009, we have provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to uncertainty of future utilization.

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

Revenue Recognition. We recognize revenues in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104. Under the provisions of SAB 104, we recognize revenues when there is persuasive evidence that an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

We currently use the Black-Scholes option pricing model to estimate the fair value of our common stock option awards. While this model meets the requirements of SFAS 123R, the estimated fair values generated by it may not be indicative of the actual fair values of these awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of our common stock option awards. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on our belief that we currently have limited historical data regarding the volatility of our stock price on which to base a meaningful estimate of expected volatility. The risk-free rate selected to value any particular grant is based on the US Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on our history and expectation of dividend payouts. We evaluate the assumptions used to value our common stock option awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in prior periods.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for US. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net sales	100%	100%	100%	100%
Cost of sales	92	86	105	82
Gross profit (loss)	8	14	(5)	18
Operating expenses:
Research and development	64	9	68	10
Selling, general and administrative	67	18	76	21
Total operating expenses	131	27	144	32
Operating loss	(123)	(13)	(149)	(14)
Other income:
Interest income, net	1	1	2	1
Other income (expense), net	(2)	—	2	—
Total other income (expense), net	(1)	1	4	1

Loss before provision (benefit) for income taxes	(124)	(12)	(145)	(13)
Provision (benefit) for income taxes	1	—	1	(4)
Net loss	(125)%	(12)%	(146)%	(9)%

Three and Six Months Ended July 4, 2009 Compared to Three and Six Months Ended June 28, 2008

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three and six months ended July 4, 2009 and June 28, 2008 (in thousands, except percentages):

	Three Months Ended
	July 4,	June 28,	Increase	%
	2009	2008	(Decrease)	Change

Net sales	$3,173	$18,429	$(15,256)	(83)%
Cost of sales	2,929	15,770	(12,841)	(81)%
Gross profit	$244	$2,659	$(2,415)	(91)%
Gross margin	8%	14%	(7)%

	Six Months Ended
	July 4,	June 28,	Increase	%
	2009	2008	(Decrease)	Change

Net sales	$5,335	$31,533	$(26,198)	(83)%
Cost of sales	5,628	25,743	(20,115)	(78)%
Gross profit (loss)	$(293)	$5,790	$(6,083)	(105)%
Gross margin	(5)%	18%	(24)%

Net Sales.  The overall decrease in our net sales was primarily driven by a sharp reduction in demand from our current customer base, mainly due to the commodization of current product offerings in the past year.  We continue to transition to a new business strategy focused on the development of high-margin subsystems based on custom logic devices.

The decrease in net sales for the three months ended July 4, 2009 as compared to the three months ended June 28, 2008 resulted primarily from decreases of approximately (i) $4.2 million in sales of laptop personal computer memory subsystems, and (ii) $11.2 million in sales of our high density server modules.

The decrease in net sales for the six months ended July 4, 2009 as compared to the six months ended June 28, 2008 resulted primarily from decreases of approximately (i) $17.3 million in net sales of certain high density memory modules for the server market and related applications, (ii) $3.2 million in net sales of memory subsystems used to control RAIDs and (iii) $6.1 million in net sales of laptop personal computer memory subsystems.

Sales of our component inventory to distributors and other users of memory ICs represented approximately 2% and 1% of net sales for the three months ended July 4, 2009 and June 28, 2008, respectively, and approximately 2% and 1% of net sales for the six months ended July 4, 2009 and June 28, 2008, respectively. As compared to previous years, component inventory sales have significantly decreased as a percentage of net sales as a result of our efforts to diversify our customer base, which has resulted in our ability to use components in a wider range of memory subsystems.

Gross (Loss) Profit and Gross Margin.  Gross (loss) profit for the three and six months ended July 4, 2009 as compared to the three and six months ended June 28, 2008 decreased primarily due to the 83% decrease in net sales between the two periods. The decrease in gross margin for the three months ended July 4, 2009 as compared to the three months ended June 28, 2008 is mainly due to the inability to absorb manufacturing costs caused by the significant drop in units manufactured and sold during the most recent quarter.  These decreases were partially offset by a shift in product mix toward higher margin contributing products.  The decrease in gross margin for the six months ended July 4, 2009 as compared to the six months ended June 28, 2008 of 24% is mostly due to unused capacity in our manufacturing facility, partially offset by an increase in product margin of 11% due to the change in product mix and customer base during the period.

Research and Development.

The following table presents research and development expenses for the three and six months ended July 4, 2009 and June 28, 2008 (in thousands, except percentages):

	Three Months Ended
	July 4,	June 28,		%
	2009	2008	Increase	Change

Research and development	$2,030	$1,716	$314	18%

	Six Months Ended
	July 4,	June 28,		%
	2009	2008	Increase	Change

Research and development	$3,644	$3,292	$352	11%

The increase in research and development expense in the three months ended July 4, 2009 as compared to the three months ended June 28, 2008 resulted primarily from increases of (i) $0.6 million in personnel-related expenses as a result of an increase in the number of outside contractors engaged in research and development activities during the second quarter of 2009 and (ii) $0.1 million in legal and professional fees as we continue to increase activities related to new and emerging markets in 2009. The above increases were offset by a decrease of approximately $0.5 million in expenses related to product qualification builds and testing.

The increase in research and development expense in the six months ended July 4, 2009 as compared to the six months ended June 28, 2008 resulted primarily from increases of approximately (i) $0.9 million in personnel-related expenses as a result of an increase in the number of outside contractors engaged in research and development activities and (ii) $0.3 million in legal and professional fees as we continue to increase activities related to new and emerging markets. The above increases were offset by a decrease of approximately $0.9 million in expenses related to product qualification builds and testing.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three and six months ended July 4, 2009 and June 28, 2008 (in thousands, except percentages):

	Three Months Ended
	July 4,	June 28,		%
	2009	2008	Decrease	Change

Selling, general and administrative	$2,120	$3,310	$(1,190)	(36)%

	Six Months Ended
	July 4,	June 28,		%
	2009	2008	Decrease	Change

Selling, general and administrative	$4,055	$6,778	$(2,723)	(40)%

The decrease in selling, general and administrative expense for the three months ended July 4, 2009 as compared to the three months ended June 28, 2008 resulted primarily from decreases of (i) $0.8 million in personnel-related expenses primarily attributable to a decrease in the number of employees and outside contractors engaged in selling, general and administrative functions of approximately 51% during the 2009 quarter as compared to the 2008 quarter , (ii) $0.1 million in commission expenses due to a decline in sales revenue during the most recent quarter, (iii) $0.2 million in product qualification expense and related travel costs as a result of a decrease in the number of sales personnel during the most recent quarter.

The decrease in selling, general and administrative expense in the six months ended July 4, 2009 as compared to the six months ended June 28, 2008 resulted primarily from decreases of approximately (i) $1.7 million in personnel-related expenses, (ii) $0.3 million in legal and professional fees, (iii) $0.2 million in commission and travel-related expenses and (iv) $0.5 million in product qualification, evaluation and advertising.

Other Income (Expense).

The following table presents other income (expense) for the three and six months ended July 4, 2009 and June 28, 2008 (in thousands, except percentages):

	Three Months Ended
	July 4,	June 28,	Increase	%
	2009	2008	(Decrease)	Change

Interest income, net	$18	$104	$(86)	(83)%
Other income (expense), net	(45)	23	(68)	(296)%
Total other income (expense), net	$(27)	$127	$(154)	(121)%

	Six Months Ended
	July 4,	June 28,	Increase	%
	2009	2008	(Decrease)	Change

Interest income, net	$100	$343	$(243)	(71)%
Other income (expense), net	$130	$(68)	198	(291)%
Total other income (expense), net	$230	$275	$(45)	(16)%

Net interest income for the three and six months ended July 4, 2009 was comprised of interest income of approximately $0.01 million and $0.04 million, respectively, offset by interest expense of approximately $0.01 million and $0.02 million, respectively.  Net interest income for the three and six months ended June 28, 2008 was comprised of interest income of approximately $0.2 million and $0.5 million, respectively, partially offset by interest expense of approximately $0.1 million and $0.2 million, respectively.  The decrease in interest income in the three and six months ended July 4, 2009 as compared to the three and six months ended June 28, 2008 was due to a combination of our lower overall cash and investment balances and the decrease in the yield earned on those balances due to lower interest rates.  The decrease in interest expense during 2009 as compared to 2008 resulted primarily from our lower average outstanding balances on our line of credit and debt balances during the current year.

Other income (expense), net, for the six months ended July 4, 2009 is primarily comprised of gains from the sale of equipment held for sale during the first quarter.  Other expense, net, for the three and six months ended June 28, 2008 is primarily comprised of losses on certain foreign currency remeasurement transactions, partially offset by realized gains on the sale of certain investments in marketable securities.

Provision (Benefit) for Income Taxes.

The following table presents the provision (benefit) for income taxes for the three and six months ended July 4, 2009 and June 28, 2008 (in thousands, except percentages):

	Three Months Ended
	July 4,	June 28,		%
	2009	2008	Increase	Change

Provision for income taxes	$31	$11	$20	182%
Effective tax rate	1%	—%

	Six Months Ended
	July 4,	June 28,		%
	2009	2008	Decrease	Change

Provision (benefit) for income taxes	$49	$(1,170)	$1,219	(104)%
Effective tax rate	1%	(29)%

On an interim basis, we estimate what our effective tax rate will be in each jurisdiction for the full fiscal year and record a quarterly income tax provision (benefit) in accordance with the anticipated blended annual rate. We discontinued recording income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets.  We recorded a provision for income taxes for the three months ended July 4, 2009 due to state minimum taxes.  During the three months ended June 28, 2008 we recorded a benefit for income taxes which was reserved against during the third quarter of fiscal 2008 when we recorded a net charge to income tax expense of approximately $4.5 million related to establishing a partial valuation allowance against our deferred income tax assets.  Our determination to record a valuation allowance was based on our recent history of cumulative losses as well as uncertainty of the utilization of deferred tax assets in the near future.

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

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	July 4,	January 3,
	2009	2009
Working Capital	$16,322	$22,339

Cash and cash equivalents(1)	$10,106	$15,214
Short-term marketable securities(1)	9,096	5,199
Long-term marketable securities	979	960
	$20,181	$21,373

(1) Included in working capital

Our working capital decreased during the six months ended July 4, 2009 primarily as a result of (i) a decrease in cash and marketable securities of $1.2 million to support operations, a decrease in accounts receivable of $0.4 million, a decrease in income tax receivable of $1.2 million and increases in inventory of $0.1 million and current liabilities of $3.3 million.

Cash Provided and Used in the Six Months Ended July 4, 2009 and June 28, 2008

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	July 4,	June 28,
	2009	2008

Net cash provided by (used in):
Operating activities	$(3,429)	$(4,349)
Investing activities	(3,592)	10,058
Financing activities	1,913	(1,648)
Net increase (decrease) in cash and cash equivalents	$(5,108)	$4,061

Operating Activities. Net cash used in operating activities for the six months ended July 4, 2009 was primarily a result of a net loss of approximately $7.8 million for the six months ended July 4, 2009 partially offset by (i) approximately $2.8 million in net cash provided by changes in operating assets and liabilities, and (ii) approximately $1.6 million in net non-cash operating expenses, primarily comprised of depreciation and amortization, stock-based compensation and gain on disposal of assets.

Accounts receivable decreased approximately $0.4 million during the six months ended July 4, 2009 primarily as a result of the decline in our net sales during the period. During the same period, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.

Inventories increased approximately $0.1 million during the six months ended July 4, 2009 primarily as a result of preparing for a customer order due to ship in the third quarter.  In the future, our inventory levels will continue to be determined based on, among other factors, (i) the level of customer orders received and overall demand, (ii) the stage at which our products are in their respective life cycles and (iii) competitive situations in the marketplace.  We make efforts to balance such considerations against the risk of obsolescence or potential excess inventory levels.

Net cash used in operating activities for the six months ended June 28, 2008 was primarily a result of (i) our net loss for the period of approximately $2.8 million, and (ii) approximately $2.1 million in net cash used by changes in operating assets and liabilities, partially offset by approximately $0.6 million in net non-cash operating expenses, primarily comprised of depreciation and amortization, deferred income taxes and stock-based compensation.

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

Investing Activities. Net cash used in investing activities for the six months ended July 4, 2009 was primarily a result of purchases of additional investments in marketable securities of approximately $10.2 million, partially offset by (i) proceeds received from maturities and sales of certain investments in marketable securities of approximately $6.3 million and (ii) proceeds from the sale of equipment of approximately $0.3 million.

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

Due to recent disruptions of, and the resulting reduced liquidity in certain financial markets, two of our marketable securities investments in Baa1 and A3 rated auction rate securities with a total purchased cost of $1.0 million began to experience failed auctions during the fourth quarter of 2007, which continued into the second quarter of 2009. Due to the failed auctions, we have been unable to sell the securities at their respective costs, resulting in a decrease in fair value which has been recorded as a component of accumulated other comprehensive loss. These investments have been classified as long-term investments in marketable securities in our consolidated balance sheets as of July 4, 2009 and January 3, 2009. As of July 4, 2009 and June 28, 2008, the unrealized losses on these two investments totaled approximately $.02 million and $0.2 million, respectively. We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we have the intent and ability to hold these investments until a recovery in market value occurs. The fair value of these securities could change significantly in the future and we may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

Financing Activities.  Net cash provided by financing activities for the six months ended July 4, 2009 was primarily a result of (i) net borrowing on our outstanding revolving line of credit of approximately $2.2 million; partially offset by repayment of approximately $0.2 million on our long term debt.

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

Capital Resources

Under our revolving line of credit, we may borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by our bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $1 million. Interest is payable monthly at the greater of (i) prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.  This revolving line of credit agreement  is subject to our credit agreement, which was extended through August 31, 2009.  Our credit agreement provides us with maximum borrowings of $5,000,000.

In connection with its credit agreement, the Company was provided an equipment line of credit allowing it to borrow up to $3.9 million through January 3, 2009. The Company is required to repay the equipment advances in monthly installments of $32,440. Interest on the equipment advances is payable monthly, at the Company’s option, at the greater of (i)  prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.

The following table presents details of outstanding borrowings and availability under our lines of credit (in thousands):

	July 4,	January 3,
	2009	2009
Outstanding borrowings on the revolving line of credit	$2,153	$—
Outstanding borrowings on the equipment line of credit	$255	$450
Borrowing availability under the revolving line of credit	$—	$1,701

Any borrowings under our revolving and equipment lines of credit are collateralized by a general first priority lien against all of our assets, both tangible and intangible.

While we are currently in compliance with all financial covenants under our credit agreement and expect to maintain compliance for the foreseeable future, we have in the past been in violation of one or more covenants. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases will continue to be a financing alternative that we may pursue in the future.

We believe our existing cash balances, borrowing availability under our credit agreement, and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. We could be required, or may choose, to seek additional funding through public or private equity or debt financings. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. These additional funds may not be available on terms acceptable to us, or at all.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”).  The Codification will become the source of authoritative U.S. GAAP.  The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We expect to adopt this standard with the filing of our Quarterly Report on Form 10-Q for the period ended October 3, 2009 and do not expect the standard to have a material impact on our  consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157.  FSP FAS 157-4 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions.  Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.  FSP FAS 157-4 became effective for us beginning in our second quarter of fiscal 2009. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial position, results of operations or liquidity.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, FSP FAS 107-1 and APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments.  FSP FAS 107-1 and APB 28-1 became effective for us in our second quarter of fiscal 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial position, results of operations or liquidity.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities.  FSP FAS 115-2 and FAS 124-2 does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 became effective for us beginning in our second quarter of fiscal 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact our consolidated financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. SFAS 141(R) applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We expect SFAS 141(R) will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that we consummate.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  SFAS 160 applies to the accounting for noncontrolling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on our consolidated financial position, results of operations or liquidity.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Not applicable/ As a Smaller Reporting Company, we are not required to make any disclosure pursuant to this Item 3.

Item 4.                          Controls and Procedures

Not applicable.

Item 4T.                 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended July 4, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended July 4, 2009, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Recently general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the subprime-mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the memory market, recent international conflicts and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause US and foreign businesses to further slow spending on our products and services, which would further delay and lengthen sales cycles. Furthermore, during continuing challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of the current economic slowdown or subsequent economic recovery, worldwide, or in the memory market and related semiconductor industry. If the economy or markets in which we operate continue to worsen, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could compound the negative impact on the results of our operations.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

(a) Our 2009 annual meeting of stockholders was held on May 27, 2009.

(b) At our 2009 annual meeting of stockholders, the stockholders elected each of the following nominees as directors, to serve on our Board of Directors until our 2010 annual meeting of stockholders or until their respective successors are elected and qualified (or their earlier resignation or removal). The vote for each director was as follows:

	Votes For	Votes Withheld

Chun Ki Hong	10,066,003	2,352,020
Nam Ki Hong	10,061,947	2,356,076
Thomas F. Lagatta	10,222,066	2,195,957
Alan H. Portnoy	10,248,416	2,169,607

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

Date: August 14, 2009		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
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