Form 10-Q
period 2009-10-03
NETLIST INC
filed 2009-11-03
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33170

NETLIST, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4812784
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

51 Discovery, Suite 150

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

19,855,411 shares outstanding at October 31, 2009

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 3, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	October 3,	January 3,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$11,501	$15,214
Investments in marketable securities	3,115	5,199
Accounts receivable, net	2,732	1,917
Inventories	1,886	1,829
Income taxes receivable	—	1,880
Prepaid expenses and other current assets	636	761
Total current assets	19,870	26,800

Property and equipment, net	5,202	6,939
Long-term investments in marketable securities	1,742	960
Other assets	252	234
Total assets	$27,066	$34,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,969	$1,786
Current portion of long-term debt	115	474
Current portion of deferred gain on sale and leaseback transaction	118	118
Income taxes payable	78	—
Accrued expenses and other current liabilities	3,093	2,083
Total current liabilities	5,373	4,461
Long-term debt, net of current portion	77	130
Deferred gain on sale and leaseback transaction, net of current portion	19	108
Total liabilities	5,469	4,699
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 19,855 shares issued and outstanding	20	20
Additional paid-in capital	70,611	69,383
Accumulated deficit	(49,010)	(39,113)
Accumulated other comprehensive loss	(24)	(56)
Total stockholders’ equity	21,597	30,234
Total liabilities and stockholders’ equity	$27,066	$34,933

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net sales	$6,446	$28,876	$11,781	$60,409
Cost of sales(1)	4,879	26,832	10,507	52,575
Gross profit	1,567	2,044	1,274	7,834
Operating expenses:
Research and development(1)	1,975	1,651	5,619	4,943
Selling, general and administrative(1)	2,115	3,364	6,170	10,142
Total operating expenses	4,090	5,015	11,789	15,085
Operating loss	(2,523)	(2,971)	(10,515)	(7,251)
Other income:
Interest (expense) income, net	(25)	38	75	381
Other income (expense), net	4	13	134	(55)
Total other income (expense), net	(21)	51	209	326
Loss before provision (benefit) for income taxes	(2,544)	(2,920)	(10,306)	(6,925)
Provision (benefit) for income taxes	(458)	4,502	(409)	3,332
Net loss	$(2,086)	$(7,422)	$(9,897)	$(10,257)
Net loss per common share:
Basic and diluted	$(0.11)	$(0.37)	$(0.50)	$(0.52)
Weighted-average common shares outstanding:
Basic and diluted	19,855	19,855	19,855	19,845

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$146	$44	$213	$106
Research and development	156	55	262	140
Selling, general and administrative	329	263	753	735

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	October 3,	September 27,
	2009	2008

Cash flows from operating activities:
Net loss	$(9,897)	$(10,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,710	1,779
Amortization of deferred gain on sale and leaseback transaction	(89)	(89)
Deferred income taxes	—	3,275
(Gain) loss on disposal of assets	(118)	17
Stock-based compensation	1,228	981
Provision for bad debts	—	258
Changes in operating assets and liabilities:
Accounts receivable	(815)	(3,973)
Inventories	(57)	(1,099)
Income taxes receivable	1,880	113
Prepaid expenses and other current assets	126	(510)
Other assets	(18)	(229)
Accounts payable	183	(1,459)
Income taxes payable	78	—
Accrued expenses and other current liabilities	1,010	(512)
Net cash used in operating activities	(4,779)	(11,705)
Cash flows from investing activities:
Acquisition of property and equipment	(89)	(1,077)
Proceeds from sales of equipment	342	—
Purchase of investments in marketable securities	(10,837)	(6,677)
Proceeds from maturities and sales of investments in marketable securities	12,170	19,600
Net cash provided by investing activities	1,586	11,846
Cash flows from financing activities:
Borrowings on line of credit	12,784	78,999
Payments on line of credit	(12,784)	(71,630)
Payments on debt	(520)	(607)
Increase in restricted cash	—	(2,000)
Reversal of unrealized excess tax benefit from exercise of warrants	—	(4)
Net cash provided by (used in) financing activities	(520)	4,758
Net (decrease) increase in cash and cash equivalents	(3,713)	4,899
Cash and cash equivalents at beginning of period	15,214	7,182
Cash and cash equivalents at end of period	$11,501	$12,081

Supplemental disclosure of non-cash investing activities:
Reclassification of other assets to property and equipment	$—	$281
Purchase of assets under capital lease	$108	$—
Unrealized gains (losses) from investments in marketable securities	$32	$(277)

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2009

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

The condensed consolidated financial statements included herein as of October 3, 2009 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company and its wholly owned subsidiaries as of October 3, 2009 and January 3, 2009, the consolidated results of its operations for the three and nine months ended October 3, 2009 and September 27, 2008, and the consolidated cash flows for the nine months ended October 3, 2009 and September 27, 2008. The results of operations for the three and nine months ended October 3, 2009 are not necessarily indicative of the results to be expected for the full year or any future interim periods.  We have evaluated subsequent events through November 3, 2009, the filing date of this quarterly report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers (“OEMs”). Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits (“ICs”) totaling approximately $0.6 million and $0.7 million, respectively, for the three and nine months ended October 3, 2009, and approximately $0.1 million and $0.3 million, respectively, for the three and nine months ended September 27, 2008.

The Company recognizes revenues in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) Topic 605.  Accordingly, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

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

Investments in Marketable Securities

The Company accounts for its investments in marketable securities in accordance with ASC Topic 320.  The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities. Available-for-sale securities are stated at market value, and are generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the unaudited condensed consolidated statements of operations.

The Company generally invests its excess cash in domestic bank-issued certificates of deposit which carry federal deposit insurance, money market funds and in highly liquid debt instruments of US municipalities, corporations and the US government and its agencies. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents; all investments with stated maturities of greater than three months are classified as investments in marketable securities.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments. Effective December 30, 2007, the Company adopted the requirements of ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the US and expands required disclosures about fair value measurements.  Other than for certain investments in auction rate securities (see Note 4), the fair value of the Company’s cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets, or Level 1 inputs. The Company believes that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

The Company invests primarily in money market funds, certificates of deposit and high-credit quality debt instruments, including those issued by federal agencies whose credit is supported by the US government. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. Investments in marketable securities are generally in high-credit quality debt instruments with an active resale market. Such investments are made only in instruments issued or enhanced by high-quality institutions. The Company had $0.3 million of FDIC insured funds at October 3, 2009.  The Company has not incurred any credit risk losses related to these investments.

The Company’s trade accounts receivable are primarily derived from sales to OEMs in the computer industry. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company believes that the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

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

Stock-Based Compensation

The Company accounts for equity issuances to non-employees in accordance with ASC Topic 505.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

In accordance with ASC Topic 718, employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the accompanying unaudited condensed consolidated statements of operations is based on the estimated grant date fair value. Given that stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations is based on awards ultimately vested and expected to vest, it has been reduced for estimated forfeitures.  Forfeitures must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates used by the Company are based on historical forfeiture experience and estimated future forfeitures.

The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of these awards. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of our common stock. The risk-free rate selected to value any particular grant is based on the US Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Income Taxes

Under ASC Topic 270, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

The Company accounts for income taxes in accordance with ASC Topic 740.  Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company adopted certain newly issued requirements of ASC Topic 740 on December 31, 2006, the first day of its 2007 fiscal year.  The new requirements sought to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  Additionally, the new guidance prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the new guidance, the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

Research and Development Expenses

Research and development expenditures are expensed in the period incurred.

Collaborative Arrangement

The Company has entered into a collaborative arrangement with a partner in order to develop products using certain of the Company’s propriety technology.  Under the arrangement, the development partner was granted a non-exclusive license to specified intellectual property.  Both the Company and the development partner provide engineering project management resources at their own expense.  The development partner is entitled to non-recurring engineering fees based upon the achievement of development milestones, and to a minimum portion of the Company’s purchasing allocations for the component, if prototype and production schedules are met.  Expenses incurred and paid to the development partner are included in research and development in the accompanying condensed consolidated statements of operations.

Comprehensive Income (Loss)

ASC Topic 220 establishes standards for reporting and displaying comprehensive income and its components in the condensed consolidated financial statements. Accumulated other comprehensive income (loss) includes unrealized gains or losses on investments.

Risks and Uncertainties

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties regarding regulatory policies and (iii) changes in other policies of the Chinese governmental and regulatory agencies. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies. If changes or restrictions in the conversion of RMB are instituted, the Company’s operations and operating results may be negatively impacted.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the US dollar. Local currency financial statements are remeasured into US dollars using the current exchange rate for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.

Net Income (Loss) Per Share

Basic net income (loss) and diluted loss per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.

New Accounting Pronouncements

In June 2009, the FASB issued an update to ASC Topic 105.  The Codification became the source of authoritative U.S. GAAP for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	October 3,	January 3,
	2009	2009
Raw materials	$891	$976
Work in process	126	111
Finished goods	869	742
	$1,886	$1,829

Warranty Liability

The following table summarizes the activity related to the warranty liability (in thousands):

	Nine Months Ended
	October 3,	September 27,
	2009	2008

Beginning balance	$277	$353
Charged to costs and expenses	122	86
Usage	(155)	(140)
Ending balance	$244	$299

The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Facility Relocation Costs

The following table summarizes the activity related to the Company’s accrual for facility relocation costs (in thousands):

	Nine Months Ended
	October 3,	September 27,
	2009	2008
Beginning balance	$80	$103
Charged to costs and expenses	61	—
Net payments	(16)	(54)
Ending balance	$125	$49

In May 2009, the Company entered into an agreement to sublease a portion of its headquarters facility to another tenant at a discount from the rent required under its lease commitment.  As a result, the Company recorded an additional facility relocation charge of approximately $61,000, which is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended October 3, 2009.

The liability for facility relocation costs is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Comprehensive Loss

The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net loss	$(2,086)	$(7,422)	$(9,897)	$(10,257)
Other comprehensive loss:
Change in net unrealized loss on investments	(6)	(287)	32	(264)
Reclassification adjustment for net realized gain included in net loss	—	—	—	(13)
Total comprehensive loss	$(2,092)	$(7,709)	$(9,865)	$(10,534)

Accumulated other comprehensive loss reflected on the condensed consolidated balance sheets at October 3, 2009 and January 3, 2009, represents accumulated net unrealized losses on investments in marketable securities.

Computation of Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Numerator: Net loss	$(2,086)	$(7,422)	$(9,897)	$(10,257)
Denominator: Weighted-average common shares outstanding	19,855	19,855	19,855	19,845
Net loss per share, basic and diluted	$(0.11)	$(0.37)	$(0.50)	$(0.52)

The following table sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, which have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the periods then ended (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Common share equivalents	600	919	420	902

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s total revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Customer:
Dell	47%	47%	48%	57%
Hewlett Packard	18%	47%	10%	34%
Arrow Electronics	10%	* %	13%	* %

* less than 10% of net sales

The Company’s accounts receivable are concentrated with three customers at October 3, 2009, representing approximately 57% , 20% and 10% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from a significant customer could have a material adverse impact on the Company.

Note 4—Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of the Company’s investments in marketable securities (in thousands):

Fair Value Measurements at October 3, 2009 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	October 3,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Investments in marketable securities	$4,857	$3,882	$—	$975

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

Nine Months Ended
October 3,
2009
Beginning balance	$960
Transfers into Level 3	—
Unrealized gain included in accumulated other comprehensive loss	15
Purchases, sales, issuances and settlements, net	—
Ending balance	$975

Note 5—Investments in Marketable Securities

Investments in marketable securities consist of the following at October 3, 2009 (in thousands):

	October 3, 2009
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value
Federal agency notes and bonds	$3,115	$—	$3,115
Corporate notes and bonds	766	1	767
Auction and variable floating rate notes	1,000	(25)	975
	$4,881	$(24)	$4,857

Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method.  Net realized gains recorded during the nine months ended October 3, 2009 were not significant.

The following table provides the breakdown of investments in marketable securities with unrealized losses at October 3, 2009 (in thousands):

October 3, 2009
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Federal agency notes and bonds	$—	$—	$—	$—
Corporate notes and bonds	—	—	—	—
Auction and variable floating rate notes	—	—	975	(25)
	$—	$—	$975	$(25)

As of October 3, 2009, the Company held two investments that were in an unrealized loss position.

Auction Rate Securities

The disruptions in the credit market over the past year continue to adversely affect the liquidity and overall market for auction rate securities. As of October 3, 2009, the Company held two investments in auction rate securities with a total purchased cost of $1.0 million. These two investments represent (i) a fully insured debt obligation of a municipality and (ii) Baa1 and A3 rated debt obligations backed by pools of student loans guaranteed by the U.S. Department of Education. Given the insufficient observable market inputs and related information available, the Company has classified its investments in auction rate securities within Level 3 of the fair value hierarchy. The Company has estimated the fair value of these investments using a discounted cash flow model which included assumptions about the credit quality and expected duration of the investments, along with discount rates affected for the general lack of liquidity. These assumptions reflect the Company’s estimates about the reasonable assumptions market participants would likely use in valuing the investments, including assumptions about risk, developed based on the best information available in the circumstances.

The Company does not believe that the current illiquidity of its investments in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying securities may be called by the issuer. Given these and other uncertainties, the Company’s investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheet as of October 3, 2009. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $25,000 at October 3, 2009, are temporary because (i) the Company believes that the absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities held by the Company continue to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in the market occurs.

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

The following table presents the amortized cost and fair value of the Company’s investments in marketable securities classified as available-for-sale at October 3, 2009 by contractual maturity (in thousands):

	October 3, 2009
	Amortized	Fair
	Cost	Value
Maturity
Less than one year	$3,115	$3,115
One to two years	766	767
Greater than two years*	1,000	975
	$4,881	$4,857

*	Comprised of auction rate securities which generally have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

Note 6—Credit Agreement

The Company’s existing line of credit agreement and equipment line of credit agreement expired on August 31, 2009 and all borrowings were repaid to the bank.  Under the Company’s revolving line of credit agreement with its bank, the Company was able to borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by the Company’s bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $1.0 million. Interest was payable monthly at the greatest of (i) the sum of prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.  The Company repaid all borrowings on the revolving line of credit in connection with the expiration of the revolving line of credit agreement.

In connection with the prior revolving line of credit agreement, the Company was provided an equipment line of credit allowing it to borrow up to $3.9 million through January 3, 2009. The Company was required to repay the equipment advances in monthly installments of $32,440. Interest on the equipment advances was payable monthly, at the Company’s option, at the greater of (i) prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.  The Company repaid all borrowings on the equipment line in connection with the expiration of the credit agreement on August 31, 2009.

The following table presents details of interest expense related to borrowings on the revolving line of credit, along with certain other applicable information (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Interest expense	$34	$94	$46	$180

	October 3,	January 3,
	2009	2009
Outstanding borrowings on the revolving line of credit	$—	$—
Borrowing availability under the revolving line of credit	$—	$1,701

On October 31, 2009, the Company entered into a revolving credit agreement with another financial institution.  Under the credit agreement, the Company may borrow up to the lesser of (i) 80% of eligible accounts receivable, minus $1.0 million, or (ii) $5.0 million.  The credit agreement contains an overall sublimit of $2.5 million to collateralize the Company’s contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement.  This revolving credit agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and profitability.  Interest is payable monthly at either (i) prime plus 1.25%, as long as the Company maintains $8.5 million in revolving credit availability plus unrestricted cash on deposit with the financial institution, or (ii) prime plus 2.25%.  The credit agreement matures on October 30, 2010, at which time all advances and interest are due and payable.  Obligations under this revolving credit agreement are secured by a first priority lien on the Company’s tangible and intangible assets.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 3,	January 3,
	2009	2009
Obligations under capital leases	$192	$148
Equipment note payable to bank	—	450
Notes payable to others	—	6
	192	604
Less current portion	(115)	(474)
	$77	$130

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Interest expense	$6	$18	$25	$85

Note 8—Income Taxes

The following table sets forth the Company’s provision (benefit) for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Provision (benefit) for income taxes	$(458)	$4,502	$(409)	$3,332
Effective tax rate	(18)%	154%	(4)%	48%

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

As of October 3, 2009, the Company has provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to uncertainty of future utilization.

The Company had unrecognized tax benefits at fiscal year-end January 3, 2009 of approximately $0.6 million.  The Company reduced its unrecognized tax benefits by approximately $0.5 million during the quarter as a result of a lapse in a federal statute of limitations.

Note 9—Commitments and Contingencies

Federal Securities Class Action

Beginning in May 2007, the Company, certain of its officers and directors, and the Company’s underwriters were named as defendants in four purported class action shareholder complaints, two of which were filed in the U.S. District Court for the Southern District of New York, and two of which were filed in the U.S. District Court for the Central District of California. These purported class action lawsuits were filed on behalf of persons and entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Company’s November 30, 2006 initial public offering (the “IPO”). The lawsuits were consolidated into a single action—Belodoff v. Netlist, Inc., Lead Case No. SACV07-677 DOC (MLGx)—which is currently pending in the Central District of California. Lead Plaintiff filed the Consolidated Complaint in November 2007. Defendants filed their motions to dismiss the Consolidated Complaint in January 2008. The motions to dismiss were taken under submission in April 2008 and on May 30, 2008, the Court granted the defendants’ motions. However, plaintiffs were granted the right to amend their complaint and subsequently filed their First Amended Consolidated Class Action Complaint (“Amended Complaint”) in July 2008.  The defendants filed motions to dismiss the Amended Complaint in January 2009, and on April 17, 2009, the Court granted defendants’ motions to dismiss.  However, plaintiffs were again granted the right to amend their complaint.  Plaintiffs’ filed their Second Amended Consolidated Class Action Complaint (“Second Amended Complaint”) in May 2009.  Generally, the Second Amended Complaint, like the preceding complaints, alleged that the Registration Statement issued by the Company in connection with the IPO contained untrue statements of material fact or omissions of material fact in violation of Sections 11 and 15 of Securities Act of 1933. Defendants filed motions to dismiss the Second Amended Complaint in June 2009.  The motions to dismiss were taken under submission in August 2009 and on September 1, 2009, the Court granted the defendants’ motions.  However, plaintiffs again were granted the right to amend their complaint.  In October 2009, following a voluntary mediation of the matter, which took place in December 2008, and subsequent good-faith settlement negotiations, the parties reached a tentative agreement in principle to settle the class action.  The parties are currently negotiating the essential terms and conditions of the proposed settlement to submit to the Court for preliminary approval.  Under the tentative settlement, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment of $2.6 million. The Company’s directors’ and officers’ liability insurers will pay the settlement amount in accordance with the Company’s insurance policies.  The parties will ask the court to stay all proceedings in the action, except as necessary to consummate the proposed settlement.  Despite the tentative agreement to settle this action, the Company believes that the allegations lack merit and, if necessary, intends to vigorously defend all claims asserted.  The Company makes no assurances at this time that the Court will grant approval of the proposed settlement terms or that the matter ultimately will be settled.

California Derivative Action

In August 2007, a derivative lawsuit was filed in California Superior Court for County of Orange-Smith v. Hong, Case No. 07CC01359-against certain of the Company’s officers and directors. This action contains factual allegations similar to those of the federal class action lawsuit described above, but the plaintiff in this case asserts claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The plaintiff seeks unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by the defendants. The defendants in this action have not responded to the complaint. Pursuant to a stipulation, the parties agreed to temporarily stay the action pending the ultimate decision on the defendants’ motions to dismiss in the federal securities class action.  In April 2009, following a voluntary mediation of the matter, which took place in December 2008, the parties reached a tentative agreement to settle the derivative action. In June 2009, the parties executed a Stipulation and Agreement of Settlement of Derivative Claims documenting the essential terms of the proposed settlement, and on June 26, 2009, the parties filed their joint motion for preliminary approval of the proposed settlement with the Court. The Court granted preliminary approval of the proposed settlement on July 27, 2009.  The final hearing on the proposed settlement is set for November 5, 2009. The Company makes no assurances at this time that the Court will grant final approval of the proposed settlement terms or that the matter ultimately will be settled.  Despite the pending settlement reached in this derivative action, the Company believes that the allegations lack merit.  In addition, the Company received correspondence from counsel for a purported shareholder requesting that the Company take actions to investigate and remedy alleged wrongdoing by unidentified former and current officers and/or directors based on allegations similar to those in the Smith v. Hong derivative case. The Company, through its Board of Directors, has evaluated and rejected this request.  The proposed settlement also is intended to resolve any remaining issues arising from this shareholder request.  Despite the pending settlement reached, the Company believes that the allegations raised in the shareholder request also lack merit.

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

On September 22, 2009, the Company filed a patent infringement lawsuit against Inphi Corporation in the U.S. District Court for the Central District of California.  The suit alleges that Inphi is contributorily infringing and actively inducing the infringement of a US patent assigned to the Company which is directed to memory modules with load isolation and memory domain translation capabilities.  The Company is seeking damages and injunctive relief based on Inphi’s use of its patented technology.  Inphi has not yet answered the Company’s complaint.

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

Other Contingent Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; and (v) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

Note 10—Stock Options and Warrants

Common Stock Options

A summary of the Company’s common stock option activity as of and for the nine months ended October 3, 2009 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 3, 2009	4,281	$2.64
Options granted	700	0.34
Options exercised	—	—
Options cancelled	(501)	1.99
Options outstanding at October 3, 2009	4,480	$2.35

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Nine Months Ended
	October 3,	September 27,
	2009	2008
Expected term (in years)	5.4	5.4
Expected volatility	111%	80%
Risk-free interest rate	2.94%	3.12%
Expected dividends	—	—
Weighted-average grant date fair value per share	$0.28	$1.13

At October 3, 2009, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2009 through fiscal 2012 related to unvested common stock options is approximately $1.3 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.9 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

Warrants

A summary of activity with respect to outstanding warrants to purchase shares of the Company’s common stock as of and for the nine months ended October 3, 2009 is presented below (shares in thousands):

Weighted-
Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at January 3, 2009	18	$1.25
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants outstanding and exercisable at October 3, 2009	18	$1.25

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At October 3, 2009, approximately $3.3 million of the Company’s net long-lived assets were located in the PRC.

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

This Report contains forward-looking statements that involve risks, uncertainties, estimates and assumptions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to those identified under the heading “Risk Factors” set forth in Part II, Item 1A of this Report and in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We design, manufacture and sell high performance memory subsystems for the server, high performance computing and communications markets. Our memory subsystems consist of dynamic random access memory integrated circuits, (“DRAM ICs”) , NAND flash memory (“NAND”) and other components assembled on a printed circuit board (“PCB”). We also design custom semiconductor logic devices which are integrated into our memory subsystems in order to increase their performance. We engage with our original equipment manufacturer (“OEM”) customers from the earliest stages of new product definition, which provides us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell, Hewlett Packard and Arrow Electronics represented approximately 48%, 10% and 13%, respectively, of our net sales for the nine months ended October 3, 2009. Dell and Hewlett Packard represented approximately 57% and 34%, respectively, of our net sales for the nine months ended September 27, 2008. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers (“EMSs”) for incorporation into products manufactured exclusively for the OEM customer.  These net sales to EMSs have historically fluctuated period by period as a portion of the total net sales to these OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 61% of net sales to Dell for the nine months ended October 3, 2009, and approximately 12% of net sales to Dell for the nine months ended September 27, 2008.

Key Business Metrics

The following describes certain line items in our consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Sales.  Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the then current price of DRAM ICs and NAND. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in US dollars. We also sell excess component inventory of DRAM ICs and NAND to distributors and other users of memory ICs. As compared to previous years, component inventory sales have significantly decreased as a percentage of net sales as a result of our efforts to diversify both our customer and product line bases. This diversification effort has also allowed us to use components in a wider range of memory subsystems. We expect that component inventory sales will continue to represent a minimal portion of our net sales in future periods.

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

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling efforts is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. As we continue to service existing and establish new customers, we anticipate that our sales and marketing expenses will increase. Beginning in fiscal 2010, we will be subject to attestation services requirements with respect to our internal control over financial reporting, the result of which will increase our legal and accounting expenses in future periods.

Provision (Benefit) for Income Taxes.  Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.  The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

In accordance with ASC Topic 740, we evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

As of October 3, 2009, we have provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to uncertainty of future utilization.

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

Revenue Recognition. We recognize revenues in accordance with ASC Topic 605.  Accordingly, we recognize revenues when there is persuasive evidence that an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

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

Inventories. We value our inventories at the lower of the actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next three to nine months. In addition, we consider changes in the market value of DRAM ICs and NAND in determining the net realizable value of our raw material inventory. Once established, any write downs are considered permanent adjustments to the cost basis of our inventories. A significant decrease in demand for our products could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross profit at the time such inventories are sold. In addition, should the market value of DRAM ICs and NAND decrease significantly, we may be required to lower our selling prices to reflect the lower cost of our raw materials. If such price decreases reduce the net realizable value of our inventories to less than our cost, we would be required to recognize additional expense in our cost of sales in the same period. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, technological developments or the market value of DRAM ICs and NAND could have a material effect on the value of our inventories and our reported operating results.

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

Stock-Based Compensation. We account for equity issuances to non-employees in accordance with ASC Topic 505.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

We use the Black-Scholes option pricing model to estimate the fair value of our common stock option awards. While this model meets the requirements of ASC Topic 718, the estimated fair values generated by it may not be indicative of the actual fair values of these awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of our common stock option awards. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatilities of our common stock. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on our history and expectation of dividend payouts. We evaluate the assumptions used to value our common stock option awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in prior periods.

The value of the portion of stock-based awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated financial statements. Given that stock-based compensation expense recognized in our consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional common stock options or other stock-based awards.

Income Taxes. Under the ASC Topic 270, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year, or a year-to-date loss where no tax benefit can be recognized, are excluded from our estimated annual effective tax rate. The impact of excluding these items could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

We adopted the guidance in ASC Topic 740 on December 31, 2006, the first day of fiscal 2007. This guidance sought to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  ASC Topic 740 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under ASC Topic 740 we may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net sales	100%	100%	100%	100%
Cost of sales	76	93	89	87
Gross profit	24	7	11	13
Operating expenses:
Research and development	31	6	48	8
Selling, general and administrative	33	12	52	17
Total operating expenses	63	17	100	25
Operating loss	(39)	(10)	(88)	(12)
Other income:
Interest (expense) income, net	—	—	1	1
Other income (expense), net	—	—	1	—
Total other income (expense), net	—	—	2	1

Loss before provision (benefit) for income taxes	(39)	(10)	(87)	(11)
Provision (benefit) for income taxes	(7)	16	(3)	6
Net loss	(32)%	(26)%	(84)%	(17)%

Three and Nine Months Ended October 3, 2009 Compared to Three and Nine Months Ended September 27, 2008

Net Sales, Cost of Sales and Gross Profit.

The following table presents net sales, cost of sales and gross profit for the three and nine months ended October 3, 2009 and September 27, 2008 (in thousands, except percentages):

	Three Months Ended
	October 3,	September 27,		%
	2009	2008	Change	Change

Net sales	$6,446	$28,876	$(22,430)	(78)%
Cost of sales	4,879	26,832	(21,953)	(82)%
Gross profit	$1,567	$2,044	$(477)	(23)%
Gross margin	24%	7%	17%

	Nine Months Ended
	October 3,	September 27,		%
	2009	2008	Change	Change

Net sales	$11,781	$60,409	$(48,628)	(80)%
Cost of sales	10,507	52,575	(42,068)	(80)%
Gross profit	$1,274	$7,834	$(6,560)	(84)%
Gross margin	11%	13%	(2)%

Net Sales.  The overall decrease in our net sales was primarily driven by a sharp reduction in demand from our current customer base, mainly due to the commodization of current product offerings in the past year.  We continue to transition to a new business strategy focused on the development of high-margin subsystems based on custom logic devices.

The decrease in net sales for the three months ended October 3, 2009, as compared to the three months ended September 27, 2008, resulted primarily from decreases of approximately (i) $16.4 million in sales of laptop personal computer memory subsystems, and (ii) $6.6 million in sales of our high density server modules.

The decrease in net sales for the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008, resulted primarily from decreases of approximately (i) $25.1 million in net sales of certain high density memory modules for the server market and related applications, (ii) $1.6 million in net sales of memory subsystems used to control RAIDs and (iii) $22.5 million in net sales of laptop personal computer memory subsystems.

Sales of our component inventory to distributors and other users of memory ICs represented approximately 9% and 1% of net sales for the three months ended October 3, 2009 and September 27, 2008, respectively, and approximately 6% and 1% of net sales for the nine months ended October 3, 2009 and September 27, 2008, respectively. As compared to the previous year, component inventory sales increased as we purchased inventory for a sale which we later decided not to fulfill.

Gross Profit and Gross Margin.  Gross profit for the three and nine months ended October 3, 2009 as compared to the three and nine months ended September 27, 2008 decreased primarily due to the 78% and 80% decreases in net sales between the comparative three and nine month periods in fiscal 2009 and 2008, respectively. The increase in gross margin of 17 percentage points for the three months ended October 3, 2009, as compared to the three months ended September 27, 2008, is mainly due to the reduction in sales of commoditized products in the current quarter.  These gross margin improvements are offset by an inability to absorb manufacturing costs caused by the significant drop in units manufactured and sold during the most recent quarter.  These decreases were partially offset by a shift in product mix toward higher margin contributing products.  The decrease in gross margin for the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008, of 2 percentage points is mostly due to unused capacity in our manufacturing facility, significantly offset by an increase in product margin of 11% due to the improved conditions in the DRAM market, and a change in product mix and customer base during the period.

Research and Development.

The following table presents research and development expenses for the three and nine months ended October 3, 2009 and September 27, 2008 (in thousands, except percentages):

	Three Months Ended
	October 3,	September 27,		%
	2009	2008	Change	Change
Research and development	$1,975	$1,651	$324	20%

	Nine Months Ended
	October 3,	September 27,		%
	2009	2008	Change	Change
Research and development	$5,619	$4,943	$676	14%

The increase in research and development expense in the three months ended October 3, 2009, as compared to the three months ended September 27, 2008, resulted primarily from increases of (i) $0.3 million in personnel-related expenses as a result of an increase in the number of outside contractors engaged in research and development activities during the third quarter of 2009 and (ii) $0.4 million in legal and professional fees as we continue to increase activities related to new and emerging markets in 2009. The above increases were offset by a decrease of approximately $0.4 million in expenses related to product qualification builds and testing.

The increase in research and development expense in the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008, resulted primarily from increases of approximately (i) $1.3 million in personnel-related expenses as a result of an increase in the number of outside contractors engaged in research and development activities and (ii) $0.6 million in legal and professional fees as we continue to increase activities related to new and emerging markets. The above increases were offset by a decrease of approximately $1.2 million in expenses related to new product builds and testing.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three and nine months ended October 3, 2009 and September 27, 2008 (in thousands, except percentages):

	Three Months Ended
	October 3,	September 27,		%
	2009	2008	Change	Change
Selling, general and administrative	$2,115	$3,364	$(1,249)	(37)%

	Nine Months Ended
	October 3,	September 27,		%
	2009	2008	Change	Change
Selling, general and administrative	$6,170	$10,142	$(3,972)	(39)%

The decrease in selling, general and administrative expense for the three months ended October 3, 2009, as compared to the three months ended September 27, 2008, resulted primarily from decreases of (i) $0.6 million in personnel-related expenses primarily attributable to a decrease in the number of employees and outside contractors engaged in selling, general and administrative functions of approximately 51% during the 2009 quarter as compared to the 2008 quarter , (ii) $0.3 million in bad debt expense, (iii) $0.2 million in product qualification expense and related travel costs as a result of a decrease in the number of sales personnel during the most recent quarter, and (iv) $0.1 million in commission expenses due to a decline in sales revenue during the most recent quarter.

The decrease in selling, general and administrative expense in the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008, resulted primarily from decreases of approximately (i) $2.4 million in personnel-related expenses, (ii) $0.7 million in product qualification expense and related travel costs, (iii) $0.4 million in commission expenses, (iv) $0.3 million in bad debt expense, and (v) $0.2 million in legal and professional fees.

Other Income (Expense).

The following table presents other income (expense) for the three and nine months ended October 3, 2009 and September 27, 2008 (in thousands, except percentages):

	Three Months Ended
	October 3,	September 27,		%
	2009	2008	Change	Change
Interest (expense) income, net	$(25)	$38	$(63)	(166)%
Other income (expense), net	4	13	(9)	(69)%
Total other income (expense), net	$(21)	$51	$(72)	(141)%

	Nine Months Ended
	October 3,	September 27,		%
	2009	2008	Change	Change
Interest (expense) income, net	$75	$381	$(306)	(80)%
Other income (expense), net	134	(55)	189	(344)%
Total other income (expense), net	$209	$326	$(117)	(36)%

Net interest income (expense) for the three and nine months ended October 3, 2009 was comprised of interest income of approximately $0.02 million and $0.1 million, respectively, offset by interest expense of approximately $0.05 million and $0.03 million, respectively.  Net interest income for the three and nine months ended September 27, 2008 was comprised of interest income of approximately $0.2 million and $0.7 million, respectively, offset by interest expense of approximately $0.1 million and $0.3 million, respectively.  The decrease in interest income in the three and nine months ended October 3, 2009, as compared to the three and nine months ended September 27, 2008, was due to a combination of our lower overall cash and investment balances and the decrease in the yield earned on those balances due to lower interest rates.  The decrease in interest expense during 2009, as compared to 2008, resulted primarily from our lower average outstanding balances on our line of credit and debt balances during the current year.

Other income (expense), net, for the nine months ended October 3, 2009 is primarily comprised of gains from the sale of equipment held for sale during the first quarter.  Other expense, net, for the nine months ended September 27, 2008 is primarily comprised of losses on certain foreign currency remeasurement transactions, partially offset by realized gains on the sale of certain investments in marketable securities.

Provision (Benefit) for Income Taxes.

The following table presents the provision (benefit) for income taxes for the three and nine months ended October 3, 2009 and September 27, 2008 (in thousands, except percentages):

	Three Months Ended
	October 3,	September 27,		%
	2009	2008	Change	Change
Provision (benefit) for income taxes	$(458)	$4,502	$(4,960)	(110)%
Effective tax rate	(18)%	154%

	Nine Months Ended
	October 3,	September 27,		%
	2009	2008	Change	Change
Provision (benefit) for income taxes	$(409)	$3,332	$(3,741)	(112)%
Effective tax rate	(4)%	48%

On an interim basis, we estimate what our effective tax rate will be in each jurisdiction for the full fiscal year and record a quarterly income tax provision (benefit) in accordance with the anticipated blended annual rate. We discontinued recording income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets.  We recorded a benefit for income taxes for the three months ended October 3, 2009 due to a change in our liability for unrecognized tax benefits as a result of a lapse in a federal statute of limitations.  This benefit was netted with a provision recorded for state minimum taxes.  During the three months ended September 27, 2008 we recorded a benefit for income taxes which was reserved against during the third quarter of fiscal 2008 when we recorded a net charge to income tax expense of approximately $4.5 million related to establishing a partial valuation allowance against our deferred income tax assets.  Our determination to record a valuation allowance was based on our recent history of cumulative losses as well as uncertainty of the utilization of deferred tax assets in the near future.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit, from capitalized lease obligations, financing of receivables and from the sale and leaseback of our domestic manufacturing facility.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	October 3,	January 3,
	2009	2009
Working Capital	$14,497	$22,339

Cash and cash equivalents(1)	$11,501	$15,214
Short-term investments in marketable securities(1)	3,115	5,199
Long-term investments in marketable securities	1,742	960
	$16,358	$21,373

(1) Included in working capital

Our working capital decreased during the nine months ended October 3, 2009 primarily as a result of a decrease in cash and short-term investments in marketable securities of $5.8 million to support operations, a decrease in income tax receivable of $1.9 million, and an increase in current liabilities of $1.3 million, offset by an increase in accounts receivable of $0.8 million.

Cash Provided and Used in the Nine Months Ended October 3, 2009 and September 27, 2008

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	October 3,	September 27,
	2009	2008
Net cash provided by (used in):
Operating activities	$(4,779)	$(11,705)
Investing activities	1,586	11,846
Financing activities	(520)	4,758
Net increase (decrease) in cash and cash equivalents	$(3,713)	$4,899

Operating Activities. Net cash used in operating activities for the nine months ended October 3, 2009 was primarily a result of a net loss of approximately $9.9 million for the nine months ended October 3, 2009 partially offset by (i) approximately $2.4 million in net cash provided by changes in operating assets and liabilities, and (ii) approximately $2.7 million in net non-cash operating expenses, primarily comprised of depreciation and amortization and stock-based compensation, offset by a gain on disposals of assets.

Accounts receivable increased approximately $0.8 million during the nine months ended October 3, 2009 primarily as a result of the timing of net sales within the quarter ended October 3, 2009 compared with the timing of net sales within the quarter ended January 3, 2009.  During the nine months ended October 3, 2009, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.

Inventories increased approximately $0.1 million during the nine months ended October 3, 2009 primarily as a result of preparing for a customer order due to ship in the fourth quarter.  In the future, our inventory levels will continue to be determined based on, among other factors, (i) the level of customer orders received and overall demand, (ii) the stage at which our products are in their respective life cycles and (iii) competitive situations in the marketplace.  We make efforts to balance such considerations against the risk of obsolescence or potential excess inventory levels.

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

Investing Activities. Net cash provided by investing activities for the nine months ended October 3, 2009 was primarily a result of (i) proceeds received from maturities and sales of certain investments in marketable securities of approximately $12.2 million and (ii) proceeds from the sale of equipment of approximately $0.3 million, both offset by purchases of additional investments in marketable securities of approximately $10.8 million.

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

Due to recent disruptions of, and the resulting reduced liquidity in certain financial markets, two of our marketable securities investments in Baa1 and A3 rated auction rate securities with a total purchased cost of $1.0 million began to experience failed auctions during the fourth quarter of 2007, which continued into the third quarter of 2009. Due to the failed auctions, we have been unable to sell the securities at their respective costs, resulting in a decrease in fair value which has been recorded as a component of accumulated other comprehensive loss. These investments have been classified as long-term investments in marketable securities in our consolidated balance sheets as of October 3, 2009 and January 3, 2009. As of October 3, 2009 and September 27, 2008, the unrealized losses on these two investments totaled approximately $0.03 million and $0.04 million, respectively. We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and

(iii) we have the intent and ability to hold these investments until a recovery in market value occurs. The fair value of these securities could change significantly in the future and we may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

Financing Activities.  Net cash used in financing activities for the nine months ended October 3, 2009 was a result of repayment of approximately $0.5 million on our long term debt.

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

Capital Resources

Our revolving line of credit agreement and equipment line of credit agreement expired on August 31, 2009 and all borrowings were repaid to the bank.  Under our revolving line of credit agreement, we were able to borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by our bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $1.0 million. Interest was payable monthly at the greater of (i) the sum of prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.

In connection with our prior revolving line of credit agreement, we were provided an equipment line of credit allowing us to borrow up to $3.9 million through January 3, 2009. We were required to repay the equipment advances in monthly installments of $32,440. Interest on the equipment advances was payable monthly, at our option, at the greater of (i) prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%. We repaid all borrowings on the equipment line in connection with the expiration of the credit agreement on August 31, 2009.

On October 31, 2009 we entered into a new revolving credit agreement with another financial institution.  Under this revolving credit agreement, we may borrow up to the lesser of (i) 80% of eligible accounts receivable, minus $1.0 million, or (ii) $5.0 million.  This revolving credit agreement contains an overall sublimit of $2.5 million to collateralize our contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to this revolving credit agreement.  This revolving credit agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and profitability.  Interest is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the financial institution, or (ii) prime plus 2.25%.  This revolving credit agreement matures on October 30, 2010, at which time all advances and interest are due and payable.  Obligations under this revolving credit agreement are secured by a first priority lien on our tangible and intangible assets.  As October 31, 2009, we had $0.9 million available to borrow under this revolving credit agreement.

While we expect to maintain compliance with our revolving credit agreement for the foreseeable future, we have in the past been in violation of one or more covenants contained in previously existing credit agreements. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under our new revolving credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

We have utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases will continue to be a financing alternative that we may pursue in the future.

We believe our existing cash balances, borrowing availability under our new revolving credit agreement, and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. We could be required, or may choose, to seek additional funding through public or private equity or debt financings. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. These additional funds may not be available on terms acceptable to us, or at all.

New Accounting Pronouncements

In June 2009, the FASB issued an update to ASC Topic 105.  The Codification became the source of authoritative U.S. GAAP for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification did not have a material impact on our consolidated financial position, results of operations or liquidity.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Not applicable.  As a Smaller Reporting Company, we are not required to make any disclosure pursuant to this Item 3.

Item 4.                          Controls and Procedures

Not applicable.

Item 4T.                 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended October 3, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended October 3, 2009, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

The information set forth in the sections entitled Federal Securities Class Action, California Derivative Action, Patent Claims and Trade Secret Claim under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

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

Date: November 3, 2009		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
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