Form 10-K
period 2010-01-02
NETLIST INC
filed 2010-02-19
CIK 1282631

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates, based on the closing price of the registrant's common stock as reported on The NASDAQ Global Market on July 4, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $4.2 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

          The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001 per share

20,114,743 shares outstanding at February 15, 2010

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders for 2010 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

        This Annual Report on Form 10-K includes "forward-looking statements". We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations concerning matters that are not historical facts, and are generally identified by words such as "believe", "expect", "anticipate", "estimate", "intend", "strategy", "may", "will likely" and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. These forward-looking statements are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties that are difficult to predict. Our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Important information regarding factors that could cause actual results to differ materially from such expectations is disclosed in this Report, including, without limitation, information under the caption "Risk Factors". Except as required by law,we do not undertake any obligation to revise or update any forward-looking statements for any reason.

 PART I

Item 1.    Business of Netlist, Inc.

Overview

        We design, manufacture and sell high performance memory subsystems for the server, high performance computing and communications markets. Our memory subsystems consist of combinations of dynamic random access memory integrated circuits, ("DRAM ICs"), NAND flash memory ("NAND"), application-specific integrated circuits ("ASICs") and other components assembled on printed circuit boards ("PCBs"). We engage with our original equipment manufacturer ("OEM") customers from the earliest stages of new product definition, which provides us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

        We were incorporated in Delaware in June 2000 and commenced operations in September 2000.

Memory Products

DRAM Modules

        We design and manufacture a comprehensive portfolio of DRAM memory solutions. As OEMs continually require more from DRAM than major integrated circuit ("IC") suppliers can deliver, we bridge the gap with customized, plug-in-ready memory modules. Our products optimize DRAM subsystems to the unique density, performance, quality, and cost requirements of each OEM. We exploit the structural differences between ICs from all leading suppliers and apply our proprietary board-level design technologies to quickly and cost-effectively tailor DRAM to the needs of specific OEM applications.

        We offer a comprehensive lineup of dual in-line memory modules ("DIMMs"), utilizing a wide range of DRAM technologies from Synchronous DRAM ("SDRAM"), to double-data-rate ("DDR"), DDR2 and leading-edge high performance DDR3 DRAM devices. The DIMMs encompass a broad range of form factors and functionality. Our product offerings include Registered DIMMs("RDIMMS"), Fully-Buffered DIMMs ("FBDIMMs"), Small Outline DIMMS ("SODIMMs"), Mini-RDIMMs and ECC Unbuffered DIMMS ("UDIMMs"). Our offerings come in configurations of up to 244 pins and densities of up to 16GB and include very low profile ("VLP"), form factors, which we pioneered using proprietary board-stacking technology. We utilize our advanced device and module-level packaging/stacking technologies to achieve cost-effective high-density solutions. Our DDR, DDR2 and DDR3 DIMMs are tested at-speed on high-end functional testers utilizing comprehensive test suites that simulate electrical and thermal performance, enabling these modules to meet the stringent quality requirements of high performance enterprise class devices and systems.

  RDIMM

        RDIMMs are used in all servers where large densities are required. RDIMMS also provide increased reliability, stability and scalability. In addition to providing primary volatile system memory, we provide custom RDIMMs that are used in RAID controllers, or Redundant Array of Independent Disks. We offer DDR, DDR2, and DDR3 RDIMM in a variety of form factors, including VLP form factors.

        In November 2009, we introduced the innovative HyperCloud™ DDR3 RDIMM memory technology. HyperCloud™ utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction functionality that increases memory bandwidth. The product is available in 4GB, 8GB, and 16GB capacities at speeds up to 1333 megatransfers per second ("MT/s"). We expect that this achievement will make possible improved levels of performance for memory intensive datacenter applications and workloads, including search engines, social networks/communications, media internet portals, virtualization, and high performance scientific and defense-related computing. HyperCloud™ memory is being evaluated by several of our OEM customers for use in their server products. The HyperCloud™ DDR3 RDIMM is interoperable with Joint Electronics Devices Engineering Council ("JEDEC") standard DDR3 RDIMMs. As of January 2, 2010, we have not shipped any production quantities of the HyperCloud™ RDIMM.

  FBDIMM

        DDR2 FBDIMM is a high-density, high-speed memory solution used primarily in high-performance blade servers, computing clusters, high-end enterprise servers, and telecommunications applications. FBDIMM based servers were introduced into the market in 2006. However, FBDIMM technology posed a significant thermal challenge, especially in higher density DIMMs, due to the Advanced Memory Buffer ("AMB"), and the number of DRAM ICs on the module. We addressed these challenges with the introduction of the low-power FBDIMM in 2007.

        We offer power efficient DDR2 FBDIMM solutions in 2GB, 4GB and 8GB capacities at speeds up to PC2-6400 or 800MT/s. In addition to our thermal engineering, we use a set of sophisticated design techniques such as impedance matching, reduced capacitive loading and built-in air gaps (to eliminate cross talk and electro-magnetic coupling) to create a high performance FBDIMM that delivers up to PC2-6400 performance.

        It is our belief that the DDR3 RDIMM architecture has and will continue to take the place of FBDIMM as the cost/performance requirements of all but legacy server product offerings result in migration to DDR3 SDRAM-based modules. As a result of this trend and introduction by competitors of low-power FBDIMMs, we have experienced a significant decrease in revenues of our FBDIMM product offerings, and we expect this trend to continue.

  SODIMM

        Our SODIMM options help increase the capacities of laptop computers and workstations at optimal cost. In fiscal 2009, we experienced strong competition in the mass market for SODIMM applications from DRAM suppliers. As a result, our SODIMM revenues have decreased substantially. We anticipate that as we focus our efforts on the custom, non-standardized segments of the market, the revenue associated with our SODIMM products will decline.

  Mini-RDIMM

        Mini-RDIMMs utilize a shortened footprint to meet the unique requirements of communications applications with space constraints. We offer DDR2 Mini-RDIMM solutions in capacities of up to 8GB.

NAND Flash Memory Cards and Modules

        NAND flash products are solid-state, electrically re-writeable, non-volatile semiconductor memory devices that retain content when power is turned off. NAND flash sales were 7.1% and 1.6% of the Company's total net sales in fiscal 2009 and 2008, respectively. NAND flash memory devices record, store and retrieve digital data at faster read/write speeds, with lower power consumption and improved durability, compared with hard drives, thereby offering greater performance in lower capacity storage applications.

        We design and manufacture Industrial Flash solid-state memory products, which are based on state of the art single and dual channel 32 bit reduced instruction set computer ("RISC") microcontrollers, in a variety of form factors and capacities that meet the requirements of industrial OEMs' applications. Our flash modules are predominantly used in telecom equipment, printers, embedded controller applications, servers, switches and routers. Our wide range of flash memory products includes the Compact-Flash cards, Secure Digital (SD), and MicroSD. Our relationships with numerous suppliers of flash and controller application specific integrated circuits allow us to offer a wide range of cost-effective products to our customers. With product performance and sustained read across multiple form factors such as Compact Flash, our product line is designed to meet individualized customer requirements and complements our suite of DRAM products.

        At end of February 2010, we expect to announce general availability of NetVaultTM, a non-volatile cache memory subsystem targeting RAID storage applications. NetVaultTM provides server and storage OEMs a solution for enhanced datacenter fault recovery. Unlike traditional battery-powered fault tolerant cache schemes which rely solely on batteries to power the cache, NetVaultTM utilizes a combination of DRAM for high throughput performance and flash for extended data retention. With NetVaultTM, data recovery can be performed after an extended period, versus traditional schemes which often cannot preserve cache data for more than 24 to 72 hours due to battery life limitations.

        In addition, NetVaultTM decreases system downtime often required during battery health monitoring and replacement. Traditional fault tolerant cache schemes require large watt-hour batteries to power the cache over a period of days, whereas NetVaultTM requires power for less than a minute. This flexibility allows OEMs to either use smaller, lower cost batteries without frequent health monitoring and replacement, or to deploy NetVaultTM PMU capacitor technology to eliminate these batteries altogether and achieve full product compliance with European Union Restrictions on Hazardous Substances known as RoHS 6/6 and environmental laws in other jurisdictions that are based on RoHS 6/6.

Technology

        We have a portfolio of proprietary technologies and design techniques and have assembled an engineering team with expertise in semiconductors, printed circuit boards, and memory subsystem and system design. Our technology competencies include:

        IC Design Expertise.    We have designed blocks of custom logic that can be implemented in a stand-alone IC or integrated with other functional blocks in ASICs. We use these custom logic blocks in the HyperCloud™ chipset to incorporate rank multiplication and load reduction functionality onto standard RDIMMs. We also incorporate custom logic in our NetVaultTM product line.

        Very Low Profile Designs.    We were the first company to create memory subsystems in a form factor of less than one inch in height. We believe our proprietary board design technology is particularly useful in the blade server market, where efficient use of motherboard space is critical. Our technology has allowed us to decrease the system board space required for memory, and improve thermal performance and operating speeds, by enabling our customers to use alternative methods of component layout.

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

        Thermal Management Designs.    We design our memory subsystems to ensure effective heat dissipation. We use thermal cameras to obtain thermal profiles of the memory subsystem during the design phase, allowing us to rearrange components to enhance thermal characteristics and, if necessary, replace components that do not meet specifications. We use thermal simulation and modeling software to create comprehensive heat transfer models of our memory subsystems, which enables our engineers to quickly develop accurate solutions for potential thermal issues. We also develop and use proprietary heat spreaders to enhance the thermal management characteristics of our memory subsystems.

Customers

        We primarily market and sell our products to leading OEMs in the server, high performance computing and communications markets. Our memory subsystems are incorporated into multiple platforms at customers such as Dell, Arrow Electronics, Hewlett-Packard and other OEMs. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell and Arrow Electronics represented approximately 53% and 13%, respectively, of our net sales in fiscal 2009. Dell and Hewlett Packard represented approximately 58% and 32%, respectively, of our net sales in fiscal 2008. For further information regarding our sales to our OEM customer base, please refer to Note 13 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers ("EMSs"), for incorporation into products manufactured exclusively for the OEM customer. These net sales to EMSs have historically fluctuated period to period as a portion of the total net sales to these OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name of Foxconn that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 76% and 11% of net sales to Dell for fiscal 2009 and 2008, respectively.

        We expect that our key customers will continue to account for a substantial portion of our net sales in 2010 and in the foreseeable future. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period. Our sales are made primarily pursuant to standard purchase orders that may be rescheduled on relatively short notice. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. We offer a standard product warranty to our customers and have no other post-shipment obligations. While these returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience similar return rates in the future. Any significant increase in product failure rates and the resulting product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

        We believe in the timely communication and exchange of information with our customers. We utilize well-trained, highly technical program management teams to successfully drive new product development and quickly respond to our customers' needs and expectations. Our program management teams provide quick response times and act as a single point-of-contact for routine issues during the sales process. Additionally, they address the long-term business and technology goals of our customers. We employ a team approach to business development whereby our sales team and independent representatives identify, qualify and prioritize customer prospects through offices in a number of locations worldwide. For additional information regarding our net sales from external customers by geographic area, refer to Note 14 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

        Our marketing efforts are twofold: creating awareness of the benefits of our proprietary technologies and design techniques in the development of application-specific memory subsystems, and building our brand awareness with our current and potential customers.

Manufacturing

        We currently manufacture substantially all of our products at our facilities in Suzhou in the People's Republic of China ("PRC"). Our advanced engineering and design capabilities, combined with our in-house manufacturing processes, allow us to assemble our memory subsystems reliably and in high volume. Our advanced, customized manufacturing facilities are capable of surface mount assembly, subsystem testing, system-level burn-in testing, programming, marking, labeling and packaging. At each stage of the production cycle, including product prototyping, qualification sample production and high-volume manufacturing and delivery, we focus on providing our customers with rapid response and short manufacturing turn-around times. Manufacturing cycle times for our products are typically one week or less, and in some cases as few as two days, from receipt of order.

        During 2008, we transitioned our manufacturing to our facility in the PRC. This facility has significantly increased our manufacturing capacity. We believe that this facility enables us to achieve better operating leverage through lower material and labor costs. This facility also puts our products in closer proximity to a number of our end customers, allowing us to fulfill customer orders more quickly. For information regarding our net long-lived assets located outside the United States, refer to Note 14 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

        We acquire components and materials such as ASICs, DRAM ICs and NAND directly from integrated circuit manufacturers and assemble them into finished subsystems. We believe that one of our key strengths is the efficient procurement and management of components for our subsystems, which benefits our customers in the form of lower costs and increased product availability. We have a limited number of suppliers, which include but are not limited to, Micron Semiconductor, Hynix Semiconductor, Samsung Electronics, and Elpida Memory, Inc. We have developed strong supplier relationships with these and other key DRAM IC and NAND manufacturers, which we believe gives us direct and ready access to the critical components that we need for our production activities. We typically qualify our products with our customers using multiple manufacturers of DRAM ICs and NAND. The flexibility to choose from several DRAM IC and NAND providers allows us to minimize product cost and maximize product availability. Our HyperCloud™ RDIMM contains an ASIC chipset component. We intend to procure these ASICs from multiple IC vendors that are in varying stages of chipset development.

        We schedule production based on purchase order commitments and anticipated orders. We release raw materials to the manufacturing floor by means of an on-line shop floor control system, which allows for internal quality analysis, direct access to inventory information and production floor material tracking. We have a flexible manufacturing workforce which allows us to manage unforecasted demand. In addition, in order to mitigate inventory risks, we have the capability to sell excess quantities of component inventory of DRAM ICs and NAND to distributors and other users of memory ICs. Our sales of excess inventory generated approximately 4% of our net sales for fiscal 2009 and 1% of our net sales for fiscal 2008. As compared to the previous year, component inventory sales increased as we purchased inventory for an expected transaction that was not consummated.

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

        We are certified in ISO 9001:2000 Quality Management Systems, ISO 14001:2004 Environmental Management Standards, and OSHAS 18001:2007 Occupational Health and Safety Management Systems.

Competition

        Our products are primarily targeted for the server, high performance computing and communications markets. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs. Our primary competitors are memory module providers such as STEC, SMART Modular Technologies, Inc., and Viking Interworks, a division of Sanmina-SCI Corporation. We face competition from semiconductor suppliers, including Hynix, Samsung and Micron, in a limited range of applications. We also face potential direct or indirect competition from logic suppliers such as Inphi and IDT. As we enter new markets and pursue additional applications for our products, we may face competition from a larger number of competitors that produce solutions utilizing similar or competing technologies.

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

        Some of our customers and suppliers may have proprietary products or technologies that are competitive with our products, or could develop internal solutions or enter into strategic relationships with, or acquire, existing high-density memory module providers. Any of these actions could reduce our customers' demand for our products. Some of our significant suppliers of memory ICs may be able to manufacture competitive products at lower costs by leveraging internal efficiencies, or could choose to reduce our supply of memory ICs, adversely affecting our ability to manufacture our memory subsystems on a timely basis, if at all.

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

  •
  timeliness of new value-add product introductions;

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

        We use advanced design tools in development of our products that allow us to model behavior of a signal trace on our memory modules as well as airflow and thermal profiles of all components in the system. These design tools enable real-time simulation for signal integrity and behavioral modeling of our designs using the Input/Output Buffer Information Specification ("IBIS") of our suppliers' components. These simulation tools help us reduce or eliminate electronic signal reflections, clock skews, signal jitter and noise which can reduce system performance and reliability. Also, our engineers use thermal simulation tools to identify potential thermal problems arising from inadequate airflow necessary to cool the components in the system. These efforts allow our engineers to develop optimum thermal solutions for our customer base.

        We believe that to remain competitive we must continue to focus on developing advanced memory technologies. We have invested significant resources in the design of custom semiconductor logic devices. These logic devices are integrated into our next-generation memory subsystems in order to improve their performance. For example, our HyperCloud™ logic devices enable our DRAM-based subsystems to achieve higher speeds and address greater memory capacity than currently available products in the market. Another family of logic devices enable DRAM and flash memory to be efficiently combined for the purposes of backing up data storage. The development of these semiconductor devices are an important part of our overall effort to maintain a strong competitive position in our industry based on advanced memory technology.

        Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them. Our total expenditures for research and development were approximately $8.0 million and $6.9 million for 2009 and 2008, respectively.

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

        As of January 2, 2010, we had 14 patents issued and 16 patent applications pending. Assuming that they are properly maintained, four of our issued patents will expire in 2022, seven will expire in 2025, one will expire in 2026, and two will expire in 2027. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner also will continue to be important factors in developing and maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our pending patent applications.

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

Employees

        At January 2, 2010, we had approximately 128 employees (including 83 regular employees and 45 temporary employees). Approximately 47 of the regular employees were located in the U.S., and approximately 36 were located in other countries (mainly in the PRC). We had 88 employees in operations, 22 employees in research and development, 10 employees in sales and marketing, and 8 employees engaged in other administrative functions. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

General Information

        We maintain a website at www.netlist.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We file reports with the Securities and Exchange Commission ("SEC"), and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also contains copies of our corporate governance policy, code of business conduct and ethics, insider trading policy and whistleblower policy, as well as copies of the charters for our audit committee, compensation committee and nominating and corporate governance committee.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. Before purchasing our common stock, you should carefully consider the risks described below in addition to the other information in this Report. Our business, results of operations, financial condition and future trends may be materially and adversely affected depending on a variety of factors including, but not limited to, the following risks and uncertainties. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Report, including our consolidated financial statements and related notes.

        This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about our industry and us. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. Except as required by law, we do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Risks related to our business

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

        Our operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these quarterly and annual fluctuations include the following factors, as well as other factors described elsewhere in this Report:

  •
  our inability to develop new or enhanced products that achieve customer or market acceptance in a timely manner, including our HyperCloud™ memory module and our flash-based memory products;

  •
  our failure to maintain the qualification of our products with our current customers or to qualify future products with our current or prospective customers;

  •
  the timing of actual or anticipated introductions of competing products or technologies by us or our competitors, customers or suppliers;

  •
  the loss of, or a significant reduction in sales to, a key customer;

  •
  the cyclical nature of the industry in which we operate;

  •
  a reduction in the demand for our high performance memory subsystems or the systems into which they are incorporated;

  •
  our customers' failure to pay us on a timely basis;

  •
  costs and efficiencies associated with designing and outsourcing the manufacture of integrated circuits;

  •
  our ability to absorb manufacturing overhead if our revenues decline or vary from our projections;

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

  •
  manufacturing inefficiencies associated with the start-up of new manufacturing operations, new products and initiation of volume production;

  •
  our failure to produce products that meet the quality requirements of our customers;

  •
  disputes regarding intellectual property rights;

  •
  the costs and management attention diversion associated with litigation;

  •
  the loss of any of our key personnel;

  •
  changes in regulatory policies or accounting principles;

  •
  our ability to adequately manage or finance internal growth or growth through acquisitions; and

  •
  the effect of our investments and financing arrangements on our liquidity.

        Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance. In one or more future periods, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock would likely decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

We have historically incurred losses and may continue to incur losses.

        Since the inception of our business in 2000, we have only experienced one fiscal year (2006) with profitable results. In order to regain profitability, or to achieve and sustain positive cash flows from operations in the future, we must further reduce operating expenses and/or increase our revenues. Although we have in the past engaged, and are continuing to engage, in a series of cost reduction actions, these expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve profitability will depend on increased revenue growth from, among other things, increased demand for our memory subsystems and related product offerings, as well as our ability to expand into new and emerging markets. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved, on a quarterly or annual basis in the future.

        Any failure to achieve profitability could result in increased capital requirements and pressure on our liquidity position. Many companies are experiencing difficulty in achieving access to capital in these challenging times. We believe our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Our capital requirements could result in our having to, or otherwise choosing to, seek additional funding through public or private equity offerings or debt financings, which funding may not be available on terms acceptable to us, or at all, either of which could result in our inability to meet certain of our financial obligations and other related commitments.

We are subject to risks relating to product concentration and lack of market diversification.

        We have historically derived a substantial portion of our net sales from sales of our high performance memory subsystems for use in the server market, with approximately 27% and 51% of net revenues in fiscal 2009 and 2008, respectively, derived from server applications. We expect these memory subsystems to continue to account for a significant portion of our net sales in the near term. Continued market acceptance of these products for use in servers is critical to our success.

        In an attempt to set our products apart from those of our competitors, we have invested a significant portion of our research and development budget into the design of ASIC devices, such as the HyperCloud™ memory subsystem, introduced in November 2009. This new design and the products they are incorporated into are subject to increased risks as compared to our existing products. For example:

  •
  we may be unable to achieve customer or market acceptance of the HyperCloud™ memory subsystem or other new products, or achieve such acceptance in a timely manner;

  •
  the HyperCloud™ memory subsystem or other new products may contain currently undiscovered flaws, the correction of which would result in increased costs and time to market; and

  •
  we will be required to demonstrate the quality and reliability of the HyperCloud™ memory subsystem or other new products to our customers, and will be required to qualify these new products with our customers, both of which will require a significant investment of time and resources prior to the receipt of any revenue from such customers.

        Any failure or delay in placing or qualifying new products with our customers would likely result in reductions in our net sales and would adversely impact our results of operations.

        Additionally, if the demand for servers deteriorates or if the demand for our products to be incorporated in servers declines, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target markets. We may not be able to achieve this diversification, and our inability to do so may adversely affect our business.

We may lose our competitive position if we are unable to timely and cost-effectively develop new or enhanced products that meet our customers' requirements and achieve market acceptance.

        Our industry is characterized by intense competition, rapid technological change, evolving industry standards and rapid product obsolescence. Evolving industry standards and technological change or new, competitive technologies could render our existing products obsolete. Accordingly, our ability to compete in the future will depend in large part on our ability to identify and develop new or enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements. In order to develop and introduce new or enhanced products, we need to:

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

        Our product development efforts are costly and inherently risky. It is difficult to foresee changes or developments in technology or anticipate the adoption of new standards. Moreover, once these things are identified, if at all, we will need to hire the appropriate technical personnel or retain third party designers, develop the product, identify and eliminate design flaws, and manufacture the product in production quantities either in-house or through third-party manufacturers. As a result, we may not be able to successfully develop new or enhanced products or we may experience delays in the development and introduction of new or enhanced products. Delays in product development and introduction could result in the loss of, or delays in generating, net sales and the loss of market share, as well as damage to our reputation. Even if we develop new or enhanced products, they may not meet our customers' requirements or gain market acceptance. Accordingly, we cannot assure you that our future product development efforts will result in the development of new or enhanced products or that such products will achieve market acceptance.

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

        Sales to certain of our OEM customers such as Dell, Hewlett Packard and Arrow Electronics have historically represented a substantial majority of our net sales. We currently expect that sales to major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

        Many of our memory subsystems are specifically designed for our OEM customers' high performance systems. In a drive to reduce costs and assure supply of their memory module demand, our OEM customers may endeavor to design JEDEC standard DRAM modules into their new products. Although we also manufacture JEDEC modules, this trend could reduce the demand for our higher priced customized memory solutions which in turn would have a negative impact on our financial results. In addition, customers deploying custom memory solutions today may in the future choose to adopt a JEDEC standard, and the adoption of a JEDEC standard module instead of a previously custom module might allow new competitors to participate in a share of our customers' memory module business that previously belonged to us.

        If our OEM customers were to adopt JEDEC standard modules, our future business may be limited to identifying the next generation of high performance memory demands of OEM customers and developing solutions that addresses such demands. Until fully implemented, this next generation of products may constitute a much smaller market, which may reduce our net sales and market share.

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

        General worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the subprime-mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the memory market, recent international conflicts and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would further delay and lengthen sales cycles.

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

        During challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Furthermore, our vendors may face similar issues gaining access to credit, which may limit their ability to supply components or provide trade credit to us. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the memory market and related semiconductor industry. If the economy or markets in which we operate fail to improve or continue to worsen, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could compound the negative impact on the results of our operations.

Our lack of a significant backlog of unfilled orders, and the difficulty inherent in forecasting customer demand, makes it difficult to forecast our short-term production requirements to meet that demand, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margins and earnings.

        We make significant decisions regarding the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. We do not have long-term purchase agreements with our customers. Instead, our customers often place purchase orders no more than two weeks in advance of their desired delivery date, and these purchase orders generally have no cancellation or rescheduling penalty provisions. The short-term nature of commitments by many of our customers, the fact that our customers may cancel or defer purchase orders for any reason, and the possibility of unexpected changes in demand for our customers' products each reduce our ability to accurately estimate future customer requirements for our products. This fact, combined with the quick turn-around times that apply to each order, makes it difficult to forecast our production needs and allocate production capacity efficiently. We attempt to forecast the demand for the DRAM ICs, NAND, and other components needed to manufacture our products. Lead times for components vary significantly and depend on various factors, such as the specific supplier and the demand and supply for a component at a given time.

        Our production expense and component purchase levels are based in part on our forecasts of our customers' future product requirements and to a large extent are fixed in the short term. As a result, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in those orders. If we overestimate customer demand, we may have excess raw material inventory of DRAM ICs and NAND. If there is a subsequent decline in the prices of DRAM ICs or NAND, the value of our inventory will fall. As a result, we may need to write-down the value of our DRAM IC or NAND inventory, which may result in a significant decrease in our gross margin and financial condition. Also, to the extent that we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our finished goods inventory. In the past, we have had to write-down inventory due to obsolescence, excess quantities and declines in market value below our costs. Any significant shortfall of customer orders in relation to our expectations could hurt our operating results, cash flows and financial condition.

        Also, any rapid increases in production required by our customers could strain our resources and reduce our margins. If we underestimate customer demand, we may not have sufficient inventory of DRAM ICs and NAND on hand to manufacture enough product to meet that demand. We also may not have sufficient manufacturing capacity at any given time to meet our customers' demands for rapid increases in production. These shortages of inventory and capacity will lead to delays in the delivery of our products, and we could forego sales opportunities, lose market share and damage our customer relationships.

Declines in our average sales prices, driven by volatile prices for DRAM ICs and NAND, among other factors, may result in declines in our revenues and gross profit.

        Our industry is competitive and historically has been characterized by declines in average sales price, based in part on the market price of DRAM ICs and NAND, which have historically constituted a substantial portion of the total cost of our memory subsystems. Our average sales prices may decline due to several factors, including overcapacity in the worldwide supply of DRAM and NAND memory components as a result of worldwide economic conditions, increased manufacturing efficiencies, implementation of new manufacturing processes and expansion of manufacturing capacity by component suppliers.

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

        In addition, since a large percentage of our sales are to a small number of customers that are primarily distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. If not offset by increases in volume of sales or the sales of newly-developed products with higher margins, decreases in average sales prices would likely have a material adverse effect on our business and operating results.

We use a small number of DRAM IC and NAND suppliers and are subject to risks of disruption in the supply of DRAM ICs and NAND.

        Our ability to fulfill customer orders is dependent on a sufficient supply of DRAM ICs and NAND, which are essential components of our memory subsystems. There are a relatively small number of suppliers of DRAM ICs and NAND, and we purchase from only a subset of these suppliers. We have no long-term DRAM or NAND supply contracts. Our dependence on a small number of suppliers and the lack of any guaranteed sources of DRAM and NAND supply expose us to several risks, including the inability to obtain an adequate supply of DRAM ICs and NAND, price increases, delivery delays and poor quality.

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

A prolonged disruption of our manufacturing facility could have a material adverse effect on our business, financial condition and results of operations.

        We maintain a manufacturing facility in the PRC for producing most of our products, which allows us to utilize our materials and processes, protect our intellectual property and develop the technology for manufacturing. A prolonged disruption or material malfunction of, interruption in or the loss of operations at our manufacturing facility, or the failure to maintain sufficient labor force at such facility, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. The replacement of the manufacturing facility could take an extended amount of time before manufacturing operations could restart. The potential delays and costs resulting from these steps could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to manufacture our products efficiently, our operating results could suffer.

        We must continuously review and improve our manufacturing processes in an effort to maintain satisfactory manufacturing yields and product performance, to lower our costs and to otherwise remain competitive. As we manufacture more complex products, the risk of encountering delays or difficulties increases. The start-up costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment, and any resulting manufacturing delays and inefficiencies, could negatively impact our results of operations.

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

We depend on third-parties to design and manufacture custom components for some of our products.

        Significant customized components, such as ASICs, that are used in some of our products are designed and manufactured by third parties. The ability and willingness of such third parties to perform in accordance with their agreements with us is largely outside of our control. If one or more of our design or manufacturing partners fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market or deliver products to our customers, as well as our reputation, could suffer. In the event of any such failures, we may have no readily available alternative source of supply for such products, since, in our experience, the lead time needed to establish a relationship with a new design and/or manufacturing partner is at least 12 months, and the estimated time for our OEM customers to re-qualify our product with components from a new vendor ranges from four to nine months. We cannot assure you that we can redesign, or cause to have redesigned, our customized components to be manufactured by a new manufacturer in a timely manner, nor can we assure you that we will not infringe on the intellectual property of our current design or manufacture partner when we redesign the custom components, or cause such components to be redesigned by a new manufacturer. A manufacturing disruption experienced by our manufacturing partners, the failure of our manufacturing partners to dedicate adequate resources to the production of our products, the financial instability of our manufacturing or design partners, or any other failure of our design or manufacturing partners to perform according to their agreements with us, would have a material adverse effect on our business, financial condition and results of operations.

        We have many other risks due to our dependence on third-party manufacturers, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on products supplied to us; and potential misappropriation of our intellectual property. We are dependent on our manufacturing partners to manufacture products with acceptable quality and manufacturing yields, to deliver those products to us on a timely basis and to allocate a portion of their manufacturing capacity sufficient to meet our needs. Although our products are designed using the process design rules of the particular manufacturers, we cannot assure you that our manufacturing partners will be able to achieve or maintain acceptable yields or deliver sufficient quantities of components on a timely basis or at an acceptable cost. Additionally, we cannot assure you that our manufacturing partners will continue to devote adequate resources to produce our products or continue to advance the process design technologies on which the manufacturing of our products are based.

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

If our products are defective or are used in defective systems, we may be subject to warranty, product recalls or product liability claims.

        If our products are defectively manufactured, contain defective components or are used in defective or malfunctioning systems, we could be subject to warranty and product liability claims and product recalls, safety alerts or advisory notices. While we have product liability insurance coverage, it may not be adequate to satisfy claims made against us. We also may be unable to obtain insurance in the future at satisfactory rates or in adequate amounts. Warranty and product liability claims or product recalls, regardless of their ultimate outcome, could have an adverse effect on our business, financial condition and reputation, and on our ability to attract and retain customers. In addition, we may determine that it is in our best interest to accept product returns in circumstances where we are not contractually obligated to do so in order to maintain good relations with our customers. Accepting product returns may negatively impact our operating results.

If we fail to protect our proprietary rights, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results.

        We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. To date we have had only fourteen patents issued. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

We are involved in and expect to continue to be involved in costly legal proceedings to defend against claims that we infringe the intellectual property rights of others or to enforce or protect our intellectual property rights.

        As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. Lawsuits claiming that we are infringing others' intellectual property rights may be brought against us, and we may have to defend against claims of infringement or invalidity. We currently plan to explore new technologies and to develop new products for our existing markets, such as communications, and for new markets, such as networking. By making use of these new technologies and entering these new markets there is an increased likelihood that others might allege that our products infringe on their intellectual property rights. Litigation is inherently uncertain, and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. An adverse outcome also could force us to take specific actions, including causing us to:

  •
  cease manufacturing and/or selling products, or using certain processes, that are claimed to be infringing a third party's intellectual property;

  •
  pay damages (which in some instances may be three times actual damages), including royalties on past or future sales;

  •
  seek a license from the third party intellectual property owner to use their technology in our products, which license may not be available on reasonable terms, or at all; or

  •
  redesign those products that are claimed to be infringing a third party's intellectual property.

        If any adverse ruling in any such matter occurs, any resulting limitations in our ability to market our products, or delays and costs associated with redesigning our products or payments of license fees to third parties, or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations.

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

        Any litigation, regardless of its outcome, would be time consuming and costly to resolve, divert our management's time and attention and negatively impact our results of operations. We cannot assure you that current or future infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect our business, financial condition or results of operations.

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

        We are also developing products to enter new markets. Similar to our current products, we may use components in these new products that contain the intellectual property of third parties. While we plan to exercise precautions to avoid infringing on the intellectual property rights of third parties, we cannot assure you that disputes will not arise.

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

        The flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, are transitioning to emerging flash memory formats, such as the Memory Stick, and xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. Although we do not currently serve the consumer flash market, it is possible that certain OEMs may choose to adopt these higher-volume, lower-cost formats. This could result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash, SD and embedded USB drives. If we decide to manufacture flash memory products utilizing emerging formats such as those mentioned, we will be required to secure licenses to give us the right to manufacture such products that may not be available at reasonable rates or at all. If we are not able to supply flash card formats at competitive prices or if we were to have product shortages, our net sales could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

Our indemnification obligations for the infringement by our products of the intellectual property rights of others could require us to pay substantial damages.

        As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys' fees. Our insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We may periodically have to respond to claims and litigate these types of indemnification obligations. Although our suppliers may bear responsibility for the intellectual property inherent in the components they sell to us, they may lack the financial ability to stand behind such indemnities. Additionally, it may be costly to enforce any indemnifications that they have granted to us. Accordingly, any indemnification claims by customers could require us to incur significant legal fees and could potentially result in the payment of substantial damages, both of which could result in a material adverse effect on our business and results of operations.

We depend on a few key employees, and if we lose the services of any of those employees or are unable to hire additional personnel, our business could be harmed.

        To date, we have been highly dependent on the experience, relationships and technical knowledge of certain key employees. We believe that our future success will be dependent on our ability to retain the services of these key employees, develop their successors, reduce our reliance on them, and properly manage the transition of their roles should departures occur.

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

We rely on third-party manufacturers' representatives and the failure of these manufacturers' representatives to perform as expected could reduce our future sales.

        We sell some of our products to customers through manufacturers' representatives. We are unable to predict the extent to which our manufacturers' representatives will be successful in marketing and selling our products. Moreover, many of our manufacturers' representatives also market and sell competing products. Our representatives may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional manufacturers' representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current manufacturers' representatives or recruit additional or replacement manufacturers' representatives, our sales and operating results will be harmed.

The establishment and ongoing operation of our manufacturing facility in the PRC could expose us to new and significant risks.

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

        In the future, some of our net sales may be denominated in Chinese Renminbi ("RMB"). The Chinese government controls the procedures by which RMB is converted into other currencies, and conversion of RMB generally requires government consent. As a result, RMB may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures, or imposes restrictions on currency conversion, those actions may negatively impact our operations and could reduce our operating results. In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. These fluctuations may also adversely affect the comparability of our period-to-period results. If we decide to declare dividends and repatriate funds from our Chinese operations, we will be required to comply with the procedures and regulations of applicable Chinese law. Any changes to these procedures and regulations, or our failure to comply with those procedures and regulations, could prevent us from making dividends and repatriating funds from our Chinese operations, which could adversely affect our financial condition. If we are able to make dividends and repatriate funds from our Chinese operations, these dividends would be subject to U.S. corporate income tax.

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

        Part of our growth strategy involves making sales to foreign corporations and delivering our products to facilities located in foreign countries. To facilitate this process and to meet the long-term projected demand for our products, we have set up a manufacturing facility in the PRC. Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations. We have begun operating in business and regulatory environments in which we have little or no previous experience. We will need to overcome language and cultural barriers to effectively conduct our operations in these environments. In addition, the economies of the PRC and other countries have been highly volatile in the past, resulting in significant fluctuations in local currencies and other instabilities. These instabilities affect a number of our customers and suppliers in addition to our foreign operations and continue to exist or may occur again in the future. International turmoil and the threat of future terrorist attacks, both domestically and internationally, have contributed to an uncertain political and economic climate, both in the U.S. and globally, and have negatively impacted the worldwide economy. The occurrence of one or more of these instabilities could adversely affect our foreign operations and some of our customers or suppliers, each of which could adversely affect our net sales. In addition, our failure to meet applicable regulatory requirements or overcome cultural barriers could result in production delays and increased turn-around times, which would adversely affect our business.

        Our international sales are subject to other risks, including regulatory risks, tariffs and other trade barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, difficulties in managing distributors, lack of a significant local sales presence, difficulties in obtaining governmental approvals, compliance with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. In addition, the United States or foreign countries may implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products, leading to a reduction in sales and profitability in that country.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404, require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year. Section 404 will also require our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting beginning in fiscal 2010. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

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

        We have in the past expanded our operations, both domestically and internationally. Any future growth may strain our resources, management information and telecommunication systems, and operational and financial controls. To manage future growth effectively, including the expansion of volume in our manufacturing facility in the PRC, we must be able to improve and expand our systems and controls. We may not be able to do this in a timely or cost-effective manner, and our current systems and controls may not be adequate to support our future operations. In addition, our officers have relatively limited experience in managing a rapidly growing business or a public company. As a result, they may not be able to provide the guidance necessary to manage future growth or maintain future market position. Any failure to manage our growth or improve or expand our existing systems and controls, or unexpected difficulties in doing so, could harm our business.

If we acquire other businesses or technologies in the future, these acquisitions could disrupt our business and harm our operating results and financial condition.

        We will evaluate opportunities to acquire businesses or technologies that might complement our current product offerings or enhance our technical capabilities. We have no experience in acquiring other businesses or technologies. Acquisitions entail a number of risks that could adversely affect our business and operating results, including, but not limited to:

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

Incurring indebtedness could adversely affect our cash flow and prevent us from fulfilling our financial obligations.

        On October 31, 2009, we entered into a credit agreement for a revolving credit facility. As of January 2, 2010, we do not have outstanding any indebtedness under this credit facility; however, we may incur debt which could have material consequences, such as:

  •
  requiring us to dedicate a portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, and other cash requirements;

  •
  increasing our vulnerability to adverse economic and industry conditions;

  •
  limiting our flexibility in planning for, or reacting to, changes and opportunities in, our business and industry, which may place us at a competitive disadvantage; and

  •
  limiting our ability to incur additional debt on acceptable terms, if at all.

        Additionally, if we are unable to maintain liquidity levels, as defined in the credit agreement, or if we were to default under our credit agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate. In the case of a default, the lenders could accelerate our obligations under the credit agreement; however, acceleration will be automatic in the case of bankruptcy and insolvency events of default.

        Additionally, to the extent we have made intercompany loans to our subsidiaries and have pledged such loans to the lenders under the credit agreement, our subsidiaries would be required to pay the amount of the intercompany loans to the lenders in the event we are in default under the credit agreement. Any actions taken by the lenders against us in the event we are in default under the credit agreement could harm our financial condition. Finally, the credit facility contains certain restrictive covenants, including provisions restricting our ability to incur additional indebtedness, guarantee certain obligations, create or assume liens and pay dividends.

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

Risks related to our common stock

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

        As of January 2, 2010, our executive officers, directors and 5% stockholders beneficially own, in total, approximately 49% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation and bylaws, and of Delaware law, could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.

The price of and volume in trading of our common stock has and may continue to fluctuate significantly.

        Our common stock has been publicly traded since November 2006. The price of our common stock and the trading volume of our shares are volatile and have in the past fluctuated significantly. There can be no assurance as to the prices at which our common stock will trade in the future or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including but not limited to, the following:

  •
  our operating and financial performance and prospects, including our ability to achieve and sustain profitability in the future;

  •
  investor perception of us and the industry in which we operate;

  •
  the availability and level of research coverage of and market making in our common stock;

  •
  changes in earnings estimates or buy/sell recommendations by analysts;

  •
  general financial and other market conditions; and

  •
  changing and recently volatile domestic and international economic conditions.

        In addition, shares of our common stock and the public stock markets in general, have experienced, and may continue to experience, extreme price and trading volume volatility. These fluctuations may adversely affect the market price of our common stock and a shareholders ability to sell their shares into the market at the desired time or at the desired price.

        In 2007, following a drop in the price of our stock, securities litigation was initiated against the company. Given the historic volatility of our industry, we may become engaged in this type of litigation in the future. Securities litigation is expensive and time-consuming.

Failure to comply with NASDAQ's Listing Rules could potentially subject us to delisting from the NASDAQ Global Market.

        If our common stock trades below $1.00 per share for 30 consecutive trading days or if we otherwise do not meet the requirements for continued quotation on the NASDAQ Global Market (NASDAQ), such as those regarding corporate governance, our common stock could be delisted which would adversely affect the ability of investors to sell shares of our common stock and could otherwise adversely affect our business. During our fiscal year 2009, we were not in compliance with certain NASDAQ listing standards related to the closing bid price of our common stock and our corporate governance. While we have since come into compliance with the NASDAQ listing standards, there is no assurance that we will maintain compliance with the NASDAQ listing standards in the near future.

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

        Our corporate headquarters is located in approximately 28,700 square feet of space in Irvine, California, under a lease that expires in June 2011. We continue to lease approximately 8,500 square feet of space in Irvine, California that previously housed our manufacturing facility which we are currently subleasing to another tenant. This lease expires in November 2010. We also currently lease approximately 43,600 square feet of space for our manufacturing facility in the PRC. This lease expires March 2012. In addition, we lease offices on a monthly basis in corporate office centers located in Taiwan and Houston, Texas.

        We believe that our current facilities are adequate for our current and expected operations for the next twelve months and that additional space can be obtained if needed.

Item 3.    Legal Proceedings

        The information set forth in the sections entitled Federal Securities Class Action, California Derivative Action, Patent Claims and Trade Secret Claim under Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders in the three months ended January 2, 2010.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on The NASDAQ Global Market under the trading symbol "NLST" on November 30, 2006, and was not publicly traded prior to that date. The following table sets forth the high and low sale prices for our common stock on the NASDAQ Global Market for the periods indicated:

	High	Low
Year Ended January 2, 2010
Fourth Quarter	$7.98	$0.58
Third Quarter	0.79	0.30
Second Quarter	0.53	0.16
First Quarter	0.35	0.11
Year Ended January 3, 2009
Fourth Quarter	$1.10	$0.24
Third Quarter	2.08	0.88
Second Quarter	1.78	1.20
First Quarter	2.23	1.20

        As of February 15, 2010, there were approximately 16 holders of record of our common shares.

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

Issuer Purchases of Equity Securities

        During the three months ended January 2, 2010, we did not make any purchases of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

        Our board of directors and stockholders have previously approved our Amended and Restated 2000 Equity Incentive Plan and our 2006 Equity Incentive Plan. Except as listed in the table below, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of January 2, 2010 with respect to shares of our common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,198,584		$2.39	500,500	(1)
Equity compensation plans not approved by security holders	118,000	(2)	$2.89	—

Total	4,316,584		$2.41	500,500

(1)
Subject to certain adjustments, beginning January 1, 2010, we currently are able to issue a maximum of 2,500,000 shares of common stock pursuant to awards granted under our 2006 Equity Incentive Plan. That maximum number will automatically increase on the first day of each calendar year by the lesser of (i) 500,000 shares and (ii) such smaller number of shares as may be determined by our board of directors prior to that date.

(2)
Consists of:

(i)
18,000 warrants to purchase shares of our common stock issued to non-employees for services rendered. As of January 3, 2009, all warrants were fully vested and exercisable.

(ii)
50,000 options to purchase shares of our common stock issued to our Director of Business Development in connection with his hiring in June 2009. The options vest over a period of 4 years at an exercise price of $0.35 per share and contain a contractual term of 10 years from the date of grant.

(iii)
50,000 options to purchase shares of our common stock issued to our Director of Applications in connection with his hiring in November 2009. The options vest over a period of 4 years at an exercise price of $6.03 per share and contain a contractual term of 10 years from the date of grant.

  See Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of the Report, for additional information on equity compensation plans.

Recent Sales of Unregistered Securities

        During the three months ended January 2, 2010, we did not sell any unregistered securities.

Item 6.    Selected Consolidated Financial Data

        As a Smaller Reporting Company, we are not required to make any disclosure pursuant to this Item 6.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, estimates and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements and the events anticipated in the forward-looking statements may not actually occur. Factors that could cause or contribute to the differences are discussed in "Risk Factors" and elsewhere in this Form 10-K. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by law.

Overview

        We design, manufacture and sell high performance memory subsystems for the server, high performance computing and communications markets. Our memory subsystems consist of either DRAM ICs or NAND flash memory and other components assembled on a PCB.

        We engage with our OEM customers from the earliest stages of new product definition, which provides us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver custom memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit. Our custom memory subsystems typically deliver performance beyond the industry standards established by the JEDEC.

        Due to their importance to overall system architecture and performance, our products must undergo lengthy qualification reviews by our OEM customers, which may last up to six months or more. In addition, in order to establish large OEM customers, we have typically been required to demonstrate our ability to meet strict standards for quality, customer service and turnaround time by first supplying less complex products into a limited range of high volume applications. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell and Arrow Electronics represented approximately 53% and 13%, respectively, of our net sales in 2009. Dell and Hewlett Packard represented approximately 58% and 32%, respectively, of our net sales in 2008. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to EMSs, for incorporation into products manufactured exclusively for the OEM customer. These net sales to EMSs have historically fluctuated period by period as a portion of the total net sales to these OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name Foxconn that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 76% of our net sales to Dell for fiscal 2009 and approximately 11% of our net sales to Dell for fiscal 2008.

Key Business Metrics

        The following describes certain line items in our consolidated statements of operations that are important to management's assessment of our financial performance:

        Net Sales.    Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs and NAND. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers' international manufacturing sites. All of our sales to date, however, are denominated in United States ("U.S.") dollars. We also sell excess component inventory of DRAM ICs and NAND to distributors and other users of memory ICs. As compared to previous years, component inventory sales remain a relatively small percentage of net sales as a result of our efforts to diversify both our customer and product line bases. This diversification effort has also allowed us to use components in a wider range of memory subsystems. We expect that component inventory sales will continue to represent a minimal portion of our net sales in future periods.

        Cost of Sales.    Our cost of sales includes the cost of materials, manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation, and occupancy costs and other allocated fixed costs. The DRAM ICs and NAND incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs and NAND. We attempt to pass through such DRAM IC and NAND flash memory cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs and NAND, which affects gross margins. The gross margin on our sales of excess component DRAM IC and NAND inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, a decrease in DRAM IC and NAND inventory sales as a percentage of our overall sales could result in an improved overall gross margin. We assess the valuation of our inventories on a monthly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or net realizable value.

        Research and Development.    Research and development expense consists primarily of employee and independent contractor compensation and related costs, stock-based compensation, non-recurring engineering fees, computer-aided design software licenses, reference design development costs, patent filing and protection legal fees, depreciation or rental of evaluation equipment, and occupancy and other allocated overhead costs. Also included in research and development expense are the costs of material and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process. Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them. All research and development costs are expensed as incurred. We anticipate that research and development expenditures will increase in future periods as we seek to expand new product opportunities, increase our activities related to new and emerging markets and continue to develop additional proprietary technologies.

        Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling effort is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. As we continue to service existing and establish new customers, we anticipate that our sales and marketing expenses will increase. Beginning in fiscal 2010, we will be subject to attestation services requirements with respect to our internal control over financial reporting, the result of which will increase legal and accounting expenses in future periods.

        Provision (Benefit) for Income Taxes.    The federal statutory rate was 35% for fiscal 2009 and 2008. Our effective tax rate differed from the 35% statutory rate in fiscal 2008 primarily due to the establishment of a full valuation allowance against net deferred tax assets which caused us to record a provision for income taxes. In fiscal 2009, we continued to provide a full valuation allowance against net deferred tax assets, and accordingly, did not recognize an income tax benefit related to losses incurred. At January 2, 2010 and January 3, 2009, we had unrecognized tax benefits of approximately $0.1 million and $0.6 million, respectively. We reduced its unrecognized tax benefits by approximately $0.5 million during fiscal 2009 as a result of a lapse in a federal statute of limitations, resulting in an income tax benefit. Our provision (benefit) for income taxes is further discussed in Note 8 to the Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

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

        Revenue Recognition.    We recognize revenues in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605. Accordingly, we recognize revenues when there is persuasive evidence that an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

        Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. We offer a standard product warranty to our customers and have no other post-shipment obligations. While these sales returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience similar sales return rates in the future. Any significant increase in product return rates could have a material adverse effect on our operating results for the period or periods in which such returns materialize. We assess collectibility based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer's payment history.

        Historically, a portion of our shipments were made to third party inventory warehouses, or hubs, and we recognized revenue when the inventory was pulled from the hub for use in production by the customer. We received a report from the customer on a daily basis indicating the inventories pulled from a hub for use by the customer, and performed a daily reconciliation of inventories shipped to and pulled by the customer to those inventories reflected on the customer's reports to ensure that sales were recognized in the appropriate periods.

        All amounts billed to customers related to shipping and handling are classified as net sales, while all costs incurred by us for shipping and handling are classified as cost of sales.

        Fair Value of Financial Instruments.    Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments. Other than for certain investments in auction rate securities (see Note 4 to the Consolidated Financial Statements included in Part IV, Item 15 of this Report), the fair value of our cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets, or Level 1 Inputs. We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

        Allowance for Doubtful Accounts.    We perform credit evaluations of our customers' financial condition and limit the amount of credit extended to our customers as deemed necessary, but generally require no collateral. We evaluate the collectibility of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount that we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based primarily on the length of time the receivables are past due, the current business environment and its historical experience. Generally, our credit losses have been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience credit loss rates similar to those we have experienced in the past.

        Our accounts receivable are highly concentrated among a small number of customers, and a significant change in the liquidity or financial position of one of these customers could have a material adverse effect on the collectability of our accounts receivable, our liquidity and our future operating results.

        Inventories.    We value our inventories at the lower of the actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, we evaluate ending inventory quantities on hand and record a provision for excess quantities and obsolescence. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. In addition, we consider changes in the market value of DRAM ICs and NAND in determining the net realizable value of our raw material inventory. Once established, any write downs are considered permanent adjustments to the cost basis of our excess or obsolete inventories.

        A significant decrease in demand for our products could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross profit at the time such inventories are sold. In addition, should the market value of DRAM ICs or NAND decrease significantly, we may be required to lower our selling prices to reflect the lower current cost of our raw materials. If such price decreases reduce the net realizable value of our inventories to less than our cost, we would be required to recognize additional expense in our cost of sales in the same period. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, technological developments or the market value of DRAM ICs or NAND could have a material effect on the value of our inventories and our reported operating results.

        Impairment of Long-Lived Assets.    We evaluate the recoverability of the carrying value of long-lived assets held and used in our operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows.

        Warranty Reserve.    We offer product warranties generally ranging from one to three years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. Warranties are not offered on sales of excess inventory. Our estimates for warranty-related costs are recorded at the time of sale based on historical and estimated future product return rates and expected repair or replacement costs. While such costs have historically been within our expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on us, requiring additional warranty reserves, and adversely affecting our gross profit and gross margins.

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

        In accordance with ASC Topic 718, employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Given that stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated average forfeiture rates are based on historical forfeiture experience and estimated future forfeitures.

        The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of our common stock option awards. The expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option. This calculation is based on the safe harbor method permitted by the SEC in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available. Prior to fiscal 2009, the expected volatility was based on the historical volatilities of the common stock of comparable publicly traded companies based on our belief that we had limited historical data regarding the volatility of our stock price on which to base a meaningful estimate of expected volatility. Beginning in fiscal 2009, the expected volatility is based on the historical volatility of our common stock. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on our history and our expectations regarding dividend payouts. We evaluate the assumptions used to value our common stock option awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in prior periods. Compensation expense for awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award.

        If there are any modifications or cancellations of the underlying vested or unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense, or record additional expense for vested stock-based awards. Future stock-based compensation expense and unearned stock-based compensation may increase to the extent that we grant additional common stock options or other stock-based awards.

        Income Taxes.    Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Because we operated at a loss for an extended period of time, we were required to record a valuation allowance against all of our deferred tax assets in fiscal 2008, and have not recognized tax deferred tax assets related to losses incurred in fiscal 2009. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record an income tax benefit or a reduction to income tax expense in the period of such realization.

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

Results of Operations

        The following table sets forth our consolidated statements of operations as a percentage of net sales for the years indicated:

	Year Ended
	January 2, 2010	January 3, 2009
Net sales	100%	100%
Cost of sales	84	89

Gross profit	16	11

Operating expenses:
Research and development	44	10
Selling, general and administrative	44	19

Total operating expenses	88	29

Operating loss	(72)	(18)

Other income (expense):
Interest income, net	—	—
Other income (expense), net	—	—

Total other income, net	—	—
Loss before provision (benefit) for income taxes	(72)	(18)
Provision (benefit) for income taxes	(2)	5

Net loss	(70)%	(23)%

Year Ended January 2, 2010 Compared to the Year Ended January 3, 2009

  Net Sales, Cost of Sales and Gross Profit.

        The following table presents net sales, cost of sales and gross profit for the fiscal years ended January 2, 2010 and January 3, 2009 (in thousands, except percentages):

	Year Ended
	January 2, 2010	January 3, 2009	Decrease	% Change
Net sales	$18,479	$67,011	$(48,532)	(72)%
Cost of sales	15,522	59,460	(43,938)	(74)%

Gross profit	$2,957	$7,551	$(4,594)	(61)%

Gross margin	16.0%	11.3%	4.7%

        Net Sales.    The overall decrease in our net sales was primarily driven by a sharp reduction in demand from our current customer base, due to the commoditization and end of life cycle of some of our current product offerings. We continue to transition to a new business strategy focused on the development of high-margin subsystems based on custom logic devices.

        The decrease in net sales for the fiscal year ended January 2, 2010, as compared to the fiscal year ended January 3, 2009, resulted primarily from decreases of approximately (i) $29.2 million in net sales of certain high density memory modules for the server market and related applications as a result of our OEM customers' transition from DDR2 FBDIMMS to next generation DDR3 RDIMMS, and (ii) $23.1 million in net sales of SODIMM subsystems used in laptop personal computers as a result of component standardization and competition from DRAM suppliers. These decreases were offset by an increase of $2.3 million in net sales of RDIMMS used in RAID controller subsystems. Throughout fiscal 2008 and the first half of fiscal 2009, we experienced relatively flat sales in RAID component sales as Dell transitioned to its next generation of servers, however, this trend reversed in the latter half of fiscal 2009, in correlation with Dell's product launch.

        Sales of our component inventory to distributors and other users of memory ICs represented approximately 4% and 1% of net sales for the fiscal years ended January 3, 2010 and January 2, 2009, respectively. As compared to the previous year, component inventory sales increased as we purchased inventory for a sale that we did not fulfill.

        Gross Profit and Gross Margin.    Gross profit for the fiscal year ended January 2, 2010 as compared to the year ended January 3, 2009 decreased primarily due to the 72% decrease in net sales between the comparative periods. The 5% increase in gross margin for the fiscal year ended January 2, 2010, as compared to the fiscal year ended January 3, 2009, was mainly due to the reduction in sales of commoditized laptop memory products in fiscal 2009 compared with fiscal 2008 and a weighting of our product mix toward higher margin products, such as those used in RAID controller subsystems. Gross margin improvements were also a result of improved conditions in the DRAM market. These gross margin improvements were offset by an inability to absorb manufacturing costs caused by the significant drop in units manufactured and sold during fiscal 2009.

  Research and Development.

        The following table presents research and development expenses for the fiscal years ended January 2, 2010 and January 3, 2009 (in thousands, except percentages):

	Year Ended
	January 2, 2010	January 3, 2009	Increase	% Change
Research and development	$8,083	$6,871	$1,212	18%

        The increase in research and development expense for the fiscal year ended January 2, 2010, as compared to the fiscal year ended January 3, 2009, resulted primarily from increases of approximately (i) $1.4 million in outside engineering costs for new products under development and (ii) $1.0 million in legal and professional fees as we continue to increase patent filing and protection activities related to new and emerging markets. These increases were offset by a decrease of approximately $1.2 million in expenses related to in-house product qualification builds and testing as we focused our efforts on product development during the year.

  Selling, General and Administrative.

        The following table presents selling, general and administrative expenses for the fiscal years ended January 2, 2010 and January 3, 2009 (in thousands, except percentages):

	Year Ended
	January 2, 2010	January 3, 2009	Decrease	% Change
Selling, general and administrative	$8,303	$12,929	$(4,626)	(36)%

        The decrease in selling, general and administrative expense in the fiscal year ended January 2, 2010, as compared to the fiscal year ended January 3, 2009, resulted primarily from decreases of approximately (i) $2.8 million in personnel-related expenses, including overhead allocations, resulting from a 51% decrease in head count, (ii) $0.6 million in product qualification expense and related travel costs while we shifted our focus to the development of new products that were not yet available for OEM customer qualification during fiscal 2009, (iii) $0.4 million in legal and professional fees, (iv) $0.3 million in commission expenses and (v) $0.5 million in bad debt expense and equipment writeoffs.

  Other Income, Net.

        The following table presents other income (expense) for the fiscal years ended January 2, 2010 and January 3, 2009 (in thousands, except percentages):

	Year Ended
	January 2, 2010	January 3, 2009	Increase (Decrease)	% Change
Interest income, net	$79	$473	$(394)	(83)%
Other income (expense), net	25	(137)	162	(118)%

Total other income, net	$104	$336	$(232)	(69)%

        Net interest income for the fiscal year ended January 2, 2010 was comprised of interest income of approximately $0.2 million, partially offset by interest expense of approximately $0.08 million. Net interest income for the fiscal year ended January 3, 2009 was comprised of interest income of approximately $0.7 million, partially offset by interest expense of approximately $0.3 million. The decrease in interest income in the fiscal year ended January 2, 2010, as compared to the fiscal year ended January 3, 2009, was due to a combination of our lower overall cash and investment balances and the decrease in the yield earned on those balances due to lower interest rates. The decrease in interest expense during fiscal 2009, as compared to fiscal 2008, resulted primarily from our lower average outstanding balances on our line of credit and debt balances during fiscal 2009.

        Other expense, net, primarily includes gains and losses on foreign currency transactions and on dispositions of property and equipment in fiscal 2009 and 2008.

  Provision (Benefit) for Income Taxes.

        The following table presents the provision (benefit) for income taxes for the fiscal years ended January 2, 2010 and January 3, 2009 (in thousands, except percentages):

	Year Ended
	January 2, 2010	January 3, 2009	Decrease	% Change
Provision (benefit) for income taxes	$(412)	$3,301	$(3,713)	(112)%

        The federal statutory rate was 35% for fiscal 2009 and 2008. In fiscal 2008, our effective tax rate differed from the 35% statutory rate primarily due to the establishment of a valuation allowance against our net deferred tax assets, as further discussed in Note 8 to the Consolidated Financial Statements included in Part IV, Item 15 of this Report. We continued to provide a full valuation allowance against our net deferred tax assets generated in fiscal 2009, consisting primarily of net operating loss carryforwards.

        Included in the unrecognized tax benefits at January 2, 2010 and January 3, 2009 was approximately $0.1 million and $0.6 million, respectively, of tax positions that, if recognized, would affect our annual effective tax rate. We reduced our unrecognized tax benefits by approximately $0.5 million during fiscal 2009 as a result of a lapse in a federal statute of limitations, resulting in an income tax benefit.

        In fiscal 2008, we began operating under tax holidays in the PRC, which are effective from January 2008 through December 2012. Since we operated at a loss in the PRC in fiscal 2009 and 2008, we did not realize any benefit attributable to the tax holidays.

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

  Working Capital and Cash and Marketable Securities.

        The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	January 2, 2010	January 3, 2009
Working capital	$13,379	$22,339

Cash and cash equivalents(1)	$9,942	$15,214
Short-term marketable securities(1)	3,949	5,199
Long-term marketable securities	941	960

	$14,832	$21,373

(1)
Included in working capital

        Our working capital decreased in the fiscal year ended January 2, 2010 primarily as a result of a decrease in cash and short-term investments in marketable securities of $6.5 million and income tax receivable of $1.8 million used to support operations.

  Cash Provided and Used in the Fiscal Years Ended January 2, 2010 and January 3, 2009.

        The following table summarizes our cash flows for the periods indicated:

	Year Ended
	January 2, 2010	January 3, 2009
Net cash provided by (used in):
Operating activities	$(6,623)	$(2,370)
Investing activities	1,440	16,051
Financing activities	(89)	(5,649)

Net increase (decrease) in cash and cash equivalents	$(5,272)	$8,032

        Operating Activities.    Net cash used in operating activities for the fiscal year ended January 2, 2010 was primarily the result of a net loss of approximately $12.9 million offset by (i) approximately $3.6 million in net non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation and (ii) approximately $2.7 million in net cash provided by changes in operating assets and liabilities, primarily income taxes receivable and accounts payable.

        Despite relatively flat sales in the last quarter of 2009 compared with 2008, accounts receivable increased approximately $2.4 million at January 2, 2010 compared with January 3, 2009, primarily as a result of the timing of sales within the last quarter of each fiscal year. During fiscal 2009, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

        Inventories decreased approximately $0.4 million during fiscal 2009 primarily as a result of the overall decline in our net sales during the year. In the future, our inventory levels will continue to be determined based on, among other factors, the level of customer orders received and overall demand as well as the stage at which our products are in their respective life cycles and competitive situations in the marketplace. We make efforts to balance such considerations against the risk of obsolescence or potentially excess inventory levels.

        Accounts payable increased approximately $2.1 million during fiscal 2009 primarily as a result of spending on legal and consulting services in support of our new product development and stringent cash management.

        Net cash used in operating activities for the fiscal year ended January 3, 2009 was primarily the result of a net loss of approximately $15.2 million offset by (i) approximately $8.6 million in net non-cash operating expenses, mainly comprised of depreciation and amortization, provision for bad debts, stock-based compensation, impairment of long-lived assets and deferred income taxes and (ii) approximately $4.2 million in net cash provided by changes in operating assets and liabilities.

        Investing Activities.    Net cash provided by investing activities for the fiscal year ended January 2, 2010 was primarily the result of proceeds from the maturities and sales of marketable securities of approximately $15.2 million, partially offset by purchases of investments in marketable securities of approximately $13.9 million. In fiscal 2009, we continued to invest remaining net proceeds from our initial public offering, in various marketable securities investments in connection with our efforts to both preserve capital as well as achieve competitive returns on our investments.

        Net cash provided by investing activities for the fiscal year ended January 3, 2009 was primarily the result of proceeds from the maturities and sales of marketable securities of approximately $23.6 million, partially offset by purchases of investments in marketable securities of approximately $6.4 million. Our investment strategies were consistent in fiscal 2008 and 2009. We also used approximately $1.2 million in cash primarily to purchase equipment and leasehold improvements related to our new facilities in the PRC and in Irvine, California.

        Financing Activities.    In fiscal 2009, we utilized our line of credit to fund short-term working capital needs through its expiration on August 31, 2009. Net cash used in financing activities for the fiscal year ended January 2, 2010 was the result of $0.6 million in debt repayment, offset by $0.5 million in proceeds from the exercise of options to purchase our common stock.

        Net cash used in financing activities for the fiscal year ended January 3, 2009 was primarily the result of net repayments on our outstanding revolving line of credit of approximately $4.9 million, along with repayments on our long term debt of approximately $0.8 million.

  Capital Resources.

        Our credit facility, which consisted of a revolving line of credit and a non-revolving equipment line of credit, expired on August 31, 2009 and all borrowings were repaid to the bank. Under our previous revolving line of credit, we were able to borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by its bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $1.0 million. Under the equipment line, we were allowed to borrow up to $3.9 million through January 3, 2009. Interest on the credit facility was payable monthly at the greatest of (i) the sum of the prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.

        On October 31, 2009, we entered into a revolving credit agreement with another financial institution. Under the credit agreement, we may borrow up to the lesser of (i) 80% of eligible accounts receivable, minus $1.0 million, or (ii) $5.0 million. The credit agreement contains an overall sublimit of $2.5 million to collateralize our contingent obligations under letters of credit, foreign exchange contracts and cash management services. Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement. This revolving credit agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and profitability. Interest is payable monthly at either (i) prime plus 1.25%, as long as we maintains $8.5 million in revolving credit availability plus unrestricted cash on deposit with the financial institution, or (ii) prime plus 2.25%. The credit agreement matures on October 30, 2010, at which time all advances and interest are due and payable.

        The following table presents details of outstanding borrowings and availability under our lines of credit (in thousands, except percentages):

	January 2, 2010	January 3, 2009
Outstanding borrowings on the line of credit	$—	$—

Outstanding borrowings on the equipment line of credit	$—	$450

Borrowing availability under the line of credit	$—	$1,701

Prime rate	3.25%	3.25%

        Obligations under our current revolving credit agreement are secured by a first priority lien on our tangible and intangible assets. In connection with the revolving credit agreement, we entered into an Intercompany Subordination Agreement, which provided that our subsidiary, Netlist Technology Texas, LP, is an additional obligor on the revolving credit agreement.

        While we expect to maintain compliance with the covenants contained in our revolving credit agreement for the foreseeable future, we have in the past been in violation of one or more covenants included in previously existing credit agreements. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under our new revolving credit agreement, our lender could choose to accelerate payment on all outstanding loan balances and could refuse to fund advances under the line of credit. There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event. If we were not able to secure alternative sources of funding, such acceleration or lack of availability would have a material adverse impact on our financial condition.

        We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases will continue to be a financing alternative that we may pursue in the future.

        In order to become profitable or to achieve and sustain positive cash flows from operations in the future, we must further reduce operating expenses and/or increase our revenues. During fiscal 2009 and 2008, we completed a series of cost reduction actions which we believe have improved our operating cost structure. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on, among other things, increased demand for our memory subsystems and related product offerings, as well as our ability to expand into new and emerging markets. We may not be successful in achieving the necessary revenue growth. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved, on a quarterly or annual basis in the future.

        We believe our existing cash and investment balances, borrowing availability under our bank credit facility, and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, during challenging economic times we may face issues gaining timely access to sufficient credit, which could result in our inability to meet certain of our financial obligations and other related commitments. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. We could be required, or may choose, to seek additional funding through public or private equity offerings or debt financings. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt financings or equity offerings or a combination thereof. These additional funds may not be available on terms acceptable to us, or at all.

  Off-Balance Sheet Arrangements.

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

New Accounting Pronouncements

        In September 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), which amends the revenue guidance under ASC Topic 605, which describes the accounting for multiple element arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective on a prospective basis for our fiscal year 2011, with earlier adoption permitted. We are currently evaluating the adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on our consolidated financial statements.

        In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14"), which excludes tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of ASC Topic 985, which describes the accounting for software revenue recognition. ASU 2009-14 is effective on a prospective basis for our fiscal year 2011 with earlier adoption permitted. We are currently evaluating the impact that ASU 2009-14 will have on our consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures:Improving Disclosures About Fair Value Measurement ("ASU 2010-6"), which affects the disclosures made about recurring and non-recurring fair value measurements. ASU 2010-6 is effective for our fiscal year beginning January 3, 2010, and for annual and interim periods thereafter. We are currently evaluating the impact that ASU 2010-6 will have on our consolidated financial statements.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2010.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In addition, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

        We have adopted a "Code of Business Conduct and Ethics" that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.netlist.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable rules promulgated under the Securities Act or Exchange Act, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)(1)    All financial statements filed as part of this report.

        (a)(2)    Exhibits

3.1	(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2	(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1	(2)	Amended and Restated Credit and Security Agreement, dated as of December 27, 2003, among Netlist, Inc., Netlist Technology Texas, L.P. ("Netlist Texas"), and Wells Fargo Business Credit, Inc. ("Wells Fargo").

10.2	(2)	First Amendment to Amended and Restated Credit and Security Agreement, dated as of June 30, 2004, among Netlist, Inc., Netlist Texas and Wells Fargo.

10.3	(2)	Second Amendment to Credit and Security Agreement and Waiver of Defaults, dated as of December 20, 2005, among Netlist, Inc., Netlist Texas and Wells Fargo.

10.4	(2)	Third Amendment to Amended and Restated Credit and Security Agreement, dated as of February 14, 2006, among Netlist, Inc., Netlist Texas and Wells Fargo.

10.5	(2)	Fourth Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults, dated as of April 18, 2006, among Netlist, Inc., Netlist Texas and Wells Fargo.

10.6	(2)	Fifth Amendment to Amended and Restated Credit and Security Agreement, dated as of July 28, 2006, among Netlist, Inc., Netlist Texas and Wells Fargo.

10.7	(4)	Sixth Amendment to Amended and Restated Credit and Security Agreement, dated as of December 29, 2006.

10.8	(5)	Seventh Amendment to Amended and Restated Credit and Security Agreement, dated effective as of March 21, 2007, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

10.9	(6)	Eighth Amendment to Amended and Restated Credit and Security Agreement, dated effective as of June 29, 2007, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

10.10	(9)	Ninth Amendment to Amended and Restated Credit and Security Agreement, dated as of May 2, 2008, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

10.11	(10)	Tenth Amendment to Amended and Restated Credit and Security Agreement, dated October 30, 2008, by and among Netlist, Inc., a Delaware corporation, Netlist Technology Texas, L.P., a Texas limited partnership, and Wells Fargo Bank, National Association.

10.12	(1)#	Amended and Restated 2000 Equity Incentive Plan of Netlist, Inc.

10.13	(3)	Master Sales and Supply Agreement, dated as of January 1, 2004, between Netlist, Inc. and Netlist Texas.

10.14	(2)	Management Fee Agreement, dated as of January 1, 2004, between Netlist, Inc. and Netlist Texas.

10.15	(2)	Form of Indemnity Agreement for officers and directors.

10.16	(3)#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong.

10.17	(3)#	Form of Performance Incentive Agreement entered into by Netlist, Inc. with each of Christopher Lopes, Jayesh Bhakta and Paik Ki Hong in August 2006.

10.18	(3)#	Form of Amendment to Performance Incentive Agreement entered into by Netlist, Inc. with each of Christopher Lopes, Jayesh Bhakta and Paik Ki Hong in September 2006.

10.19	(1)#	2006 Equity Incentive Plan of Netlist, Inc.

10.20	(5)	Lease (Multi-Tenant; Net), dated April 2, 2007, by and between The Irvine Company LLC, a Delaware limited liability company, and Netlist, Inc., a Delaware corporation.

10.21	(11)	Loan and Security Agreement, dated as of October 31, 2009, between Silicon Valley Bank, a California corporation, and Netlist, Inc., a Delaware corporation; Subordination Agreement, dated as of October 31, 2009, between Silicon Valley Bank, a California corporation, Netlist, Inc., a Delaware corporation, and Netlist Technology Texas, L.P., a Texas limited partnership; Security Agreement entered into as of October 31, 2009 between, Silicon Valley Bank and Netlist Technology Texas LP, a Texas limited partnership; and Intellectual Property Security Agreement entered into as of October 31, 2009 by and between Silicon Valley Bank and NETLIST, INC., a Delaware corporation.

10.22	(12)#	Stock Option Agreement dated December 16, 2009 for options to purchase 50,000 shares of the Registrant's common stock awarded to John Smolka.

10.23	(13)#	Stock Option Agreement dated January 4, 2010 for options to purchase 100,000 shares of the Registrant's common stock awarded to Steve McClure.

10.24	(14)#	Stock Option Agreement dated July 1, 2009 for options to purchase 50,000 shares of the Registrant's common stock awarded to Paul Duran.

21.1	(15)	Subsidiaries of Netlist, Inc.

23	(15)	Consent of KMJ Corbin & Company LLP.

24.1	(15)	Power of Attorney (included on the signature page in this Part IV of this report).

31.1	(15)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	(15)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	(15)	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

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

(11)
Incorporated by reference to exhibit numbers 10.1, 10.2, 10.3 and 10.4 of the current report on Form 8-K of the registrant filed with the Securities and Exchange Commission on November 2, 2009.

(12)
Incorporated by reference to exhibit number 4.3 of the registration statement on Form S-8 of the registrant (No. 333-163991) filed with the Securities and Exchange Commission on December 23, 2009.

(13)
Incorporated by reference to exhibit number 4.3 of the registration statement on Form S-8 of the registrant (No. 333-164261) filed with the Securities and Exchange Commission on January 8, 2010.

(14)
Incorporated by reference to exhibit 4.3 of the registration statement on Form S-8 of the registrant (333-161834) filed with the Securities and Exchange Commission on September 10, 2009.

(15)
Filed herewith.

#
Management contract or compensatory plan or arrangement.

        (b)    Exhibits

          See subsection (a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on this 19th day of February, 2010.

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

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHUN K. HONG Chun K. Hong	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 19, 2010
/s/ GAIL ITOW Gail Itow	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2010
/s/ RICHARD J. CHAR Richard J. Char	Director	February 19, 2010
/s/ NAM KI HONG Nam Ki Hong	Director	February 19, 2010
/s/ THOMAS F. LAGATTA Thomas F. Lagatta	Director	February 19, 2010
/s/ ALAN H. PORTNOY Alan H. Portnoy	Director	February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Netlist, Inc.

        We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the "Company") as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netlist, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ CORBIN & COMPANY LLP
Costa Mesa, California
February 19, 2010

NETLIST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value)

	January 2, 2010	January 3, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,942	$15,214
Investments in marketable securities	3,949	5,199
Accounts receivable, net of allowance for doubtful accounts of $37 (2009) and $88 (2008)	4,273	1,917
Inventories	2,232	1,829
Income taxes receivable	—	1,880
Prepaid expenses and other current assets	854	761

Total current assets	21,250	26,800
Property and equipment, net	4,779	6,939
Long-term investments in marketable securities	941	960
Other assets	221	234

Total assets	$27,191	$34,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,057	$1,786
Accrued payroll and related liabilities	1,706	799
Accrued expenses and other current liabilities	1,231	1,284
Accrued engineering charges	661	—
Current portion of long-term debt	108	474
Current portion of deferred gain on sale and leaseback transaction	108	118

Total current liabilities	7,871	4,461
Long-term debt, net of current portion	51	130
Deferred gain on sale and leaseback transaction, net of current portion	—	108

Total liabilities	7,922	4,699
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value—90,000 shares authorized; 20,111 (2009) and 19,855 (2008) shares issued and outstanding	20	20
Additional paid-in capital	71,332	69,383
Accumulated deficit	(52,026)	(39,113)
Accumulated other comprehensive loss	(57)	(56)

Total stockholders' equity	19,269	30,234

Total liabilities and stockholders' equity	$27,191	$34,933

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	January 2, 2010	January 3, 2009
Net sales	$18,479	$67,011
Cost of sales(1)	15,522	59,460

Gross profit	2,957	7,551

Operating expenses:
Research and development(1)	8,083	6,871
Selling, general and administrative(1)	8,303	12,929

Total operating expenses	16,386	19,800

Operating loss	(13,429)	(12,249)

Other income (expense):
Interest income, net	79	473
Other income (expense), net	25	(137)

Total other income, net	104	336

Loss before provision (benefit) for income taxes	(13,325)	(11,913)
Provision (benefit) for income taxes	(412)	3,301

Net loss	$(12,913)	$(15,214)

Net loss per common share:
Basic	$(0.65)	$(0.77)
Diluted	$(0.65)	$(0.77)
Weighted-average common shares outstanding:
Basic	19,876	19,847
Diluted	19,876	19,847

(1)
Amounts include stock-based compensation expense as follows:

Cost of sales	$224	$144
Research and development	301	179
Selling, general and administrative	960	954

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(in thousands)

	Series A Preferred Stock
			Common Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 29, 2007	—	$—	19,758	$20	$68,109	$(23,899)	$(37)	$44,193
Stock-based compensation	—	—	—	—	1,277	—	—	1,277
Exercise of warrants	—	—	97	—	—	—	—	—
Tax effect from warrant exercises	—	—	—	—	(3)	—	—	(3)
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	(19)	(19)
Net loss	—	—	—	—	—	(15,214)	—	(15,214)

Comprehensive loss	—	—	—	—	—	—	—	(15,233)

Balance, January 3, 2009	—	—	19,855	20	69,383	(39,113)	(56)	30,234
Stock-based compensation	—	—	—	—	1,485	—	—	1,485
Exercise of stock options	—	—	256	—	464	—	—	464
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(12,913)	—	(12,913)

Comprehensive loss	—	—	—	—	—	—	—	(12,914)

Balance, January 2, 2010	—	$—	20,111	$20	$71,332	$(52,026)	$(57)	$19,269

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	January 2, 2010	January 3, 2009
Cash flows from operating activities:
Net loss	$(12,913)	$(15,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,267	2,399
Amortization of deferred gain on sale and leaseback transaction	(118)	(118)
Deferred income taxes	—	4,529
Provision for bad debts	—	258
Impairment of long-lived assets	—	212
(Gain) loss on disposal of assets	(11)	80
Stock-based compensation	1,485	1,277
Changes in operating assets and liabilities:
Accounts receivable	(2,356)	9,859
Inventories	(403)	1,504
Income taxes receivable	1,880	(1,172)
Prepaid expenses and other current assets	(93)	(369)
Other assets	13	85
Accounts payable	2,111	(4,911)
Accrued payroll and related liabilities	907	(630)
Accrued expenses and other current liabilities	(53)	(159)
Accrued engineering charges	661	—

Net cash used in operating activities	(6,623)	(2,370)

Cash flows from investing activities:
Acquisition of property and equipment	(173)	(1,158)
Proceeds from sales of equipment	345	—
Purchase of investments in marketable securities	(13,902)	(6,404)
Proceeds from maturities and sales of investments in marketable securities	15,170	23,613

Net cash provided by investing activities	1,440	16,051

Cash flows from financing activities:
Borrowings on lines of credit	12,784	91,305
Payments on lines of credit	(12,784)	(96,177)
Payments on debt	(553)	(774)
Proceeds from exercise of stock options and warrants	464	—
Excess tax benefit (provision) from exercise of stock options	—	(3)

Net cash used in financing activities	(89)	(5,649)

Net (decrease) increase in cash and cash equivalents	(5,272)	8,032
Cash and cash equivalents at beginning of year	15,214	7,182

Cash and cash equivalents at end of year	$9,942	$15,214

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$73	$361

Cash received during the year for:
Income taxes	$2,370	$56

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment through capitalized lease obligations	$108	$—

Purchase of equipment not paid for at the end of the year	$160	$—

Reclassification of other assets to property and equipment	$—	$281

Unrealized losses from investments in marketable securities	$1	$19

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2010

Note 1—Description of Business

        Netlist, Inc. (the "Company" or "Netlist") designs and manufactures high performance memory subsystems for the server, high performance computing and communications markets. The Company's memory subsystems consist of custom, Netlist developed integrated circuit solutions, dynamic random access memory integrated circuits, NAND flash memory("NAND"), and other components assembled on a printed circuit board. Headquartered in Irvine, California, Netlist's solutions are targeted at applications where memory plays a key role in meeting system performance requirements. In 2007, the Company established a manufacturing facility in the People's Republic of China (the "PRC"), which became operational in July 2007 upon the successful qualification of certain key customers.

Note 2—Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.").

  Principles of Consolidation

        The consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Year

        The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31. The 2009 and 2008 fiscal years ended on January 2, 2010 and January 3, 2009, respectively. Fiscal year 2009 consisted of 52 weeks and fiscal year 2008 consisted of 53 weeks.

  Reclassifications

        Certain amounts in the 2008 consolidated financial statements have been reclassified to conform with the current year presentation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair values of investments in marketable securities, recoverability of long-lived assets, stock-based compensation expense and realization of deferred tax assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

extent there are material differences between the estimates and the actual results, future results of operations will be affected.

  Revenue Recognition

        The Company's revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers("OEMs"). Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits ("ICs"), totaling approximately $0.7 million and $0.4 million during the years ended January 2, 2010 and January 3, 2009, respectively.

        The Company recognizes revenues in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

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

        Historically, a portion of the Company's shipments were made to third party inventory warehouses, or hubs, and the Company recognized revenue when the inventory was pulled from the hub for use in production by the customer. The Company received a report from the customer on a daily basis indicating the inventories pulled from a hub for use by the customer, and performed a daily reconciliation of inventories shipped to and pulled by the customer to those inventories reflected on the customer's reports to ensure that sales were recognized in the appropriate periods.

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

January 2, 2010

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

  Allowance for Doubtful Accounts

        The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and its historical experience. Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, and accounts receivable.

        The Company invests its cash equivalents primarily in money market funds. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $0.8 million of FDIC insured cash and cash equivalents at January 2, 2010. Investments in marketable securities are generally in high-credit quality debt instruments with an active resale market. Such investments are made only in instruments issued or enhanced by high-quality institutions. The Company has not incurred any credit risk losses related to these investments.

        The Company's trade accounts receivable are primarily derived from sales to OEMs in the computer industry. The Company performs credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally require no collateral. The Company believes that the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management's expectations.

  Inventories

        Inventories are valued at the lower of actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, the Company evaluates its ending inventory quantities on hand and on order and records a provision for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. In addition, the Company considers changes in the market value of components in determining the net realizable value of raw material inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to seven years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

  Impairment of Long-Lived Assets

        The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company's management believes there is no impairment of long-lived assets as of January 2, 2010. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue, which could result in future impairment of long-lived assets.

  Warranty Reserve

        The Company offers product warranties generally ranging from one to three years, depending on the product and negotiated terms of the purchase agreements with customers. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. Warranties are not offered on sales of excess inventory. The Company records an estimate for warranty-related costs at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs (see Note 3). Such costs have historically been within management's expectations and the provisions established.

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

        In accordance with ASC Topic 718, employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Given that stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company's estimated average forfeiture rates are based on historical forfeiture experience and estimated future forfeitures.

        The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

interest rate and expected dividends, which affect the estimated fair values of the Company's common stock option awards. The expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option. This calculation is based on the safe harbor method permitted by the Securities and Exchange Commission ("SEC") in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available. Prior to fiscal 2009, the expected volatility was based on the historical volatilities of the common stock of comparable publicly traded companies based on management's belief that the Company had limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. Beginning in fiscal 2009, the expected volatility is based on the historical volatility of the Company's common stock. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on the Company's history and management's expectation regarding dividend payouts. Compensation expense for awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award.

  Income Taxes

        Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements. A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

        ASC Topic 740 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under ASC Topic 740 the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

  Research and Development Expenses

        Research and development expenditures are expensed in the period incurred.

  Collaborative Arrangement

        The Company has entered into a collaborative arrangement with a partner in order to develop products using certain of the Company's proprietary technology. Under the arrangement, the development partner was granted a non-exclusive license to specified intellectual property. Both the Company and the development partner provided and continue to provide engineering project management resources at their own expense. The development partner is entitled to non-recurring engineering fees based upon the achievement of development milestones, and to a minimum portion of the Company's purchasing allocations for the component. Expenses incurred and paid to the development partner are included in research and development expense in the accompanying consolidated statements of operations.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

  Comprehensive Loss

        ASC Topic 220 establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Accumulated other comprehensive loss includes unrealized gains or losses on investments.

  Risks and Uncertainties

        The Company's operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the United States government regarding the conduct of business in foreign countries, generally, or in China, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi ("RMB"), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company's operations and operating results may be negatively impacted. Restricted net assets of our subsidiary in the PRC totaled $2.7 million at January 2, 2010.

  Foreign Currency Remeasurement

        The functional currency of the Company's foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.

  Net Loss Per Share

        Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the year. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the year. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method. In periods of losses, basic and diluted loss per share are the same, as the effect of stock options and warrants on loss per share is anti-dilutive.

  New Accounting Pronouncements

        In September 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), which amends the revenue guidance under ASC Topic 605, which describes the accounting for multiple element arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective on a prospective basis for the Company's fiscal year 2011, with earlier adoption permitted. The Company is currently evaluating the adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on its consolidated financial statements.

        In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14"), which excludes tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of ASC Topic 985, which describes the accounting for software revenue recognition. ASU 2009-14 is effective on a prospective basis for the Company's fiscal year 2011, with earlier adoption permitted. The Company is currently evaluating the impact that ASU 2009-14 will have on its consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures:Improving Disclosures About Fair Value Measurement ("ASU 2010-6"), which affects the disclosures made about recurring and non-recurring fair value measurements. ASU 2010-6 is effective for the Company's fiscal beginning January 2, 2010, and for annual and interim periods thereafter. The Company is currently evaluating the impact that ASU 2010-14 will have on its consolidated financial statements.

Note 3—Supplemental Financial Information

  Inventories

        Inventories consist of the following (in thousands):

	January 2, 2010	January 3, 2009
Raw materials	$997	$976
Work in process	342	111
Finished goods	893	742

	$2,232	$1,829

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 3—Supplemental Financial Information (Continued)

  Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

	Estimated Useful Lives	January 2, 2010	January 3, 2009
Machinery and equipment	3 - 7 yrs.	$6,853	$7,097
Leasehold improvements	*	1,795	1,795
Furniture and fixtures	5 yrs.	457	457
Computer equipment and software	3 - 7 yrs.	2,559	2,618
Assets held for sale		—	101

		11,664	12,068
Less accumulated depreciation and amortization		(6,885)	(5,129)

		$4,779	$6,939

*
Estimated useful life is generally 7 years, or the remaining lease term, whichever is shorter.

        Included in property and equipment are assets under capital leases with a cost of approximately $0.5 million and $0.3 million and accumulated amortization of approximately $0.3 million and $0.3 million at January 2, 2010 and January 3, 2009, respectively. Amortization of assets recorded under capital leases is included as a component of depreciation and amortization expense.

        During the fourth quarter of fiscal 2008, the Company began moving certain operations to the PRC. As a result, management determined that certain excess equipment was no longer needed and decided to hold the assets for sale. The carrying value of this excess equipment was reduced to its fair value less costs to sell and classified as assets held for sale at January 3, 2009. The Company determined the current fair value of the excess equipment primarily using market prices for comparable equipment. Based on its analysis, the Company recorded a charge of approximately $0.1 million to reduce the assets held for sale to their estimated fair value and included such charge in selling, general and administrative expenses for the year ended January 3, 2009. In fiscal 2009, the Company was unable to sell certain of the assets, and recorded an abandonment charge of approximately $0.1 million, included as a component of selling, general and administrative expense in the accompanying consolidated statement of operations.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 3—Supplemental Financial Information (Continued)

  Warranty Liability

        The following table summarizes the activity related to the warranty liability (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009
Beginning balance	$277	$353
Charged to costs and expenses	191	113
Usage	(228)	(189)

Ending balance	$240	$277

        The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

  Facility Relocation Costs

        As a result of the relocation the Company's domestic headquarters and manufacturing facility during the third quarter of 2007, the Company vacated its previous manufacturing facility. The Company is currently obligated under a noncancellable operating lease of this facility through November 2010. In accordance with ASC Topic 420, the Company recorded a net charge and related liability of approximately $134,000 in fiscal 2007, which approximated the estimated fair value of the net remaining lease payments.

        In January 2008, the Company entered into an agreement to sublease this facility to another tenant. During the fourth quarter of 2008, as a result of certain adjustments and revised assumptions related to the sublease agreement with the tenant, the Company recorded an additional charge of approximately $34,000, which is included as a component of selling, general and administrative expense in the accompanying consolidated statements of operations. The related liability is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

        In May 2009, the Company entered into an agreement to sublease a portion of its new domestic headquarters facility to another tenant at a discount from the rent required under its lease commitment. As a result, the Company recorded an additional charge of approximately $61,000, which is included as a component of selling, general and administrative expense in the accompanying consolidated statements of operations. The related liability is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 3—Supplemental Financial Information (Continued)

        The following table summarizes the activity and liability balance related to the facility relocation costs recorded for the periods indicated (in thousands):

Liability balance, December 29, 2007	$103
Charged to costs and expenses	34
Net payments	(57)

Liability balance, January 3, 2009	80
Charged to costs and expenses	61
Net payments	(57)

Liability balance, January 2, 2010	$84

  Comprehensive Loss

        The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009
Net loss	$(12,913)	$(15,214)
Other comprehensive loss:
Change in net unrealized loss on investments	(1)	(6)
Reclassification adjustment for net realized gain included in net loss	—	(13)

Total comprehensive loss	$(12,914)	$(15,233)

        Accumulated other comprehensive loss reflected on the consolidated balance sheets at January 2, 2010 and January 3, 2009 represents accumulated net unrealized losses on investments in marketable securities.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 3—Supplemental Financial Information (Continued)

  Computation of Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	January 2, 2010	January 3, 2009
Basic and diluted net loss per share:
Numerator: Net loss	$(12,913)	$(15,214)

Denominator: Weighted-average common shares outstanding, basic and diluted	19,876	19,847

Basic and diluted net loss per share	$(0.65)	$(0.77)

        All potentially dilutive common share equivalents of approximately 1.1 million and 0.9 million shares, have been excluded from the diluted net loss per share calculations for the years ended January 2, 2010 and January 3, 2009, respectively, as their effect would be anti-dilutive for the years then ended. These common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, and would have been included in the calculation of diluted earnings per share had the Company reported net income for these years.

Note 4—Fair Value Measurements

        ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.
Level 2	—
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The fair value of the Company's cash equivalents is determined based on quoted prices in active markets for identical assets, or Level 1 inputs.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 4—Fair Value Measurements (Continued)

        The fair value of the Company's investments in marketable securities which are categorized as Level 1 consist of obligations of the United States Government, federal agency notes and bonds, commercial paper and corporate notes and bonds, all of which are valued using quoted market prices.

        The following table details the fair value measurements within the fair value hierarchy of the Company's investments in marketable securities (in thousands):

		Fair Value Measurements at January 2, 2010 Using
	Fair Value at January 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in marketable securities	$4,890	$3,949	$—	$941

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

        The following table provides a reconciliation of the beginning and ending balances for the Company's assets measured at fair value using Level 3 inputs (in thousands):

Year Ended January 2, 2010
Beginning balance	$960
Unrealized loss included in accumulated other comprehensive loss	(19)

Ending balance	$941

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 5—Investments in Marketable Securities

        Investments in marketable securities consist of the following at January 2, 2010 and January 3, 2009 (in thousands):

	January 2, 2010
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Obligations of the United States government	$997	$—	$997
Federal agency notes and bonds	61	—	61
Commercial paper	1,048	—	1,048
Corporate notes and bonds	1,839	4	1,843
Auction and variable floating rate notes	1,002	(61)	941

	$4,947	$(57)	$4,890

	January 3, 2009
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Certificates of deposit	$751	$(1)	$750
Corporate notes and bonds	4,462	(13)	4,449
Auction and variable floating rate notes	1,002	(42)	960

	$6,215	$(56)	$6,159

        Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method. Proceeds from the sale of available-for-sale securities totaled $1.0 and $4.1 million for the years ended January 2, 2010 and January 3, 2009, respectively. Net realized gains recorded during the years ended January 2, 2010 and January 3, 2009 were not significant.

        The following table provides the breakdown of investments in marketable securities with unrealized losses at January 2, 2010 and January 3, 2009 (in thousands):

	January 2, 2010
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	366	(1)	—	—
Auction and variable floating rate notes	—	—	941	(61)

	$366	$(1)	$941	$(61)

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 5—Investments in Marketable Securities (Continued)

	January 3, 2009
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$250	$(1)	$—	$—
Corporate notes and bonds	4,449	(13)	—	—
Auction and variable floating rate notes	—	—	960	(42)

	$4,699	$(14)	$960	$(42)

        As of January 2, 2010 and January 3, 2009, the Company held four and six investments, respectively, that were in an unrealized loss position.

  Auction Rate Securities

        Two of the Company's AAA rated auction rate securities with a total purchased cost of approximately $2.0 million experienced failed auctions during the fourth quarter of 2007. Due to the failed auctions, the Company was unable to sell the securities at their respective costs, resulting in a decrease in fair value of $0.2 million, which was recorded as a component of accumulated other comprehensive loss during fiscal 2007. During fiscal 2008, the Company was able to liquidate these investments at par value. Accordingly, the Company reversed the previously recorded cumulative unrealized loss on these investments.

        Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of January 2, 2010 and January 3, 2009, the Company held two investments in auction rate securities with a total purchased cost of $1.0 million. These two investments represent (i) a fully insured debt obligation of a municipality and (ii) a AAA rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education. Given the insufficient observable market inputs and related information available, the Company has classified its investments in auction rate securities within Level 3 of the fair value hierarchy (see Note 4).

        The Company does not believe that the current illiquidity of its investments in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying securities may be called by the issuer. Given these and other uncertainties, the Company's investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying consolidated balance sheets. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $61,000 and $42,000 at January 2, 2010 and January 3, 2009, respectively, are temporary because (i) the Company believes that the absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in the market occurs.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 5—Investments in Marketable Securities (Continued)

  Other Investments in Marketable Securities

        Excluding its auction rate securities, the gross unrealized losses on the Company's other investments in marketable securities totaled approximately $1,000 and $14,000 as of January 2, 2010 and January 3, 2009, respectively, and is generally due to the ongoing uncertainties in the credit and financial markets, as well as changes in interest rates. Gross unrealized gains totaled $5,000 at January 2, 2010. There were no gross unrealized gains at January 3, 2009. The fair value of these investments was determined based on Level 1 inputs, consisting of quoted prices from actual market transactions for identical investments. The Company has determined that the unrealized losses on these investments as of January 2, 2010 are temporary in nature. Factors considered in determining whether impairments are other than temporary include (i) the length of time and extent to which fair value has been less than the amortized cost basis, (ii) the financial condition and near-term prospects of the investee and (iii) the Company's intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

        The following table presents the amortized cost and fair value of the Company's investments in marketable securities classified as available-for-sale at January 2, 2010 and January 3, 2009 by contractual maturity (in thousands):

	January 2, 2010
	Amortized Cost	Fair Value
Maturity
Less than one year	$3,945	$3,949
Greater than two years*	1,002	941

	$4,947	$4,890

	January 3, 2009
	Amortized Cost	Fair Value
Maturity
Less than one year	$5,213	$5,199
Greater than two years*	1,002	960

	$6,215	$6,159

*
Comprised of auction rate securities which generally have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 6—Credit Agreements

        The Company's previous credit facility, which consisted of a revolving line of credit and a non-revolving equipment line, expired on August 31, 2009 and all borrowings were repaid to the bank. Under the Company's previous revolving line of credit, the Company could borrow up to the greater of 85% of eligible accounts receivable plus the least of (i) a percentage of eligible inventory determined from time to time by its bank, (ii) 80% of the orderly liquidation value, as defined, of eligible inventories, and (iii) $1 million. Under the equipment line, the Company was allowed to borrow up to $3.9 million through January 3, 2009. The outstanding balance on the equipment loan was approximately $0.5 at January 3, 2009 (see Note 7). Interest on the credit facility was payable monthly at the greatest of (i) the sum of the prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.

        On October 31, 2009, the Company entered into a revolving credit agreement with another financial institution. Under the credit agreement, the Company may borrow up to the lesser of (i) 80% of eligible accounts receivable, minus $1.0 million, or (ii) $5.0 million. The credit agreement contains an overall sublimit of $2.5 million to collateralize the Company's contingent obligations under letters of credit, foreign exchange contracts and cash management services. Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement. This revolving credit agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company's liquidity and profitability and restrictions on the payment of dividends. Interest is payable monthly at either (i) prime (4% at January 2, 2010) plus 1.25%, as long as the Company maintains $8.5 million in revolving credit availability plus unrestricted cash on deposit with the financial institution, or (ii) prime plus 2.25%. The minimum monthly interest due is $3,750 minus the aggregate amount of any interest earned by the bank. The credit agreement matures on October 30, 2010, at which time all advances and interest are due and payable. Obligations under this revolving credit agreement are secured by a first priority lien on the Company's tangible and intangible assets. In connection with the revolving credit agreement, the Company entered into an Intercompany Subordination Agreement, which provided that one of the Company's subsidiaries, Netlist Technology Texas, LP, is an additional obligor on the revolving credit agreement.

        The following table presents details of interest expense related to borrowings on the lines of credit, along with certain other applicable information (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009
Interest expense	$53	$207

	January 2, 2010	January 3, 2009
Outstanding borrowings on the revolving lines of credit	$—	$—

Borrowing availability under revolving lines of credit	$—	$1,701

        As of January 2, 2010, the Company was in compliance with its financial covenants.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 7—Long-Term Debt

        Long-term debt consists of the following (in thousands):

	January 2, 2010	January 3, 2009
Obligations under capital leases (see Note 9)	$159	$148
Equipment note payable to bank (see Note 6)	—	450
Note payable to others	—	6

	159	604
Less current portion	(108)	(474)

	$51	$130

  Capital Leases

        The Company has purchased manufacturing and computer equipment through the use of various capital leases that mature at various dates through August 2011 (see Note 9). The interest rates on these leases vary between 4.3% and 8.25%.

  Note Payable to Others

        In January 2003, the Company entered into a $300,000 loan agreement with a financing company, collateralized by assets owned by an employee related to the then majority stockholder. This note bore interest at 14% per annum and matured in January 2009. Principal and interest payments of approximately $6,000 were due and payable monthly. The balance of this note was approximately $6,000 at January 3, 2009, and was repaid in full in fiscal 2009.

        Interest expense related to the Company's long-term debt is presented in the following table (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009
Interest expense	$27	$98

Note 8—Income Taxes

        For financial reporting purposes, loss before provision (benefit) for income taxes includes the following components (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009
United States	$(11,084)	$(10,725)
Foreign	(2,241)	(1,188)

	$(13,325)	$(11,913)

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 8—Income Taxes (Continued)

        The Company's income tax provision (benefit) consists of the following (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009
Current:
Federal	$(443)	$(1,239)
State	31	11

Total current	(412)	(1,228)

Deferred:
Federal	(3,546)	(2,802)
State	(607)	(552)
Foreign	(38)	(39)
Change in valuation allowance	4,191	7,922

Total deferred	—	4,529

Income tax provision (benefit)	$(412)	$3,301

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 8—Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	January 2, 2010	January 3, 2009
Deferred tax assets:
Reserves and allowances	$2,416	$2,751
State taxes, net of federal income tax benefit	1	1
Depreciation and amortization	230	137
Other accruals	319	373
Compensatory stock options and rights	1,686	1,280
Deferred gain	45	95
Other	25	62
Contribution carryforwards	2	2
Tax credit carryforwards	993	632
NOL carryforward	6,488	2,652
Foreign deferred tax assets	77	39

Total deferred tax assets	12,282	8,024

Deferred tax liabilities:
Prepaid expenses	(169)	(102)

Total deferred tax liabilities	(169)	(102)

Subtotal	12,113	7,922

Valuation allowance	(12,113)	(7,922)

	$—	$—

        A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company's loss before income taxes to the income tax provision (benefit) is as follows:

	Year Ended
	January 2, 2010	January 3, 2009
U.S. federal statutory tax	(35)%	(35)%
Valuation allowance	28	52
Loss from foreign subsidiary	6	3
Unrecognized tax liability adjustment	(4)	—
State taxes, net of federal effect	—	7
Other	2	1

Effective income tax provision (benefit) rate	(3)%	28%

        At January 2, 2010, the Company has approximately $17.1 million of federal net operating loss ("NOL") carryforwards which begin to expire in fiscal year 2029. The Company generated a federal NOL of approximately $11.8 million during fiscal 2009. For the fiscal year ended January 3, 2009, the

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 8—Income Taxes (Continued)

Company generated a federal NOL of $9.8 million and carried back $4.5 million to the fiscal year ended December 30, 2006. The remaining $5.3 million will be carried forward to offset future taxable income. At January 2, 2010, the Company has approximately $13.3 million of state net operating loss carryforwards which begin to expire in fiscal year 2017. In addition, the Company has federal and state tax credit carryforwards of approximately $0.4 million and $0.5 million, respectively at January 2, 2010. Federal tax credit carryforwards begin to expire in 2026 and state tax credits carry forward indefinitely.

        The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In the third quarter of fiscal year 2008, the Company recorded a charge to income tax expense to establish a valuation allowance against its deferred income tax assets. As of January 2, 2010 and January 3, 2009, a valuation allowance of $12.1 million and $7.9 million, respectively, has been provided based on the Company's assessment that it is more likely than not, that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by approximately$4.2 million and $7.9 million during the fiscal years ended January 2, 2010 and January 3, 2009, respectively, primarily related to the increase in the net operating loss carryforward.

        The deferred tax asset at January 2, 2010 does not include approximately $793,000 and $961,000 of excess tax benefits from employee stock option exercises that are a component of the federal and state net operating loss carryover, respectively. The Company's stockholders' equity balance will be increased if and when such excess tax benefits are ultimately realized. In addition, the deferred tax assets at January 2, 2010 do not include $148,000 of tax benefits from employee stock option exercises that are a component of the federal and state net operating loss carryover that will directly affect the tax provision (benefit) if and when such tax benefits are ultimately realized.

  Unrecognized Tax Benefits

        The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Balance at December 29, 2007	$560
Accrual of potential interest related to unrecognized tax benefits	3

Balance at January 3, 2009	563
Reversal of liability for expiration of statute of limitations	(496)
Accrual of potential interest related to unrecognized tax benefits	10

Balance at January 2, 2010	$77

        Included in the unrecognized tax benefits at January 2, 2010 and January 3, 2009 was approximately $0.1 million and $0.6 million, respectively, of tax positions that, if recognized, would affect the Company's annual effective tax rate. The Company reduced its unrecognized tax benefits by approximately $0.5 million during fiscal 2009 as a result of a lapse in a federal statute of limitations, resulting in an income tax benefit.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 8—Income Taxes (Continued)

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $2,000 accrued for interest and $0 accrued for penalties at January 2, 2010 and $110,000 accrued for interest and $0 accrued for penalties at January 3, 2009.

        The Company files tax returns with federal, state and foreign jurisdictions. The Company is no longer subject to IRS or state examinations prior to fiscal 2005 although certain carryforward attributes that were generated prior to fiscal 2005 may still be adjusted by the IRS.

  Tax Holidays

        In fiscal 2008, the Company began operating under tax holidays in the PRC, which are effective from January 2008 through December 2012. Since the Company operated at a loss in the PRC in 2009 and 2008, it did not realize any benefit to its consolidated results of operations attributable to the tax holidays.

Note 9—Commitments and Contingencies

  Leases

        The Company leases certain of its facilities and equipment under non-cancelable operating leases that expire at various dates through October 2012. Rental expense, which includes amortization of deferred gain and sublease income is presented in the following table (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009
Rental expense	$850	$1,040

        The Company also has acquired certain equipment through the use of various capital leases.

        In December 2005, the Company sold the building containing its manufacturing facility and the related land in Irvine, California to an unrelated third party for gross proceeds of approximately $1.9 million. Concurrent with the sale, the Company entered into an agreement to lease the property back at an initial monthly rent of $10,000, subject to annual rent increases of 3% through lease expiration in November 2010. The Company accounts for the lease as an operating lease. In connection with the sale, the Company recognized a gain of approximately $0.6 million which was deferred and is being amortized into income ratably over the remaining lease term. During each of the years ended January 2, 2010 and January 3, 2009, the Company amortized approximately $118,000 of the gain which is recorded as a reduction of rent expense in the accompanying consolidated statements of operations. In January 2008, the Company entered into an agreement to sublease this facility to another tenant as a result of the Company's facility relocation, as discussed further in Note 3.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 9—Commitments and Contingencies (Continued)

        A summary of future minimum payments under both capital and operating lease commitments net of sublease as of January 2, 2010 is as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2010	$122	$797
2011	53	490
2012	—	36

Total minimum lease payments	175	1,323
Less amounts receivable under subleases	—	(308)

Minimum lease payments, net of amounts due under subleases	175	$1,015

Less amount representing interest	(16)

Present value of future minimum lease payments (see Note 7)	$159

  Litigation

  Federal Securities Class Action

        Beginning in May 2007, the Company, certain of its officers and directors, and the Company's underwriters were named as defendants in four purported class action shareholder complaints, two of which were filed in the U.S. District Court for the Southern District of New York, and two of which were filed in the U.S. District Court for the Central District of California. These purported class action lawsuits were filed on behalf of persons and entities who purchased or otherwise acquired the Company's common stock pursuant or traceable to the Company's November 30, 2006 initial public offering (the "IPO"). The lawsuits were consolidated into a single action—Belodoff v. Netlist, Inc., Lead Case No. SACV07-677 DOC (MLGx)—which is currently pending in the Central District of California. Lead Plaintiff filed the Consolidated Complaint in November 2007. Defendants filed their motions to dismiss the Consolidated Complaint in January 2008. The motions to dismiss were taken under submission in April 2008 and on May 30, 2008, the court granted the defendants' motions. However, plaintiffs were granted the right to amend their complaint and subsequently filed their First Amended Consolidated Class Action Complaint ("Amended Complaint") in July 2008. The defendants filed motions to dismiss the Amended Complaint in January 2009, and on April 17, 2009, the court granted defendants' motions to dismiss. However, plaintiffs were again granted the right to amend their complaint. Plaintiffs' filed their Second Amended Consolidated Class Action Complaint ("Second Amended Complaint") in May 2009. Generally, the Second Amended Complaint, like the preceding complaints, alleged that the Registration Statement filed by the Company in connection with the IPO contained untrue statements of material fact or omissions of material fact in violation of Sections 11 and 15 of Securities Act of 1933. Defendants filed motions to dismiss the Second Amended Complaint in June 2009. The motions to dismiss were taken under submission in August 2009 and on September 1, 2009, the Court granted the defendants' motions. However, plaintiffs again were granted the right to amend their complaint. In October 2009, following a voluntary mediation of the matter, which took place in December 2008, and subsequent good-faith settlement negotiations, the parties reached a tentative agreement in principle to settle the class action. In February 2010, the parties

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 9—Commitments and Contingencies (Continued)

executed a Stipulation and Agreement of Settlement documenting the essential terms of the proposed settlement, informed the court of their proposed settlement, and currently are drafting a joint motion to submit to the court for preliminary approval of the proposed settlement. Under the settlement agreement to be presented to the court for approval, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment of $2.6 million. The Company's directors' and officers' liability insurers will pay the settlement amount in accordance with the Company's insurance policies. The court, upon the parties' stipulation, has stayed all proceedings in the action, except as necessary to consummate the proposed settlement. Despite the proposed agreement to settle this action, the Company believes that the allegations lack merit and, if necessary, intends to vigorously defend all claims asserted. The Company makes no assurances at this time that the court will grant approval of the proposed settlement terms or that the matter ultimately will be settled.

  California Derivative Action

        In August 2007, a derivative lawsuit was filed in California Superior Court for County of Orange-Smith v. Hong, Case No. 07CC01359-against certain of the Company's officers and directors. This action contained factual allegations similar to those of the federal class action lawsuit described above, but the plaintiff in this case asserted claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The plaintiff sought unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by the defendants. The defendants in this action did not respond to the complaint. Pursuant to a stipulation, the parties agreed to temporarily stay the action pending the ultimate decision on the defendants' motions to dismiss in the federal securities class action. In April 2009, following a voluntary mediation of the matter, which took place in December 2008, the parties reached a tentative agreement to settle the derivative action. On November 5, 2009, following a motion by the parties, the court granted final approval of the settlement of these claims, issued its final judgment on the matter, and entered an order dismissing the case with prejudice.

  Patent Claims

        In May 2008, the Company initiated discussions with Google, Inc. regarding the Company's claims that Google has infringed on a US patent assigned to the Company relating generally to "rank multiplication" in memory modules. On August 29, 2008, Google filed a declaratory judgment lawsuit against the Company in United States District Court for the Northern District of California, seeking a declaration that Google did not infringe on the Company's patent, and that the Company's patent is invalid. Google is not seeking any monetary damages. On November 18, 2008, the Company filed a counterclaim for infringement of the patent by Google. Claim construction proceedings were held on November 14, 2009, and the Company prevailed on every disputed claim construction issue. Trial is currently set for November 2010.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 9—Commitments and Contingencies (Continued)

        On December 4, 2009, the Company filed a patent infringement suit against Google in the United States District Court for the Northern District of California, seeking damages and injunctive relief based on Google's infringement of a recently issued patent related to the Company's patent-in-suit in the August 29, 2008 declaratory judgment action filed by Google. On February 3, 2010 the court ordered a settlement conference in both cases by May 4, 2010. On February 11, 2010, Google answered the Company's complaint and has asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and contractual breaches in connection with the setting of standards covered by the patent. The counterclaim seeks unspecified compensatory damages. The Company intends to vigorously pursue its infringement claims against Google and to vigorously defend against Google's claims.

        On March 17, 2009, the Company filed a complaint for patent infringement against MetaRAM, Inc. for its infringement of one of the Company's patents. On March 26, 2009, MetaRAM filed a complaint against the Company for patent infringement. Both actions were settled on December 21, 2009. Pursuant to the Settlement Agreement, MetaRAM agreed to no longer sell the accused product at issue in the case filed by the Company, and the parties executed conditional licenses to one another for the respective patents-in-suit in the two actions.

        On September 22, 2009, the Company filed a patent infringement lawsuit against Inphi Corporation in the United States District Court for the Central District of California. The suit alleges that Inphi is contributorily infringing and actively inducing the infringement of a US patent assigned to the Company which is directed to memory modules with load isolation and memory domain translation capabilities. The Company is seeking damages and injunctive relief based on Inphi's use of its patented technology. On December 22, 2009, Netlist filed an Amended Complaint asserting claims of patent infringement based on two additional patents concerning load isolation and memory domain translation technologies. Inphi has denied infringement and has asserted that the patents-in-suit are invalid. The Company intends to vigorously pursue its infringement claims and to vigorously defend against Inphi's claims of invalidity.

        On November 30, 2009, Inphi Corporation filed a patent infringement lawsuit against the Company in the United States District Court for the Central District of California alleging infringement of two patents related to memory module output buffers. The Company recently answered Inphi's Complaint and intends to vigorously defend against Inphi's claims of infringement.

  Trade Secret Claim

        On November 18, 2008, the Company filed a claim for trade secret misappropriation against Texas Instruments ("TI") in Santa Clara County Superior Court, based on TI's disclosure of confidential Company materials to the JEDEC standard-setting body. On February 20, 2009, TI filed its answer. Discovery is currently underway, and the Company expects to vigorously pursue its claims against TI.

  Other Contingent Obligations

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company's customers and licensees in

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 9—Commitments and Contingencies (Continued)

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

Note 10—Stockholders' Equity

  Serial Preferred Stock

        At the completion of the IPO, the Company authorized 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares were outstanding at January 2, 2010 or January 3, 2009.

Note 11—Stock Options and Warrants

  Common Stock Options

        In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Plan") and in October 2006, the Company adopted the 2006 Equity Incentive Plan (the "2006 Plan"), under which direct stock awards or options to acquire shares of the Company's common stock may be granted to employees and nonemployees of Netlist. The 2000 Plan was administered by the Board of Directors or a committee thereof, and the 2006 Plan is administered by the Compensation Committee of the Board of Directors. The 2000 Plan permitted the issuance of up to 5,750,000 shares of the Company's common stock. Effective as of the IPO, no further grants may be made under the 2000 Plan. The 2006 Plan permits the issuance of a maximum of 500,000 shares of common stock, automatically increasing on the first day of each calendar year beginning on or after January 1, 2007 by the lesser of (i) 500,000 shares or (ii) such smaller number of shares as may be determined by the Company's Board of Directors prior to that date. A total of 2,500,000 options to purchase shares of the Company's common stock have been authorized for issuance under the 2006 Plan at January 2, 2010. In addition to the common stock options granted under the 2000 Plan and the 2006 Plan, the Company has 100,000 common stock options outstanding at January 2, 2010 that were granted outside the equity incentive plans. Options granted under the 2000 Plan, the 2006 Plan and outside the equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 11—Stock Options and Warrants (Continued)

        A summary of the Company's common stock option activity is presented below:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 29, 2007	3,746	3.06
Options granted	1,145	1.27
Options exercised	—	—
Options cancelled	(610)	2.69

Options outstanding—January 3, 2009	4,281	2.64
Options granted	779	0.72
Options exercised	(256)	1.82
Options cancelled	(506)	1.99

Options outstanding—January 2, 2010	4,298	$2.41	6.37	$13,709

Options exercisable—January 2, 2010	2,727	$2.84	5.06	$7,878

Options exercisable and expected to vest—January 2, 2010	4,126	$2.47	6.26	$13,003

Options available for grant under the 2006 Plan at January 2, 2010	501

        The following table summarizes information about stock options outstanding and exercisable at January 2, 2010:

	Options Outstanding
		Weighted Average Remaining Contractual Life (in years)		Options Exercisable
Range of Exercise Prices	Number of shares (in thousands)		Weighted Average Exercise Price	Number of shares (in thousands)	Weighted Average Exercise Price
$0.20 - $0.39	1,833	5.5	$0.26	1,080	$0.21
$0.57 - $1.71	439	7.8	$1.19	171	$1.38
$1.92 - $2.34	523	7.8	$2.04	233	$2.05
$2.55 - $3.90	511	6.0	$2.71	440	$2.65
$6.03 - $8.45	992	6.8	$6.98	803	$7.02

	4,298	6.4	$2.41	2,727	$2.84

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 11—Stock Options and Warrants (Continued)

        The following table presents the weighted average assumptions used to estimate the per share fair values of common stock options granted by the Company, along with certain other pertinent information:

	Year Ended
	January 2, 2010	January 3, 2009
Weighted average expected term (in years)	5.5	5.4
Weighted average expected volatility	114%	80%
Weighted average risk-free interest rate	2.92%	2.86%
Expected dividends	—	—

Weighted-average grant date fair value per share	$0.73	$0.86

Intrinsic value of options exercised (in thousands)	$1,126	$—

        The intrinsic value of common stock options exercised represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each option.

        Upon the exercise of common stock options, the Company issues new shares from its authorized shares.

        At January 2, 2010, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2010 through 2013 related to unvested common stock options was approximately $1.5 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.2 years. If there are any modifications or cancellations of either vested or unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 11—Stock Options and Warrants (Continued)

  Warrants

        The Company has issued warrants to purchase shares of its common stock to certain non-employees for services rendered or to be rendered in the future. Such warrants are issued outside of the 2000 Plan and 2006 Plan. A summary of the warrant activity is presented below:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Warrants outstanding—December 29, 2007	318	$1.01
Warrants granted	—	—
Warrants exercised	(97)	1.00
Warrants cancelled	(203)	1.00

Warrants outstanding—January 3, 2009	18	1.25
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding—January 2, 2010	18	$1.25	3.0	$71

Warrants exercisable—January 2, 2010	18

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

        Warrants outstanding at January 3, 2010 and January 2, 2009 are classified as equity. Upon the exercise of warrants, the Company issues new shares from its authorized shares.

Note 12—401(k) Plan

        The Company sponsors a 401(k) defined contribution plan. Employees are eligible to participate in this plan provided they are employed full-time and have reached 21 years of age. Participants may make pre-tax contributions to the plan subject to a statutorily prescribed annual limit. Each participant is fully vested in his or her contributions on the contributions and investment earnings. The Company may make matching contributions on the contributions of a participant on a discretionary basis. In fiscal 2007, the Company adopted a limited matching contribution policy and made approximately $0.1 million in contributions to participants in this plan in the year ended January 3, 2009. Effective January 2009, the Company elected to discontinue matching contributions.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 13—Major Customers and Suppliers

        The Company's product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company's net sales as follows:

	Year Ended
	January 2, 2010	January 3, 2009
Customer:
Dell	53%	58%
Hewlett Packard	*	32%
Arrow Electronics	13%	*

*
less than 10% of net sales

        The Company's accounts receivable primarily are concentrated with two customers at January 2, 2010, representing approximately 68% and 10%; and two customers at January 3, 2009, representing approximately 51% and 19% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

        The Company's purchases have historically been concentrated in a small number of suppliers. The following table sets forth purchases from suppliers comprising 10% or more of the Company's total purchases as follows:

	Year Ended
	January 2, 2010	January 3, 2009
Supplier:
A	*	11%
B	*	26%
C	*	13%

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

Note 14—Segment and Geographic Information

        The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a company-wide basis.

        To date, a majority of the Company's international sales relate to shipments of products to its U.S. customers' international manufacturing sites or third-party hubs. Net sales derived from shipments to

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2010

Note 14—Segment and Geographic Information (Continued)

international destinations, primarily to Asia (including foreign subsidiaries of customers that are headquartered in the U.S.), represented approximately 70% and 55% of the Company's net sales in fiscal 2009 and 2008, respectively. All of the Company's net sales to date have been denominated in U.S. dollars.

        As of January 2, 2010 and January 3, 2009, approximately $3.0 million and $4.2 million of the Company's long-lived assets, net of depreciation and amortization, respectively, were located outside the United States, primarily in the PRC. Substantially all other long-lived assets were located in the United States.

Note 15—Subsequent Events

        Subsequent events have been evaluated through the date that the consolidated financial statements were issued. There are no reportable subsequent events.