Form 10-Q
period 2010-04-03
NETLIST INC
filed 2010-05-17
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33170

NETLIST, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4812784
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

25,266,327 shares outstanding at April 30, 2010

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 3, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	April 3,	January 2,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$19,237	$9,942
Investments in marketable securities	6,268	3,949
Accounts receivable, net	5,365	4,273
Inventories	3,929	2,232
Income taxes receivable	649	—
Prepaid expenses and other current assets	880	854
Total current assets	36,328	21,250

Property and equipment, net	4,409	4,779
Long-term investments in marketable securities	906	941
Other assets	218	221
Total assets	$41,861	$27,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,388	$4,057
Accrued payroll and related liabilities	1,758	2,332
Accrued expenses and other current liabilities	478	605
Accrued engineering charges	1,032	661
Current portion of long-term debt	101	108
Current portion of deferred gain on sale and leaseback transaction	79	108
Total current liabilities	8,836	7,871
Long-term debt, net of current portion	24	51
Total liabilities	8,860	7,922
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 24,780 (2010) and 20,111 (2009) shares issued and outstanding	25	20
Additional paid-in capital	88,059	71,332
Accumulated deficit	(54,991)	(52,026)
Accumulated other comprehensive loss	(92)	(57)
Total stockholders’ equity	33,001	19,269
Total liabilities and stockholders’ equity	$41,861	$27,191

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Net sales	$7,890	$2,162
Cost of sales(1)	6,072	2,699
Gross profit (loss)	1,818	(537)
Operating expenses:
Research and development(1)	3,008	1,614
Selling, general and administrative(1)	2,570	1,935
Total operating expenses	5,578	3,549
Operating loss	(3,760)	(4,086)
Other income:
Interest income, net	1	82
Other income, net	67	175
Total other income, net	68	257
Loss before (benefit) provision for income taxes	(3,692)	(3,829)
(Benefit) provision for income taxes	(727)	18
Net loss	$(2,965)	$(3,847)
Net loss per common share:
Basic	$(0.14)	$(0.19)
Diluted	$(0.14)	$(0.19)
Weighted-average common shares outstanding:
Basic and diluted	20,688	19,855

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$10	$29
Research and development	46	58
Selling, general and administrative	326	220

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,965)	$(3,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	578	581
Amortization of deferred gain on sale and leaseback transaction	(29)	(30)
Gain on disposal of assets	—	(168)
Stock-based compensation	382	307
Changes in operating assets and liabilities:
Accounts receivable	(1,092)	1,022
Inventories	(1,697)	507
Income taxes receivable	(649)	1,233
Prepaid expenses and other current assets	(26)	(25)
Other assets	3	9
Accounts payable	1,331	(466)
Accrued payroll and related expenses	(574)	(75)
Accrued expenses and other current liabilities	(127)	37
Accrued engineering charges	371	—
Net cash used in operating activities	(4,494)	(915)
Cash flows from investing activities:
Acquisition of property and equipment	(208)	(22)
Proceeds from sales of equipment	—	276
Purchase of investments in marketable securities	(2,379)	(10,297)
Proceeds from maturities and sales of investments in marketable securities	60	4,430
Net cash used in investing activities	(2,527)	(5,613)
Cash flows from financing activities:
Borrowings on line of credit	1,000	4,916
Payments on line of credit	(1,000)	(4,916)
Proceeds from public offering, net	16,260	—
Proceeds from exercise of stock options and warrants	90	—
Payments on debt	(34)	(123)
Net cash provided by (used in) financing activities	16,316	(123)
Increase (decrease) in cash and cash equivalents	9,295	(6,651)
Cash and cash equivalents at beginning of period	9,942	15,214
Cash and cash equivalents at end of period	$19,237	$8,563

Supplemental disclosure of non-cash investing activities:
Unrealized losses from investments in marketable securities	$35	$—

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2010

Note 1—Description of Business

Netlist, Inc. (the “Company” or “Netlist”) designs, manufactures and sells high-performance, logic-based memory subsystems for the server, storage and communications equipment markets. The Company’s memory subsystems consist of combinations of dynamic random access memory integrated circuits, NAND flash memory, application —specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards.  The Company primarily markets and sells its products to leading original equipment manufacturer (“OEM”) customers. Netlist’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 2, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2010.

The condensed consolidated financial statements included herein as of April 3, 2010 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company and its wholly owned subsidiaries as of April 3, 2010, the consolidated results of its operations for the three months ended April 3, 2010 and April 4, 2009, and the consolidated cash flows for the three months ended April 3, 2010 and April 4, 2009.  The results of operations for the three months ended April 3, 2010 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform with the current year presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31.  For fiscal 2010, the Company’s fiscal year is scheduled to end on January 1, 2011 and will consist of 52 weeks. Each of the Company’s first three quarters in a fiscal year is comprised of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty.  Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, impairment of long-lived assets, stock-based compensation expense and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information.  The Company reviews its estimates on an on-going basis.. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs. Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits (“ICs”) totaling approximately $0.1 million and $0.1 million, for the three months ended April 3, 2010 and April 4, 2009, respectively.

The Company recognizes revenues in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605.  Accordingly, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less, other than short-term investments in securities that lack an active market.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments.  Other than for certain investments in auction rate securities (see Note 4), the fair value of the Company’s cash equivalents and investments in marketable securities, other than commercial paper or short-term corporate bonds,  is determined based on quoted prices in active markets for identical assets or Level 1 inputs.  Because of their short-term nature, commercial paper and short-term corporate bonds are not frequently traded.  Although there are observable quotes for these securities, the markets are not considered active.  Accordingly, the fair values of these investments are based on Level 2 inputs.  The Company recognizes transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  The Company believes that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

The Company invests its cash equivalents primarily in money market funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $0.7 million of Federal Deposit Insurance Corporation insured cash and cash equivalents at April 3, 2010.  Investments in marketable securities are generally in high-credit quality debt instruments with an active resale market. Such investments are made only in instruments issued or enhanced by high-quality institutions.  The Company has not incurred any credit risk losses related to these investments.

The Company’s trade accounts receivable are primarily derived from sales to OEMs in the computer industry. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company believes that the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms, the high level of credit worthiness of its customers (see Note 3), and foreign credit insurance. Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

Inventories

Inventories are valued at the lower of actual cost to purchase or manufacture the inventory or net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead.  At each balance sheet date, the Company evaluates its ending inventory quantities on hand and on order and records a provision for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value of raw material inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to seven years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount.  These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices.  If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset.  The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows.

Warranties

The Company offers warranties generally ranging from one to three years, depending on the product and negotiated terms of the purchase agreements with customers.  Such warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. Warranties are not offered on sales of excess inventory.  The Company records an estimate for warranty-related costs at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs (see Note 3). Such costs have historically been consistent between periods and within management’s expectations and the provisions established.

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

In accordance with ASC Topic 718, employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period.  Given that stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated average forfeiture rates are based on historical forfeiture experience and estimated future forfeitures.

The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s common stock option awards.  The expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option.  This calculation is based on the safe harbor method permitted by the SEC in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available.  Prior to fiscal 2009, the expected volatility was based on the historical volatilities of the common stock of comparable publicly traded companies based on management’s belief that the Company had limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. Beginning in fiscal 2009, the expected volatility is based on the historical volatility of the Company’s common stock.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company’s history and management’s expectation regarding dividend payouts.   Compensation expense for awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award.

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

Collaborative Arrangement

The Company has entered into a collaborative arrangement with a partner in order to develop products using certain of the Company’s proprietary technology.  Under the arrangement, the development partner was granted a non-exclusive license to specified intellectual property for exclusive use in the development and production of ASIC chipsets for the Company.  Both the Company and the development partner provided and continue to provide engineering project management resources at their own expense.  The development partner is entitled to non-recurring engineering fees based upon the achievement of development milestones, and to a minimum portion of the Company’s purchasing allocations for the component.  Expenses incurred and paid to the development partner are included in research and development expense in the accompanying consolidated statements of operations.

Comprehensive Loss

ASC Topic 220 establishes standards for reporting and displaying comprehensive income and its components in the condensed consolidated financial statements. Accumulated other comprehensive loss includes unrealized gains or losses on investments.

Risks and Uncertainties

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in China, in particular.  Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments.  If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted.  Restricted net assets of our subsidiary in the PRC totaled $2.8 million and $2.7 million at April 3, 2010 and January 2, 2010, respectively.

Foreign Currency Re-measurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are re-measured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are re-measured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are re-measured using historical exchange rates. All re-measurement gains and losses are included in determining net loss.

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

New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the revenue guidance under ASC Topic 605, which describes the accounting for multiple element arrangements.  ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement.  ASU 2009-13 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted.  The Company is currently evaluating the adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on its condensed consolidated financial statements.

In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC Topic 985, which describes the accounting for software revenue recognition.  ASU 2009-14 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted.  The Company is currently evaluating the impact that ASU 2009-14 will have on its condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurement (“ASU 2010-6”), which affects the disclosures made about recurring and non-recurring fair value measurements.  The Company adopted the expanded disclosure requirements in the quarter ended April 3, 2010.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	April 3,	January 2,
	2010	2010

Raw materials	$2,244	$997
Work in process	457	342
Finished goods	1,228	893
	$3,929	$2,232

Warranty Liability

The following table summarizes the activity related to the warranty liability (in thousands):

	Three Months Ended
	April 3,	April 4,
	2010	2009

Beginning balance	$240	$277
Charged to costs and expenses	40	29
Usage	(32)	(29)
Ending balance	$248	$277

The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Facility Relocation Costs

The following table summarizes the activity related to the Company’s accrual for facility relocation costs during the three months ended April 3, 2010 and April 4, 2009 (in thousands):

	Three Months Ended
	April 3,	April 4,
	2010	2009

Beginning balance	$84	$80
Reversal of accrual/reduction of costs	(28)	—
Net payments	(8)	(1)
Ending balance	$48	$79

In February 2010, a sublessor of a portion of the Company’s headquarters facility vacated the space that it had subleased.  The Company determined that the space could be used in its operations.  As a result, the Company reversed $28,000 of its accrual for facility relocation costs.  The resulting expense reduction is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended April 3, 2010.

The liability for facility relocation costs is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Comprehensive Loss

The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Three Months Ended
	April 3,	April 4,
	2010	2009

Net loss	$(2,965)	$(3,847)
Other comprehensive loss:
Change in net unrealized gain (loss) on investments, net of tax	(35)	32
Total comprehensive loss	$(3,000)	$(3,815)

Accumulated other comprehensive loss reflected on the condensed consolidated balance sheets at April 3, 2010 and January 2, 2010, represents accumulated net unrealized losses on investments in marketable securities.

Computation of Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended
	April 3,	April 4,
	2010	2009

Numerator: Net loss	$(2,965)	$(3,847)
Denominator: Weighted-average common shares outstanding, basic	20,688	19,855
Net loss per share, basic and diluted	$(0.14)	$(0.19)

The following table sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, which have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the periods then ended (in thousands):

	Three Months Ended
	April 3,	April 4,
	2010	2009
Common share equivalents	2,270	121

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the periods then ended.

Major Customers

Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers (“EMSs”), for incorporation into products manufactured exclusively for the OEM customer or in some instances, to facilitate credit and logistics. These net sales to EMSs have historically fluctuated period to period as a portion of the total net sales to the OEM customers.  Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name Foxconn that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 89% and 67% of net sales to Dell for the three months ended April 3, 2010 and April 4, 2009, respectively.  Arrow Electronics, Inc. (“Arrow”) is an EMS for DRS Electronics, Inc. (“DRS Electronics”).  Substantially all of our products sold to Arrow are incorporated into components manufactured for DRS Electronics.  Similarly, Flextronics International Ltd. (“Flextronics”) distributes substantially all of the products purchased from us to F5 Networks, Inc (“F5 Networks”). The following table sets forth sales to customers comprising 10% or more of the Company’s net sales for the periods presented:

	Three Months Ended
	April 3,	April 4,
	2010	2009
Customer:
Foxconn (Dell Computer)	37%	33%
Flextronics (F5 Networks)	31%	* %
Arrow Electronics Inc. (DRS Electronics)	16%	21%

*  less than 10% of net sales

The Company’s accounts receivable are concentrated with three customers at April 3, 2010 representing approximately 41%, 39% and 15% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

Cash Flow Information

The following table sets forth cash paid (received) for income taxes and interest for the periods presented (in thousands):

	Three Months Ended
	April 3,	April 4,
	2010	2009

Income taxes refunds received	$—	$(23)
Interest paid	$21	$11

Note 4—Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of the Company’s investments in marketable securities (in thousands):

		Fair Value Measurements at April 3, 2010 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	April 3,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Available for sale debt securities:
Obligations of the United States government	$998	$998	$—	$—
Federal agency notes and bonds	501	501	—	—
Commercial paper	2,098	—	2,098	—
Corporate notes and bonds	2,671	—	2,671	—
Auction and variable floating rate notes	906	—	—	906
Total	$7,174	$1,499	$4,769	$906

As of January 3, 2010, the Company reclassified its investments in commercial paper and corporate notes and bonds, with a fair value of $2,891,000, from assets measured at fair value using Level 1 inputs to assets measured at fair value using Level 2 inputs.  The transfer resulted from solely from management’s reassessment of the level of activity in the secondary market for these investments, which historically has been low due to the short-term nature of the instruments.  Management does not believe that the reassessment in any way reflects a change in the actual liquidity or credit quality of these investments.  The reassessment was precipitated by a change in custodial institutions in connection with the Company’s new revolving credit agreement (see Note 6).

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

Three Months Ended
April 3,
2010

Beginning balance	$941
Unrealized loss included in accumulated other comprehensive loss	(35)
Ending balance	$906

Note 5—Investments in Marketable Securities

Investments in marketable securities consist of the following at April 3, 2010 (in thousands):

	April 3, 2010
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value

Obligations of the United States government	$997	$1	$998
Federal agency notes and bonds	502	(1)	501
Commercial paper	2,098	—	2,098
Corporate notes and bonds	2,667	4	2,671
Auction and variable floating rate notes	1,002	(96)	906
	$7,266	$(92)	$7,174

Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method.  Net realized gains recorded during the three months ended April 3, 2010 were not significant.

The following table provides the breakdown of investments in marketable securities with unrealized losses at April 3, 2010 (in thousands):

	April 3, 2010
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Federal agency notes and bonds	$501	$(1)	$—	$—
Corporate notes and bonds	844	(1)	—	—
Auction and variable floating rate notes	—	—	906	(96)
	$1,345	$(2)	$906	$(96)

As of April 3, 2010, the Company held four investments that were in an unrealized loss position.

Auction Rate Securities

Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of April 3, 2010 and January 2, 2010, the Company held two investments in auction rate securities with a total purchase cost of $1.0 million. These two investments represent (i) a Baa1 rated, fully insured debt obligation of a municipality and (ii) an A3 rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education. Given the insufficient observable market inputs and related information available, the Company has classified its investments in auction rate securities within Level 3 of the fair value hierarchy (see Note 4).

The Company does not believe that the current illiquidity of its investments in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying securities may be called by the issuer. Given these and other uncertainties, the Company’s investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheet as of April 3, 2010. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $96,000 at April 3, 2010, are temporary because (i) the Company believes that the absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a relatively high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in the market occurs.

Other Investments in Marketable Securities

Excluding its auction rate securities, the gross unrealized losses on the Company’s other investments in marketable securities totaled approximately $1,000 and $1,000 as of April 3, 2010 and January 2, 2010, respectively, and are generally due to the ongoing uncertainties in the credit and financial markets, as well as changes in interest rates. The fair value of these investments was determined based on Level 1 and Level 2 inputs, consisting of quoted prices from actual market transactions for identical investments. The Company has determined that the unrealized losses on these investments as of April 3, 2010 are temporary in nature. Factors considered in determining whether impairments are other than temporary include (i) the length of time and extent to which fair value has been less than the amortized cost basis, (ii) the financial condition and near-term prospects of the investee and (iii) the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

The following table presents the amortized cost and fair value of the Company’s investments in marketable securities classified as available-for-sale at April 3, 2010 by contractual maturity (in thousands):

	April 3, 2010
	Amortized	Fair
	Cost	Value

Maturity
Less than one year	$6,264	$6,268
One to two years	—	—
Greater than two years*	1,002	906
	$7,266	$7,174

*               Comprised of auction rate securities which generally have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

Note 6—Credit Agreement

On October 31, 2009, the Company entered into a revolving credit agreement with a financial institution.  Under the original terms of the credit agreement, the Company could borrow up to the lesser of (i) 80% of eligible accounts receivable, minus $1.0 million, or (ii) $5.0 million.  The revolving credit agreement was amended on March 24, 2010 to allow for increased accounts receivable eligibility and to remove the $1.0 million reduction from the calculated accounts receivable borrowing base.  The credit agreement contains an overall sublimit of $2.5 million to collateralize the Company’s contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement.  At April 3, 2010, a letter of credit in the amount of $0.5 million was outstanding.  The letter of credit expires on September 30, 2010.

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

The Company’s previous credit facility, which consisted of a revolving line of credit and a non-revolving equipment line, expired on August 31, 2009 and all borrowings were repaid to the bank.  Interest on the credit facility was payable monthly at the greatest of (i) the sum of the prime rate plus 3%, (ii) LIBOR plus 6% or (iii) 8%.

The following table presents details of interest expense related to borrowings on revolving credit lines, along with certain other applicable information (in thousands):

	Three Months Ended
	April 3,	April 4,
	2010	2009

Interest expense	$11	$3

	April 3,	January 2,
	2010	2010
Outstanding borrowings on the revolving line of credit	$—	$—
Borrowing availability under the revolving line of credit	$3,344	$—

Obligations under this revolving credit agreement are secured by a first priority lien on the Company’s tangible and intangible assets.  In connection with the revolving credit agreement, the Company entered into an Intercompany Subordination Agreement, which provided that one of the Company’s subsidiaries, Netlist Technology Texas, LP, is an additional obligor on the revolving credit agreement.

The revolving credit agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and profitability and restrictions on the payment of dividends.  As of April 3, 2010, the Company was in compliance with its financial covenants.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 3,	January 2,
	2010	2010

Obligations under capital leases	$125	$159
Less current portion	(101)	(108)
	$24	$51

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended
	April 3,	April 4,
	2010	2009

Interest expense	$3	$11

Note 8—Income Taxes

The following table sets forth the Company’s provision (benefit) for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended
	April 3,	April 4,
	2010	2009

(Benefit) provision for income taxes	$(727)	$18
Effective tax rate	19.7%	(0.50)%

The Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.  During the quarter ended April 3, 2010, the Company carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and recorded a tax benefit and income tax receivable of approximately $0.7 million.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.  The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of April 3, 2010 and January 2, 2010.  Accordingly, no benefit has been recognized for net deferred tax assets, including net operating losses that cannot be realized currently via carryback to periods of taxable income.

The Company had unrecognized tax benefits at April 3, 2010 and January 2, 2010 of approximately $0.1 million that, if recognized, would affect the Company’s annual effective tax rate.

Note 9—Commitments and Contingencies

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

In December 2008,  the parties reached a tentative agreement in principle to settle the class action. In February 2010, the parties executed a Stipulation and Agreement of Settlement documenting the essential terms of the proposed settlement, informed the court of their proposed settlement, and drafted a joint motion to submit to the court for preliminary approval of the proposed settlement. Under the settlement agreement presented to the court for approval, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment of $2.6 million. The Company’s directors’ and officers’ liability insurers will pay the settlement amount in accordance with the Company’s insurance policies.

On April 19, 2010, the court issued an order preliminarily approving the settlement.  A final settlement approval hearing is scheduled to be held on September 30, 2010. Despite the proposed agreement to settle this action, the Company believes that the allegations lack merit and, if necessary, intends to vigorously defend all claims asserted. The Company makes no assurances at this time that the court will grant final approval of the proposed settlement terms or that the matter ultimately will be settled.

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

On December 4, 2009, the Company filed a patent infringement suit against Google in the United States District Court for the Northern District of California, seeking damages and injunctive relief based on Google’s infringement of a recently issued patent related to the Company’s patent-in-suit in the August 29, 2008 declaratory judgment action filed by Google. On February 11, 2010, Google answered the Company’s complaint and has asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and contractual breaches in connection with the setting of standards covered by the patent. The counterclaim seeks unspecified compensatory damages.  On April 30, 2010, the parties attended a court ordered settlement conference but the dispute remains unresolved. The Company intends to vigorously pursue its infringement claims against Google and to vigorously defend against Google’s claims.

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

On September 22, 2009, the Company filed a patent infringement lawsuit against Inphi Corporation in the United States District Court for the Central District of California. The suit alleges that Inphi is contributorily infringing and actively inducing the infringement of a US patent assigned to the Company which is directed to memory modules with load isolation and memory domain translation capabilities. The Company is seeking damages and injunctive relief based on Inphi’s use of its patented technology. On December 22, 2009, Netlist filed an Amended Complaint asserting claims of patent infringement based on two additional patents concerning load isolation and memory domain translation technologies. Inphi has denied infringement and has asserted that the patents-in-suit are invalid. On April 20, 2010, Inphi filed a request for reexamination of all three patents in suit with the United States Patent and Trademark Office (“PTO”).  Shortly thereafter, on April 30, 2010, the PTO rejected Inphi’s initial request. On May 7, 2010, Inphi re-filed its request for reexamination of all three patents.  The Company intends to vigorously pursue its infringement claims and to vigorously defend against any further claims of invalidity in the PTO as well as the Court.

On November 30, 2009, Inphi Corporation filed a patent infringement lawsuit against the Company in the United States District Court for the Central District of California alleging infringement of two patents related to memory module output buffers. The Company recently answered Inphi’s Complaint and intends to vigorously defend against Inphi’s claims of infringement.

On March 24, 2010, Ring Technologies Enterprises filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Dell Computer and its suppliers.  The suit alleges that the Company and forty-two (42) other defendants infringed on its patent no. 6,879,526.  The Company is preparing an answer to Ring Technologies’ complaint and intends to vigorously defend against Ring Technologies’ claims of infringement.

Trade Secret Claim

On November 18, 2008, the Company filed a claim for trade secret misappropriation against Texas Instruments (“TI”) in Santa Clara County Superior Court, based on TI’s disclosure of confidential Company materials to the JEDEC standard-setting body.  On May 7, 2010, the parties entered into a settlement agreement. The court dismissed the case with prejudice.

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

Note 10—Stockholders’ Equity

Common Stock

On March 24, 2010, the Company sold 4,594,250 shares of common stock in a registered public offering.  The shares were sold to the public at a price of $3.85 per share.  The Company received net proceeds of $16.3 million, after underwriting discounts and commissions, and estimated expenses payable by the Company.

Common Stock Options

A summary of the Company’s common stock option activity as of and for the three months ended April 3, 2010 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 2, 2010	4,298	$2.41
Options granted	235	4.44
Options exercised	(56)	1.19
Options cancelled	—	—
Options outstanding at April 3, 2010	4,477	$2.54

The intrinsic value of options exercised in the three months ended April 3, 2010 was $0.2 million.

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Three Months Ended
April 3,
2010
Expected term (in years)	5.5
Expected volatility	148%
Risk-free interest rate	2.61%
Expected dividends	—
Weighted-average grant date fair value per share	$4.10

The Company did not issue options in the period ended April 4, 2009.

At April 3, 2010, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2010 through fiscal 2014 related to unvested common stock options is approximately $1.9 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Warrants

A summary of activity with respect to outstanding warrants to purchase shares of the Company’s common stock as of and for the three months ended April 3, 2010 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at January 2, 2010	18	$1.25
Warrants exercised	(18)	1.25
Warrants outstanding and exercisable at April 3, 2010	—	$—

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At April 3, 2010 and January 2, 2010, approximately $2.7 million and $3.0 million, respectively, of the Company’s net long-lived assets were located in the PRC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 and subsequent reports on Form 8-K, which discuss our business in greater detail.

The section entitled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed with the Securities and Exchange Commission on February 19, 2010, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

This Report contains forward-looking statements that involve risks, uncertainties, estimates and assumptions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to those identified under the heading “Risk Factors” set forth in Part II, Item 1A of this Report and in our Annual Report on Form 10-K for the year ended January 2, 2010.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We design, manufacture and sell high-performance, logic-based memory subsystems for the server, storage and communications equipment markets. Our memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”).  We primarily market and sell our products to leading original equipment manufacturer (“OEM”) customers.  Our solutions are targeted at applications where memory plays a key role in meeting system performance requirements.

In November 2009, we introduced HyperCloud™ DDR3 memory technology.  HyperCloud™ utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction functionality that increases memory bandwidth.  We expect that this achievement will make possible improved levels of performance for memory intensive datacenter applications and workloads, including search engines, social networks/communications, media internet portals, virtualization, and high performance scientific and defense-related computing.  HyperCloud™ memory is being evaluated by several of our OEM customers for use in their server products.  HyperCloud™ is interoperable with Joint Electronics Devices Engineering Council (“JEDEC”) standard DDR3 memory modules.  As of April 3, 2010, we have not shipped any production quantities of HyperCloud™.

In February 2010, we announced general availability of NetVaultTM, a non-volatile cache memory subsystem targeting Redundant Array of Independent Disks, (“RAID”) storage applications.  NetVaultTM provides server and storage OEMs a solution for enhanced datacenter fault recovery. Unlike traditional battery-powered fault tolerant cache schemes which rely solely on batteries to power the cache, NetVaultTM utilizes a combination of DRAM for high throughput performance and flash for extended data retention.

Our HyperCloud™ products can be installed in servers without the need for a bios change.  As such, their design and anticipated sales launch is not dependent on the design plans or product cycle of our OEM customers.  Alternatively, when developing custom modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit.

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales.  Dell, Inc. (“Dell”), Flextronics International Ltd. (“Flextronics”) and Arrow Electronics, Inc. (“Arrow”) represented approximately 37%, 31% and 16%, respectively, of our net sales for the three months ended April 3, 2010.  Dell and Arrow represented approximately 33% and 21%, respectively, of our net sales for the three months ended April 4, 2009. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers (“EMSs”), for incorporation into products manufactured exclusively for the OEM customer or in some instances, to facilitate credit and logistics. These net sales to EMSs have historically fluctuated period to period as a portion of the total net sales to the OEM customers.  Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name Foxconn that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 89% and 67% of net sales to Dell for the three months ended April 3, 2010 and April 4, 2009, respectively.  Arrow is an EMS for DRS Electronics, Inc. (“DRS Electronics”).  Substantially all of our products sold to Arrow are incorporated into components manufactured for DRS Electronics.  Similarly, Flextronics distributes substantially all of the products purchased from us to F5 Networks, Inc.

Key Business Metrics

The following describes certain line items in our consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Sales.  Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs and NAND. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in United States (“U.S.”) dollars. We also sell excess component inventory of DRAM ICs and NAND to distributors and other users of memory ICs.  As compared to previous years, component inventory sales remain a relatively small percentage of net sales as a result of our efforts to diversify both our customer and product line bases. This diversification effort has also allowed us to use components in a wider range of memory subsystems. We expect that component inventory sales will continue to represent a minimal portion of our net sales in future periods.

Cost of Sales.  Our cost of sales includes the cost of materials, manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation and occupancy costs and other allocated fixed costs. The DRAM ICs and NAND incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs and NAND. We attempt to pass through such DRAM IC and NAND flash memory cost fluctuations to our customers by renegotiating pricing prior to the placement of their purchase orders.  However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs and NAND, which affects gross margins. The gross margin on our sales of excess component DRAM IC and NAND inventory is much lower than the gross margin on our sales of our memory subsystems.  As a result, a decrease in excess DRAM IC and NAND inventory sales as a percentage of our overall sales could result in an improved overall gross margin. We assess the valuation of our inventories on a monthly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or net realizable value.

Research and Development.  Research and development expense consists primarily of employee and independent contractor compensation and related costs, non-recurring engineering fees, patent filing and protection legal fees, computer-aided design software licenses, reference design development costs, depreciation or rental of evaluation equipment, stock-based compensation, and occupancy and other allocated overhead costs. Also included in research and development expense are the costs of material and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process. Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for incorporation into their products.  All research and development costs are expensed as incurred. We anticipate that research and development expenditures will increase in future periods as we seek to expand new product opportunities, increase our activities related to new and emerging markets and continue to develop additional proprietary technologies.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling effort is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. As we continue to service existing and establish new customers, we anticipate that our sales and marketing expenses will increase. For fiscal 2010, we are subject to attestation services requirements with respect to our internal control over financial reporting, the result of which will increase legal and accounting expenses in future periods.

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

We evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  As of April 3, 2010 and January 2, 2010, we have provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to uncertainty of future utilization.

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

Revenue Recognition.  We recognize revenues in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605. Accordingly, we recognize revenues when there is persuasive evidence that an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

Fair Value of Financial Instruments.  Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments.  Other than for certain investments in auction rate securities, the fair value of our cash equivalents and investments in marketable securities, other than commercial paper or short-term corporate bonds,  is determined based on quoted prices in active markets for identical assets or Level 1 inputs.  Because of their short-term nature, commercial paper and short-term corporate bonds are not frequently traded.  Although there are observable quotes for these securities, the markets are not considered active.  Accordingly, the fair values of these investments are based on Level 2 inputs.  We recognize transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

Allowance for Doubtful Accounts.  We perform credit evaluations of our customers’ financial condition and limit the amount of credit extended to our customers as deemed necessary, but generally require no collateral.  We evaluate the collectibility of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount that we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and our historical experience.  Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted.  Generally, our credit losses have been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience credit loss rates similar to those we have experienced in the past.

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

Warranty Reserve.  We offer product warranties generally ranging from one to three years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer.  Warranties are not offered on sales of excess inventory.  Our estimates for warranty-related costs are recorded at the time of sale based on historical and estimated future product return rates and expected repair or replacement costs. While such costs have historically been consistent between periods and within our expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on us, requiring additional warranty reserves, and adversely affecting our gross profit and gross margins.

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

The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of our common stock option awards. The expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option.  This calculation is based on the safe harbor method permitted by the SEC in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available.  Prior to fiscal 2009, the expected volatility was based on the historical volatilities of the common stock of comparable publicly traded companies based on our belief that we had limited historical data regarding the volatility of our stock price on which to base a meaningful estimate of expected volatility. Beginning in fiscal 2009, the expected volatility is based on the historical volatility of our common stock.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on our history and our expectations regarding dividend payouts. We evaluate the assumptions used to value our common stock option awards on a quarterly basis. If factors change and we employ different assumptions, stock- based compensation expense may differ significantly from what we have recorded in prior periods.  Compensation expense for awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award.

If there are any modifications or cancellations of the underlying vested or unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense, or record additional expense for vested stock-based awards.  Future stock-based compensation expense and unearned stock- based compensation may increase to the extent that we grant additional common stock options or other stock-based awards.

Income Taxes.  Under ASC Topic 270, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	April 3,	April 4,
	2010	2009

Net sales	100%	100%
Cost of sales	77	125
Gross profit (loss)	23	(25)
Operating expenses:
Research and development	38	75
Selling, general and administrative	33	90
Total operating expenses	71	164
Operating loss	(48)	(189)
Other income:
Interest income, net	—	4
Other income, net	1	8
Total other income, net	1	12

Loss before (benefit) provision for income taxes	(47)	(177)
(Benefit) provision for income taxes	(9)	1
Net loss	(38)%	(178)%

Three Months Ended April 3, 2010 Compared to Three Months Ended April 4, 2009

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three months ended April 3, 2010 and April 4, 2009 (in thousands, except percentages):

	Three Months Ended
	April 3,	April 4,		%
	2010	2009	Change	Change

Net sales	$7,890	$2,162	$5,728	265%
Cost of sales	6,072	2,699	3,373	125%
Gross profit (loss)	$1,818	$(537)	$2,355	439%
Gross margin	23%	(25)%	48%

Net Sales.  The overall increase in our net sales was primarily driven by (i) an increase of $2.1 million in sales of memory modules used in RAID controller subsystems, including sales of NetVault™, (ii) an increase of $1.9 million in sales of memory modules utilized in server applications, and (iii) an increase of $1.2 million in sales of memory modules designed for industrial applications.  Net sales of RAID, data center optimization and industrial applications increased as a result of the selection of our memory modules for inclusion in new product platforms.  Net sales in all product categories have benefited from a resurgence in technology investment, as general economic conditions have improved.  Should economic conditions erode, these expectations may not be realized.

Sales of our component inventory to distributors and other users of memory ICs represented approximately 1.2% and 2.8% of net sales for the three months ended April 3, 2010 and April 4, 2009, respectively. Component inventory sales have decreased as a percentage of net sales as a result of our ability to use the same components across a wider range of memory subsystems.

Gross Profit (Loss) and Gross Margin.  Gross profit (loss) for the three months ended April 3, 2010 as compared to the three months ended April 4, 2009 increased due to the 265% increase in net sales between the two periods. The increase in gross margin for the three months ended April 3, 2010 as compared to the three months ended April 4, 2009 is mostly due to the improved ability to absorb manufacturing costs caused by the increase in units manufactured and sold during the recent quarter.  The cost savings generated from the improvement in capacity utilization were partially offset by increased DRAM prices.

Research and Development.

The following table presents research and development expenses for the three months ended April 3, 2010 and April 4, 2009 (in thousands, except percentages):

	Three Months Ended
	April 3,	April 4,		%
	2010	2009	Change	Change

Research and development	$3,008	$1,614	$1,394	86%

The increase in research and development expense in the three months ended April 3, 2010 as compared to the three months ended  April 4, 2009 resulted primarily from increases of (i) $0.7 million in engineering expenses as a result of an increase in non-recurring engineering charges and both internal engineering headcount and  outside contractors engaged in new product development activities in the first quarter of 2010, (ii) $0.6 million in legal and professional fees as we continue to increase patent filing and protection activities related to new and emerging markets and (iii) $0.1 million in expenses related to product qualification builds and testing.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three months ended April 3, 2010 and April 4, 2009 (in thousands, except percentages):

	Three Months Ended
	April 3,	April 4,		%
	2010	2009	Change	Change

Selling, general and administrative	$2,570	$1,935	$635	33%

The increase in selling, general and administrative expense in the three months ended April 3, 2010 as compared to the three months ended April 4, 2009 resulted primarily from increases of (i) $0.3 million in personnel-related expenses primarily attributable to hiring personnel to support the development of  markets for HyperCloud™ and NetVault™, (ii) $0.2 million in product samples and travel costs as a result of activities related to the OEM qualification process for HyperCloud™ and NetVault™, and (iii) $0.1 million in commission expenses due to an increase in sales revenue.

Other Income.

The following table presents other income for the three months ended April 3, 2010 and April 4, 2009 (in thousands, except percentages):

	Three Months Ended
	April 3,	April 4,		%
	2010	2009	Change	Change

Interest income, net	$1	$82	$(81)	(99)%
Other income, net	67	175	(108)	(62)%
Total other income, net	$68	$257	$(189)	(74)%

Net interest income for the three months ended April 3, 2010 was comprised of nominal interest income, offset by nominal interest expense.  Net interest income for the three months ended April 4, 2009 was comprised of interest income of approximately $0.1 million, offset by interest expense of approximately $0.03 million.  The decrease in interest income in the three months ended April 3, 2010 as compared to the three months ended April 4, 2009 was due to a combination of our lower average cash and investment balances and the decrease in the yield earned on those balances due to lower interest rates.  The decrease in interest expense during 2010 as compared to 2009 resulted primarily from our lower average outstanding balances on our line of credit and debt balances during the current year.

Other income, net, for the three months ended April 3, 2010 is primarily comprised of cash proceeds from the early termination of a sublease of our headquarters facility.  Other income, net, for the three months ended April 4, 2009 is primarily comprised of gains from the sale of equipment held for sale.

(Benefit) Provision for Income Taxes.

The following table presents the (benefit) provision for income taxes for the three months ended April 3, 2010 and April 4, 2009 (in thousands, except percentages):

	Three Months Ended
	April 3,	April 4,		%
	2010	2009	Change	Change

(Benefit) provision for income taxes	$(727)	$18	$(745)	(4,139)%

On an interim basis, we estimate what our effective tax rate will be in each jurisdiction for the full fiscal year and record a quarterly income tax (benefit) provision in accordance with the anticipated blended annual rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.  During the quarter ended April 3, 2010, we carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and recorded a tax benefit and income tax receivable of approximately $0.7 million.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.  The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

We evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, we have provided a full valuation allowance as of April 3, 2010 and January 2, 2010.  Accordingly, no benefit has been recognized for net deferred tax assets, including net operating losses that cannot be realized currently via carryback to periods of taxable income.

Our income tax benefit of $0.7 million for the quarter ended April 3, 2010 is the result of a special carryback of operating losses that was made available through legislative changes.  We recorded a provision for income taxes for the quarter ended April 4, 2009 due to state minimum taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit under our bank credit facility, from capitalized lease obligations and from the sale and leaseback of our domestic manufacturing facility.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	April 3,	January 2,
	2010	2010
Working Capital	$27,492	$13,379

Cash and cash equivalents(1)	$19,237	$9,942
Short-term marketable securities(1)	6,268	3,949
Long-term marketable securities	906	941
	$26,411	$14,832

(1) Included in working capital

Our working capital increased in the three months ended April 3, 2010 primarily as a result of our increase in cash, cash equivalents and short-term marketable securities resulting from our public offering of our shares of common stock.  Additionally, we experienced increases in certain operating assets, offset by increases in certain operating liabilities resulting from our increase in sales and production ramp up for HyperCloud™ and NetVault™.

Cash Provided and Used in the Three Months Ended April 3, 2010 and April 4, 2009

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	April 3,	April 4,
	2010	2009

Net cash provided by (used in):
Operating activities	$(4,494)	$(915)
Investing activities	(2,527)	(5,613)
Financing activities	16,316	(123)
Net increase (decrease) in cash and cash equivalents	$9,295	$(6,651)

Operating Activities. Net cash used by operating activities for the three months ended April 3, 2010 was primarily a result of (i) net loss of approximately $3.0 million and (ii) cash provided by changes in operating assets and liabilities of approximately $2.4 million, partially offset by approximately $0.9 million in net non-cash operating expenses, primarily consisting of depreciation and amortization and stock-based compensation expense.  Net cash used by operating activities for the three months ended April 4, 2009 was primarily a result of a net loss of approximately $3.8 million, partially offset by (i) approximately $2.2 million in net cash provided by changes in operating assets and liabilities, and (ii) approximately $0.7 million in net non-cash operating expenses, primarily comprising depreciation and amortization, stock-based compensation and gain on disposal of assets.

Accounts receivable increased approximately $1.0 million during the three months ended April 3, 2010 primarily as a result of the increase in our net sales during the period. During the same period, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.  Inventories increased approximately $1.7 million during the three months ended April 3, 2010 as we prepare for production of our HyperCloud™ and NetVault™ products.

Investing Activities. Net cash used in investing activities for the three months ended April 3, 2010 was primarily the result of purchases of $2.4 million of investments in marketable securities, offset by sales of $0.06 million.  Additionally, we acquired $0.2 million in property and equipment.  Net cash used in investing activities for the three months ended April 4, 2009 was primarily a result of purchases of additional investments in marketable securities of approximately $10.3 million, partially offset by (i) proceeds received from maturities and sales of certain investments in marketable securities of approximately $4.4 million and (ii) proceeds from the sale of equipment.

Financing Activities. Net cash provided by financing activities for the three months ended April 3, 2010 was a result of the net proceeds of $16.3 million from the sale of 4,594,250 shares of our common stock in a registered public offering.  Net cash used in financing activities for the three months ended April 4, 2009 was a result of repayment of approximately $0.1 million on our long term debt.

Capital Resources

On October 31, 2009, we entered into a revolving credit agreement with a financial institution.  Under the original terms of the credit agreement, we could borrow up to the lesser of (i) 80% of eligible accounts receivable, minus $1.0 million, or (ii) $5.0 million.  The revolving credit agreement was amended on March 24, 2010 to allow for increased accounts receivable eligibility and to remove the $1.0 million reduction from the calculated accounts receivable borrowing base.  The credit agreement contains an overall sublimit of $2.5 million to collateralize our contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement.  Interest is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the financial institution, or (ii) prime plus 2.25%.  The credit agreement matures on October 30, 2010, at which time all advances and interest are due and payable.

The following table presents details of outstanding borrowings and availability under our lines of credit (in thousands):

	April 3,	January 2,
	2010	2010
Outstanding borrowings on the revolving line of credit	$—	$—
Borrowing availability under the revolving line of credit	$3,344	$—

Obligations under our revolving credit agreement are secured by a first priority lien on our tangible and intangible assets.  In connection with the revolving credit agreement, we entered into an Intercompany Subordination Agreement, which provided that Netlist Technology Texas, LP, one of our subsidiaries, is an additional obligor on the revolving credit agreement.

While we are currently in compliance with all financial covenants and expect to maintain compliance for the foreseeable future, we have in the past been in violation of one or more covenants of other credit agreements. We cannot assure you that we will not violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

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

New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the revenue guidance under ASC Topic 605, which describes the accounting for multiple element arrangements.  ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement.  ASU 2009-13 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted.  We are currently evaluating the adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on our condensed consolidated financial statements.

In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC Topic 985, which describes the accounting for software revenue recognition.  ASU 2009-14 is effective on a prospective basis for our fiscal year 2011, with earlier adoption permitted.  We are currently evaluating the impact that ASU 2009-14 will have on its condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurement (“ASU 2010-6”), which affects the disclosures made about recurring and non-recurring fair value measurements.  We adopted the expanded disclosure requirements in the quarter ended April 3, 2010.

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

Item 4.                          Controls and Procedures

Not Applicable.

Item 4T.                 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended April 3, 2010.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended April 3, 2010, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

The information set forth in the sections entitled Federal Securities Class Action, Patent Claims and Trade Secret Claim under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

Item 1A.                 Risk Factors

As a Smaller Reporting Company, we are not required to make any disclosure pursuant to this Item 1A. Please refer to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed with the Securities and Exchange Commission on February 19, 2010.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Removed and Reserved

None.

Item 5.                          Other Information

None.

Item 6.                         Exhibits

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of March 24, 2010, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

10.2(2)	Form of Restricted Stock Award issued pursuant to the 2006 Equity Incentive Plan of Netlist, Inc.

10.3(2)*

Design and Production Agreement relating to Register ASIC (the “Production Register Agreement”), dated July 31, 2008, by and between Netlist, Inc. and Toshiba America Electronic Components, Inc. (“Toshiba”).

10.4(2)*	Amendment #1 to the Production Register Agreement, dated May 22, 2009, by and between Netlist, Inc. and Toshiba.

10.5(2)*	Amendment #1 to the Production Register Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.6(2)*	Amendment #2 to the Production Register Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.7(2)*	Design and Production Agreement relating to ID ASIC (the “Production ID Agreement”), dated July 31, 2008, by and between Netlist, Inc. and Toshiba.

10.8(2)*	Amendment #1 to the Production ID Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.9(2)*	Amendment #2 to the Production ID Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.10(2)*	Development and Supply Agreement, dated as of September 10, 2008, by and between Netlist, Inc. and Diablo Technologies, Inc. (“Diablo”).

10.11(2)*	Settlement Agreement and Amendment to Development and Supply Agreement, dated January 12, 2010, between Netlist, Inc. and Diablo.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

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

* Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing made herewith.  A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of March 24, 2010, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

10.2(2)	Form of Restricted Stock Award issued pursuant to the 2006 Equity Incentive Plan of Netlist, Inc.

10.3(2)*

Design and Production Agreement relating to Register ASIC (the “Production Register Agreement”), dated July 31, 2008, by and between Netlist, Inc. and Toshiba America Electronic Components, Inc. (“Toshiba”).

10.4(2)*	Amendment #1 to the Production Register Agreement, dated May 22, 2009, by and between Netlist, Inc. and Toshiba.

10.5(2)*	Amendment #1 to the Production Register Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.6(2)*	Amendment #2 to the Production Register Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.7(2)*	Design and Production Agreement relating to ID ASIC (the “Production ID Agreement”), dated July 31, 2008, by and between Netlist, Inc. and Toshiba.

10.8(2)*	Amendment #1 to the Production ID Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.9(2)*	Amendment #2 to the Production ID Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.10(2)*	Development and Supply Agreement, dated as of September 10, 2008, by and between Netlist, Inc. and Diablo Technologies, Inc. (“Diablo”).

10.11(2)*	Settlement Agreement and Amendment to Development and Supply Agreement, dated January 12, 2010, between Netlist, Inc. and Diablo.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

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

* Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing made herewith.  A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.