Form 10-Q
period 2010-07-03
NETLIST INC
filed 2010-08-12
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

or

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

25,266,327 shares outstanding at July 30, 2010

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 3, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	July 3,	January 2,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$16,993	$9,942
Investments in marketable securities	5,211	3,949
Accounts receivable, net	7,119	4,273
Inventories	4,259	2,232
Prepaid expenses and other current assets	687	854
Total current assets	34,269	21,250

Property and equipment, net	4,085	4,779
Long-term investments in marketable securities	902	941
Other assets	242	221
Total assets	$39,498	$27,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,179	$4,057
Accrued payroll and related liabilities	1,839	2,332
Accrued expenses and other current liabilities	507	605
Accrued engineering charges	1,431	661
Current portion of long-term debt	92	108
Deferred gain on sale and leaseback transaction	49	108
Total current liabilities	10,097	7,871
Long-term debt, net of current portion	10	51
Total liabilities	10,107	7,922
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 25,266 (2010) and 20,111 (2009) shares issued and outstanding	25	20
Additional paid-in capital	88,435	71,332
Accumulated deficit	(58,965)	(52,026)
Accumulated other comprehensive loss	(104)	(57)
Total stockholders’ equity	29,391	19,269
Total liabilities and stockholders’ equity	$39,498	$27,191

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net sales	$9,304	$3,173	$17,194	$5,335
Cost of sales(1)	7,486	2,929	13,558	5,628
Gross profit (loss)	1,818	244	3,636	(293)
Operating expenses:
Research and development(1)	3,190	2,030	6,198	3,644
Selling, general and administrative(1)	2,607	2,120	5,177	4,055
Total operating expenses	5,797	4,150	11,375	7,699
Operating loss	(3,979)	(3,906)	(7,739)	(7,992)
Other income (expense):
Interest income, net	3	18	4	100
Other income (expense), net	4	(45)	71	130
Total other income (expense), net	7	(27)	75	230
Loss before provision (benefit) for income taxes	(3,972)	(3,933)	(7,664)	(7,762)
Provision (benefit) for income taxes	2	31	(725)	49
Net loss	$(3,974)	$(3,964)	$(6,939)	$(7,811)
Net loss per common share:
Basic and diluted	$(0.16)	$(0.20)	$(0.31)	$(0.39)

Weighted-average common shares outstanding:
Basic and diluted	24,780	19,855	22,734	19,855

(1)  Amounts include stock-based compensation expense as follows:

Cost of sales	$12	$38	$22	$67
Research and development	117	48	163	106
Selling, general and administrative	297	204	623	424

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	July 3,	July 4,
	2010	2009

Cash flows from operating activities:
Net loss	$(6,939)	$(7,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,130	1,150
Amortization of deferred gain on sale and leaseback transaction	(59)	(59)
Gain on disposal of assets	—	(118)
Stock-based compensation	808	597
Changes in operating assets and liabilities:
Accounts receivable	(2,846)	394
Inventories	(2,027)	(125)
Income taxes receivable	—	1,229
Prepaid expenses and other current assets	167	2
Other assets	(21)	13
Accounts payable	2,078	669
Accrued payroll and related expenses	(493)	35
Accrued expenses and other current liabilities	(98)	84
Accrued engineering charges	770	511
Net cash used in operating activities	(7,530)	(3,429)
Cash flows from investing activities:
Acquisition of property and equipment	(392)	(56)
Proceeds from sales of equipment	—	342
Purchase of investments in marketable securities	(2,380)	(10,203)
Proceeds from maturities and sales of investments in marketable securities	1,110	6,325
Net cash used in investing activities	(1,662)	(3,592)
Cash flows from financing activities:
Borrowings on line of credit	2,000	10,325
Payments on line of credit	(2,000)	(8,172)
Proceeds from public offering, net	16,210	—
Proceeds from exercise of stock options and warrants	90	—
Payments on debt	(57)	(240)
Net cash provided by financing activities	16,243	1,913
Increase (decrease) in cash and cash equivalents	7,051	(5,108)
Cash and cash equivalents at beginning of period	9,942	15,214
Cash and cash equivalents at end of period	$16,993	$10,106

Supplemental disclosure of non-cash investing activities:
Unrealized losses (gains) from investments in marketable securities	$47	$(38)
Increase in purchases of property and equipment accrued in accounts payable	$44	$—

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2010

Note 1—Description of Business

Netlist, Inc. (the “Company” or “Netlist”) designs, manufactures and sells high-performance, logic-based memory subsystems for the server, storage and communications equipment markets. The Company’s memory subsystems consist of combinations of dynamic random access memory integrated circuits, NAND flash memory, application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards.  The Company primarily markets and sells its products to leading original equipment manufacturer (“OEM”) customers. Netlist’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements.

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

The condensed consolidated financial statements included herein as of July 3, 2010 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly owned subsidiaries as of July 3, 2010, the condensed consolidated results of its operations for the three and six months ended July 3, 2010 and July 4, 2009, and the condensed consolidated cash flows for the six months ended July 3, 2010 and July 4, 2009.  The results of operations for the three and six months ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform with the current year presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31.  For fiscal 2010, the Company’s fiscal year is scheduled to end on January 1, 2011 and will consist of 52 weeks. Each of the Company’s first three quarters in a fiscal year is comprised of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty.  Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, impairment of long-lived assets, stock-based compensation expense and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information.  The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs. Revenues also include sales of excess component inventories to distributors and other users of memory integrated circuits (“ICs”).  Such sales amounted to less than $0.1 million for each of the three and six months ended July 3, 2010, and totaled approximately $0.1 million for each of the three and six months ended July 4, 2009.

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

The Company generally uses customer purchase orders and/or contracts as evidence of an arrangement. Delivery occurs when goods are shipped for customers with FOB Shipping Point terms and upon receipt for customers with FOB Destination terms, at which time title and risk of loss transfer to the customer. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess component inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. The Company offers a standard product warranty to its customers and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer’s payment history.

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

Investments in Marketable Securities

The Company accounts for its investments in marketable securities in accordance with ASC Topic 320.  The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities. Available-for-sale securities are stated at market value, generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the unaudited condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments.  Other than for certain investments in auction rate securities (see Note 4) commercial paper and short-term corporate bonds, the fair value of the Company’s cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs.  Because of their short-term nature, commercial paper and short-term corporate bonds are not frequently traded.  Although there are observable quotes for these securities, the markets are not considered active.  Accordingly, the fair values of these investments are based on Level 2 inputs.  The Company recognizes transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  The Company believes that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

The Company invests its cash equivalents primarily in money market funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $0.5 million of Federal Deposit Insurance Corporation insured cash and cash equivalents at July 3, 2010.  Investments in marketable securities are generally in high-credit quality debt instruments with an active resale market. Such investments are made only in instruments issued or enhanced by high-quality institutions.  The Company has not incurred any credit risk losses related to these investments.

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

Warranties

The Company offers warranties generally ranging from one to three years, depending on the product and negotiated terms of the purchase agreements with customers.  Such warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. Warranties are not offered on sales of excess component inventory.  The Company records an estimate for warranty-related costs at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs (see Note 3). Such costs have historically been consistent between periods and within management’s expectations and the provisions established.

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

In accordance with ASC Topic 718, employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period.  Given that stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated average forfeiture rates are based on historical forfeiture experience and estimated future forfeitures.

The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, which affect the estimated fair values of the Company’s common stock option awards.  The expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option.  This calculation is based on the safe harbor method permitted by the SEC in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available.  Prior to fiscal 2009, the expected volatility was based on the historical volatilities of the common stock of comparable publicly traded companies based on management’s belief that the Company had limited historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. Beginning in fiscal 2009, the expected volatility is based on the historical volatility of the Company’s common stock.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company’s history and management’s expectation regarding dividend payouts.  Compensation expense for common stock option awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award.

The Company recognizes the fair value of restricted stock awards issued to employees and outside directors as stock-based compensation expense on a straight-line basis over the vesting period for the last separately vesting portion of the awards.  Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the restricted stock award, if any, reduced by expected forfeitures.

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

Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the condensed consolidated financial statements.  A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Collaborative Arrangement

The Company has entered into a collaborative arrangement with a partner in order to develop products using certain of the Company’s proprietary technology.  Under the arrangement, the development partner was granted a non-exclusive license to specified intellectual property for exclusive use in the development and production of ASIC chipsets for the Company.  Both the Company and the development partner provided and continue to provide engineering project management resources at their own expense.  The development partner is entitled to non-recurring engineering fees based upon the achievement of development milestones, and to a minimum portion of the Company’s purchasing allocations for the component.  Expenses incurred and paid to the development partner are included in research and development expense in the accompanying condensed consolidated statements of operations.

Comprehensive Loss

ASC Topic 220 establishes standards for reporting and displaying comprehensive income and its components in the condensed consolidated financial statements. Accumulated other comprehensive loss includes unrealized gains or losses on investments.

Risks and Uncertainties

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in China, in particular.  Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments.  If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted.  Restricted net assets of our subsidiary in the PRC totaled $2.7 million at both July 3, 2010 and January 2, 2010.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, excluding unvested shares issued pursuant to restricted share awards under our share-based compensation plans.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, and the exercise of warrants, computed using the treasury stock method.  In periods of losses, basic and diluted loss per share are the same, as the effect of stock options, unvested restricted share awards and warrants on loss per share is anti-dilutive.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	July 3,	January 2,
	2010	2010

Raw materials	$2,334	$997
Work in process	656	342
Finished goods	1,269	893
	$4,259	$2,232

Warranty Liability

The following table summarizes the activity related to the warranty liability (in thousands):

	Six Months Ended
	July 3,	July 4,
	2010	2009

Beginning balance	$240	$277
Charged to costs and expenses	81	92
Usage	(111)	(108)
Ending balance	$210	$261

The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Facility Relocation Costs

The following table summarizes the activity related to the Company’s accrual for facility relocation costs during the six months ended July 3, 2010 and July 4, 2009 (in thousands):

	Six Months Ended
	July 3,	July 4,
	2010	2009

Beginning balance	$84	$80
(Reduction) increase in expected costs	(28)	61
Net payments	(6)	(17)
Ending balance	$50	$124

In May 2009, the Company entered into an agreement to sublease a portion of its new domestic headquarters facility to another tenant at a discount from the rent required under its lease commitment.  As a result, the Company recorded an additional charge of approximately $61,000.  In February 2010, the sublessor vacated the space that it had subleased.  The Company determined that the space could be used in its operations.  As a result, the Company reversed $28,000 of its accrual for facility relocation costs.  The resulting expense increase and reduction are included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended July 3, 2010 and July 4, 2009.

The liability for facility relocation costs is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Comprehensive Loss

The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net loss	$(3,974)	$(3,964)	$(6,939)	$(7,811)
Other comprehensive loss:
Change in net unrealized gain (loss) on investments, net of tax	(12)	6	(47)	38
Total comprehensive loss	$(3,986)	$(3,958)	$(6,986)	$(7,773)

Accumulated other comprehensive loss reflected on the condensed consolidated balance sheets at July 3, 2010 and January 2, 2010, represents accumulated net unrealized losses on investments in marketable securities.

Computation of Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Numerator: Net loss	$(3,974)	$(3,964)	$(6,939)	$(7,811)
Denominator: Weighted-average common shares outstanding, basic and diluted	24,780	19,855	22,734	19,855
Net loss per share, basic and diluted	$(0.16)	$(0.20)	$(0.31)	$(0.39)

The following table sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, and the exercise of warrants, computed using the treasury stock method.  These potential common shares have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the periods then ended (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Common share equivalents	1,798	388	2,070	277

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the periods then ended.

Major Customers

Net sales to some of the Company’s OEM customers include memory modules that are qualified by the Company directly with the OEM customer and sold to electronic manufacturing services providers (“EMSs”), for incorporation into products manufactured exclusively for the OEM customer or in some instances, to facilitate credit and logistics. These net sales to EMSs have historically fluctuated period to period as a portion of the total net sales to the OEM customers.  Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name Foxconn that purchases memory modules from the Company for incorporation into products manufactured exclusively for Dell, Inc. (“Dell”), represented approximately 92% and 58% of net sales to Dell for the six months ended July 3, 2010 and July 4, 2009, respectively.  Arrow Electronics Inc. (“Arrow”) is an EMS for DRS Electronics, Inc. (“DRS Electronics”).  Substantially all of the Company’s products sold to Arrow are incorporated into components manufactured for DRS Electronics.  Similarly, Flextronics International Ltd. (“Flextronics”) distributes substantially all of the products purchased from the Company to F5 Networks, Inc. (“F5 Networks”).  The following table sets forth sales to customers comprising 10% or more of the Company’s net sales for the periods presented:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Customer:
Dell (including Foxconn)	49%	60%	44%	49%
Flextronics (F5 Networks)	32%	* %	32%	* %
Arrow Electronics (DRS Electronics)	* %	15%	* %	17%

*  less than 10% of net sales

The Company’s accounts receivable are concentrated with two customers at July 3, 2010 representing approximately 48% and 40%, and two customers at January 2, 2010, representing approximately 68% and 10%, of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.  The Company mitigates risk associated with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth cash received (paid) for income taxes and interest for the periods presented (in thousands):

	Six Months Ended
	July 3,	July 4,
	2010	2009

Income taxes	$725	$(12)
Interest	$(36)	$(29)

Note 4—Fair Value Measurements

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s investments in marketable securities (in thousands):

		Fair Value Measurements at July 3, 2010 Using
	Fair Value at July 3, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale debt securities:
Obligations of the U.S. government	$1,000	$1,000	$—	$—
Federal agency notes and bonds	500	500	—	—
Commercial paper	1,049	—	1,049	—
Corporate notes and bonds	2,662	—	2,662	—
Auction and variable floating rate notes	902	—	—	902
Total	$6,113	$1,500	$3,711	$902

		Fair Value Measurements at January 2, 2010 Using
	Fair Value at January 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale debt securities:
Obligations of the U.S. government	$997	$997	$—	$—
Federal agency notes and bonds	61	61	—	—
Commercial paper	1,048	1,048	—	—
Corporate notes and bonds	1,843	1,843	—	—
Auction and variable floating rate notes	941	—	—	941
Total	$4,890	$3,949	$—	$941

As of January 3, 2010, the Company reclassified its investments in commercial paper and corporate notes and bonds, with a fair value of $2,891,000, from assets measured at fair value using Level 1 inputs to assets measured at fair value using Level 2 inputs.  The transfer resulted solely from management’s reassessment of the level of activity in the secondary market for these investments, which historically has been low due to the short-term nature of the instruments.  Management does not believe that the reassessment in any way reflects a change in the actual liquidity or credit quality of these investments.  The reassessment was precipitated by a change in custodial institutions in connection with the Company’s new revolving credit agreement (see Note 6).

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

	Six Months Ended
	July 3,	July 4,
	2010	2009

Beginning balance	$941	$960
Unrealized loss included in accumulated other comprehensive loss	(39)	19
Ending balance	$902	$979

Note 5—Investments in Marketable Securities

Investments in marketable securities consist of the following (in thousands):

	July 3, 2010
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value
Obligations of the U.S. government	$999	$1	$1,000
Federal agency notes and bonds	500	—	500
Commercial paper	1,049	—	1,049
Corporate notes and bonds	2,665	(3)	2,662
Auction and variable floating rate notes	1,003	(101)	902
	$6,216	$(103)	$6,113

	January 2, 2010
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value

Obligations of the U.S. government	$997	$—	$997
Federal agency notes and bonds	61	—	61
Commercial paper	1,048	—	1,048
Corporate notes and bonds	1,839	4	1,843
Auction and variable floating rate notes	1,002	(61)	941
	$4,947	$(57)	$4,890

Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method.  Net realized gains and losses recorded were not significant in any of the periods reported upon.

The following table provides the breakdown of investments in marketable securities with unrealized losses (in thousands):

	July 3, 2010
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Corporate notes and bonds	1,922	(3)	—	—
Auction and variable floating rate notes	—	—	902	(101)
	$1,922	$(3)	$902	$(101)

	January 2, 2010
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Corporate notes and bonds	$366	$(1)	—	—
Auction and variable floating rate notes	—	—	941	(61)
	$366	$(1)	$941	$(61)

As of July 3, 2010 and January 2, 2010, the Company held seven and four investments, respectively, that were in an unrealized loss position.

Auction Rate Securities

Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of July 3, 2010 and January 2, 2010, the Company held two investments in auction rate securities with a total purchase cost of $1.0 million. These two investments represent (i) a Baa1 rated, fully insured debt obligation of a municipality and (ii) an A3 rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education. Given the insufficient observable market inputs and related information available, the Company has classified its investments in auction rate securities within Level 3 of the fair value hierarchy (see Note 4).

The Company does not believe that the current illiquidity of its investments in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying securities may be called by the issuer. Given these and other uncertainties, the Company’s investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheet as of July 3, 2010. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $101,000 at July 3, 2010, are temporary because (i) the Company believes that the absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a relatively high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in the market occurs.

Other Investments in Marketable Securities

Excluding its auction rate securities, the gross unrealized losses on the Company’s other investments in marketable securities totaled approximately $3,000 and $1,000 as of July 3, 2010 and January 2, 2010, respectively, and are generally due to the ongoing uncertainties in the credit and financial markets, as well as changes in interest rates. The fair value of these investments was determined based on Level 1 and Level 2 inputs, consisting of quoted prices from actual market transactions for identical investments. The Company has determined that the unrealized losses on these investments as of July 3, 2010 are temporary in nature. Factors considered in determining whether impairments are other than temporary include (i) the length of time and extent to which fair value has been less than the amortized cost basis, (ii) the financial condition and near-term prospects of the investee and (iii) the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

The following table presents the amortized cost and fair value of the Company’s investments in marketable securities classified as available-for-sale at July 3, 2010 by contractual maturity (in thousands):

	July 3, 2010
	Amortized	Fair
	Cost	Value
Maturity
Less than one year	$5,213	$5,211
One to two years	—	—
Greater than two years*	1,003	902
	$6,216	$6,113

*                 Comprised of auction rate securities which generally have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

Note 6—Credit Agreement

On October 31, 2009, the Company entered into a revolving credit agreement with Silicon Valley Bank.  Under the original terms of the credit agreement, the Company could borrow up to the lesser of (i) 80% of eligible accounts receivable, minus $1.0 million, or (ii) $5.0 million.  The revolving credit agreement was amended on March 24, 2010 to allow for increased accounts receivable eligibility and to remove the $1.0 million reduction from the calculated accounts receivable borrowing base and further amended on June 30, 2010 to modify certain financial covenants.  The credit agreement contains an overall sublimit of $2.5 million to collateralize the Company’s contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement.  At July 3, 2010, letters of credit in the amount of $1.8 million were outstanding.  The letters of credit expire on September 30, 2010.

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

The Company’s previous credit facility, which consisted of a revolving line of credit and a non-revolving equipment line, expired on August 31, 2009 and all borrowings were repaid to the bank.  Interest on the credit facility was payable monthly at the greatest of (i) the sum of the prime rate plus 3%, (ii) the sum of LIBOR plus 6% or (iii) 8%.

The following table presents details of interest expense related to borrowings on revolving credit lines, along with certain other applicable information (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Interest expense	$13	$9	$24	$12

	July 3,	January 2,
	2010	2010
Outstanding borrowings on the revolving line of credit	$—	$—
Borrowing availability under the revolving line of credit	$3,200	$—

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

The revolving credit agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and profitability and restrictions on the payment of dividends.  As of July 3, 2010, the Company was in compliance with its financial covenants.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 3,	January 2,
	2010	2010
Obligations under capital leases	$102	$159
Less current portion	(92)	(108)
	$10	$51

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Interest expense	$2	$8	$5	$19

Note 8—Income Taxes

The following table sets forth the Company’s provision (benefit) for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Provision (benefit) for income taxes	$2	$31	$(725)	$49
Effective tax rate	(0.1)%	(0.8)%	9.5%	(0.6)%

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

During the six months ended July 3, 2010, the Company carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and received a federal income tax refund of approximately $0.7 million.

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of July 3, 2010 and January 2, 2010.  Accordingly, no benefit has been recognized for net deferred tax assets, including net operating losses that cannot be realized currently via carryback to periods of taxable income.

The Company had unrecognized tax benefits at July 3, 2010 and January 2, 2010 of approximately $0.1 million that, if recognized, would affect the Company’s annual effective tax rate.

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

Patent Claims

In May 2008, the Company initiated discussions with Google, Inc. regarding the Company’s claims that Google has infringed on a US patent assigned to the Company relating generally to “rank multiplication” in memory modules. On August 29, 2008, Google filed a declaratory judgment lawsuit against the Company in United States District Court for the Northern District of California, seeking a declaration that Google did not infringe on the Company’s patent, and that the Company’s patent is invalid. Google is not seeking any monetary damages. On November 18, 2008, the Company filed a counterclaim for infringement of the patent by Google. Claim construction proceedings were held on November 14, 2009, and the Company prevailed on every disputed claim construction issue. On June 1, 2010, the Company filed a motion for summary judgment of patent infringement and a motion for summary judgment dismissing Google’s affirmative defenses based on Netlist’s activities with the JEDEC standard-setting body. Trial is currently set for November 1, 2010.

On December 4, 2009, the Company filed a patent infringement suit against Google in the United States District Court for the Northern District of California, seeking damages and injunctive relief based on Google’s infringement of a recently issued patent related to the Company’s patent-in-suit in the August 29, 2008 declaratory judgment action filed by Google. On February 3, 2010 the court ordered a settlement conference in both cases by May 4, 2010. On February 11, 2010, Google answered the Company’s complaint and has asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and contractual breaches in connection with the setting of standards covered by the patent. The counterclaim seeks unspecified compensatory damages.  Claim construction proceedings are currently scheduled for September 9, 2010.  The Company intends to vigorously pursue its infringement claims against Google and to vigorously defend against Google’s claims.

On September 22, 2009, the Company filed a patent infringement lawsuit against Inphi Corporation in the United States District Court for the Central District of California. The suit alleges that Inphi is contributorily infringing and actively inducing the infringement of a US patent assigned to the Company which is directed to memory modules with load isolation and memory domain translation capabilities. The Company is seeking damages and injunctive relief based on Inphi’s use of its patented technology. On December 22, 2009, Netlist filed an Amended Complaint asserting claims of patent infringement based on two additional patents concerning load isolation and memory domain translation technologies. Inphi has denied infringement and has asserted that the patents-in-suit are invalid. On April 20, 2010, Inphi filed a request for reexamination of all three patents in suit with the United States Patent and Trademark Office and concurrently, filed a motion to stay the case until the Patent Office completes reexamination. The stay was granted on May 18, 2010; however, the Company intends to continue to vigorously pursue its infringement claims and to vigorously defend against Inphi’s claims of invalidity in the Patent Office as well as the Court.

On November 30, 2009, Inphi Corporation filed a patent infringement lawsuit against the Company in the United States District Court for the Central District of California alleging infringement of two patents related to memory module output buffers. Discovery is currently underway, and the Company intends to vigorously defend against Inphi’s claims of infringement.

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

Trade Secret Claim

On November 18, 2008, the Company filed a claim for trade secret misappropriation against Texas Instruments (“TI”) in Santa Clara County Superior Court, based on TI’s disclosure of confidential Company materials to the JEDEC standard-setting body.  Pursuant to a confidential settlement agreement between the parties, the case was dismissed with prejudice on May 10, 2010.

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

Note 10—Stockholders’ Equity

Common Stock

On March 24, 2010, the Company sold 4,594,250 shares of common stock in a registered public offering.  The shares were sold to the public at a price of $3.85 per share.  The Company received net proceeds of $16.2 million, after underwriting discounts and commissions, and estimated expenses payable by the Company.

Stock-Based Compensation

The Company has stock-based compensation awards outstanding pursuant to the 2000 Equity Incentive Plan (the “2000 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”).  Effective as of the IPO, no further grants may be made under the 2000 Plan.  In addition to awards made pursuant to the 2006 Plan, the Company periodically issues inducement grants outside the 2006 Plan to certain new hires.  In the six months ended July 3, 2010, the Company issued 305,000 stock options pursuant to inducement grants.

On June 2, 2010, the Company’s shareholders approved an amendment to the 2006 Plan to provide that the number of shares of common stock that may be issued shall be increased annually by a number of shares equal to the lesser of 5.0% of the issued and outstanding shares as of January 1 of each year or 1,200,000 shares.  Prior to June 2, 2010, the annual increase in shares available under the 2006 Plan was capped at 500,000.  The amendment is effective for fiscal 2010.  An additional 505,566 shares are available for issuance as a result of the amendment to the 2006 Plan.  At July 3, 2010, the Company had 607,281 shares available for grant pursuant to option, stock appreciation right, performance unit, restricted stock, restricted stock unit or stock grant awards under the 2006 Plan.

A summary of the Company’s common stock option activity as of and for the six months ended July 3, 2010 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 2, 2010	4,298	$2.41
Options granted	360	3.58
Options exercised	(56)	1.19
Options cancelled	(142)	0.93
Options outstanding at July 3, 2010	4,460	$2.57

A summary of the Company’s restricted stock awards as of and for the six months ended July 3, 2010 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at January 2, 2010	—	$—
Restricted stock granted	486	3.48
Balance outstanding at July 3, 2010	486	$3.48

Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Six Months Ended
	July 3,	July 4,
	2010	2009
Expected term (in years)	5.5	5.4
Expected volatility	146%	111%
Risk-free interest rate	2.43%	2.96%
Expected dividends	—	—
Weighted-average grant date fair value per share	$3.30	$0.27

The weighted-average fair value per share of the restricted stock granted in the six months ended July 3, 2010 was $3.48, calculated based on the fair market value of the Company’s common stock on the respective grant dates.

At July 3, 2010, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2010 through fiscal 2014 related to unvested common stock options and restricted stock awards is approximately $3.2 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.1 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Warrants

A summary of activity with respect to outstanding warrants to purchase shares of the Company’s common stock for the six months ended July 3, 2010 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at January 2, 2010	18	$1.25
Warrants exercised	(18)	1.25
Warrants outstanding and exercisable at July 3, 2010	—	$—

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At July 3, 2010 and January 2, 2010, approximately $2.6 million and $3.0 million, respectively, of the Company’s net long-lived assets were located in the PRC.

Note 12—Subsequent Events

In July 2010, the Company purchased approximately $0.4 million of equipment under two 36-month capital lease agreements.  The interest rates on the leases are approximately 6%.  Annual repayment commitments under the leases are approximately $0.1 million.

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

The section entitled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed with the SEC on February 19, 2010, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

This Report contains forward-looking statements that involve risks, uncertainties, estimates and assumptions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to, continuing development, qualification and volume production of NetVault™NV and HyperCloud™; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation over infringement of our intellectual property; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the People’s Republic of China.  Other risks and uncertainties are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2010.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

In November 2009, we introduced HyperCloud™ DDR3 memory technology.  HyperCloud™ utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction functionality that increases memory bandwidth.  We expect that this achievement will make possible improved levels of performance for memory intensive datacenter applications and workloads, including search engines, social networks/communications, media internet portals, virtualization, and high performance scientific and defense-related computing.  HyperCloud™ memory is being evaluated by several of our OEM customers for use in their server products.  HyperCloud™ is interoperable with Joint Electronics Devices Engineering Council (“JEDEC”) standard DDR3 memory modules.  Our HyperCloud™ products are designed to allow for installation in servers without the need for a bios change.  As such, their anticipated sales launch is not dependent on the design plans or product cycle of our OEM customers.  As of July 3, 2010, we have not shipped any production quantities of HyperCloud™.

In February 2010, we announced general availability of NetVaultTM NV, a non-volatile cache memory subsystem targeting Redundant Array of Independent Disks, (“RAID”) storage applications.  NetVaultTM NV provides server and storage OEMs a solution for enhanced datacenter fault recovery. Unlike our traditional battery-powered fault tolerant cache product which relied solely on batteries to power the cache, NetVaultTM NV utilizes a combination of DRAM for high throughput performance and flash for extended data retention.  The introduction of NetVaultTM NV, as well as the launch of the Dell, Inc. (“Dell”) PERC 7 line of servers in December 2009, has resulted in RAID controller subsystem revenues of $7.0 million, or 41% of total revenues for the six months ended July 3, 2010, compared with $1.5 million, or 29% of total revenues for the six months ended July 4, 2009.  Although revenues through July 3, 2010 have been exclusively for shipments to Dell, we intend to qualify NetVault TMNV with several OEMs and to pursue end-user opportunities.  Although we can make no assurances, we anticipate that NetVaultTM products will continue to contribute significantly to our revenues as the product ramps through the second half of 2010.

The remainder of our revenues arise primarily from OEM sales of custom memory modules, the majority of which are utilized in data center and industrial applications.  When developing custom modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit.  Revenues from custom modules have improved as a result of OEM product placements on new platforms and improved economic conditions compared with 2009.  The continuation of this trend, which cannot be assured, is dependent on our ability to qualify our memory modules on new platforms as current platforms reach the end of their life cycles, and on the state of the global economy.

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales.  Dell and Flextronics International Ltd. (“Flextronics”) represented approximately 44% and 32%, respectively, of our net sales for the six months ended July 3, 2010.  Dell and Arrow Electronics, Inc. (“Arrow”) represented approximately 49% and 17%, respectively, of our net sales for the six months ended July 4, 2009.  Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers (“EMSs”), for incorporation into products manufactured exclusively for the OEM customer or in some instances, to facilitate credit and logistics. These net sales to EMSs have historically fluctuated period to period as a portion of the total net sales to the OEM customers.  Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name Foxconn that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 92% and 58% of net sales to Dell for the six months ended July 3, 2010 and July 4, 2009, respectively.  Arrow is an EMS for DRS Electronics, Inc. (“DRS Electronics”).  Substantially all of our products sold to Arrow are incorporated into components manufactured for DRS Electronics.  Similarly, Flextronics distributes substantially all of the products purchased from us to F5 Networks, Inc.

Key Business Metrics

The following describes certain line items in our condensed consolidated statements of operations that are important to management’s assessment of our financial performance:

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

Research and Development.  Research and development expense consists primarily of employee and independent contractor compensation and related costs, non-recurring engineering fees, patent filing and protection legal fees, computer-aided design software licenses, reference design development costs, depreciation or rental of evaluation equipment, stock-based compensation, and occupancy and other allocated overhead costs. Also included in research and development expense are the costs of material and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process, reduced by estimated salvage value.  Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for incorporation into their products.  All research and development costs are expensed as incurred. We anticipate that research and development expenditures will increase in future periods as we seek to expand new product opportunities, increase our activities related to new and emerging markets and continue to develop additional proprietary technologies.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, sample expense and occupancy and other allocated overhead costs. A significant portion of our selling effort is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. As we continue to service existing and establish new customers, we anticipate that our sales and marketing expenses will increase.

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

We evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  As of July 3, 2010 and January 2, 2010, we have provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to uncertainty of future utilization.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. We review our estimates on an on-going basis. Actual results may differ from these estimates, which may result in material adverse effects on our operating results and financial position. We believe the following critical accounting policies involve our more significant assumptions and estimates used in the preparation of our condensed consolidated financial statements:

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

We generally use customer purchase orders and/or contracts as evidence of an arrangement. Delivery occurs when goods are shipped for customers with FOB Shipping Point terms and upon receipt for customers with FOB Destination terms, at which time title and risk of loss transfer to the customer. Shipping documents are used to verify delivery and customer acceptance. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund.  Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess component inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. We offer a standard product warranty to our customers and have no other post-shipment obligations. While these sales returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience similar sales return rates in the future. Any significant increase in product return rates could have a material adverse effect on our operating results for the period or periods in which such returns materialize.  We assess collectibility based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer’s payment history.

All amounts billed to customers related to shipping and handling are classified as net sales, while all costs incurred by us for shipping and handling are classified as cost of sales.

Fair Value of Financial Instruments.  Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments.  Other than for certain investments in auction rate securities, commercial paper and short-term corporate bonds, the fair value of our cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs.  Because of their short-term nature, commercial paper and short-term corporate bonds are not frequently traded.  Although there are observable quotes for these securities, the markets are not considered active.  Accordingly, the fair values of these investments are based on Level 2 inputs.  We recognize transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

Warranty Reserve.  We offer product warranties generally ranging from one to three years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer.  Warranties are not offered on sales of excess component inventory.  Our estimates for warranty-related costs are recorded at the time of sale based on historical and estimated future product return rates and expected repair or replacement costs. While such costs have historically been consistent between periods and within our expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on us, requiring additional warranty reserves, and adversely affecting our gross profit and gross margins.

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

In accordance with ASC Topic 718, employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period.  Given that stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated average forfeiture rates are based on historical forfeiture experience and estimated future forfeitures.

The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of our common stock option awards. The expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option.  This calculation is based on the safe harbor method permitted by the SEC in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available.  Prior to fiscal 2009, the expected volatility was based on the historical volatilities of the common stock of comparable publicly traded companies based on our belief that we had limited historical data regarding the volatility of our stock price on which to base a meaningful estimate of expected volatility. Beginning in fiscal 2009, the expected volatility is based on the historical volatility of our common stock.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on our history and our expectations regarding dividend payouts. We evaluate the assumptions used to value our common stock option awards on a quarterly basis. If factors change and we employ different assumptions, stock- based compensation expense may differ significantly from what we have recorded in prior periods.  Compensation expense for common stock option awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award.

We recognize the fair value of restricted stock awards issued to employees and outside directors as stock-based compensation expense on a straight-line basis over the vesting period for the last separately vesting portion of the awards.  Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the restricted stock award, if any, reduced by expected forfeitures.

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

Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the condensed consolidated financial statements.  A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net sales	100%	100%	100%	100%
Cost of sales	80	92	79	105
Gross profit (loss)	20	8	21	(5)
Operating expenses:
Research and development	34	64	36	68

Selling, general and administrative	28	67	30	76
Total operating expenses	62	131	66	144
Operating loss	(43)	(123)	(45)	(149)
Other income (expense):
Interest income, net	—	1	—	2
Other income (expense), net	—	(2)	1	2
Total other income (expense), net	—	(1)	1	4
Loss before provision (benefit) for income taxes	(43)	(124)	(44)	(145)

Provision (benefit) for income taxes	—	1	(4)	1
Net loss	(43)%	(125)%	(40)%	(146)%

Three and Six Months Ended July 3, 2010 Compared to Three and Six Months Ended July 4, 2009

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three and six months ended July 3, 2010 and July 4, 2009 (in thousands, except percentages):

	Three Months Ended
	July 3,	July 4,		%
	2010	2009	Change	Change

Net sales	$9,304	$3,173	$6,131	193%
Cost of sales	7,486	2,929	4,557	156%
Gross profit	$1,818	$244	$1,574	645%
Gross margin	20%	8%	12%

	Six Months Ended
	July 3,	July 4,		%
	2010	2009	Change	Change

Net sales	$17,194	$5,335	$11,859	222%
Cost of sales	13,558	5,628	7,930	141%
Gross profit (loss)	$3,636	$(293)	$3,929	1,341%
Gross margin	21%	(5)%	27%

Net Sales.  Overall, net sales of our RAID, data center optimization and industrial applications increased as a result of the selection of our memory modules for inclusion in new product platforms.  Net sales in all product categories have benefited from resurgence in technology investment, as general economic conditions have improved.  Should economic conditions erode positive sales trends may not continue.

The increase in net sales for the three months ended July 3, 2010 as compared with the three months ended July 4, 2009 resulted primarily from increases of approximately (i) $3.3 million in sales of NetVault™ non-volatile cache systems used in RAID controller subsystems, including $2.4 million from the launch of NetVault™ NV, the flash-based cache system that became generally available in 2010, and (ii) $2.3 million in sales of memory modules utilized in data center targeted server applications.

The increase in net sales for the six months ended July 3, 2010 as compared with the six months ended July 4, 2009 resulted from increases of approximately (i) $5.5 million in sales of NetVault™ products, including $2.6 million from NetVault™ NV, (ii) $4.2 million in sales of memory modules utilized in data center targeted server applications, and (iii) $1.2 million in sales of memory modules designed for industrial applications.

Gross Profit (Loss) and Gross Margin.  The overall improvements in gross profit (loss) are due to increased sales and manufacturing volume.

Gross profit for the three months ended July 3, 2010 as compared to the three months ended July 4, 2009 increased due to the 193% increase in net sales between the two periods, resulting in profits earned on each unit sold, as well as an improved ability to absorb fixed manufacturing costs.  These volume based improvements are partially offset by increased DRAM prices, which affected margins in some product categories.  Gross profits for the six months ended July 3, 2010 as compared to the six months ended July 4, 2009 were impacted by the same trends, including a 222% increase in net sales between the two periods.

Research and Development.

The following table presents research and development expenses for the three and six months ended July 3, 2010 and July 4, 2009 (in thousands, except percentages):

	Three Months Ended
	July 3,	July 4,		%
	2010	2009	Change	Change

Research and development	$3,190	$2,030	$1,160	57%

	Six Months Ended
	July 3,	July 4,		%
	2010	2009	Change	Change
Research and development	$6,198	$3,644	$2,554	70%

The increase in research and development expense in the three months ended July 3, 2010 as compared to the three months ended July 4, 2009 resulted primarily from increases of (i) $0.3 million in engineering expenses as a result of an increase in non-recurring engineering charges and both internal engineering headcount and outside contractors engaged in new product development activities in the first quarter of 2010, (ii) $0.4 million in legal and professional fees as we continue to increase patent filing and protection activities related to new and emerging markets and (iii) $0.4 million in material expenses related to product builds and testing, primarily related to our HyperCloud™ products.

The increase in research and development expense in the six months ended July 3, 2010 as compared to the six months ended July 4, 2010 resulted primarily from increases of (i) $1.0 million in non-recurring engineering charges, headcount, and outside consultants, (ii) $1.0 million in patent related legal expense, and (iii) $0.5 million in product qualification builds and testing.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three and six months ended July 3, 2010 and July 4, 2009 (in thousands, except percentages):

	Three Months Ended
	July 3,	July 4,		%
	2010	2009	Change	Change

Selling, general and administrative	$2,607	$2,120	$487	23%

	Six Months Ended
	July 3,	July 4,		%
	2010	2009	Change	Change
Selling, general and administrative	$5,177	$4,055	$1,122	28%

The increase in selling, general and administrative expense in the three months ended July 3, 2010 as compared to the three months ended July 4, 2009 resulted primarily from increases of approximately (i) $0.2 million in commission expenses due to an increase in sales revenue, (ii) $0.1 million in personnel-related expenses primarily attributable to hiring personnel to support the development of  markets for HyperCloud™ and NetVault™ NV, and (iii) $0.1 million in product samples and travel costs as a result of activities related to the OEM qualification process for HyperCloud™ and NetVault™ NV.

The increase in selling, general and administrative expense in the six months ended July 3, 2010 as compared to the six months ended July 4, 2009 resulted primarily from increases of approximately (i) $0.4 million in commission expenses, (ii) $0.4 million in personnel-related expenses, and (iii) $0.3 million in product samples and travel costs as a result of activities related to the OEM qualification process for HyperCloud™ and NetVault™ NV.

Other Income (Expense).

The following table presents other income for the three and six months ended July 3, 2010 and July 4, 2009 (in thousands, except percentages):

	Three Months Ended
	July 3,	July 4,		%
	2010	2009	Change	Change

Interest income, net	$3	$18	$(15)	(83)%
Other income (expense), net	4	(45)	49	109%
Total other income (expense), net	$7	$(27)	$34	126%

	Six Months Ended
	July 3,	July 4,		%
	2010	2009	Change	Change

Interest income, net	$4	$100	$(96)	(96)%
Other income (expense), net	71	130	(59)	(45)%
Total other income (expense), net	$75	$230	$(155)	(67)%

Net interest income for the three and six months ended July 3, 2010 was comprised of nominal interest income, offset by nominal interest expense.  Net interest income for the three and six months ended July 4, 2009 was comprised of interest income of approximately $0.2 million and $0.5 million, respectively, partially offset by interest expense of approximately $0.1 million and $0.02 million, respectively.  The decrease in interest income in the three and six months ended July 3, 2010 as compared to the three and six months ended July 4, 2009 was due to a combination of our lower average cash and investment balances and the decrease in the yield earned on those balances due to lower interest rates.  The decrease in interest expense during 2010 as compared to 2009 resulted primarily from our lower average outstanding balances on our line of credit and debt balances during the current year.

Other income, net, for the six months ended July 3, 2010 was primarily comprised of cash proceeds from the early termination of a sublease of our headquarters facility.  Other income, net, for the six months ended July 4, 2009 was primarily comprised of gains from the sale of equipment held for sale during the first quarter.

(Benefit) Provision for Income Taxes.

The following table presents the (benefit) provision for income taxes for the three and six months ended July 3, 2010 and July 4, 2009 (in thousands, except percentages):

	Three Months Ended
	July 3,	July 4,		%
	2010	2009	Change	Change

Provision (benefit) for income taxes	$2	$31	$(29)	(94)%

	Six Months Ended
	July 3,	July 4,		%
	2010	2009	Change	Change

Provision (benefit) for income taxes	$(725)	$49	$774	1,580%

On an interim basis, we estimate what our effective tax rate will be in each jurisdiction for the full fiscal year and record a quarterly income tax (benefit) provision in accordance with the anticipated blended annual rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.  During the six months ended July 3, 2010, we carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and recorded a tax benefit and income tax receivable of approximately $0.7 million, which was received in April 2010.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.  The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

We evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, we have provided a full valuation allowance as of July 3, 2010 and January 2, 2010.  Accordingly, no benefit has been recognized for net deferred tax assets, including net operating losses that cannot be realized currently via carryback to periods of taxable income.

Our income tax benefit of $0.7 million for the six months ended July 3, 2010 was the result of a special carryback of operating losses that was made available through legislative changes.  We recorded a provision for income taxes for the quarters ended July 3, 2010 and July 4, 2009 and for the six months ended July 4, 2009 due to state minimum taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit under our bank credit facility, from capitalized lease obligations and from the sale and leaseback of our domestic manufacturing facility.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	July 3,	January 2,
	2010	2010
Working Capital	$24,172	$13,379

Cash and cash equivalents(1)	$16,993	$9,942
Short-term marketable securities(1)	5,211	3,949
Long-term marketable securities	902	941
	$23,106	$14,832

(1) Included in working capital

Our working capital increased in the six months ended July 3, 2010 primarily as a result of our increase in cash, cash equivalents and short-term marketable securities resulting from our public offering of our shares of common stock.  Additionally, we experienced increases in certain operating assets, offset by increases in certain operating liabilities resulting from our increase in sales of our legacy products and production ramp up for HyperCloud™ and NetVault™ NV.

Cash Provided and Used in the Six Months Ended July 3, 2010 and July 4, 2009

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	July 3,	July 4,
	2010	2009

Net cash provided by (used in):
Operating activities	$(7,530)	$(3,429)
Investing activities	(1,662)	(3,592)
Financing activities	16,243	1,913
Net increase (decrease) in cash and cash equivalents	$7,051	$(5,108)

Operating Activities. Net cash used in operating activities for the six months ended July 3, 2010 was primarily a result of (i) net loss of approximately $6.9 million and (ii) cash used by changes in operating assets and liabilities of approximately $2.5 million, partially offset by approximately $1.9 million in net non-cash operating expenses, primarily consisting of depreciation and amortization and stock-based compensation expense.  Net cash used in operating activities for the six months ended July 4, 2009 was primarily a result of a net loss of approximately $7.8 million, partially offset by (i) approximately $2.8 million in net cash provided by changes in operating assets and liabilities, and (ii) approximately $1.6 million in net non-cash operating expenses, primarily comprising depreciation and amortization and stock-based compensation.

Accounts receivable increased approximately $2.8 million during the six months ended July 3, 2010 primarily as a result of the increase in our net sales during the period. During the same period, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.  Inventories increased approximately $2.0 million during the six months ended July 3, 2010 as we prepare for production of our HyperCloud™ products and initiated production of our NetVault™ NV products.  During the six months ended July 3, 2010, we were able to partially fund the growth in our accounts receivable and inventory through an increase in accounts payable of $2.1 million, primarily from component vendors.

Investing Activities. Net cash used in investing activities for the six months ended July 3, 2010 was primarily the result of purchases of $2.4 million of investments in marketable securities, offset by sales of $1.1 million.  Additionally, we acquired $0.4 million in property and equipment.  Net cash used in investing activities for the six months ended July 4, 2009 was primarily a result of purchases of additional investments in marketable securities of approximately $10.2 million, partially offset by (i) proceeds received from maturities and sales of certain investments in marketable securities of approximately $6.3 million and (ii) proceeds from the sale of equipment of $0.3 million.

Financing Activities. Net cash provided by financing activities for the six months ended July 3, 2010 was a result of the net proceeds of $16.2 million from the sale of 4,594,250 shares of our common stock in a registered public offering, which closed on March 24, 2010.  Net cash provided by financing activities for the six months ended July 4, 2009 was a result of net borrowing on our credit facility of approximately $2.2 million, partially offset by repayment of approximately $0.2 million on our long-term debt.

Capital Resources

On October 31, 2009, we entered into a revolving credit agreement with Silicon Valley Bank.  Under the original terms of the credit agreement, we could borrow up to the lesser of (i) 80% of eligible accounts receivable, minus $1.0 million, or (ii) $5.0 million.  The revolving credit agreement was amended on March 24, 2010 to allow for increased accounts receivable eligibility and to remove the $1.0 million reduction from the calculated accounts receivable borrowing base and further amended on June 30, 2010 to modify certain financial covenants.  The credit agreement contains an overall sublimit of $2.5 million to collateralize our contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement.  Interest is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the financial institution, or (ii) prime plus 2.25%.  The credit agreement matures on October 30, 2010, at which time all advances and interest are due and payable.  At July 3, 2010, letters of credit in the amount of $1.8 million were outstanding.

The following table presents details of outstanding borrowings and availability under our line of credit (in thousands):

	July 3,	January 2,
	2010	2010
Outstanding borrowings on the revolving line of credit	$—	$—
Borrowing availability under the revolving line of credit	$3,200	$—

Obligations under our revolving credit agreement are secured by a first priority lien on our tangible and intangible assets.  In connection with the revolving credit agreement, we entered into an Intercompany Subordination Agreement, which provided that Netlist Technology Texas, LP, one of our subsidiaries, is an additional obligor on the revolving credit agreement.

The only restriction on the use of these funds is that we must be in compliance with the covenants of the revolving credit agreement.  The credit agreement includes affirmative and negative covenants, including financial covenants with respect to our liquidity and profitability.  As of July 3, 2010, we were in compliance with all financial covenants and expect to maintain compliance for the foreseeable future.  However, we have in the past been in violation of one or more covenants of other credit agreements, and we could violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures.  Equipment leases continue to be a financing alternative that we expect to pursue in the future.

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

Item 4T.                 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended July 3, 2010.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended July 3, 2010, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6.                         Exhibits

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)#	Amended and Restated 2006 Equity Incentive Plan

10.2(2)	Amendment to Loan Documents entered into as of June 30, 2010, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

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

(2)          Filed herewith.

(3)          The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the registrant specifically incorporates the foregoing information into those documents by reference.

#                 Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2010		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)#	Amended and Restated 2006 Equity Incentive Plan

10.2(2)	Amendment to Loan Documents entered into as of June 30, 2010, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

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

#                 Management contract or compensatory arrangement