Form 10-Q
period 2010-10-02
NETLIST INC
filed 2010-11-16
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

or

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

25,305,603 shares outstanding at November 1, 2010

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 2, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	October 2,	January 2,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$14,722	$9,942
Investments in marketable securities	3,426	3,949
Accounts receivable, net	6,951	4,273
Inventories	3,861	2,232
Prepaid expenses and other current assets	1,522	854
Total current assets	30,482	21,250

Property and equipment, net	4,275	4,779
Long-term investments in marketable securities	894	941
Other assets	172	221
Total assets	$35,823	$27,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,234	$4,057
Accrued payroll and related liabilities	1,884	2,332
Accrued expenses and other current liabilities	566	605
Accrued engineering charges	573	661
Current portion of long-term debt	640	108
Deferred gain on sale and leaseback transaction	20	108
Total current liabilities	9,917	7,871
Long-term debt, net of current portion	1,078	51
Total liabilities	10,995	7,922
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 25,306 (2010) and 20,111 (2009) shares issued and outstanding	25	20
Additional paid-in capital	88,812	71,332
Accumulated deficit	(63,904)	(52,026)
Accumulated other comprehensive loss	(105)	(57)
Total stockholders’ equity	24,828	19,269
Total liabilities and stockholders’ equity	$35,823	$27,191

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net sales	$10,565	$6,446	$27,759	$11,781
Cost of sales(1)	7,545	4,879	21,103	10,507
Gross profit	3,020	1,567	6,656	1,274
Operating expenses:
Research and development(1)	4,958	1,975	11,156	5,619
Selling, general and administrative(1)	2,986	2,115	8,163	6,170
Total operating expenses	7,944	4,090	19,319	11,789
Operating loss	(4,924)	(2,523)	(12,663)	(10,515)
Other income (expense):
Interest income (expense), net	(3)	(25)	1	75
Other income, net	—	4	71	134
Total other income (expense), net	(3)	(21)	72	209
Loss before provision (benefit) for income taxes	(4,927)	(2,544)	(12,591)	(10,306)
Provision (benefit) for income taxes	12	(458)	(713)	(409)
Net loss	$(4,939)	$(2,086)	$(11,878)	$(9,897)
Net loss per common share:
Basic and diluted	$(0.20)	$(0.11)	$(0.51)	$(0.50)

Weighted-average common shares outstanding:
Basic and diluted	24,799	19,855	23,422	19,855

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$11	$146	$33	$213
Research and development	134	156	297	262
Selling, general and administrative	268	329	891	753

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Cash flows from operating activities:
Net loss	$(11,878)	$(9,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,691	1,710
Amortization of deferred gain on sale and leaseback transaction	(88)	(89)
Gain on disposal of assets	—	(118)
Stock-based compensation	1,221	1,228
Changes in operating assets and liabilities:
Accounts receivable	(2,678)	(815)
Inventories	(1,629)	(57)
Income taxes receivable	—	1,880
Prepaid expenses and other current assets	(668)	126
Other assets	49	(18)
Accounts payable	1,907	183
Income taxes payable	—	78
Accrued payroll and related expenses	(448)	320
Accrued expenses and other current liabilities	(39)	179
Accrued engineering charges	(88)	511
Net cash used in operating activities	(12,648)	(4,779)
Cash flows from investing activities:
Acquisition of property and equipment	(718)	(89)
Proceeds from sales of equipment	—	342
Purchase of investments in marketable securities	(2,395)	(10,837)
Proceeds from maturities and sales of investments in marketable securities	2,917	12,170
Net cash (used in) provided by investing activities	(196)	1,586
Cash flows from financing activities:
Borrowings on line of credit	3,000	12,784
Payments on line of credit	(3,000)	(12,784)
Proceeds from public offering, net	16,210	—
Proceeds from exercise of stock options and warrants	54	—
Proceeds of bank term loan	1,500	—
Payments on debt	(140)	(520)
Net cash provided by (used in) financing activities	17,624	(520)
Increase (decrease) in cash and cash equivalents	4,780	(3,713)
Cash and cash equivalents at beginning of period	9,942	15,214
Cash and cash equivalents at end of period	$14,722	$11,501

Supplemental disclosure of non-cash investing activities:
Unrealized losses from investments in marketable securities	$48	$32
Purchase of assets under capital lease	$199	$108
Increase in purchases of property and equipment accrued in accounts payable	$270	$—

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2010

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

The condensed consolidated financial statements included herein as of October 2, 2010 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of October 2, 2010, the condensed consolidated results of its operations for the three and nine months ended October 2, 2010 and October 3, 2009, and the condensed consolidated cash flows for the nine months ended October 2, 2010 and October 3, 2009.  The results of operations for the three and nine months ended October 2, 2010 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the current year presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs. Revenues also include sales of excess component inventories to distributors and other users of memory integrated circuits (“ICs”).  Such sales amounted to less than $0.1 million for each of the three and nine months ended October 2, 2010, and totaled approximately $0.6 million and $0.7 million, respectively, for each of the three and nine months ended October 3, 2009.

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

The Company generally invests its excess cash in domestic bank-issued certificates of deposit which carry federal deposit insurance, money market funds and highly liquid debt instruments of U.S. municipalities, corporations and the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents; all investments with stated maturities of greater than three months are classified as investments in marketable securities.

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

The Company invests its cash equivalents primarily in money market funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $0.4 million of Federal Deposit Insurance Corporation insured cash and cash equivalents at October 2, 2010.  Investments in marketable securities are generally in high-credit quality debt instruments with an active resale market. Such investments are made only in instruments issued or enhanced by high-quality institutions.  The Company has not incurred any credit risk losses related to these investments.

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

Comprehensive Loss

ASC Topic 220 establishes standards for reporting and displaying comprehensive income and its components in the condensed consolidated financial statements. Accumulated other comprehensive loss includes unrealized gains or losses on marketable securities.

Risks and Uncertainties

The Company’s operations in the People’s Republic of China (“PRC”) are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in China, in particular.  Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments.  If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted.  Restricted net assets of the Company’s subsidiary in the PRC totaled $2.5 million and $2.7 million at October 2, 2010 and January 2, 2010, respectively.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	October 2,	January 2,
	2010	2010

Raw materials	$2,103	$997
Work in process	345	342
Finished goods	1,413	893
	$3,861	$2,232

Warranty Liability

The following table summarizes the activity related to the warranty liability (in thousands):

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Beginning balance	$240	$277
Charged to costs and expenses	176	122
Usage	(214)	(155)
Ending balance	$202	$244

The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Facility Relocation Costs

The following table summarizes the activity related to the Company’s accrual for facility relocation costs during the nine months ended October 2, 2010 and October 3, 2009 (in thousands):

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Beginning balance	$84	$80
(Reduction) increase in expected costs	(28)	61
Net payments	(10)	(16)
Ending balance	$46	$125

In May 2009, the Company entered into an agreement to sublease a portion of its new domestic headquarters facility to another tenant at a discount from the rent required under its lease commitment.  As a result, the Company recorded an additional charge of approximately $61,000.  In February 2010, the sublessor vacated the space that it had subleased.  The Company determined that the space could be used in its operations.  As a result, the Company reversed $28,000 of its accrual for facility relocation costs.  The resulting expense increase and reduction are included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended October 2, 2010 and October 3, 2009.

The liability for facility relocation costs is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Comprehensive Loss

The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net loss	$(4,939)	$(2,086)	$(11,878)	$(9,897)
Other comprehensive loss:
Change in net unrealized gain (loss) on investments, net of tax	(1)	(6)	(48)	32
Total comprehensive loss	$(4,940)	$(2,092)	$(11,926)	$(9,865)

Accumulated other comprehensive loss reflected on the condensed consolidated balance sheets at October 2, 2010 and January 2, 2010, represents accumulated net unrealized losses on investments in marketable securities.

Computation of Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Numerator: Net loss	$(4,939)	$(2,086)	$(11,878)	$(9,897)
Denominator: Weighted-average common shares outstanding, basic and diluted	24,799	19,855	23,422	19,855
Net loss per share, basic and diluted	$(0.20)	$(0.11)	$(0.51)	$(0.50)

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

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Common share equivalents	1,779	600	1,978	420

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the periods then ended.

Major Customers

Net sales to some of the Company’s OEM customers include memory modules that are qualified by the Company directly with the OEM customer and sold to electronic manufacturing services providers (“EMSs”), for incorporation into products manufactured exclusively for the OEM customer or in some instances, to facilitate credit and logistics. These net sales to EMSs have historically fluctuated period to period as a portion of the total net sales to the OEM customers.  Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name Foxconn that purchases memory modules from the Company for incorporation into products manufactured exclusively for Dell, Inc. (“Dell”), represented approximately 94% and 61% of net sales to Dell for the nine months ended October 2, 2010 and October 3, 2009, respectively.  Arrow Electronics Inc. (“Arrow”) is an EMS for DRS Electronics, Inc. (“DRS Electronics”).  Substantially all of the Company’s products sold to Arrow are incorporated into components manufactured for DRS Electronics.  Similarly, Flextronics International Ltd. (“Flextronics”) distributes substantially all of the products purchased from the Company to F5 Networks, Inc. (“F5 Networks”).  The following table sets forth sales to customers comprising 10% or more of the Company’s net sales for the periods presented:

	Three Months Ended			Nine Months Ended
	October 2,		October 3,	October 2,		October 3,
	2010		2009	2010		2009
Customer:
Dell (including Foxconn)	69%		47%	53%		48%
Flextronics (F5 Networks)	13%		* %	25%		* %
Arrow Electronics (DRS Electronics)	*	%	10%	*	%	13%
Hewlett Packard	*	%	18%	*	%	10%

*  less than 10% of net sales

The Company’s accounts receivable are concentrated with two customers at October 2, 2010 representing approximately 70% and 18%, and two customers at January 2, 2010, representing approximately 68% and 10%, of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.  The Company mitigates risk associated with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth cash (received) paid for income taxes and interest for the periods presented (in thousands):

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Income taxes	$(725)	$(1,175)
Interest	$52	$78

Note 4—Fair Value Measurements

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s investments in marketable securities (in thousands):

		Fair Value Measurements at October 2, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	October 2,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale debt securities:
Obligations of the U.S. government	$1,000	$1,000	$—	$—
Federal agency notes and bonds	501	501	—	—
Corporate notes and bonds	1,925	—	1,925	—
Auction and variable floating rate notes	894	—	—	894
Total	$4,320	$1,501	$1,925	$894

		Fair Value Measurements at January 2, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	January 2,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale debt securities:
Obligations of the U.S. government	$997	$997	$—	$—
Federal agency notes and bonds	61	61	—	—
Commercial paper	1,048	1,048	—	—
Corporate notes and bonds	1,843	1,843	—	—
Auction and variable floating rate notes	941	—	—	941
Total	$4,890	$3,949	$—	$941

As of January 3, 2010, the Company reclassified its investments in commercial paper and corporate notes and bonds, with a fair value of $2.9 million, from assets measured at fair value using Level 1 inputs to assets measured at fair value using Level 2 inputs.  The transfer resulted solely from management’s reassessment of the level of activity in the secondary market for these investments, which historically has been low due to the short-term nature of the instruments.  Management does not believe that the reassessment in any way reflects a change in the actual liquidity or credit quality of these investments.  The reassessment was precipitated by a change in custodial institutions in connection with the Company’s new revolving credit agreement (see Note 6).

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Beginning balance	$941	$960
Unrealized (loss) gain included in other comprehensive loss	(47)	15
Ending balance	$894	$975

Note 5—Investments in Marketable Securities

Investments in marketable securities consist of the following (in thousands):

	October 2, 2010
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value

Obligations of the U.S. government	$1,000	$—	$1,000
Federal agency notes and bonds	501	—	501
Corporate notes and bonds	1,923	2	1,925
Auction and variable floating rate notes	1,001	(107)	894
	$4,425	$(105)	$4,320

	January 2, 2010
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value

Obligations of the U.S. government	$997	$—	$997
Federal agency notes and bonds	61	—	61
Commercial paper	1,048	—	1,048
Corporate notes and bonds	1,839	4	1,843
Auction and variable floating rate notes	1,002	(61)	941
	$4,947	$(57)	$4,890

Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method.  Net realized gains and losses recorded were not significant in any of the periods reported upon.

The following table provides the breakdown of investments in marketable securities with unrealized losses (in thousands):

	October 2, 2010
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Auction and variable floating rate notes	$—	$—	$894	$(107)

	January 2, 2010
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Corporate notes and bonds	$366	$(1)	—	—
Auction and variable floating rate notes	—	—	941	(61)
	$366	$(1)	$941	$(61)

As of October 2, 2010 and January 2, 2010, the Company held two and four investments, respectively, that were in an unrealized loss position.

Auction Rate Securities

Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of October 2, 2010 and January 2, 2010, the Company held two investments in auction rate securities with a total purchase cost of $1.0 million. These two investments represent (i) a Baa1 rated, fully insured debt obligation of a municipality and (ii) an A3 rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education. Given the insufficient observable market inputs and related information available, the Company has classified its investments in auction rate securities within Level 3 of the fair value hierarchy (see Note 4).

The Company does not believe that the current illiquidity of its investments in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying securities may be called by the issuer. Given these and other uncertainties, the Company’s investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheets. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $107,000 and $42,000 at October 2, 2010 and January 2, 2010, are temporary because (i) the Company believes that the absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a relatively high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in the market occurs.

Other Investments in Marketable Securities

Excluding its auction rate securities, the gross unrealized losses on the Company’s other investments in marketable securities totaled approximately $1,000 as of January 2, 2010.  There were no securities other than auction rate securities in an unrealized loss position at October 2, 2010.  The fair value of the Company’s investments was determined based on Level 1 and Level 2 inputs, consisting of quoted prices from actual market transactions for identical investments.

The Company maintains an investment portfolio of various holdings, types and maturities. The Company invests in instruments that meet high quality credit standards, as specified in its investment policy guidelines. These guidelines generally limit the amount of credit exposure to any one issue, issuer or type of instrument. The fair value of the Company’s investments in marketable securities could change significantly in the future and the Company may be required to record other-than-temporary impairment charges or unrealized losses in future periods.

The following table presents the amortized cost and fair value of the Company’s investments in marketable securities classified as available-for-sale at October 2, 2010 by contractual maturity (in thousands):

	October 2, 2010
	Amortized	Fair
	Cost	Value

Maturity
Less than one year	$3,424	$3,426
Greater than two years*	1,001	894
	$4,425	$4,320

*               Comprised of auction rate securities which generally have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

Note 6—Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank, which was amended on March 24, 2010, June 30, 2010 and September 30, 2010.  Currently, the credit agreement provides that the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million.  The Company has the option to increase credit availability to $15.0 million at any time through the maturity date of September 30, 2012, subject to the conditions of the credit agreement.

The credit agreement contains an overall sublimit of $10.0 million to collateralize the Company’s contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement.  At October 2, 2010, letters of credit in the amount of $2.9 million were outstanding.  The letters of credit expire on various dates through October 31, 2011.

Interest is payable monthly at either (i) prime plus 1.25%, as long as the Company maintains $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%.   Additionally, the credit agreement requires payments for an unused line, as well as anniversary and early termination fees, as applicable.

In connection with the September 30, 2010 amendment, Silicon Valley Bank extended a $1.5 million term loan, which bears interest at a rate of prime plus 1.75%.  The Company is required to make equal monthly principal payments which total $0.5 million annually, and a balloon payment of $0.5 at maturity.  Any remaining unpaid principal is due upon maturity of the credit agreement.  The term loan is classified as long-term debt in the accompanying consolidated balance sheet.

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

The following table presents details of interest expense related to borrowings on revolving credit lines, along with certain other applicable information (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Interest expense	$12	$34	$36	$46

			October 2,	January 2,
			2010	2010
Outstanding borrowings on the revolving line of credit			$—	$—
Borrowing availability under the revolving line of credit			$2,382	$—

Obligations under the credit agreement are secured by a first priority lien on the Company’s tangible and intangible assets.  Silicon Valley Bank released Netlist Technology Texas, LP as an obligor under the credit agreement due to the dissolution of this subsidiary in October 2010.

The credit agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s tangible net worth and restrictions on the payment of dividends.  As of October 2, 2010, the Company was in compliance with its financial covenants.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 2,	January 2,
	2010	2010

Obligations under capital leases	$260	$159
Term note payable to bank	1,458	—
	1,718	159
Less current portion	(640)	(108)
	$1,078	$51

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Interest expense	$5	$6	$11	$25

Note 8—Income Taxes

The following table sets forth the Company’s provision (benefit) for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Provision (benefit) for income taxes	$12	$(458)	$(713)	$(409)
Effective tax rate	(0.2)%	18%	5.7%	4%

During the nine months ended October 2, 2010, the Company carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and received a federal income tax refund of approximately $0.7 million.  During the three and nine months ended October 3, 2009, the Company reduced its unrecognized tax benefits by approximately $0.5 million as a result of a lapse in a federal statute of limitations.

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of October 2, 2010 and January 2, 2010.  Accordingly, no benefit has been recognized for net deferred tax assets, including net operating losses that cannot be realized currently via carryback to periods of taxable income.

The Company had unrecognized tax benefits at October 2, 2010 and January 2, 2010 of approximately $0.1 million that, if recognized, would affect the Company’s annual effective tax rate.

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

On April 19, 2010, the court issued an order preliminarily approving the settlement.  A final settlement approval was issued on September 30, 2010.

Patent Claims

In May 2008, the Company initiated discussions with Google, Inc. (“Google”) regarding the Company’s claim that Google has infringed on a U.S. patent owned by the Company, U.S. Patent No. 7,289,386 (“the ’386 patent”), which relates generally to rank multiplication in memory modules. On August 29, 2008, Google filed a declaratory judgment lawsuit against the Company in the United States District Court for the Northern District of California, seeking a declaration that Google did not infringe the ’386 patent and that the ’386 patent is invalid. Google is not seeking any monetary damages. On November 18, 2008, the Company filed a counterclaim for infringement of the ’386 patent by Google. Claim construction proceedings were held on November 14, 2009, and the Company prevailed on every disputed claim construction issue. On June 1, 2010, the Company filed a motion for summary judgment of patent infringement and a motion for summary judgment to dismiss Google’s affirmative defenses based on Netlist’s activities in the JEDEC standard-setting organization. The hearings for these motions have been postponed indefinitely by the Court. On September 1, 2010, the United States Patent and Trademark Office (“USPTO”) granted Google’s request for reexamination of the ’386 patent. On September 14, 2010, the Court granted Google’s request to stay the litigation pending the conclusion of the reexamination by the USPTO. On October 20, 2010, Smart Modular, Inc. (“SMOD”) filed a request for reexamination of the ’386 patent with the USPTO. The USPTO is expected to make a determination whether to grant or deny this request in January 2011.

On December 4, 2009, the Company filed a patent infringement lawsuit against Google in the United States District Court for the Northern District of California, seeking damages and injunctive relief based on Google’s infringement of U.S. Patent No. 7,619,912 (“the ’912 patent”), which issued in November 2009 and is related to the ’386 patent. On February 11, 2010, Google answered the Company’s complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on Netlist’s activities in the JEDEC standard-setting organization. The counterclaim seeks unspecified compensatory damages. Claim construction proceedings will be held on March 17, 2011. On October 20 and October 21, respectively, SMOD and Google each filed requests for reexamination of the ’912 patent. The USPTO is expected to make a determination whether to grant or deny these requests in January 2011. The Company intends to vigorously pursue its infringement claims against Google and to vigorously defend against Google’s claims.

On September 22, 2009, the Company filed a patent infringement lawsuit against Inphi Corporation (“Inphi”) in the United States District Court for the Central District of California. The suit alleges that Inphi is contributorily infringing and actively inducing the infringement of a U.S. patent owned by the Company, U.S. Patent No. 7,532,537 (“the ’537 patent”), which relates generally to memory modules with load isolation and memory domain translation capabilities. The Company is seeking damages and injunctive relief based on Inphi’s use of its patented technology. On December 22, 2009, the Company filed an Amended Complaint asserting claims of patent infringement based on two additional patents, the ’912 patent and U.S. Patent No. 7,636,274 (“the ’274 patent”), which relate generally to load isolation and memory domain translation technologies, as well as rank multiplication. Inphi has denied infringement and has asserted that the patents-in-suit are invalid. On April 19, 2010, Inphi filed requests for reexamination of the three patents-in-suit, and on April 21, 2010, Inphi filed an interference proceeding on the three patents-in-suit with the USPTO. Inphi then filed a motion to stay the lawsuit, which was granted on May 18, 2010. On September 1, 2010, the USPTO confirmed the patentability of all fifty-one claims of the ’912 patent. The Company intends to vigorously pursue its infringement claims against Inphi and to continue to vigorously defend its patent rights in the USPTO.

On November 30, 2009, Inphi filed a patent infringement lawsuit against the Company in the United States District Court for the Central District of California alleging infringement of two Inphi patents generally related to memory module output buffers. Discovery is currently underway, and the Company intends to vigorously defend against Inphi’s claims of infringement.

On March 24, 2010, Ring Technologies Enterprises filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Dell Computer and its suppliers.  The suit alleges that the Company and forty-two (42) other defendants infringed on its U.S. Patent No. 6,879,526.  The Company filed its answer to Ring Technologies’ complaint and intends to vigorously defend against Ring Technologies’ claims of infringement.

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

Commitment to Purchase Component Inventory

In September, 2010, the Company entered into a $2.5 million commitment to purchase ASIC devices for use in certain of its high-performance memory modules that are in the evaluation process with OEM and end-user customers.  The Company issued a $1.1 million letter of credit to secure payment for future shipments.  See note 6.

Note 10—Stockholders’ Equity

Common Stock

On March 24, 2010, the Company sold 4,594,250 shares of common stock in a registered public offering.  The shares were sold to the public at a price of $3.85 per share.  The Company received net proceeds of $16.2 million, after underwriting discounts and commissions, and estimated expenses payable by the Company.

Stock-Based Compensation

The Company has stock-based compensation awards outstanding pursuant to the 2000 Equity Incentive Plan (the “2000 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”).  Effective as of the IPO, no further grants may be made under the 2000 Plan.  In addition to awards made pursuant to the 2006 Plan, the Company periodically issues inducement grants outside the 2006 Plan to certain new hires.  In the nine months ended October 2, 2010, the Company issued 305,000 stock options pursuant to inducement grants.

On June 2, 2010, the Company’s shareholders approved an amendment to the 2006 Plan to provide that the number of shares of common stock that may be issued shall be increased annually by a number of shares equal to the lesser of 5.0% of the issued and outstanding shares as of January 1 of each year or 1,200,000 shares.  Prior to June 2, 2010, the annual increase in shares available under the 2006 Plan was capped at 500,000.  The amendment is effective for fiscal 2010.  An additional 505,566 shares are available for issuance as a result of the amendment to the 2006 Plan.  At October 2, 2010, the Company had 367,281 shares available for grant pursuant to option, stock appreciation right, performance unit, restricted stock, restricted stock unit or stock grant awards under the 2006 Plan.

A summary of the Company’s common stock option activity as of and for the nine months ended October 2, 2010 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 2, 2010	4,298	$2.41
Options granted	588	3.35
Options exercised	(80)	0.99
Options cancelled	(162)	0.87
Options outstanding at October 2, 2010	4,644	$2.61

A summary of the Company’s restricted stock awards as of and for the nine months ended October 2, 2010 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at January 2, 2010	—	$—
Restricted stock granted	528	3.46
Restricted stock forfeited	(10)	3.49
Restricted stock vested	(60)	3.49
Balance outstanding at October 2, 2010	458	$3.46

Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Expected term (in years)	5.5	5.4
Expected volatility	146%	111%
Risk-free interest rate	2.14%	2.94%
Expected dividends	—	—
Weighted-average grant date fair value per share	$3.07	$0.28

The weighted-average fair value per share of the restricted stock granted in the nine months ended October 2, 2010 was $3.46, calculated based on the fair market value of the Company’s common stock on the respective grant dates.

At October 2, 2010, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2010 through fiscal 2014 related to unvested common stock options and restricted stock awards is approximately $3.6 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.1 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Warrants

A summary of activity with respect to outstanding warrants to purchase shares of the Company’s common stock for the nine months ended October 2, 2010 is presented below (shares in thousands):

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Warrants outstanding at January 2, 2010	18	$1.25
Warrants exercised	(18)	1.25
Warrants outstanding and exercisable at October 2, 2010	—	$—

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At October 2, 2010 and January 2, 2010, approximately $2.6 million and $3.0 million, respectively, of the Company’s net long-lived assets were located in the PRC.

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

This Report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to, continuing development, qualification and volume production of NetVault™NV and HyperCloud™; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation over infringement of our property  and the possibility of our patents being reexamined by the United States Patent and Trademark Office; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the People’s Republic of China.  Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

In November 2009, we introduced HyperCloud™ DDR3 memory technology.  HyperCloud™ utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction functionality that increases memory bandwidth.  We expect that this achievement will make possible improved levels of performance for memory intensive datacenter applications and workloads, including financial services applications, search engines, social networks/communications, media internet portals, virtualization, and high performance scientific and defense-related computing.  HyperCloud™ memory is being evaluated by several of our OEM customers for use in their server products.  HyperCloud™ is interoperable with Joint Electronics Devices Engineering Council (“JEDEC”) standard DDR3 memory modules.  Our HyperCloud™ products are designed to allow for installation in servers without the need for a bios change.  As such, their anticipated sales launch is not dependent on the design plans or product cycle of our OEM customers.  As of October 2, 2010, we have not shipped any production quantities of HyperCloud™.

In February 2010, we announced general availability of NetVaultTM NV, a non-volatile cache memory subsystem targeting Redundant Array of Independent Disks, (“RAID”) storage applications.  NetVaultTM NV provides server and storage OEMs a solution for enhanced datacenter fault recovery. Unlike our traditional battery-powered fault tolerant cache product which relied solely on batteries to power the cache, NetVaultTM NV utilizes a combination of DRAM for high throughput performance and flash for extended data retention.  The introduction of NetVaultTM NV, as well as the launch of the Dell, Inc. (“Dell”) PERC 7 line of servers in December 2009, has resulted in RAID controller subsystem revenues of $13.7 million, or 49% of total revenues for the nine months ended October 2, 2010, including $4.4 million of NetVault NV.  This compares favorably with $3.3 million of RAID controller subsystems, or 28% of total revenues for the nine months ended October 3, 2009.  Although revenues through October 2, 2010 have been primarily for shipments to Dell, we intend to qualify NetVault TMNV with several OEMs and to pursue end-user opportunities.  Based on sell through activity through October 2010, we do not anticipate significant sales of NetVaultTMNV products for Dell in the fourth quarter of 2010.  Dell has initiated marketing activities that we expect will increase the sell through of NetVault™NV such that we can resume volume production and delivery of the product in the first quarter of fiscal 2011.

The remainder of our revenues arises primarily from OEM sales of custom memory modules, the majority of which are utilized in data center and industrial applications.  When developing custom modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit.  Revenues from custom modules have improved as a result of OEM product placements on new platforms and improved economic conditions compared with 2009.  The continuation of this trend, which cannot be assured, is dependent on our ability to qualify our memory modules on new platforms as current platforms reach the end of their life cycles, and on the state of the global economy.

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales.  Dell and Flextronics International Ltd. (“Flextronics”) represented approximately 53% and 25%, respectively, of our net sales for the nine months ended October 2, 2010.  Dell, Arrow Electronics, Inc. (“Arrow”) and Hewlett Packard, Inc.  represented approximately 48%, 13% and 10%, respectively, of our net sales for the nine months ended October 3, 2009.  Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers (“EMSs”), for incorporation into products manufactured exclusively for the OEM customer or in some instances, to facilitate credit and logistics. These net sales to EMSs have historically fluctuated period to period as a portion of the total net sales to the OEM customers.  Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name Foxconn that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 94% and 61% of net sales to Dell for the nine months ended October 2, 2010 and October 3, 2009, respectively.  Arrow is an EMS for DRS Electronics, Inc. (“DRS Electronics”).  Substantially all of our products sold to Arrow are incorporated into components manufactured for DRS Electronics.  Similarly, Flextronics distributes substantially all of the products purchased from us to F5 Networks, Inc.

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

We evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  As of October 2, 2010 and January 2, 2010, we have provided a full valuation allowance and no benefit has been recognized for net operating losses and other deferred tax assets due to uncertainty of future utilization.

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

Fair Value of Financial Instruments.  Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments.  Other than for certain investments in auction rate securities, commercial paper and short-term corporate bonds, the fair value of our cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs.  Because of their short-term nature, commercial paper and short-term corporate bonds are not frequently traded.  Although there are observable quotes for these securities, the markets are not considered active.  Accordingly, the fair values of these investments are based on Level 2 inputs.  The fair value of our auction rate securities is determined based on Level 3 inputs. We recognize transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net sales	100%	100%	100%	100%
Cost of sales	71	76	76	89
Gross profit	29	24	24	11
Operating expenses:
Research and development	47	31	40	48
Selling, general and administrative	28	33	29	52
Total operating expenses	75	63	70	100
Operating loss	(46)	(39)	(46)	(89)
Other income (expense):
Interest income (expense), net	—	—	—	1
Other income, net	—	—	—	1
Total other income (expense), net	—	—	—	2
Loss before provision (benefit) for income taxes	(46)	(39)	(46)	(87)
Provision (benefit) for income taxes	—	(7)	(3)	(3)
Net loss	(46)%	(32)%	(43)%	(84)%

Three and Nine Months Ended October 2, 2010 Compared to Three and Nine Months Ended October 3, 2009

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three and nine months ended October 2, 2010 and October 3, 2009 (in thousands, except percentages):

	Three Months Ended
	October 2,	October 3,		%
	2010	2009	Change	Change

Net sales	$10,565	$6,446	$4,119	64%
Cost of sales	7,545	4,879	2,666	55%
Gross profit	$3,020	$1,567	$1,453	93%
Gross margin	29%	24%	4%

	Nine Months Ended
	October 2,	October 3,		%
	2010	2009	Change	Change

Net sales	$27,759	$11,781	$15,978	136%
Cost of sales	21,103	10,507	10,596	101%
Gross profit	$6,656	$1,274	$5,382	422%
Gross margin	24%	11%	13%

Net Sales.  Overall, net sales of our RAID, data center optimization and industrial applications increased as a result of the selection of our memory modules for inclusion in new product platforms.  Net sales in all product categories have benefited from resurgence in technology investment, as general economic conditions have improved since early 2009.  Should economic conditions erode positive sales trends may not continue.

The increase in net sales for the three months ended October 2, 2010 as compared with the three months ended October 3, 2009 resulted primarily from increases of approximately (i) $4.9 million in sales of NetVault™ non-volatile cache systems used in RAID controller subsystems, including $1.7 million from the launch of NetVault™ NV, the flash-based cache system that became generally available in 2010, and (ii) $0.8 million in sales of memory modules utilized in data center targeted server applications, offset by decreases of (i) $0.7 million in sales of memory modules used in laptop applications, and (ii) $0.6 million from the re-sale of DRAM components.

The increase in net sales for the nine months ended October 2, 2010 as compared with the nine months ended October 3, 2009 resulted from increases of approximately (i) $10.3 million in sales of NetVault™ products, including $4.4 million from NetVault™ NV, (ii) $5.0 million in sales of memory modules utilized in data center targeted server applications, and (iii) $1.0 million in sales of memory modules designed for industrial applications.

Gross Profit and Gross Margin.  The overall improvements in gross profit are due to increased sales and manufacturing volume, as well as a shift in sales toward higher margin products.  Gross profit for the three months ended October 2, 2010 as compared to the three months ended October 3, 2009 increased due to the 64% increase in net sales between the two periods, resulting in profits earned on each unit sold, as well as an improved ability to absorb fixed manufacturing costs.  These volume based improvements were partially offset by increased DRAM prices, which affected margins in some product categories.  Gross profits for the nine months ended October 2, 2010 as compared to the nine months ended October 3, 2009 were impacted by the same trends, including a 136% increase in net sales between the two periods.

Research and Development.

The following table presents research and development expenses for the three and nine months ended October 2, 2010 and October 3, 2009 (in thousands, except percentages):

	Three Months Ended
	October 2,	October 3,		%
	2010	2009	Change	Change

Research and development	$4,958	$1,975	$2,983	151%

	Nine Months Ended
	October 2,	October 3,		%
	2010	2009	Change	Change

Research and development	$11,156	$5,619	$5,537	99%

The increase in research and development expense in the three months ended October 2, 2010 as compared to the three months ended October 3, 2009 resulted primarily from increases of (i) $2.1 million in engineering expenses as a result of an increase in non-recurring engineering charges and both internal engineering headcount and outside contractors engaged in new product development activities, (ii) $0.8 million in material expenses related to product builds and testing, primarily related to our HyperCloud™ products and (iii) $0.1 million in legal and professional fees as we continue to increase patent filing and protection activities related to new and emerging markets.

The increase in research and development expense in the nine months ended October 2, 2010 as compared to the nine months ended October 3, 2009 resulted primarily from increases of (i) $3.1 million in non-recurring engineering charges, headcount, and outside consultants, (ii) $1.1 million in patent filing and protection legal fees, and (iii) $1.3 million in product qualification builds and testing.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three and nine months ended October 2, 2010 and October 3, 2009 (in thousands, except percentages):

	Three Months Ended
	October 2,	October 3,		%
	2010	2009	Change	Change

Selling, general and administrative	$2,986	$2,115	$871	41%

	Nine Months Ended
	October 2,	October 3,		%
	2010	2009	Change	Change

Selling, general and administrative	$8,163	$6,170	$1,993	32%

The increase in selling, general and administrative expense in the three months ended October 2, 2010 as compared to the three months ended October 3, 2009 resulted primarily from increases of approximately (i) $0.4 million in personnel-related expenses primarily attributable to hiring personnel to support the development of markets for HyperCloud™ and NetVault™ NV, (ii) $0.3 million in product samples and travel costs as a result of activities related to the OEM qualification process for HyperCloud™ and NetVault™ NV, and (iii) $0.2 million in commission expenses due to an increase in sales revenue.

The increase in selling, general and administrative expense in the nine months ended October 2, 2010 as compared to the nine months ended October 3, 2009 resulted primarily from increases of approximately (i) $0.9 million in personnel-related expenses, (ii) $0.6 million in product samples and travel costs as a result of activities related to the OEM qualification process for HyperCloud™ and NetVault™ NV, and (iii) $0.5 million in commission expenses.

Other Income (Expense).

The following table presents other income for the three and nine months ended October 2, 2010 and October 3, 2009 (in thousands, except percentages):

	Three Months Ended
	October 2,	October 3,		%
	2010	2009	Change	Change

Interest income (expense), net	$(3)	$(25)	$22	(88)%
Other income, net	—	4	(4)	100%
Total other income (expense), net	$(3)	$(21)	$18	86%

	Nine Months Ended
	October 2,	October 3,		%
	2010	2009	Change	Change

Interest income (expense), net	$1	$75	$(74)	(99)%
Other income, net	71	134	(63)	(47)%
Total other income (expense), net	$72	$209	$(137)	(66)%

Net interest income (expense) for the three and nine months ended October 2, 2010 was comprised of nominal interest income, offset by nominal interest expense.  Net interest income for the three and nine months ended October 3, 2009 was comprised of interest income of approximately $0.02 million and $0.1 million, respectively, partially offset by interest expense of approximately $0.05 million and $0.03 million, respectively.  The decrease in interest income in the three and nine months ended October 2, 2010 as compared to the three and nine months ended October 3, 2009 was due to a combination of our lower average cash and investment balances and the decrease in the yield earned on those balances due to lower interest rates.  The decrease in interest expense in the three months and nine months ended October 2, 2010 as compared to the three and nine months ended October 3, 2009 resulted primarily from our lower average outstanding balances on our line of credit and debt balances during the current year.

Other income, net, for the nine months ended October 2, 2010 was primarily comprised of cash proceeds from the early termination of a sublease of our headquarters facility.  Other income, net, for the nine months ended October 3, 2009 was primarily comprised of gains from the sale of equipment held for sale during the first quarter.

Provision (Benefit) for Income Taxes.

The following table presents the provision (benefit) for income taxes for the three and nine months ended October 2, 2010 and October 3, 2009 (in thousands, except percentages):

	Three Months Ended
	October 2,	October 3,		%
	2010	2009	Change	Change

Provision (benefit) for income taxes	$12	$(458)	$470	(103)%

	Nine Months Ended
	October 2,	October 3,		%
	2010	2009	Change	Change

Provision (benefit) for income taxes	$(713)	$(409)	$304	(74)%

During the nine months ended October 2, 2010, we carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and recorded a tax benefit and income tax receivable of approximately $0.7 million, which was received in April 2010.  Our income tax benefit of $0.5 million and $0.4 million for the three and nine months ended October 3, 2009, respectively, was the result of a change in our liability for unrecognized tax benefits due to a lapse in a federal statute of limitations.  We recorded a provision for income taxes for the quarter ended October 2, 2010 as a result of state taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit under our bank credit facility, from capitalized lease obligations and from the sale and leaseback of our domestic manufacturing facility.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	October 2,	January 2,
	2010	2010
Working Capital	$20,565	$13,379

Cash and cash equivalents(1)	$14,722	$9,942
Short-term marketable securities(1)	3,426	3,949
Long-term marketable securities	894	941
	$19,042	$14,832

(1) Included in working capital

Our working capital increased in the nine months ended October 2, 2010 primarily as a result of our increase in cash, cash equivalents and short-term marketable securities resulting from our public offering of our shares of common stock.  Additionally, we experienced increases in certain operating assets, offset by increases in certain operating liabilities resulting from our increase in sales of our legacy products and production ramp up for HyperCloud™ and NetVault™ NV.

Cash Provided and Used in the Nine Months Ended October 2, 2010 and October 3, 2009

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Net cash provided by (used in):
Operating activities	$(12,648)	$(4,779)
Investing activities	(196)	1,586
Financing activities	17,624	(520)
Net increase (decrease) in cash and cash equivalents	$4,780	$(3,713)

Operating Activities. Net cash used in operating activities for the nine months ended October 2, 2010 was primarily a result of (i) net loss of approximately $11.9 million and (ii) cash used by changes in operating assets and liabilities of approximately $3.6 million, partially offset by approximately $2.8 million in net non-cash operating expenses, primarily consisting of depreciation and amortization and stock-based compensation expense.  Net cash used in operating activities for the nine months ended October 3, 2009 was primarily a result of a net loss of approximately $9.9 million, partially offset by (i) approximately $2.7 million in net non-cash operating expenses, primarily comprising depreciation and amortization and stock-based compensation, and (ii) approximately $2.4 million in net cash provided by changes in operating assets and liabilities.

Accounts receivable increased approximately $2.7 million during the nine months ended October 2, 2010 primarily as a result of the increase in our net sales during the period. During the same period, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.  Inventories increased approximately $1.6 million during the nine months ended October 2, 2010 as we prepared for qualification and production of our HyperCloud™ products and initiated production of our NetVault™ NV products.  During the nine months ended October 2, 2010, we were able to partially fund the growth in our accounts receivable and inventory through an increase in accounts payable of $1.9 million, primarily from component vendors.

Investing Activities. Net cash used in investing activities for the nine months ended October 2, 2010 was primarily the result of the acquisition of $0.7 million in property and equipment, offset by net sales of marketable securities of $0.5 million.  Net cash provided by investing activities for the nine months ended October 3, 2009 was primarily a result of net sales of marketable securities of $1.3 million and proceeds from the sale of equipment of $0.3 million.

Financing Activities. Net cash provided by financing activities for the nine months ended October 2, 2010 was a result of the net proceeds of $16.2 million from the sale of 4,594,250 shares of our common stock in a registered public offering, which closed on March 24, 2010, and the proceeds of a $1.5 million term loan obtained from Silicon Valley Bank.  Net cash used in financing activities for the nine months ended October 3, 2009 was the result of repayment of approximately $0.5 million on our long-term debt.

Capital Resources

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was amended on March 24, 2010, June 30, 2010 and September 30, 2010.  Currently, the credit agreement provides that we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million.  We have the option to increase credit availability to $15.0 million at any time through the maturity date of September 30, 2012, subject to the conditions of the credit agreement.

The credit agreement contains an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement.  At October 2, 2010, letters of credit in the amount of $2.9 million were outstanding.  The letters of credit expire on various dates through October 31, 2011.

In September, 2010, we entered into a $2.5 million commitment to purchase ASIC devices for use in certain of our high-performance memory modules that are in the evaluation process with OEM and end-user customers.  We issued a $1.1 million letter of credit to secure payment for future shipments.

Interest is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%.  Additionally, the credit agreement requires payments for an unused line, as well as anniversary and early termination fees, as applicable.

The following table presents details of outstanding borrowings and availability under our line of credit (in thousands):

	October 2,	January 2,
	2010	2010
Outstanding borrowings on the revolving line of credit	$—	$—
Borrowing availability under the revolving line of credit	$2,382	$—

In addition, in connection with the September 30, 2010 amendment, Silicon Valley Bank extended a $1.5 million term loan under the credit agreement, which bears interest at a rate of 1.75%.  We are required to make equal monthly principal payments which total $0.5 million annually, and a balloon payment of $0.5 million at maturity.  As of October 2, 2010, $1.5 million was outstanding under the term loan.

All obligations under the credit agreement are secured by a first priority lien on the Company’s tangible and intangible assets.  Silicon Valley Bank released Netlist Technology Texas, LP as an obligor under the credit agreement due to the dissolution of this subsidiary in October 2010.

The only restriction on the use of funds under the revolving line of credit is that we must be in compliance with the covenants of the credit agreement.  The credit agreement includes affirmative and negative covenants, including financial covenants with respect to our liquidity and profitability.  As of October 2, 2010, we were in compliance with all financial covenants and expect to maintain compliance for the foreseeable future.  However, we have in the past been in violation of one or more covenants of other credit agreements, and we could violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

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

Item 4.                         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended October 2, 2010.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended October 2, 2010, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.                 Risk Factors

You should consider each of the following factors as well as the other information in this Report in evaluating our business and our prospects.  The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Report, including our consolidated financial statements and related notes.

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

•                  our failure to maintain the qualification of our products with our current customers or to qualify future products with our current or prospective customers in a timely manner or at all;

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

•                  our customers’ failure to pay us on a timely basis;

•                  costs, inefficiencies and supply risks associated with outsourcing portions of the design and the manufacture of integrated circuits;

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

•                  disputes regarding intellectual property rights and the possibility of our patents being reexamined by the United States Patent and Trademark Office;

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

•                  we are dependent on a limited number of suppliers for both the DRAM ICs and the ASIC devices that are essential to the functionality of the HyperCloud™ memory subsystem, and could experience supply chain disruption as a result of business issues that are specific to our suppliers or the industry as a whole; and

•                  we will be required to demonstrate the quality and reliability of the HyperCloud™ memory subsystem or other new products to our customers, and will be required to qualify these new products with our customers, both of which will require a significant investment of time and resources prior to the receipt of any revenue from such customers.

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

We must devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with prospective customers in anticipation of sales. Significant delays in the qualification process could result in an inability to keep up with rapid technology change or new, competitive technologies.  If we delay or do not succeed in qualifying a product with an existing or prospective customer, we will not be able to sell that product to that customer, which would harm our operating results and business.

Sales to a limited number of customers represent a significant portion of our net sales and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

Sales to certain of our OEM customers such as Dell, Flextronics, Hewlett Packard and Arrow have historically represented a substantial majority of our net sales. Dell and Flextronics represented approximately 53% and 25%, respectively, of our net sales for the nine months ended October 2, 2010.  Dell, Arrow, and Hewlett Packard represented approximately 48%, 13% and 10%, respectively, of our net sales for the nine months ended October 3, 2009.  We currently expect that sales to major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

Our ability to maintain or increase our net sales to our key customers depends on a variety of factors, many of which are beyond our control. These factors include our customers’ continued sales of servers and other computing systems that incorporate our memory subsystems and our customers’ continued incorporation of our products into their systems.  Because of these and other factors, net sales to these customers may not continue and the amount of such net sales may not reach or exceed historical levels in any future period. Because these customers account for a substantial portion of our net sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers.

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

Many of our memory subsystems are specifically designed for our OEM customers’ high performance systems. In a drive to reduce costs and assure supply of their memory module demand, our OEM customers may endeavor to design JEDEC standard DRAM modules into their new products. Although we also manufacture JEDEC modules, this trend could reduce the demand for our higher priced customized memory solutions which in turn would have a negative impact on our financial results. In addition, customers deploying custom memory solutions today may in the future choose to adopt a JEDEC standard, and the adoption of a JEDEC standard module instead of a previously custom module might allow new competitors to participate in a share of our customers’ memory module business that previously belonged to us.

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

Adverse changes in domestic and global economic and political conditions have made it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would further delay and lengthen sales cycles.  In addition, sales of our products are dependent upon demand in the computing, networking, communications, printer, storage and industrial markets. These markets have been cyclical and are characterized by wide fluctuations in product supply and demand. These markets have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles, reductions in technology spending and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and the erosion of average selling prices.

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

We make significant decisions regarding the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. We do not have long-term purchase agreements with our customers. Instead, our customers often place purchase orders no more than two weeks in advance of their desired delivery date, and these purchase orders generally have no cancellation or rescheduling penalty provisions. The short-term nature of commitments by many of our customers, the fact that our customers may cancel or defer purchase orders for any reason, and the possibility of unexpected changes in demand for our customers’ products each reduce our ability to accurately estimate future customer requirements for our products. This fact, combined with the quick turn-around times that apply to each order, makes it difficult to forecast our production needs and allocate production capacity efficiently. We attempt to forecast the demand for the DRAM ICs, NAND, and other components needed to manufacture our products. Lead times for components vary significantly and depend on various factors, such as the specific supplier and the demand and supply for a component at a given time.

Our production expense and component purchase levels are based in part on our forecasts of our customers’ future product requirements and to a large extent are fixed in the short term. As a result, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in those orders. If we overestimate customer demand, we may have excess raw material inventory of DRAM ICs and NAND. If there is a subsequent decline in the prices of DRAM ICs or NAND, the value of our inventory will fall. As a result, we may need to write-down the value of our DRAM IC or NAND inventory, which may result in a significant decrease in our gross margin and financial condition. Also, to the extent that we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our finished goods inventory. In the past, we have had to write-down inventory due to obsolescence, excess quantities and declines in market value below our costs. Any significant shortfall of customer orders in relation to our expectations could hurt our operating results, cash flows and financial condition.

Also, any rapid increases in production required by our customers could strain our resources and reduce our margins. If we underestimate customer demand, we may not have sufficient inventory of DRAM ICs and NAND on hand to manufacture enough product to meet that demand. We also may not have sufficient manufacturing capacity at any given time to meet our customers’ demands for rapid increases in production. These shortages of inventory and capacity will lead to delays in the delivery of our products, and we could forego sales opportunities, lose market share and damage our customer relationships.

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

We use a small number of custom ASIC, DRAM IC and NAND suppliers and are subject to risks of disruption in the supply of custom ASIC, DRAM ICs and NAND.

Our ability to fulfill customer orders or produce qualification samples is dependent on a sufficient supply of DRAM ICs and NAND, which are essential components of our memory subsystems. We are also dependent on a sufficient supply of custom ASIC devices to produce our HyperCloud™ memory modules.  There are a relatively small number of suppliers of DRAM ICs and NAND, and we purchase from only a subset of these suppliers. We have no long-term DRAM or NAND supply contracts. Additionally, we could face obstacles in moving production of our ASIC components away from our current design and production partners.  Our dependence on a small number of suppliers and the lack of any guaranteed sources of ASIC components, DRAM and NAND supply expose us to several risks, including the inability to obtain an adequate supply of these important components, price increases, delivery delays and poor quality.

The recent declines in customer demand and revenues have caused us to reduce our purchases of DRAM ICs and NAND. Should we not maintain sufficient purchase levels with some suppliers, our ability to obtain future supplies of raw materials may be impaired due to the practice of some suppliers to allocate their products to customers with the highest regular demand.

From time to time, shortages in DRAM ICs and NAND have required some suppliers to limit the supply of their DRAM ICs and NAND. As a result, we may be unable to obtain the DRAM ICs or NAND necessary to fill customers’ orders for our products in a timely manner. If we are unable to obtain a sufficient supply of DRAM ICs or NAND to meet our customers’ requirements, these customers may reduce future orders for our products or not purchase our products at all, which would cause our net sales to decline and harm our operating results. In addition, our reputation could be harmed, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

Our customers qualify the ASIC components, DRAM ICs and NAND of our suppliers for use in their systems. If one of our suppliers should experience quality control problems, it may be disqualified by one or more of our customers. This would disrupt our supplies of ASIC components, DRAM ICs and NAND and reduce the number of suppliers available to us, and may require that we qualify a new supplier.  If our suppliers are unable to produce qualification samples on a timely basis or at all, we could experience delays in the qualification process, which could have a significant impact on our ability to sell that product.

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

We have many other risks due to our dependence on third-party manufacturers, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on products supplied to us; and potential misappropriation of our intellectual property. We are dependent on our manufacturing partners to manufacture products with acceptable quality and manufacturing yields, to deliver those products to us on a timely basis and to allocate a portion of their manufacturing capacity sufficient to meet our needs. Although our products are designed using the process design rules of the particular manufacturers, we cannot assure you that our manufacturing partners will be able to achieve or maintain acceptable yields or deliver sufficient quantities of components on a timely basis or at an acceptable cost. Additionally, we cannot assure you that our manufacturing partners will continue to devote adequate resources to produce our products or continue to advance the process design technologies on which the qualification and manufacturing of our products are based.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. To date we have had only fifteen patents issued. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

Others may attempt to reverse engineer, copy or otherwise obtain and use our proprietary technologies without our consent. Monitoring the unauthorized use of our technologies is difficult. We cannot be certain that the steps we have taken will prevent the unauthorized use of our technologies. This is particularly true in foreign countries, such as the PRC, where we have established a manufacturing facility and where the laws may not protect our proprietary rights to the same extent as applicable U.S. laws.

If some or all of the claims in our patent applications are not allowed, or if any of our intellectual property protections are limited in scope by a court or circumvented by others, we could face increased competition with regard to our products. Increased competition could significantly harm our business and our operating results.

We are involved in and expect to continue to be involved in costly legal and administrative proceedings to defend against claims that we infringe the intellectual property rights of others or to enforce or protect our intellectual property rights.

As is common to the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. Lawsuits claiming that we are infringing others’ intellectual property rights have been and may in the future be brought against us, and we are currently defending  against claims of invalidity in the United States Patent and Trademark Office (“USPTO”).  See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, for a description of our legal contingencies.

The process of obtaining and protecting patents is inherently uncertain.  In addition to the patent issuance process established by law and the procedures of the USPTO, we must comply with JEDEC administrative procedures in protecting our intellectual property within its industry standard setting process.  These procedures evolve over time, are subject to variability in their application, and may be inconsistent with each other.  Failure to comply with JEDEC’s administrative procedures could jeopardize our ability to claim that our patents have been infringed.

By making use of new technologies and entering new markets there is an increased likelihood that others might allege that our products infringe on their intellectual property rights. Litigation is inherently uncertain, and an adverse outcome in existing or any future litigation could subject us to significant liability for damages or invalidate our proprietary rights. An adverse outcome also could force us to take specific actions, including causing us to:

•                  cease manufacturing and/or selling products, or using certain processes, that are claimed to be infringing a third party’s intellectual property;

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

As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We may periodically have to respond to claims and litigate these types of indemnification obligations. Although our suppliers may bear responsibility for the intellectual property inherent in the components they sell to us, they may lack the financial ability to stand behind such indemnities. Additionally, it may be costly to enforce any indemnifications that they have granted to us. Accordingly, any indemnification claims by customers could require us to incur significant legal fees and could potentially result in the payment of substantial damages, both of which could result in a material adverse effect on our business and results of operations.

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

The loss of these key employees could delay the development and introduction of, and negatively impact our ability to sell, our products and otherwise harm our business. We do not have employment agreements with any of these key employees other than Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board. In 2010, we obtained “Key Man” life insurance on Chun K. Hong; however, we do not carry “Key Man” life insurance on any of our other key employees.

Our future success also depends on our ability to attract, retain and motivate highly skilled engineering, manufacturing, and other technical and sales personnel. Competition for experienced personnel is intense. We may not be successful in attracting new engineers or other technical personnel, or in retaining or motivating our existing personnel. If we are unable to hire and retain engineers with the skills necessary to keep pace with the evolving technologies in our markets, our ability to continue to provide our current products and to develop new or enhanced products will be negatively impacted, which would harm our business. In addition, the shortage of experienced engineers, and other factors, may lead to increased recruiting, relocation and compensation costs for such engineers, which may exceed our expectations and resources. These increased costs may make hiring new engineers difficult, or may reduce our margins.

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

We rely on third-party manufacturers’ representatives and the failure of these manufacturers’ representatives to perform as expected could reduce our future sales.

We sell some of our products to customers through manufacturers’ representatives. We are unable to predict the extent to which our manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our manufacturers’ representatives also market and sell competing products. Our representatives may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current manufacturers’ representatives or recruit additional or replacement manufacturers’ representatives, our sales and operating results will be harmed.

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

In the future, some of our net sales may be denominated in Chinese Renminbi (“RMB”). The Chinese government controls the procedures by which RMB is converted into other currencies, and conversion of RMB generally requires government consent. As a result, RMB may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures, or imposes restrictions on currency conversion, those actions may negatively impact our operations and could reduce our operating results. In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. These fluctuations may also adversely affect the comparability of our period-to-period results. If we decide to declare dividends and repatriate funds from our Chinese operations, we will be required to comply with the procedures and regulations of applicable Chinese law. Any changes to these procedures and regulations, or our failure to comply with those procedures and regulations, could prevent us from making dividends and repatriating funds from our Chinese operations, which could adversely affect our financial condition. If we are able to make dividends and repatriate funds from our Chinese operations, these dividends would be subject to U.S. corporate income tax.

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

On September 30, 2010, we renewed our revolving credit agreement and concurrently obtained term loan financing. Incurring debt could have material consequences, such as:

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

We hold certain investments in auction rate securities that have failed, or may in the future fail, their respective auctions. An auction failure means that the parties wishing to sell their securities could not do so. As a result of failed auctions, our ability to liquidate and fully recover the carrying value of our investments in the near term may be limited or not exist. If the issuers of these investments are unable to close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We also may be required to wait until market stability is restored for these investments or until the final maturity of the underlying notes (up to 30 years) to realize our investments’ cost value.

Risks related to our common stock

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of October 18, 2010, our executive officers, directors and 5% stockholders beneficially own, in total, approximately 25% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation and bylaws, and of Delaware law, could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.

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

Item 5.                       Other Information

Bank Financing Agreement

On September 30, 2010, we entered into an amendment to our existing credit agreement with Silicon Valley Bank.  The amendment extends the maturity date of our revolving credit facility to September 30, 2012 and increases our borrowing capacity to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million.  We have the option to increase credit availability under the revolving credit facility to $15.0 million at any time through the extended maturity date, subject to the conditions of the credit agreement.  At October 2, 2010, there were no borrowings outstanding under the revolving credit facility.

Interest on the revolving credit facility is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with Silicon Valley Bank, or (ii) prime plus 2.25%.   Additionally, the credit agreement requires payments for an unused line, as well as anniversary and early termination fees, as applicable.

In connection with the amendment, Silicon Valley Bank also extended a $1.5 million term loan under the credit agreement, which bears interest at a rate of prime plus 1.75%.  We are required to make equal monthly principal payments which total $0.5 million annually, and a balloon payment of $0.5 at maturity.  Any remaining unpaid principal is due upon maturity of the credit agreement.   As of October 2, 2010, $1.5 million was outstanding under the term loan.

All obligations under the credit agreement are secured by a first priority lien on our tangible and intangible assets. The credit agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our tangible net worth and restrictions on the payment of dividends.  As of October 2, 2010, we were in compliance with its financial covenants.

ASIC Design and Production Agreement

On August 11, 2010, we entered into an agreement with Open Silicon, Inc. for the design and production of an ASIC device to be incorporated into a product that is under development.  The agreement requires that we pay non-recurring engineering fees over the course of the design phase and specifies terms regarding the purchase of production devices.  We have requested confidential treatment regarding portions of this agreement pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.

Item 6.                       Exhibits

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of September 30, 2010, by and between Silicon Valley Bank and Netlist, Inc.

10.2(2)*	ASIC Design and Production Agreement between Open Silicon, Inc. and Netlist, Inc.

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

Date: November 16, 2010		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of September 30, 2010, by and between Silicon Valley Bank and Netlist, Inc.

10.2(2)*	ASIC Design and Production Agreement between Open Silicon, Inc. and Netlist, Inc.

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