Form 10-K
period 2011-01-01
NETLIST INC
filed 2011-03-03
CIK 1282631

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates, based on the closing price of the registrant's common stock as reported on The NASDAQ Global Market on July 3, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $50.8 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

          The number of shares outstanding of the registrant's common stock, as of the latest practicable date:

Common Stock, par value $0.001 per share

25,284,303 shares outstanding at February 15, 2011

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders for 2011 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

        Unless the context otherwise requires, references to the "Company," "Netlist," "we," "us" or "our" refer to Netlist, Inc. and its subsidiaries.

        The registered trademarks of Netlist, Inc. and its subsidiaries include: HyperCloud™ and NVvault™. Other trademarks used in this Report are the property of their respective owners.

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations concerning matters that are not historical facts, and are generally identified by words such as "believe", "expect", "anticipate", "estimate", "intend", "strategy", "may", "will likely" and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and our actual results could differ materially and adversely from those expressed in any forward-looking statement. These forward-looking statements are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties that are difficult to predict. Important information regarding factors that could cause actual results to differ materially from such expectations is disclosed in this Report, including, without limitation, information under the caption "Risk Factors". These risks and uncertainties include, but are not limited to continuing development, qualification and volume production of NVvault™ and HyperCloud™; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation over infringement of our property and the possibility of our patents being reexamined by the United States ("U.S.")Patent and Trademark Office ("USPTO"); volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers' product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the People's Republic of China ("PRC"). Except as required by law, we do not undertake any obligation to revise or update any forward-looking statements for any reason.

 PART I

Item 1.    Business

Overview

        We design, manufacture and sell high-performance, intelligent memory subsystems for datacenter server and high-performance computing and communications markets. Our memory subsystems consist of combinations of dynamic random access memory integrated circuits ("DRAM ICs" or "DRAM"), NAND flash memory ("NAND"), application-specific integrated circuits ("ASICs") and other components assembled on printed circuit boards ("PCBs"). We primarily market and sell our products to leading original equipment manufacturer ("OEM") customers. Our solutions are targeted at applications where memory plays a key role in meeting system performance requirements. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

        We were incorporated in Delaware in June 2000 and commenced operations in September 2000.

Recent Developments

        In November 2009, we introduced HyperCloud™ DDR3 memory technology. HyperCloud™ utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction functionality that increases memory bandwidth. We expect that this technology will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing. HyperCloud™ memory is being evaluated by several of our OEM customers for use in their server products. HyperCloud™ is interoperable with Joint Electronics Devices Engineering Council ("JEDEC") standard DDR3 memory modules. Our HyperCloud™ products are designed to allow for installation in servers without the need for a BIOS change. As such, their anticipated sales launch is not dependent on the design plans or product cycle of our OEM customers. However, we have experienced a longer qualification cycle than anticipated. As of January 1, 2011, we have not shipped any production quantities of HyperCloud™.

        In February 2010, we announced general availability of NVvault™ battery-free, a non-volatile cache memory subsystem targeting Redundant Array of Independent Disks, ("RAID") storage applications. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. Unlike our traditional battery-powered fault tolerant cache product which relied solely on batteries to power the cache, NVvault™ battery-free utilizes a combination of DRAM for high throughput performance and flash for extended data retention. The introduction of NVvault™ battery-free, as well as the launch of the current version of the battery-powered module in connection with Dell, Inc.'s ("Dell") introduction of the PERC 7 line of servers in December 2009, has resulted in RAID controller subsystem revenues of $20.2 million, or 54% of total revenues for 2010, including $4.8 million of NVvault™. This compares favorably with $7.3 million in RAID controller subsystem revenues, or 40% of total revenues for 2009. Although revenues in 2010 have been primarily for shipments to Dell, in the fourth quarter of 2010 we qualified NVvault™ battery-free with other OEMs. We also intend to pursue end-user opportunities.

        The remainder of our revenues arose primarily from OEM sales of custom memory modules, the majority of which were utilized in data center and industrial applications. When developing custom modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit. Revenues from custom modules have improved as a result of OEM product placements on new platforms and improved economic conditions compared with 2009. The continuation of this trend, which cannot be assured, is dependent on our ability to qualify our memory modules on new platforms as current platforms reach the end of their life cycles, and on the state of the global economy.

Technology

        We have a portfolio of proprietary technologies and design techniques and have assembled an engineering team with expertise in semiconductors, printed circuit boards, memory subsystem and system design. Our technology competencies include:

        IC Design Expertise.    We have designed blocks of custom logic that can be implemented in stand-alone integrated circuits or integrated with other functional blocks in ASICs. We use these custom logic blocks in the HyperCloud™ chipset to incorporate rank multiplication and load reduction functionality onto standard registered dual in-line memory modules "RDIMMs". We also incorporate custom logic in our NVvault™ product line.

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

        Planar Design.    Our planar solutions are designed to provide high density solutions in a more cost-effective manner than traditional chip-stacking. We believe traditional chip-stacking can represent a significant portion of the total cost of a memory subsystem. Our planar solutions achieve the same densities as chip-stacked modules but do so by leveraging our PCB design expertise to place integrated circuits in two rows in the same plane rather than on top of each other. Our planar memory subsystem designs feature high memory capacity with improved thermal characteristics by dissipating heat uniformly throughout the PCB.

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

Customers

        We primarily market and sell our products to leading OEMs in the server, storage and communications markets. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell and F5 Networks, Inc. ("F5 Networks") represented approximately 59% and 19%, respectively, of our net sales in 2010. Dell and DRS Electronics, Inc. ("DRS Electronics") represented approximately 53% and 13%, respectively, of our net sales in 2009. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers ("EMSs"), for incorporation into products manufactured exclusively for the OEM customer or, in some instances, to facilitate credit and logistics. These net sales to EMSs have historically fluctuated period to period as a portion of the total net sales to the OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name of Foxconn that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 96% and 76% of net sales to Dell for 2010 and 2009, respectively. Arrow Electronics Inc. ("Arrow") is an EMS for DRS Electronics. Substantially all of our products used by DRS Electronics are sold to Arrow for incorporation in subassembly products. Similarly, substantially all of the products sold to F5 Networks were sold through Flextronics International Ltd. For further information regarding our sales to our OEM customer base, please refer to Note 12 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

        We expect that our key customers will continue to account for a substantial portion of our net sales in 2011 and in the foreseeable future. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period. Our sales are made primarily pursuant to standard purchase orders that may be rescheduled on relatively short notice. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. While these returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience similar return rates in the future. Any significant increase in product failure rates and the resulting product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

Sales and Marketing

        We market and sell our products through a direct sales force and a network of independent sales representatives. Our sales activities focus primarily on developing strong relationships at the technical, marketing and executive management levels within market-leading OEMs. Additionally, our marketing strategy for our HyperCloud™ includes the creation of demand through end-user evaluation and demonstration activities in vertical computing markets. Our OEM customers design systems for a variety of applications that require a significant number of high performance memory subsystems, representing substantial opportunities for us. We have been successful in developing OEM relationships through our ability to provide high performance memory subsystems. Our direct sales group and field application engineers work closely with our OEM customers at an early stage of their design cycles to solve their design challenges and to design our products into their systems.

        We believe in the timely communication and exchange of information with our customers. We utilize well-trained, highly technical program management teams to successfully drive new product development and quickly respond to our customers' needs and expectations. Our program management teams provide quick response times and act as a single point-of-contact for routine issues during the sales process. Additionally, they address the long-term business and technology goals of our customers. We employ a team approach to business development whereby our sales team and independent representatives identify, qualify and prioritize customer prospects through offices in a number of locations worldwide. For additional information regarding our net sales from external customers by geographic area, refer to Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Manufacturing

        We manufacture substantially all of our products at our facilities in Suzhou in the PRC. Our advanced engineering and design capabilities, combined with our in-house manufacturing processes, allow us to assemble our memory subsystems reliably and in high volume. Our advanced, customized manufacturing facilities are capable of surface mount assembly, subsystem testing, system-level burn-in testing, programming, marking, labeling and packaging. At each stage of the production cycle, including product prototyping, qualification sample production and high-volume manufacturing and delivery, we focus on providing our customers with rapid response and short manufacturing turn-around times. Manufacturing cycle times for our products are typically one week or less, and in some cases as few as two days, from receipt of order.

        We acquire components and materials such as ASICs, DRAM ICs and NAND directly from integrated circuit manufacturers and assemble them into finished subsystems. We believe that one of our key strengths is the efficient procurement and management of components for our subsystems, which benefits our customers in the form of lower costs and increased product availability. We have a limited number of suppliers, including Samsung Electronics, Hynix Semiconductor and Micron Semiconductor, each of which comprise more than 10% of our total purchases. We have developed strong supplier relationships with these and other key DRAM IC and NAND manufacturers, which we believe gives us direct and ready access to the critical components that we need for our production activities. We typically qualify our products with our customers using multiple manufacturers of DRAM ICs and NAND. The flexibility to choose from several DRAM IC and NAND providers allows us to minimize product cost and maximize product availability. Our HyperCloud™ RDIMM contains an ASIC chipset component. We intend to procure these ASICs from multiple integrated circuit vendors that are in varying stages of chipset development.

        We schedule production based on purchase order commitments and anticipated orders. We release raw materials to the manufacturing floor by means of an on-line shop floor control system, which allows for internal quality analysis, direct access to inventory information and production floor material tracking. We have a flexible manufacturing workforce which allows us to manage unforecasted demand. In addition, in order to mitigate inventory risks, we have the capability to sell excess quantities of certain component inventories of DRAM ICs and NAND to distributors and other users of memory integrated circuits. However, the ASIC and DRAM components used in our HyperCloud™ product have limited alternative uses. As such, we may not be able to sell excess quantities of the components, should we fail to obtain qualification with major OEMs. Our sales of excess inventory generated less than 1% of our net sales in 2010 and approximately 4% of our net sales in 2009.

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

        We perform ongoing reliability testing on our memory subsystems and share the results of that testing with our customers. We believe that this improves the system design process and allows for the elimination of potential problems at the earliest possible stage. In addition, we have implemented procedures which require that all of our memory subsystems undergo functional and system burn-in testing prior to delivery to the customer. We complement our test capabilities with advanced imaging technology to inspect the quality of our assemblies.

        We are certified in ISO 9001:2000 Quality Management Systems, ISO 14001:2004 Environmental Management Standards, and OSHAS 18001:2007 Occupational Health and Safety Management Systems.

Competition

        Our products are primarily targeted for the server, high performance computing and communications markets. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs. Our primary competitors are memory module providers such as STEC, SMART Modular Technologies, Inc., and Viking Interworks, a division of Sanmina-SCI Corporation. We face competition from DRAM suppliers, including Hynix, Samsung and Micron for many of our products, including HyperCloud™. We also face potential direct or indirect competition from logic suppliers such as Inphi and IDT. As we enter new markets and pursue additional applications for our products, we may face competition from a larger number of competitors that produce solutions utilizing similar or competing technologies.

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

        Some of our customers and suppliers may have proprietary products or technologies that are competitive with our products, or could develop internal solutions or enter into strategic relationships with, or acquire, existing high-density memory module providers. Any of these actions could reduce our customers' demand for our products. Some of our significant suppliers of memory integrated circuits may be able to manufacture competitive products at lower costs by leveraging internal efficiencies, or could choose to reduce our supply of memory integrated circuits, adversely affecting our ability to manufacture our memory subsystems on a timely basis, if at all.

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

  •
  price.

        We believe that we compete favorably with respect to these factors. However, our current and future competitors could develop competing products that could cause a decline in sales or loss of market acceptance of our products.

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

        We believe that to remain competitive we must continue to focus on developing advanced memory technologies. We have invested significant resources in the design of custom semiconductor logic devices. These logic devices are integrated into our next-generation memory subsystems in order to improve their performance. For example, our HyperCloud™ logic devices enable our DRAM-based subsystems to achieve higher speeds and address greater memory capacity at a lower price point than currently available products in the market. Logic devices in our NVvault™ battery-free product enable DRAM and flash memory to be efficiently combined for the purposes of backing up data storage. The development of these semiconductor devices are an important part of our overall effort to maintain a strong competitive position in our industry based on advanced memory technology.

        Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them. Our total expenditures for research and development were approximately $14.8 million and $8.1 million for 2010 and 2009, respectively.

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

        As of January 1, 2011, we had 17 patents issued and 24 patent applications pending. Assuming that they are properly maintained, our patents will expire at various dates between 2022 and 2027. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner also will continue to be important factors in developing and maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our existing patents or pending patent applications.

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

Employees

        At January 1, 2011, we had approximately 232 employees (including 131 regular employees and 101 temporary employees). Approximately 74 of the regular employees were located in the U.S., and approximately 57 were located in other countries (mainly in the PRC). We had 137 employees in operations, 34 employees in research and development, 20 employees in sales and marketing, and 11 employees engaged in other administrative functions. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

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

  •
  our failure to maintain the qualification of our products with our current customers or to qualify current and future products with our current or prospective customers in a timely manner or at all;

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

  •
  disputes regarding intellectual property rights and the possibility of our patents being reexamined by the USPTO;

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

        Since the inception of our business in 2000, we have only experienced one fiscal year (2006) with profitable results. In order to regain profitability, or to achieve and sustain positive cash flows from operations in the future, we must further reduce operating expenses and/or increase our revenues. Although we have in the past engaged in a series of cost reduction actions, and believe that we could reduce our current level of expenses through elimination or reduction of strategic initiatives, such expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve profitability will depend on increased revenue growth from, among other things, increased demand for our memory subsystems and related product offerings, as well as our ability to expand into new and emerging markets. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved, on a quarterly or annual basis in the future.

        Any failure to achieve profitability could result in increased capital requirements and pressure on our liquidity position. We believe our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support sales, marketing, research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Our capital requirements could result in our having to, or otherwise choosing to, seek additional funding through public or private equity offerings or debt financings. However, many companies are experiencing difficulty in achieving access to capital in these challenging times. Such funding may not be available on terms acceptable to us, or at all, either of which could result in our inability to meet certain of our financial obligations and other related commitments.

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

        We must devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with prospective customers in anticipation of sales. Significant delays in the qualification process, such as those experienced with our HyperCloud™ product, could result in an inability to keep up with rapid technology change or new, competitive technologies. If we delay or do not succeed in qualifying a product with an existing or prospective customer, we will not be able to sell that product to that customer, which may result in our holding excess and obsolete inventory and harm our operating results and business.

Sales to a limited number of customers represent a significant portion of our net sales and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

        Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 59% and 19% of our net sales in 2010 were to two of our customers and approximately 53% and 13% of our net sales in 2009 were to two of our customers. We currently expect that sales to major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

        In addition to the competition we face from DRAM and logic suppliers such as Hynix, Samsung, Micron, Inphi and IDT, some of our OEM customers have their own internal design groups that may develop solutions that compete with ours. These design groups have some advantages over us, including direct access to their respective companies' technical information and technology roadmaps. Our OEM customers also have substantially greater resources, financial and otherwise, than we do, and may have lower cost structures than ours. As a result, they may be able to design and manufacture competitive products more efficiently or inexpensively. If any of these OEM customers are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any or all of which could harm our business and results of operations. Further, some of our significant suppliers are also competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration.

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

        Adverse changes in domestic and global economic and political conditions have made it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they have caused and could continue to cause U.S. and foreign businesses to slow spending on our products and services, which would further delay and lengthen sales cycles. In addition, sales of our products are dependent upon demand in the computing, networking, communications, printer, storage and industrial markets. These markets have been cyclical and are characterized by wide fluctuations in product supply and demand. These markets have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles, reductions in technology spending and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and the erosion of average selling prices.

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

        During challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Furthermore, our vendors may face similar issues gaining access to credit, which may limit their ability to supply components or provide trade credit to us. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the memory market and related semiconductor industry. If the economy or markets in which we operate do not continue to improve or if conditions worsen, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could compound the negative impact on the results of our operations.

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

        Historical declines in customer demand and our revenues caused us to reduce our purchases of DRAM ICs and NAND. Such fluctuations could occur in the future. Should we not maintain sufficient purchase levels with some suppliers, our ability to obtain supplies of raw materials may be impaired due to the practice of some suppliers to allocate their products to customers with the highest regular demand.

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

        We maintain a manufacturing facility in the PRC for producing most of our products, which allows us to utilize our materials and processes, protect our intellectual property and develop the technology for manufacturing. A prolonged disruption or material malfunction of, interruption in or the loss of operations at our manufacturing facility, or the failure to maintain a sufficient labor force at such facility, would limit our capacity to meet customer demand and delay new product development until a replacement facility and equipment, if necessary, were found. The replacement of the manufacturing facility could take an extended amount of time before manufacturing operations could restart. The potential delays and costs resulting from these steps could have a material adverse effect on our business, financial condition and results of operations.

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

        We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. To date we have had only eighteen patents issued. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

        As is common to the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. Lawsuits claiming that we are infringing others' intellectual property rights have been and may in the future be brought against us, and we are currently defending against claims of invalidity in the USPTO. See Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for a description of our legal contingencies.

        The process of obtaining and protecting patents is inherently uncertain. In addition to the patent issuance process established by law and the procedures of the USPTO, we must comply with JEDEC administrative procedures in protecting our intellectual property within its industry standard setting process. These procedures evolve over time, are subject to variability in their application, and may be inconsistent with each other. Failure to comply with JEDEC's administrative procedures could jeopardize our ability to claim that our patents have been infringed.

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

        To date, we have been highly dependent on the experience, relationships and technical knowledge of certain key employees. We believe that our future success will be dependent on our ability to retain the services of these key employees, develop their successors, reduce our reliance on them, and properly manage the transition of their roles should departures occur. The loss of these key employees could delay the development and introduction of, and negatively impact our ability to sell our products and otherwise harm our business. We do not have employment agreements with any of these key employees other than Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board. In 2010, we obtained "Key Man" life insurance on Chun K. Hong; however, we do not carry "Key Man" life insurance on any of our other key employees.

        Our future success also depends on our ability to attract, retain and motivate highly skilled engineering, manufacturing, and other technical and sales personnel. Competition for experienced personnel is intense. We may not be successful in attracting new engineers or other technical personnel, or in retaining or motivating our existing personnel. If we are unable to hire and retain engineers with the skills necessary to keep pace with the evolving technologies in our markets, our ability to continue to provide our current products and to develop new or enhanced products will be negatively impacted, which would harm our business. In addition, the shortage of experienced engineers, and other factors, may lead to increased recruiting, relocation and compensation costs for such engineers, which may exceed our expectations and resources. These increased costs may make hiring new engineers difficult, or may increase our operating expenses.

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

The operation of our manufacturing facility in the PRC could expose us to significant risks.

        During 2007, we invested significant time and effort in establishing a manufacturing facility in the PRC and preparing it for full-scale operations. This manufacturing facility became operational in July 2007 and was successfully qualified by certain key customers at that time. As of February 1, 2009, substantially all of our world-wide manufacturing production was being performed in the PRC. Language and cultural differences, as well as the geographic distance from our headquarters in Irvine, California, further compound the difficulties of running a manufacturing operation in the PRC. Our management has limited experience in creating or overseeing foreign operations, and this new facility may divert substantial amounts of their time. We cannot assure you that we will be able to maintain control over product quality, delivery schedules, manufacturing yields and costs as we increase our output. We also have to manage a local workforce that may subject us to uncertainties or regulatory policies and we remain subject to risks related to managing the increased production capacity provided by the facility. Should anticipated demand not materialize, the costs related to having excess capacity would have an adverse impact on our gross margins and operating results.

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

        The PRC currently provides for favorable tax rates for certain foreign-owned enterprises operating in specified locations in the PRC through 2012. We have established our PRC facility in such a tax-favored location. Should we fail to achieve profitability while favorable tax rates are in effect, or before our loss carryforwards in the PRC expire, it is possible that we would not realize the tax benefits to the extent originally anticipated and this could adversely impact our operating results.

Economic, political and other risks associated with international sales and operations could adversely affect our net sales.

        Part of our growth strategy involves making sales to foreign corporations and delivering our products to facilities located in foreign countries. To facilitate this process and to meet the long-term projected demand for our products, we have set up a manufacturing facility in the PRC. Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations. We are operating in business and regulatory environments in which we have limited previous experience. We will need to continue to overcome language and cultural barriers to effectively conduct our operations in these environments. In addition, the economies of the PRC and other countries have been highly volatile in the past, resulting in significant fluctuations in local currencies and other instabilities. These instabilities affect a number of our customers and suppliers in addition to our foreign operations and continue to exist or may occur again in the future.

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

        Our international sales are subject to other risks, including regulatory risks, tariffs and other trade barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, difficulties in managing distributors, lack of a significant local sales presence, difficulties in obtaining governmental approvals, compliance with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. In addition, the U.S. or foreign countries may implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products, leading to a reduction in sales and profitability in that country.

Our operations could be disrupted by power outages, natural disasters or other factors.

        Due to the geographic concentration of our manufacturing operations, a disruption resulting from equipment failure, power failures, quality control issues, human error, government intervention or natural disasters, including earthquakes, fires or floods, could interrupt or interfere with our manufacturing operations and consequently harm our business, financial condition and results of operations. Such disruptions would cause significant delays in shipments of our products and adversely affect our operating results.

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

Our existing indebtedness and any future indebtedness we incur could adversely affect our cash flow and prevent us from fulfilling our financial obligations.

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

        As of January 1, 2011, our executive officers, directors and 5% stockholders beneficially own, in total, approximately 25% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

        In 2007, following a drop in the market price of our common stock, securities litigation was initiated against us. Given the historic volatility of our industry, we may become engaged in this type of litigation in the future. Securities litigation is expensive and time-consuming.

Item 2.    Properties

        Our corporate headquarters is located in approximately 28,700 square feet of space in Irvine, California, under a lease that expires in June 2011. We also currently lease approximately 43,600 square feet of space for our manufacturing facility in the PRC. This lease expires March 2012. In addition, we lease offices on a monthly basis in a corporate office center located in San Jose, California.

        We believe that our current facilities are adequate for our current and expected operations for the next twelve months and that additional space can be obtained if needed.

Item 3.    Legal Proceedings

        The information set forth in the section entitled Patent Claims under Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report is incorporated herein by reference.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on The NASDAQ Global Market under the trading symbol "NLST" on November 30, 2006, and was not publicly traded prior to that date. The following table sets forth the high and low sale prices for our common stock on the NASDAQ Global Market for the periods indicated:

	High	Low
Year Ended January 1, 2011
Fourth Quarter	$3.90	$2.12
Third Quarter	3.53	2.27
Second Quarter	3.74	1.81
First Quarter	6.10	3.16
Year Ended January 2, 2010
Fourth Quarter	$7.98	$0.58
Third Quarter	0.79	0.30
Second Quarter	0.53	0.16
First Quarter	0.35	0.11

        As of February 15, 2011, there were approximately 58 holders of record of our common shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

        Our board of directors and stockholders have previously approved our Amended and Restated 2000 Equity Incentive Plan and our Amended and Restated 2006 Equity Incentive Plan. Except as listed in the table below, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of January 1, 2011 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,432,689		$2.54	1,394,906	(1)
Equity compensation plans not approved by security holders	201,875	(2)	$3.31	—

Total	4,634,564		$2.57	1,394,906

(1)
Subject to certain adjustments, on January 1, 2011, we currently are able to issue a maximum of 4,205,566 shares of common stock pursuant to awards granted under our Amended and Restated 2006 Equity Incentive Plan. That maximum number will automatically increase on the first day of each calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions.

(2)
Consists of:

(i)
50,000 options to purchase shares of our common stock issued to our Director of Marketing in connection with his hiring in June 2009. The options vest over a period of 4 years, are exercisable at $0.35 per share, and contain a contractual term of 10 years from the date of grant.

(ii)
12,500 options to purchase shares of our common stock issued to our Director of Applications in connection with his hiring in November 2009. The options are fully vested, are exercisable at a price of $6.03 per share, and expire in 2011 as a result of termination of employment.

(iii)
100,000 options to purchase shares of our common stock issued to our Vice President of Sales and Marketing in connection with his hiring in January 2010. The options vest over a period of 3.3 years, are exercisable at $5.00 per share, and contain a contractual term of 10 years from the date of grant.

(iv)
30,000 options to purchase shares of our common stock issued to our Controller and Director of Financial Reporting in connection with her hiring in April 2010. The options vest over a period of 4 years, are exercisable at $1.92 per share, and contain a contractual term of 10 years from the date of grant.

(v)
9,375 options to purchase shares of our common stock issued to our Vice President and General Counsel in connection with her hiring in April 2010. The options are fully vested, are exercisable at $1.92 per share, and expire in 2011 as a result of termination of employment.

  See Note 10 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of the Report, for additional information on equity compensation plans.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

        This report contains forward-looking statements regarding future events and our future performance. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected. These risks and uncertainties include, but are not limited to continuing development, qualification and volume production of NVvault™ and HyperCloud™; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation over infringement of our property and the possibility of our patents being reexamined by the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers' product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC. Other risks and uncertainties are described under the heading "Risk Factors" in Part I, Item IA of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

        We design, manufacture and sell high-performance, intelligent memory subsystems for datacenter server and high-performance computing and communications markets. Our memory subsystems consist of combinations of DRAM ICs, NAND, ASICs and other components assembled on PCBs. We primarily market and sell our products to leading OEM customers. Our solutions are targeted at applications where memory plays a key role in meeting system performance requirements. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

Recent Developments

        In November 2009, we introduced HyperCloud™ DDR3 memory technology. HyperCloud™ utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction functionality that increases memory bandwidth. We expect that this technology will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing. HyperCloud™ memory is being evaluated by several of our OEM customers for use in their server products. HyperCloud™ is interoperable with JEDEC standard DDR3 memory modules. Our HyperCloud™ products are designed to allow for installation in servers without the need for a BIOS change. As such, their anticipated sales launch is not dependent on the design plans or product cycle of our OEM customers. However, we have experienced a longer qualification cycle than anticipated. As of January 1, 2011, we have not shipped any production quantities of HyperCloud™.

        In February 2010, we announced general availability of NVvault™ battery-free, a non-volatile cache memory subsystem targeting RAID storage applications. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. Unlike our traditional battery-powered fault tolerant cache product which relied solely on batteries to power the cache, NVvault™ battery-free utilizes a combination of DRAM for high throughput performance and flash for extended data retention. The introduction of NVvault™ battery-free, as well as the launch of the current version of the battery-powered module in connection with Dell introduction of the PERC 7 line of servers in December 2009, has resulted in RAID controller subsystem revenues of $20.2 million, or 54% of total revenues for 2010, including $4.8 million of NVvault™. This compares favorably with $7.3 million in RAID controller subsystem revenues, or 40% of total revenues for 2009. Although revenues in 2010 have been primarily for shipments to Dell, in the fourth quarter of 2010 we qualified NVvault™ battery-free with other OEMs. We also intend to pursue end-user opportunities.

        The remainder of our revenues arose primarily from OEM sales of custom memory modules, the majority of which were utilized in data center and industrial applications. When developing custom modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit. Revenues from custom modules have improved as a result of OEM product placements on new platforms and improved economic conditions compared with 2009. The continuation of this trend, which cannot be assured, is dependent on our ability to qualify our memory modules on new platforms as current platforms reach the end of their life cycles, and on the state of the global economy.

        Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Two customers represented approximately 59% and 19%, respectively, of our net sales in 2010, and approximately 53% and 13%, respectively, of our net sales in 2009.

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

        Cost of Sales.    Our cost of sales includes the cost of materials, manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation, and occupancy costs and other allocated fixed costs. The DRAM ICs and NAND incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs and NAND. We attempt to pass through such DRAM IC and NAND flash memory cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs and NAND, which affects gross margins. The gross margin on our sales of excess component DRAM IC and NAND inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, fluctuations in DRAM IC and NAND inventory sales as a percentage of our overall sales could impact our overall gross margin. We assess the valuation of our inventories on a quarterly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or net realizable value.

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

        Revenue Recognition.    We recognize revenues in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605. Accordingly, we recognize revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

        Impairment of Long-Lived Assets.    We evaluate the recoverability of the carrying value of long-lived assets held and used in our operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows.

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

        The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of our common stock option awards. The expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option. This calculation is based on the safe harbor method permitted by the SEC in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available. The expected volatility is based on the historical volatility of our common stock. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on our history and our expectations regarding dividend payouts. We evaluate the assumptions used to value our common stock option awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in prior periods. Compensation expense for common stock option awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award, provided that the accumulated cost recognized as of any date at least equals the value of the vested portion of the award.

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

        Income Taxes.    Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements, calculated at enacted tax rates for expected periods of realization. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Because we have operated at a loss for an extended period of time, we did not recognize tax deferred tax assets related to losses incurred in 2009. Benefits recognized in 2010 were limited to those made available as a one-time carry-back through economic recovery legislation. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record an income tax benefit or a reduction to income tax expense in the period of such realization.

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

Results of Operations

        The following table sets forth our consolidated statements of operations as a percentage of net sales for the years indicated:

	Year Ended
	January 1, 2011	January 2, 2010
Net sales	100%	100%
Cost of sales	74	84

Gross profit	26	16

Operating expenses:
Research and development	39	44
Selling, general and administrative	29	44

Total operating expenses	68	88

Operating loss	(42)	(72)

Other income (expense):
Interest (expense) income, net	—	—
Other income, net	—	—

Total other income, net	—	—
Loss before income tax benefit	(42)	(72)
Income tax benefit	(2)	(2)

Net loss	(40)%	(70)%

Year Ended January 1, 2011 Compared to the Year Ended January 2, 2010

  Net Sales, Cost of Sales and Gross Profit.

        The following table presents net sales, cost of sales and gross profit for the years ended January 1, 2011 and January 2, 2010 (in thousands, except percentages):

	Year Ended
	January 1, 2011	January 2, 2010	Change	% Change
Net sales	$37,855	$18,479	$19,376	105%
Cost of sales	27,910	15,522	12,388	80%

Gross profit	$9,945	$2,957	$6,988	236%

Gross margin	26.3%	16.0%	10.3%

        Net Sales.    Overall, net sales of our RAID battery-backed and battery-free, industrial and data center optimized applications, and flash-based products increased as a result of the selection of our memory modules for inclusion in new product platforms. Net sales in all product categories have benefited from resurgence in technology investment, as general economic conditions have improved since early 2009. Should economic conditions erode, positive sales trends may not continue.

        The increase in net sales for 2010 as compared with 2009 resulted primarily from increases of approximately (i) $12.9 million in sales of NVvault™ cache systems used in RAID controller subsystems, including $4.8 million from the launch of NVvault™ battery-free, the flash-based cache system that became generally available in 2010, (ii) $5.4 million in sales of memory modules utilized in data center targeted server applications, and (iii) $1.0 million in sales of flash memory products offset by a decrease of $0.6 million from the re-sale of DRAM components.

        Gross Profit and Gross Margin.    Gross profit for 2010 as compared to 2009 increased due to the 105% increase in net sales between the two periods, resulting in increased profit contribution from a higher number of units sold, as well as an improved ability to absorb fixed manufacturing costs. These volume based improvements were partially offset by volume discounts and increased DRAM prices, which affected margins in some product categories.

  Research and Development.

        The following table presents research and development expenses for the years ended January 1, 2011 and January 2, 2010 (in thousands, except percentages):

	Year Ended
	January 1, 2011	January 2, 2010	Change	% Change
Research and development	$14,762	$8,083	$6,679	83%

        The increase in research and development expense in 2010 as compared to 2009 resulted primarily from increases of (i) $4.1 million in engineering expenses as a result of an increase in non-recurring engineering charges and both internal engineering headcount and outside contractors engaged in new product development activities, (ii) $1.7 million in material expenses related to product builds and testing, primarily related to our HyperCloud™ products and (iii) $0.9 million in legal and professional fees as we increased patent filing and protection activities related to new and emerging markets.

  Selling, General and Administrative.

        The following table presents selling, general and administrative expenses for the years ended January 1, 2011 and January 2, 2010 (in thousands, except percentages):

	Year Ended
	January 1, 2011	January 2, 2010	Change	% Change
Selling, general and administrative	$11,041	$8,303	$2,738	33%

        The increase in selling, general and administrative expense in 2010 as compared to 2009 resulted primarily from increases of approximately (i) $1.2 million in personnel-related expenses primarily attributable to hiring personnel to support the development of markets for HyperCloud™ and NVvault™, (ii) $1.0 million in product samples and travel costs as a result of activities related to the OEM qualification process for HyperCloud™ and NVvault™ battery-free, and (iii) $0.5 million in commission expenses due to the increase in net sales.

  Other Income, Net.

        The following table presents other income, net for the years ended January 1, 2011 and January 2, 2010 (in thousands, except percentages):

	Year Ended
	January 1, 2011	January 2, 2010	Change	% Change
Interest (expense) income, net	$(42)	$79	$(121)	(153)%
Other income, net	71	25	46	184%

Total other income, net	$29	$104	$(75)	(72)%

        Net interest expense for the year ended January 1, 2011 was comprised of interest expense of approximately $0.09 million, partially offset by interest income of approximately $0.05 million. Net interest income for the year ended January 2, 2010 was comprised of interest income of approximately $0.2 million, partially offset by interest expense of approximately $0.08 million. The decrease in interest income in the year ended January 1, 2011, as compared to the year ended January 2, 2010, was due to a combination of our lower overall cash and investment balances and the decrease in the yield earned on those balances due to lower interest rates and a shift in investment strategy. Interest expense in 2010 was comparable to expense incurred in 2009, as savings from our lower average outstanding balances on our line of credit were offset by interest expense on the $1.5 million term bank loan that we received in the third quarter of 2010.

        Other income, net, primarily includes gains and losses on foreign currency transactions and on dispositions of property and equipment in 2010 and 2009.

  Income Tax Benefit.

        The following table presents the benefit for income taxes for the years ended January 1, 2011 and January 2, 2010 (in thousands, except percentages):

	Year Ended
	January 1, 2011	January 2, 2010	Change	% Change
Income tax beneft	$(714)	$(412)	$(302)	73%

        The federal statutory rate was 35% for 2010 and 2009. In both 2010 and 2009 we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carry-forwards. In 2010, our effective tax rate differed from the 35% statutory rate primarily due to the valuation allowance on newly generated loss carry-forwards, offset by the realization of $0.7 from a one-time carry-back of net operating losses allowed by economic recovery legislation. For further discussion see Note 8 to the Consolidated Financial Statements included in Part IV, Item 15 of this Report.

        Included in the unrecognized tax benefits at January 1, 2011 and January 2, 2010 was approximately $0.1 million and $0.1 million, respectively, of tax positions that, if recognized, would affect our annual effective tax rate. We reduced our unrecognized tax benefits by approximately $0.5 million during 2009 as a result of a lapse in a federal statute of limitations, resulting in an income tax benefit.

        In 2008, we began operating under tax holidays in the PRC, which are effective from January 2008 through December 2012. Since we operated at a loss in the PRC in 2010 and 2009, we did not realize any benefit attributable to the tax holidays.

Liquidity and Capital Resources

        We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit and term loans under our bank credit facilities, capitalized lease obligations, financing of receivables and from the sale and leaseback of our domestic manufacturing facility.

  Working Capital, Cash and Cash Equivalents, and Marketable Securities.

        The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	January 1, 2011	January 2, 2010
Working capital	$17,606	$13,379

Cash and cash equivalents(1)	$14,210	$9,942
Short-term marketable securities(1)	824	3,949
Long-term marketable securities	890	941

	$15,924	$14,832

(1)
Included in working capital

        Our working capital increased in the year ended January 1, 2011 primarily as a result of an increase in cash, cash equivalents and short-term investments in marketable securities of $1.1 million arising from debt and equity financing activities, and increases of $2.2 and $2.3 million in accounts receivable and inventory, respectively, as a result of our increase in net sales and qualification and manufacturing activities. These increases were offset by an increase in accounts payable of $2.2 million due to the expansion of trade credit from our vendors and amounts due for equipment purchases.

  Cash Provided and Used in the Years Ended January 1, 2011 and January 2, 2010.

        The following table summarizes our cash flows for the periods indicated:

	Year Ended
	January 1, 2011	January 2, 2010
Net cash provided by (used in):
Operating activities	$(15,404)	$(6,623)
Investing activities	2,180	1,440
Financing activities	17,492	(89)

Net increase (decrease) in cash and cash equivalents	$4,268	$(5,272)

        Operating Activities.    Net cash used in operating activities for the year ended January 1, 2011 was primarily the result of (i) a net loss of approximately $15.1 million and (ii) approximately $4.0 million in net cash used by changes in operating assets and liabilities, primarily accounts receivable and inventory offset by approximately $3.7 million in net non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

        Accounts receivable increased approximately $2.2 million at January 1, 2011 compared with January 2, 2010, primarily as a result of net sales of $10.1 million in the fourth quarter of 2010 compared with $6.7 million in the fourth quarter of 2009. During 2010 and 2009, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

        Inventories increased approximately $2.3 million during 2010 primarily as a result of the increased production levels necessary to produce the higher levels of net sales we experienced in 2010 and due to qualification activities for our HyperCloud™ product. In the future, our inventory levels will continue to be determined based on, among other factors, the level of customer orders received and overall demand as well as the stage at which our products are in their respective life cycles and competitive situations in the marketplace. We make efforts to balance such considerations against the risk of obsolescence or potentially excess inventory levels.

        Accounts payable, net of amounts due for property and equipment purchases, increased approximately $1.9 million during 2010 primarily as a result of increased production levels, expansion of trade credit, and continued stringent cash management.

        Net cash used in operating activities for the year ended January 2, 2010 was primarily the result of a net loss of approximately $12.9 million offset by (i) approximately $3.6 million in net non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation, impairment of long-lived assets and (ii) approximately $2.7 million in net cash provided by changes in operating assets and liabilities.

        Investing Activities.    In 2010 and 2009, we continued to invest remaining net proceeds from our public offerings and debt financing in various marketable securities investments in connection with our efforts to both preserve capital as well as achieve competitive returns on our investments.

        Net cash provided by investing activities for the year ended January 1, 2011 was primarily the result of proceeds from the maturities and sales of marketable securities of approximately $5.5 million, partially offset by purchases of investments in marketable securities of approximately $2.4 million. We also used approximately $0.9 million in cash primarily to purchase equipment and leasehold improvements related to our production facilities in the PRC and our research and development activities in Irvine, California.

        Net cash provided by investing activities for the year ended January 2, 2010 was primarily the result of proceeds from the maturities and sales of marketable securities of approximately $15.2 million, partially offset by purchases of investments in marketable securities of approximately $13.9 million.

        Financing Activities.    Net cash provided by financing activities for the year ended January 1, 2011 was primarily the result of the net proceeds of $16.2 million from the sale of 4,594,250 shares of our common stock in a registered public offering, which closed on March 24, 2010, and the proceeds of a $1.5 million term loan obtained from Silicon Valley Bank, offset by repayments of $0.3 million on the term loan and capital lease obligations. In 2010 and 2009, we utilized our lines of credit to fund short-term working capital needs. Net cash used in financing activities for the year ended January 2, 2010 was the result of $0.6 million in debt repayment, offset by $0.5 million in proceeds from the exercise of options to purchase our common stock.

  Capital Resources.

        On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was amended on March 24, 2010, June 30, 2010 and September 30, 2010. Currently, the credit agreement provides for a line of credit pursuant to which we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million. We have the option to increase credit availability to $15.0 million at any time through the maturity date of September 30, 2012, subject to the conditions of the credit agreement.

        The credit agreement contains an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit, foreign exchange contracts and cash management services. Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement. At January 1, 2011, letters of credit in the amount of $2.9 million were outstanding, including a $1.1 million letter of credit to secure payment for future shipments in connection with a $2.5 million commitment to purchase ASIC devices for use in our HyperCloud™ modules The letters of credit expire on various dates through October 31, 2011.

        Interest on the line of credit is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%. Additionally, the credit agreement requires payments for an unused line, as well as anniversary and early termination fees, as applicable.

        The following table presents details of outstanding borrowings and availability under our line of credit (in thousands):

	January 1, 2011	January 2, 2010
Outstanding borrowings on the line of credit	$—	$—

Borrowing availability under the line of credit	$2,200	$—

Prime rate	4.00%	3.25%

        Outstanding borrowings under the Silicon Valley Bank line of credit did not exceed $1.0 million during 2010 or 2009.

        In addition, in connection with the September 30, 2010 amendment, Silicon Valley Bank extended a $1.5 million term loan under the credit agreement, which bears interest at a rate of prime plus 1.75%. We are required to make equal monthly principal payments which total $0.5 million annually, and a balloon payment of $0.5 million at maturity. As of January 1, 2011, $1.4 million was outstanding under the term loan.

        All obligations under the credit agreement are secured by a first priority lien on our tangible and intangible assets. The only restriction on the use of funds under the revolving line of credit is that we must be in compliance with the covenants of the credit agreement. The credit agreement includes affirmative and negative covenants, including financial covenants with respect to our liquidity and tangible net worth. As of January 1, 2011, we were in compliance with all financial covenants and expect to maintain compliance for the foreseeable future. However, we have in the past been in violation of one or more covenants of other credit agreements, and we could violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

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

New Accounting Pronouncements

        In September 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), which amends the revenue guidance under ASC Topic 605, which describes the accounting for multiple element arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. The adoption of ASU 2009-13 on January 2, 2011 had no impact on our consolidated financial statements.

        In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14"), which excludes tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of ASC Topic 985, which describes the accounting for software revenue recognition. ASU 2009-14 is effective on a prospective basis for 2011, with earlier adoption permitted. The adoption of ASU 2009-14 on January 2, 2011 had no impact on our consolidated financial statements.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2011.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We have adopted a "Code of Business Conduct and Ethics" that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.netlist.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable rules promulgated under the Securities Act or Exchange Act, we intend to disclose such amendment or waiver and the reasons there for on our Internet site.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  (1)     All financial statements filed as part of this report.

  (a)
  (2)     Exhibits

3.1	(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2	(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1	(2)#	Amended and Restated 2000 Equity Incentive Plan of Netlist, Inc.

10.2	(3)	Form of Indemnity Agreement for officers and directors.

10.3	(4)#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong.

10.4	(5)#	Form of Performance Incentive Agreement entered into by Netlist, Inc. with each of Christopher Lopes, Jayesh Bhakta and Paik Ki Hong in August 2006.

10.5	(6)#	Form of Amendment to Performance Incentive Agreement entered into by Netlist, Inc. with each of Christopher Lopes, Jayesh Bhakta and Paik Ki Hong in September 2006.

10.6	(7)#	2006 Equity Incentive Plan of Netlist, Inc.

10.7	(8)#	Form of Restricted Stock Award issued pursuant to the 2006 Equity Incentive Plan of Netlist, Inc.

10.8	(9)#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.

10.9	(10)#	Stock Option Agreement dated July 1, 2009 for options to purchase 50,000 shares of the Registrant's common stock awarded to Paul Duran.

10.10	(11)#	Stock Option Agreement dated December 16, 2009 for options to purchase 50,000 shares of the Registrant's common stock awarded to John Smolka.

10.11	(12)#	Stock Option Agreement dated January 4, 2010 for options to purchase 100,000 shares of the Registrant's common stock awarded to Steve McClure.

10.12	(13)#	Stock Option Agreement dated June 8, 2010 for options to purchase 75,000 shares of the Registrant's common stock awarded to Nickie Duong.

10.13	(14)#	Stock Option Agreement dated June 8, 2010 for options to purchase 30,000 shares of the Registrant's common stock awarded to Lisa Roger.

10.14	(15)	Lease (Multi-Tenant; Net), dated April 2, 2007, by and between The Irvine Company LLC, a Delaware limited liability company, and Netlist, Inc., a Delaware corporation.

10.15	(16)	Loan and Security Agreement, dated as of October 31, 2009, between Silicon Valley Bank, a California corporation, and Netlist, Inc.; Subordination Agreement, dated as of October 31, 2009, between Silicon Valley Bank, a California corporation, Netlist, Inc., and Netlist Technology Texas, L.P., a Texas limited partnership; Security Agreement entered into as of October 31, 2009 between, Silicon Valley Bank and Netlist Technology Texas LP, a Texas limited partnership; and Intellectual Property Security Agreement entered into as of October 31, 2009 by and between Silicon Valley Bank and Netlist, Inc.

10.16	(17)	Amendment to Loan Documents entered into as of March 24, 2010, by and between Silicon Valley Bank and Netlist, Inc.

10.17	(18)	Amendment to Loan Documents entered into as of June 30, 2010, by and between Silicon Valley Bank and Netlist, Inc.

10.18	(19)	Amendment to Loan Documents entered into as of September 30, 2010, by and between Silicon Valley Bank and Netlist, Inc.

10.19	(20)*	Design and Production Agreement relating to Register ASIC (the "Production Register Agreement"), dated July 31, 2008, by and between Netlist, Inc. and Toshiba America Electronic Components, Inc. ("Toshiba").

10.20	(20)*	Amendment #1 to the Production Register Agreement, dated May 22, 2009, by and between Netlist, Inc. and Toshiba.

10.21	(20)*	Amendment #1 to the Production Register Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.22	(20)*	Amendment #2 to the Production Register Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.23	(20)*	Design and Production Agreement relating to ID ASIC (the "Production ID Agreement"), dated July 31, 2008, by and between Netlist, Inc. and Toshiba.

10.24	(20)*	Amendment #1 to the Production ID Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.25	(20)*	Amendment #2 to the Production ID Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.26	(20)*	Development and Supply Agreement, dated as of September 10, 2008, by and between Netlist, Inc. and Diablo Technologies, Inc. ("Diablo").

10.27	(20)*	Settlement Agreement and Amendment to Development and Supply Agreement, dated January 12, 2010, between Netlist, Inc. and Diablo.

10.28	(21)*	ASIC Design and Production Agreement between Open Silicon, Inc. and Netlist, Inc.

21.1	(22)	Subsidiaries of Netlist, Inc.

23	(22)	Consent of KMJ Corbin & Company LLP.

24.1	(22)	Power of Attorney (included on the signature page in this Part IV of this report).

31.1	(22)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	(22)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	(22)	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(1)
Incorporated by reference to the corresponding exhibit number of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on October 23, 2006.

(2)
Incorporated by reference to exhibit 10.7 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on October 23, 2006.

(3)
Incorporated by reference to exhibit 10.12 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on August 18, 2006.

(4)
Incorporated by reference to exhibit 10.13 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on September 27, 2006.

(5)
Incorporated by reference to exhibit 10.14 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on September 27, 2006.

(6)
Incorporated by reference to exhibit 10.15 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on September 27, 2006.

(7)
Incorporated by reference to exhibit 10.16 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on October 23, 2006.

(8)
Incorporated by reference to exhibit 10.2 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on May 17, 2010.

(9)
Incorporated by reference to exhibit 10.1 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on August 12, 2010.

(10)
Incorporated by reference to exhibit 4.3 of the registration statement on Form S-8 of the registrant (No. 333-161834) filed with the Securities and Exchange Commission on September 10, 2009.

(11)
Incorporated by reference to exhibit 4.3 of the registration statement on Form S-8 of the registrant (No. 333-163991) filed with the Securities and Exchange Commission on December 23, 2009.

(12)
Incorporated by reference to exhibit 4.3 of the registration statement on Form S-8 of the registrant (No. 333-164261) filed with the Securities and Exchange Commission on January 8, 2010.

(13)
Incorporated by reference to exhibit 4.4 of the registration statement on Form S-8 of the registrant (No. 333-168330) filed with the Securities and Exchange Commission on July 27, 2010.

(14)
Incorporated by reference to exhibit 4.5 of the registration statement on Form S-8 of the registrant (No. 333-168330) filed with the Securities and Exchange Commission on July 27, 2010.

(15)
Incorporated by reference to exhibit numbers 10.1 and 10.2 of the current report on Form 8-K of the registrant filed with the Securities and Exchange Commission on April 6, 2007.

(16)
Incorporated by reference to exhibit numbers 10.1, 10.2, 10.3 and 10.4 of the current report on Form 8-K of the registrant filed with the Securities and Exchange Commission on November 2, 2009.

(17)
Incorporated by reference to exhibit 10.1 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on May 17, 2010.

(18)
Incorporated by reference to exhibit 10.2 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on August 12, 2010.

(19)
Incorporated by reference to exhibit 10.1 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on November 16, 2010.

(20)
Incorporated by reference to exhibits 10.3 - 10.11 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on November 16, 2010.

(21)
Incorporated by reference to exhibit 10.2 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on May 17, 2010.

(22)
Filed herewith.

#
Management contract or compensatory plan or arrangement.

*
Confidential treatment has been granted or requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing that is incorporated by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
  (b)
  Exhibits

    See subsection (a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2011

NETLIST, INC.
By:	/s/ CHUN K. HONG Chun K. Hong President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHUN K. HONG Chun K. Hong	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 3, 2011
/s/ GAIL SASAKI Gail Sasaki	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2011
/s/ RICHARD J. CHAR Richard J. Char	Director	March 3, 2011
/s/ NAM KI HONG Nam Ki Hong	Director	March 3, 2011
/s/ THOMAS F. LAGATTA Thomas F. Lagatta	Director	March 3, 2011
/s/ ALAN H. PORTNOY Alan H. Portnoy	Director	March 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Netlist, Inc.

        We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the "Company") as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netlist, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ CORBIN & COMPANY LLP
Costa Mesa, California
March 3, 2011

NETLIST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value)

	January 1, 2011	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$14,210	$9,942
Investments in marketable securities	824	3,949
Accounts receivable, net of allowance for doubtful accounts of $67 (2010) and $37 (2009)	6,451	4,273
Inventories	4,509	2,232
Prepaid expenses and other current assets	1,396	854

Total current assets	27,390	21,250
Property and equipment, net	4,077	4,779
Long-term investments in marketable securities	890	941
Other assets	337	221

Total assets	$32,694	$27,191

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,256	$4,057
Accrued payroll and related liabilities	1,762	1,706
Accrued expenses and other current liabilities	454	1,231
Accrued engineering charges	638	661
Current portion of long-term debt	674	108
Current portion of deferred gain on sale and leaseback transaction	—	108

Total current liabilities	9,784	7,871
Long-term debt, net of current portion	1,063	51

Total liabilities	10,847	7,922

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value—90,000 shares authorized; 25,284 (2010) and 20,111 (2009) shares issued and outstanding	25	20
Additional paid-in capital	89,074	71,332
Accumulated deficit	(67,141)	(52,026)
Accumulated other comprehensive loss	(111)	(57)

Total stockholders' equity	21,847	19,269

Total liabilities and stockholders' equity	$32,694	$27,191

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	January 1, 2011	January 2, 2010
Net sales	$37,855	$18,479
Cost of sales(1)	27,910	15,522

Gross profit	9,945	2,957

Operating expenses:
Research and development(1)	14,762	8,083
Selling, general and administrative(1)	11,041	8,303

Total operating expenses	25,803	16,386

Operating loss	(15,858)	(13,429)

Other income (expense):
Interest (expense) income, net	(42)	79
Other income, net	71	25

Total other income, net	29	104

Loss before income tax benefit	(15,829)	(13,325)
Income tax benefit	(714)	(412)

Net loss	$(15,115)	$(12,913)

Net loss per common share:
Basic and diluted	$(0.64)	$(0.65)
Weighted-average common shares outstanding:
Basic and diluted	23,779	19,876

(1)
Amounts include stock-based compensation expense as follows:

Cost of sales	$42	$224
Research and development	357	301
Selling, general and administrative	1,083	960

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Loss

(in thousands)

	Series A Preferred Stock
			Common Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 3, 2009	—	$—	19,855	$20	$69,383	$(39,113)	$(56)	$30,234
Stock-based compensation	—	—	—	—	1,485	—	—	1,485
Exercise of stock options	—	—	256	—	464	—	—	464
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(12,913)	—	(12,913)

Comprehensive loss	—	—	—	—	—	—	—	(12,914)

Balance, January 2, 2010	—	—	20,111	20	71,332	(52,026)	(57)	19,269
Stock-based compensation	—	—	493	—	1,482	—	—	1,482
Exercise of stock options	—	—	84	—	81	—	—	81
Repurchase of common stock	—	—	(16)	—	(49)	—	—	(49)
Exercise of warrants	—	—	18	—	23	—	—	23
Issuance of common stock	—	—	4,594	5	16,205	—	—	16,210
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	(54)	(54)
Net loss	—	—	—	—	—	(15,115)	—	(15,115)

Comprehensive loss	—	—	—	—	—	—	—	(15,169)

Balance, January 1, 2011	—	$—	25,284	$25	$89,074	$(67,141)	$(111)	$21,847

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	January 1, 2011	January 2, 2010
Cash flows from operating activities:
Net loss	$(15,115)	$(12,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,287	2,267
Amortization of deferred gain on sale and leaseback transaction	(108)	(118)
Provision for bad debts	35	—
Gain on disposal of assets	—	(11)
Stock-based compensation	1,482	1,485
Changes in operating assets and liabilities:
Accounts receivable	(2,213)	(2,356)
Inventories	(2,277)	(403)
Income taxes receivable	—	1,880
Prepaid expenses and other current assets	(542)	(93)
Other assets	(116)	13
Accounts payable	1,907	2,111
Accrued payroll and related liabilities	56	1,706
Accured expenses and other current liabilities	(777)	(852)
Accrued engineering charges	(23)	661

Net cash used in operating activities	(15,404)	(6,623)

Cash flows from investing activities:
Acquisition of property and equipment	(942)	(173)
Proceeds from sales of equipment	—	345
Purchase of investments in marketable securities	(2,395)	(13,902)
Proceeds from maturities and sales of investments in marketable securities	5,517	15,170

Net cash provided by investing activities	2,180	1,440

Cash flows from financing activities:
Borrowings on lines of credit	4,000	12,784
Payments on lines of credit	(4,000)	(12,784)
Proceeds from public offering, net	16,210	—
Payments on debt	(273)	(553)
Proceeds of bank term loan	1,500	—
Proceeds from exercise of stock options and warrants, net of repurchases	55	464

Net cash provided by (used in) financing activities	17,492	(89)

Net increase (decrease) in cash and cash equivalents	4,268	(5,272)
Cash and cash equivalents at beginning of year	9,942	15,214

Cash and cash equivalents at end of year	$14,210	$9,942

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2011

Note 1—Description of Business

        Netlist, Inc. (the "Company" or "Netlist") designs and manufactures high performance, logic-based memory subsystems for the datacenter server and high performance computing and communications markets. The Company's memory subsystems consist of combinations of dynamic random access memory integrated circuits ("DRAM ICs" or "DRAM"), NAND flash memory ("NAND"), application-specific integrated circuits ("ASICs") and other components assembled on printed circuit boards ("PCBs"). Netlist primarily markets and sells its products to leading original equipment manufacturer ("OEM") customers. The Company's solutions are targeted at applications where memory plays a key role in meeting system performance requirements. The Company leverages a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

        Netlist was incorporated in June 2000 and is headquartered in Irvine, California. In 2007, the Company established a manufacturing facility in the People's Republic of China (the "PRC"), which became operational in July 2007 upon the successful qualification of certain key customers.

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

  Fiscal Year

        The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31. The 2010 and 2009 fiscal years ended on January 1, 2011 and January 2, 2010, respectively. Fiscal years 2010 and 2009 each consisted of 52 weeks.

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

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

  Revenue Recognition

        The Company's revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers ("OEMs"). Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits ("ICs"), totaling less than 1% of net revenues in 2010 and approximately 4% of net revenues in 2009.

        The Company recognizes revenues in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

        The Company generally uses customer purchase orders and/or contracts as evidence of an arrangement. Delivery occurs when goods are shipped for customers with FOB Shipping Point terms and upon receipt for customers with FOB Destination terms, at which time title and risk of loss transfer to the customer. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess component inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. The Company offers a standard product warranty to our customers and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer's payment history.

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

  Investments in Marketable Securities

        The Company accounts for its investments in marketable securities in accordance with ASC Topic 320. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company's investments in

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

marketable securities have been classified and accounted for as available-for-sale based on management's investment intentions relating to these securities. Available-for-sale securities are stated at fair value, and are generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.

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

  Fair Value of Financial Instruments

        The Company's financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments. Other than for certain investments in auction rate securities, commercial paper and short-term corporate bonds (see Note 4), the fair value of the Company's cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs. Because of their short-term nature, commercial paper and short-term corporate bonds are not frequently traded. Although there are observable quotes for these securities, the markets are not considered active. Accordingly, the fair values of these investments are based on Level 2 inputs. The fair value of our auction rate securities is based on Level 3 inputs. Level 3 inputs are unobservable inputs used to estimate the fair value of assets or liabilities and are utilized to the extent observable inputs are not available. The Company recognizes transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period. The Company believes that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

January 1, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, and accounts receivable.

        The Company invests its cash equivalents primarily in money market mutual funds. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $0.4 million of FDIC insured cash and cash equivalents at January 1, 2011. Investments in marketable securities are generally in high-credit quality debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. The Company has not realized any credit losses related to these investments.

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

  Inventories

        Inventories are valued at the lower of actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, the Company evaluates its ending inventory quantities on hand and on order and records a provision for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. In addition, the Company considers changes in the market value of components in determining the net realizable value of its inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to seven years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

  Impairment of Long-Lived Assets

        The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company's management believes there is no impairment of long-lived assets as of January 1, 2011. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue, which could result in future impairment of long-lived assets.

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

        The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of the Company's common stock option awards. The expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option. This calculation is based on the safe harbor method permitted by the SEC in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available. The

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

expected volatility is based on the historical volatility of the Company's common stock. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company's history and management's expectation regarding dividend payouts. Compensation expense for common stock option awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award, provided that the accumulated cost recognized as of any date at least equals the value of the vested portion of the award.

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

  Income Taxes

        Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements, calculated at enacted tax rates for expected periods of realization. A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

  Collaborative Arrangement

        The Company has entered into a collaborative arrangement with a partner in order to develop products using certain of the Company's proprietary technology. Under the arrangement, the development partner was granted a non-exclusive license to specified intellectual property. Both the Company and the development partner provided and continue to provide engineering project management resources at their own expense. The development partner is entitled to non-recurring engineering fees based upon the achievement of development milestones, and to a minimum portion of the Company's purchasing allocations for the component. Non-inventory expenses incurred and paid to the development partner are included in research and development expense in the accompanying consolidated statements of operations.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

  Comprehensive Loss

        ASC Topic 220 establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Accumulated other comprehensive loss includes unrealized gains or losses on investments.

  Risks and Uncertainties

        The Company's operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi ("RMB"), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company's operations and operating results may be negatively impacted. Restricted net assets of our subsidiary in the PRC totaled $2.0 million and $2.7 million at January 1, 2011 and January 2, 2010, respectively.

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

  Net Loss Per Share

        Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the year, excluding unvested shares issued pursuant to restricted share awards under the Company's share-based compensation plans. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the year. Dilutive potential shares consist of dilutive shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, and the exercise of warrants, computed using the treasury stock method. In periods of losses, basic and diluted loss per share are the same, as the effect of stock options, unvested restricted share awards and warrants on loss per share is anti-dilutive.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

  New Accounting Pronouncements

        In September 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), which amends the revenue guidance under ASC Topic 605, which describes the accounting for multiple element arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. The adoption of ASU 2009-13 on January 2, 2011 had no impact on the Company's consolidated financial statements.

        In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14"), which excludes tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of ASC Topic 985, which describes the accounting for software revenue recognition. ASU 2009-14 is effective on a prospective basis for 2011, with earlier adoption permitted. The adoption of ASU 2009-14 on January 2, 2011 had no impact on the Company's consolidated financial statements.

Note 3—Supplemental Financial Information

  Inventories

        Inventories consist of the following (in thousands):

	January 1, 2011	January 2, 2010
Raw materials	$2,631	$997
Work in process	171	342
Finished goods	1,707	893

	$4,509	$2,232

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 3—Supplemental Financial Information (Continued)

  Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

	Estimated Useful Lives	January 1, 2011	January 2, 2010
Machinery and equipment	3 - 7 yrs.	$7,595	$6,853
Leasehold improvements	*	1,795	1,795
Furniture and fixtures	5 yrs.	457	457
Computer equipment and software	3 - 7 yrs.	3,099	2,559

		12,946	11,664
Less accumulated depreciation and amortization		(8,869)	(6,885)

		$4,077	$4,779

*
Estimated useful life is generally 7 years, or the remaining lease term, whichever is shorter.

        Included in property and equipment are assets under capital leases with a cost of approximately $0.6 million and $0.5 million and accumulated amortization of approximately $0.1 million and $0.3 million at January 1, 2011 and January 2, 2010, respectively. Amortization of assets recorded under capital leases is included as a component of depreciation and amortization expense.

        In 2009, the Company was unable to sell certain assets that were classified as held for sale, and recorded an abandonment charge of approximately $0.1 million, included as a component of selling, general and administrative expense in the accompanying consolidated statement of operations.

  Warranty Liability

        The following table summarizes the activity related to the warranty liability (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010
Beginning balance	$240	$277
Charged to costs and expenses	271	191
Usage	(317)	(228)

Ending balance	$194	$240

        The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

  Facility Relocation Costs

        As a result of the relocation of the Company's domestic headquarters and manufacturing facility during the third quarter of 2007, the Company vacated its previous manufacturing facility. The

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 3—Supplemental Financial Information (Continued)

Company subleased this facility, but remained obligated under a noncancellable operating lease through November 2010. In accordance with ASC Topic 420, the Company recorded a net charge and related liability of approximately $134,000 in 2007, which approximated the estimated fair value of the net remaining lease payments. At the conclusion of the master lease and sublease terms, the Company determined that its estimates regarding the net remaining lease payments exceeded its actual liability by approximately $33,000. Accordingly, the excess accrual was reversed.

        In May 2009, the Company entered into an agreement to sublease a portion of its new domestic headquarters facility to another tenant at a discount from the rent required under its lease commitment. As a result, the Company recorded an additional charge of approximately $61,000. In February 2010, the sublessor vacated the space that it had subleased. The Company determined that the space could be used in its operations. As a result, the Company reversed approximately $28,000 of its accrual for facility relocation costs.

        The expenses and reversal of accruals described above are included as a component of selling, general and administrative expense in the accompanying consolidated statements of operations. The related liability is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of January 2, 2010.

        The following table summarizes the activity and liability balance related to the facility relocation costs recorded for the periods indicated (in thousands):

Liability balance, January 3, 2009	$80
Charged to costs and expenses	61
Net payments	(57)

Liability balance, January 2, 2010	84
Charged to costs and expenses	(61)
Net payments	(23)

Liability balance, January 1, 2011	$—

  Comprehensive Loss

        The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010
Net loss	$(15,115)	$(12,913)
Other comprehensive loss:
Change in net unrealized loss on investments	(54)	(1)

Total comprehensive loss	$(15,169)	$(12,914)

        Accumulated other comprehensive loss reflected on the consolidated balance sheets at January 1, 2011 and January 2, 2010 represents accumulated net unrealized losses on investments in marketable securities.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 3—Supplemental Financial Information (Continued)

  Computation of Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	January 1, 2011	January 2, 2010
Basic and diluted net loss per share:
Numerator: Net loss	$(15,115)	$(12,913)

Denominator: Weighted-average common shares outstanding, basic and diluted	23,779	19,876

Basic and diluted net loss per share	$(0.64)	$(0.65)

        The following table sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, and the exercise of warrants, computed using the treasury stock method. These potential common shares have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the years then ended (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010
Common share equivalents	1,948	1,133

        The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the years then ended.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 3—Supplemental Financial Information (Continued)

  Cash Flow Information

        The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$96	$73

Cash received during the year for:
Income taxes	$715	$2,370

Supplemental disclosure of non-cash investing and financing acitivies:
Purchase of equipment through capitalized lease obligations	$351	$108

Purchase of equipment not paid for at the end of the year	$292	$160

Unrealized losses from investments in marketable securities	$54	$1

Note 4—Fair Value Measurements

        The following tables detail the fair value measurements within the fair value hierarchy of the Company's investments in marketable securities (in thousands):

		Fair Value Measurements at January 1, 2011 Using
	Fair Value at January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market mutual funds	$12,654	$12,654	$—	$—
Corporate notes and bonds	824	—	824	—
Auction and variable floating rate notes	890	—	—	890

Total	$14,368	$12,654	$824	$890

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 4—Fair Value Measurements (Continued)

		Fair Value Measurements at January 2, 2010 Using
	Fair Value at January 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market mutual funds	$7,347	$7,347	$—	$—
Obligations of the U.S. government	997	997	—	—
Federal agency notes and bonds	61	61	—	—
Commercial paper	1,048	1,048	—	—
Corporate notes and bonds	1,843	1,843	—	—
Auction and variable floating rate notes	941	—	—	941

Total	$12,237	$11,296	$—	$941

        The following tables summarize the Company's assets measured at fair value on a recurring basis as presented in the Company's consolidated balance sheets at January 1, 2011 and January 2, 2010:

		Fair Value Measurements at January 1, 2011 Using
	Fair Value at January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,654	$12,654	$—	$—
Short-term marketable securities	824	—	824	—
Long-term marketable securities	890	—	—	890

Total assets measured at fair value	$14,368	$12,654	$824	$890

		Fair Value Measurements at January 2, 2010 Using
	Fair Value at January 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,347	$7,347	$—	$—
Short-term marketable securities	3,949	3,949	—	—
Long-term marketable securities	941	—	—	941

Total assets measured at fair value	$12,237	$11,296	$—	$941

        As of January 3, 2010, the Company reclassified its investments in commercial paper and corporate notes and bonds, with a fair value of $2.9 million, from assets measured at fair value using Level 1 inputs to assets measured at fair value using Level 2 inputs. The transfer resulted solely from management's reassessment of the level of activity in the secondary market for these investments, which historically has been low due to the short-term nature of the instruments. Management does not believe that the reassessment in any way reflects a change in the actual liquidity or credit quality of these investments. The reassessment was precipitated by a change in custodial institutions in connection with the Company's new revolving credit agreement (see Note 6).

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 4—Fair Value Measurements (Continued)

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

        The following table provides a reconciliation of the beginning and ending balances for the Company's assets measured at fair value using Level 3 inputs (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010
Beginning balance	$941	$960
Unrealized loss included in accumulated other comprehensive loss	(50)	(19)
Accrued interest	(2)	—

Ending balance	$889	$941

Note 5—Investments in Marketable Securities

        Investments in marketable securities consist of the following at January 1, 2011 and January 2, 2010 (in thousands):

	January 1, 2011
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Corporate notes and bonds	$824	$—	$824
Auction and variable floating rate notes	1,001	(111)	890

	$1,825	$(111)	$1,714

	January 2, 2010
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Obligations of the United States government	$997	$—	$997
Federal agency notes and bonds	61	—	61
Commercial paper	1,048	—	1,048
Corporate notes and bonds	1,839	4	1,843
Auction and variable floating rate notes	1,002	(61)	941

	$4,947	$(57)	$4,890

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 5—Investments in Marketable Securities (Continued)

        Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method. There were no sales of available-for-sale securities prior to maturity in 2010. Proceeds from the sale of available-for-sale securities totaled $1.0 million for the year ended January 2, 2010. Net realized gains recorded during the years ended January 1, 2011 and January 2, 2010 were not significant.

        The following table provides the breakdown of investments in marketable securities with unrealized losses at January 1, 2011 and January 2, 2010 (in thousands):

	January 1, 2011
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction and variable floating rate notes	$—	$—	$890	$(111)

	January 2, 2010
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$366	$(1)	$—	$—
Auction and variable floating rate notes	—	—	941	(61)

	$366	$(1)	$941	$(61)

        As of January 1, 2011 and January 2, 2010, the Company held two and four investments, respectively, that were in an unrealized loss position.

  Auction Rate Securities

        Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of January 1, 2011 and January 2, 2010, the Company held two investments in auction rate securities with a total purchased cost of $1.0 million. These two investments represent (i) a Baa1 rated, fully insured debt obligation of a municipality and (ii) an A3 rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education.

        The Company does not believe that the current illiquidity of its investments in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying securities may be called by the issuer. Given these and other uncertainties, the Company's investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying consolidated balance sheets. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $111,000 and $61,000 at January 1, 2011 and January 2, 2010, respectively, are temporary because (i) the Company

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 5—Investments in Marketable Securities (Continued)

believes that the absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in the market occurs.

  Other Investments in Marketable Securities

        The Company maintains an investment portfolio of various holdings, types and maturities. The Company invests in instruments that meet high quality credit standards, as specified in its investment policy guidelines. These guidelines generally limit the amount of credit exposure to any one issue, issuer or type of instrument. Excluding its auction rate securities, the gross unrealized losses on the Company's other investments in marketable securities totaled approximately $1,000 and gross unrealized gains totaled approximately $5,000 as of January 2, 2010. There were no gross unrealized gains or losses at January 1, 2011. The fair value of the Company's investments in marketable securities could change significantly in the future and the Company may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

        The following tables present the amortized cost and fair value of the Company's investments in marketable securities classified as available-for-sale at January 1, 2011 and January 2, 2010 by contractual maturity (in thousands):

	January 1, 2011
	Amortized Cost	Fair Value
Maturity
Less than one year	$824	$824
Greater than two years*	1,001	890

	$1,825	$1,714

	January 2, 2010
	Amortized Cost	Fair Value
Maturity
Less than one year	$3,945	$3,949
Greater than two years*	1,002	941

	$4,947	$4,890

*
Comprised of auction rate securities which generally have interest rate reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 6—Credit Agreements

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

        The credit agreement contains an overall sublimit of $10.0 million to collateralize the Company's contingent obligations under letters of credit, foreign exchange contracts and cash management services. Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement. At January 1, 2011, letters of credit in the amount of $2.9 million were outstanding. The letters of credit expire on various dates through October 31, 2011.

        Interest on the line of credit is payable monthly at either (i) prime (4.00% at January 1, 2011) plus 1.25%, as long as the Company maintains $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%. Additionally, the credit agreement requires payments for an unused line, as well as anniversary and early termination fees, as applicable.

        In connection with the September 30, 2010 amendment, Silicon Valley Bank extended a $1.5 million term loan, which bears interest at a rate of prime plus 1.75%. The Company is required to make equal monthly principal payments which total $0.5 million annually, and a balloon payment of $0.5 at maturity. Any remaining unpaid principal is due upon maturity of the credit agreement. The term loan is classified as long-term debt in the accompanying consolidated balance sheet (see Note 7).

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

        The following table presents details of interest expense related to borrowings on the lines of credit, along with certain other applicable information (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010
Interest expense	$39	$53

	January 1, 2011	January 2, 2010
Outstanding borrowings on the revolving lines of credit	$—	$—

Borrowing availability under revolving lines of credit	$2,200	$—

        Obligations under the credit agreement are secured by a first priority lien on the Company's tangible and intangible assets. Silicon Valley Bank released Netlist Technology Texas, LP as an obligor under the credit agreement due to the dissolution of this subsidiary in October 2010.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 6—Credit Agreements (Continued)

        The credit agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company's liquidity and tangible net worth, and restrictions on the payment of dividends. As of January 1, 2011, the Company was in compliance with its financial covenants.

Note 7—Long-Term Debt

        Long-term debt consists of the following (in thousands):

	January 1, 2011	January 2, 2010
Obligations under capital leases (see Note 9)	$362	$159
Note payable to bank (see Note 6)	1,375	—

	1,737	159
Less current portion	(674)	(108)

	$1,063	$51

        The Company has purchased manufacturing and computer equipment through the use of various capital leases that mature at various dates through July 2013 (see Note 9). The interest rates on these leases vary between 6.0% and 8.3%.

        As of January 1, 2011, maturities of long-term debt were as follows (in thousands):

Fiscal Year
2011	$674
2012	995
2013	68

$1,737

        Interest expense related to the Company's long-term debt is presented in the following table (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010
Interest expense	$56	$27

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 8—Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	January 1, 2011	January 2, 2010
Deferred tax assets:
Reserves and allowances	$1,844	$2,416
State taxes, net of federal income tax benefit	1	1
Depreciation and amortization	375	230
Other accruals	316	319
Compensatory stock options and rights	1,949	1,686
Other	48	72
Tax credit carryforwards	1,296	993
Operating loss carryforward	11,513	6,488
Foreign operating loss carryforward	878	77

Total deferred tax assets	18,220	12,282

Deferred tax liabilities:
Prepaid expenses	(203)	(169)

Total deferred tax liabilities	(203)	(169)

Subtotal	18,017	12,113

Valuation allowance	(18,017)	(12,113)

	$—	$—

        The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of January 1, 2011 and January 2, 2010, a valuation allowance of $18.0 million and $12.1 million, respectively, has been provided based on the Company's assessment that it is more likely than not, that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by approximately $5.9 million and $4.2 million during the years ended January 1, 2011 and January 2, 2010, respectively, primarily related to the increase in the net operating loss carryforward.

        At January 1, 2011, the Company has approximately $29.7 million of federal net operating loss ("NOL") carryforwards which begin to expire in year 2029, and approximately $22.0 million of state net operating loss carryforwards which begin to expire in year 2017, and Federal and state tax credit carryforwards of approximately $0.6 million and $0.7 million, respectively at January 1, 2011. Federal tax credit carryforwards begin to expire in 2026 and state tax credits carry forward indefinitely. In addition, the Company has approximately $6.4 million of operating loss carryforwards in the PRC that begin to expire in 2012.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 8—Income Taxes (Continued)

        The deferred tax asset at January 1, 2011 does not include approximately $0.7 million and $0.9 million of excess tax benefits from employee stock option exercises that are a component of the federal and state net operating loss carryover, respectively. The Company's stockholders' equity balance will be increased if and when such excess tax benefits are ultimately realized.

        For financial reporting purposes, loss before benefit of income taxes includes the following components (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010
United States	$(13,827)	$(11,084)
Foreign	(2,002)	(2,241)

	$(15,829)	$(13,325)

        The Company's income tax benefit consists of the following (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010
Current:
Federal	$(728)	$(443)
State	14	31

Total current	(714)	(412)

Deferred:
Federal	(4,209)	(3,546)
State	(894)	(607)
Foreign	(801)	(38)
Change in valuation allowance	5,904	4,191

Total deferred	—	—

Income tax benefit	$(714)	$(412)

        During 2010, the Company carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and received a federal income tax refund of approximately $0.7 million. During 2009, the Company reduced its unrecognized tax benefits by approximately $0.5 million as a result of a lapse in a federal statute of limitations.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 8—Income Taxes (Continued)

        A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company's loss before income taxes to the income tax benefit is as follows:

	Year Ended
	January 1, 2011	January 2, 2010
U.S. federal statutory tax	35%	35%
Valuation allowance	(26)	(28)
Loss from foreign subsidiary	(4)	(6)
Unrecognized tax liability adjustment	—	4
Other, net	—	(2)

Effective income tax benefit rate	5%	3%

  Unrecognized Tax Benefits

        The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Balance at January 3, 2009	$563
Reversal of liability for expiration of statute of limitations	(496)
Accrual of potential interest related to unrecognized tax benefits	10

Balance at January 2, 2010	77
Reversal of liability for expiration of statute of limitations	—
Accrual of potential interest related to unrecognized tax benefits	—

Balance at January 1, 2011	$77

        Included in the unrecognized tax benefits at January 1, 2011 and January 2, 2010 was approximately $0.1 million and $0.1 million, respectively, of tax positions that, if recognized, would affect the Company's annual effective tax rate.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $2,000 accrued for interest and $0 accrued for penalties at both January 1, 2011 and January 2, 2010.

        The Company files tax returns with federal, state and foreign jurisdictions. The Company is no longer subject to IRS or state examinations prior to 2006 although certain carryforward attributes that were generated prior to 2006 may still be adjusted by the IRS.

  Tax Holidays

        In 2008, the Company began operating under tax holidays in the PRC, which are effective from January 2008 through December 2012. Since the Company operated at a loss in the PRC in 2010 and 2009, it did not realize any benefit to its consolidated results of operations attributable to the tax holidays.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 9—Commitments and Contingencies

  Leases

        The Company leases certain of its facilities and equipment under non-cancelable operating leases that expire at various dates through 2015. Rental expense, net of amortization of deferred gain and sublease income, is presented in the following table (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010
Rental expense	$895	$850

        The Company also has acquired certain equipment through the use of various capital leases.

        In December 2005, the Company sold the building containing its manufacturing facility and the related land in Irvine, California to an unrelated third party for gross proceeds of approximately $1.9 million. Concurrent with the sale, the Company entered into an agreement to lease the property back at an initial monthly rent of $10,000, subject to annual rent increases of 3% through lease expiration in November 2010. The Company accounted for the lease as an operating lease. In connection with the sale, the Company recognized a gain of approximately $0.6 million which was deferred and amortized into income ratably over the lease-back term. During the years ended January 1, 2011 and January 2, 2010, the Company amortized approximately $108,000 and $118,000, respectively, of the gain which is recorded as a reduction of rent expense in the accompanying consolidated statements of operations.

        A summary of future minimum payments under both capital and operating lease commitments as of January 1, 2011 is as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2011	$193	$498
2012	128	43
2013	69	8
2014	—	8
2015	—	7

Total minimum lease payments	390	$564

Less amount representing interest	(28)

Present value of future minimum lease payments (see Note 7)	$362

  Patent Claims

        In May 2008, the Company initiated discussions with Google, Inc. ("Google") regarding the Company's claim that Google has infringed on a U.S. patent owned by the Company, U.S. Patent No. 7,289,386 ("the '386 patent"), which relates generally to rank multiplication in memory modules. On August 29, 2008, Google filed a declaratory judgment lawsuit against the Company in the U.S. District Court for the Northern District of California, seeking a declaration that Google did not

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 9—Commitments and Contingencies (Continued)

infringe the '386 patent and that the '386 patent is invalid. Google is not seeking any monetary damages. On November 18, 2008, the Company filed a counterclaim for infringement of the '386 patent by Google. Claim construction proceedings were held on November 14, 2009, and the Company prevailed on every disputed claim construction issue. On June 1, 2010, the Company filed a motion for summary judgment of patent infringement and a motion for summary judgment to dismiss Google's affirmative defenses based on Netlist's activities in the JEDEC standard-setting organization. The hearings for these motions have been postponed indefinitely by the Court. On September 1, 2010, the United States Patent and Trademark Office ("USPTO") granted Google's request for reexamination of the '386 patent. On September 14, 2010, the Court granted Google's request to stay the litigation pending the conclusion of the reexamination by the USPTO. On October 20, 2010, Smart Modular, Inc. ("SMOD") filed a request for reexamination of the '386 patent with the USPTO. In January 2011, the USPTO granted SMOD's request for reexamination.

        On December 4, 2009, the Company filed a patent infringement lawsuit against Google in the U.S. District Court for the Northern District of California, seeking damages and injunctive relief based on Google's infringement of U.S. Patent No. 7,619,912 ("the '912 patent"), which issued in November 2009 and is related to the '386 patent. On February 11, 2010, Google answered the Company's complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on Netlist's activities in the JEDEC standard-setting organization. The counterclaim seeks unspecified compensatory damages. On October 20 and October 21, respectively, SMOD and Google each filed requests for reexamination of the '912 patent, which were each granted in January 2011. On January 26, 2011, the Court granted the parties' joint request to stay the patent infringement lawsuit against Google until the completion of the reexamination proceedings.

        On September 22, 2009, the Company filed a patent infringement lawsuit against Inphi Corporation ("Inphi") in the U.S. District Court for the Central District of California. The suit alleges that Inphi is contributorily infringing and actively inducing the infringement of a U.S. patent owned by the Company, U.S. Patent No. 7,532,537 ("the '537 patent"), which relates generally to memory modules with load isolation and memory domain translation capabilities. The Company is seeking damages and injunctive relief based on Inphi's use of its patented technology. On December 22, 2009, the Company filed an Amended Complaint asserting claims of patent infringement based on two additional patents, the '912 patent and U.S. Patent No. 7,636,274 ("the '274 patent"), which relate generally to load isolation and memory domain translation technologies, as well as rank multiplication. Inphi has denied infringement and has asserted that the patents-in-suit are invalid. On April 19, 2010, Inphi filed requests for reexamination of the three patents-in-suit, and on April 21, 2010, Inphi filed an interference proceeding on the three patents-in-suit with the USPTO. Inphi then filed a motion to stay the lawsuit, which was granted on May 18, 2010. On September 1, 2010, the USPTO confirmed the patentability of all fifty-one claims of the '912 patent. The Company intends to vigorously pursue its infringement claims against Inphi and to continue to vigorously defend its patent rights in the USPTO.

        On November 30, 2009, Inphi filed a patent infringement lawsuit against the Company in the U.S. District Court for the Central District of California alleging infringement of two Inphi patents generally related to memory module output buffers. Discovery is currently underway, and the Company intends to vigorously defend against Inphi's claims of infringement.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 9—Commitments and Contingencies (Continued)

        On March 24, 2010, Ring Technologies Enterprises filed a patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas against Dell and its suppliers. The suit alleges that the Company and forty-two (42) other defendants infringed on its U.S. Patent No. 6,879,526. The Company filed its answer to Ring Technologies' complaint and intends to vigorously defend against Ring Technologies' claims of infringement.

  Commitment to Purchase Component Inventory

        In September, 2010, the Company entered into a $2.5 million commitment to purchase ASIC devices for use in certain of its high-performance memory modules that are in the evaluation process with OEM and end-user customers. As of January 1, 2011, the Company had received ASIC devices valued at $0.3 million, and remained obligated to purchase $2.2 million, for which the Company had prepaid $0.7 million toward future receipt of chipsets. The prepayment is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. Additionally, the Company provided the vendor a $1.1 million letter of credit to secure payment for future shipments (see Note 6).

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

Note 10—Stockholders' Equity

  Serial Preferred Stock

        The Company's authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares were outstanding at January 1, 2011 or January 2, 2010.

  Common Stock

        On March 24, 2010, the Company sold 4,594,250 shares of common stock in a registered public offering. The shares were sold to the public at a price of $3.85 per share. The Company received net

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 10—Stockholders' Equity (Continued)

proceeds of $16.2 million, after underwriting discounts and commissions, and estimated expenses payable by the Company.

        During 2010, the Company cancelled 16,329 shares of common stock valued at approximately $49,000 in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares.

  Stock-Based Compensation

        The Company has stock-based compensation awards outstanding pursuant to the Amended and Restated 2000 Equity Incentive Plan (the "2000 Plan") and the Amended and Restated 2006 Equity Incentive Plan (the "2006 Plan"), under which a variety of option and direct stock-based awards may be granted to employees and nonemployees of the Company. Further grants under the 2000 Plan were suspended upon the adoption of the 2006 Plan. In addition to awards made pursuant to the 2006 Plan, the Company periodically issues inducement grants outside the 2006 Plan to certain new hires.

        Subject to certain adjustments, as of January 1, 2011, the Company was authorized to issue a maximum of 4,205,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At January 1, 2011, the Company had 1,394,906 shares available for grant under the 2006 Plan. At January 1, 2011, an additional 201,875 shares were reserved for issuance upon exercise of inducement grants. Options granted under the 2000 Plan, the 2006 Plan and outside the equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 10—Stockholders' Equity (Continued)

        A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—January 3, 2009	4,281	$2.64
Options granted	779	0.72
Options exercised	(256)	1.82
Options cancelled	(506)	1.99

Options outstanding—January 2, 2010	4,298	2.41
Options granted	868	3.12
Options exercised	(84)	0.96
Options cancelled	(448)	2.48

Options outstanding—January 1, 2011	4,634	$2.57	5.7	$4,724

Options exercisable—January 1, 2011	3,321	$2.83	4.6	$3,429

Options exercisable and expected to vest—January 1, 2011	4,491	$2.59	5.6	$4,600

Options available for grant under the 2006 Plan at January 1, 2011	1,395

        The following table summarizes information about stock options outstanding and exercisable at January 1, 2011:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20 - $0.36	1,665	4.2	$0.25	1,242	2.8	$0.23
$0.57 - $1.95	710	6.6	$1.52	464	6.1	$1.57
$2.05 - $2.98	933	7.0	$2.45	547	5.4	$2.42
$3.04 - $3.90	246	8.3	$3.16	90	6.4	$3.22
$5.00 - $8.45	1,080	5.9	$6.79	978	5.6	$6.93

	4,634	5.7	$2.57	3,321	4.6	$2.83

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 10—Stockholders' Equity (Continued)

        A summary of the Company's restricted stock awards is presented below (shares in thousands):

	Restricted Stock Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Balance outstanding at January 2, 2010	—	$—
Restricted stock granted	528	3.46
Restricted stock vested	(67)	3.45
Restricted stock forfeited	(35)	3.45

Balance outstanding at January 1, 2011	426	$3.46

        The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Year Ended
	January 1, 2011	January 2, 2010
Expected term (in years)	5.6	5.5
Expected volatility	143%	114%
Risk-free interest rate	1.95%	2.92%
Expected dividends	—	—

Weighted-average grant date fair value per share	$2.84	$0.73

Intrinsic value of options exercised (in thousands)	$259	$1,126

        The weighted-average fair value per share of the restricted stock granted in the year ended January 1, 2011 was calculated based on the fair market value of the Company's common stock on the respective grant dates.

        At January 1, 2011, the amount of unearned stock-based compensation currently estimated to be expensed from 2011 through 2014 related to unvested common stock options and restricted stock awards is approximately $2.8 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.0 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 10—Stockholders' Equity (Continued)

  Warrants

        The Company has issued warrants to purchase shares of its common stock to certain non-employees for services rendered or to be rendered in the future. Such warrants are issued outside of the 2000 Plan and 2006 Plan. A summary of the warrant activity is presented below:

	Number of Shares (in thousands)	Weighted- Average Exercise Price
Warrants outstanding—January 3, 2009	18	$1.25
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding—January 2, 2010	18	1.25
Warrants granted	—	—
Warrants exercised	(18)	1.25
Warrants cancelled	—	—

Warrants outstanding—January 1, 2011	—	$—

        Warrants outstanding at January 2, 2010 were classified as equity. Upon the exercise of warrants, the Company issued new shares from its authorized shares.

Note 11—401(k) Plan

        The Company sponsors a 401(k) defined contribution plan. Employees are eligible to participate in this plan provided they are employed full-time and have reached 21 years of age. Participants may make pre-tax contributions to the plan subject to a statutorily prescribed annual limit. Each participant is fully vested in his or her contributions and investment earnings. The Company may make matching contributions on the contributions of a participant on a discretionary basis. No contributions have been made in the years ended January 1, 2011 or January 2, 2010.

Note 12—Major Customers and Suppliers

        The Company's product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company's net sales as follows:

	Year Ended
	January 1, 2011	January 2, 2010
Customer A	59%	53%
Customer B	19%	*
Customer C	*	13%

*
less than 10% of net sales

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2011

Note 12—Major Customers and Suppliers (Continued)

        Raid controller subsystem revenues represented 54% and 40% of net sales in 2010 and 2009, respectively.

        The Company's accounts receivable primarily are concentrated with two customers at January 1, 2011, representing approximately 75% and 13%; and two customers at January 2, 2010, representing approximately 68% and 10% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

        The Company's purchases have historically been concentrated in a small number of suppliers. The following table sets forth purchases from suppliers comprising 10% or more of the Company's total purchases as follows:

	Year Ended
	January 1, 2011	January 2, 2010
Supplier A	11%	*
Supplier B	10%	*
Supplier C	10%	*

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

Note 13—Segment and Geographic Information

        The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a company-wide basis.

        To date, a majority of the Company's international sales relate to shipments of products to its U.S. customers' international manufacturing sites or third- party hubs. Net sales derived from shipments to international destinations, primarily to Asia (including foreign subsidiaries of customers that are headquartered in the U.S.), represented approximately 70% of the Company's net sales in both 2010 and 2009. All of the Company's net sales to date have been denominated in U.S. dollars.

        As of January 1, 2011 and January 2, 2010, approximately $2.3 million and $3.0 million of the Company's long-lived assets, net of depreciation and amortization, respectively, were located outside the U.S., primarily in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 14—Subsequent Events

        Subsequent events have been evaluated through the date that the consolidated financial statements were issued. There are no reportable subsequent events.