Form 10-Q/A
period 2010-04-03
NETLIST INC
filed 2011-04-01
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 (the “Form 10-Q”) for the purpose of re-filing Exhibits 10.3 - 10.11 to the Form 10-Q. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date and has not been updated to reflect events occurring after the original filing date.

PART II. OTHER INFORMATION

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

10.3(3)*

Design and Production Agreement relating to Register ASIC (the “Production Register Agreement”), dated July 31, 2008, by and between Netlist, Inc. and Toshiba America Electronic Components, Inc. (“Toshiba”).

10.4(3)*	Amendment #1 to the Production Register Agreement, dated May 22, 2009, by and between Netlist, Inc. and Toshiba.

10.5(3)*	Amendment #1 to the Production Register Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.6(3)*	Amendment #2 to the Production Register Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.7(3)*	Design and Production Agreement relating to ID ASIC (the “Production ID Agreement”), dated July 31, 2008, by and between Netlist, Inc. and Toshiba.

10.8(3)*	Amendment #1 to the Production ID Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.9(3)*	Amendment #2 to the Production ID Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.10(3)*	Development and Supply Agreement, dated as of September 10, 2008, by and between Netlist, Inc. and Diablo Technologies, Inc. (“Diablo”).

10.11(3)*	Settlement Agreement and Amendment to Development and Supply Agreement, dated January 12, 2010, between Netlist, Inc. and Diablo.

31.1(3)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(3)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

32(2)

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

(2)	Incorporated by reference to the corresponding exhibit number of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on May 17, 2010.

(3)	Filed herewith.

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

Date: April 1, 2011		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
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

10.3(3)*

Design and Production Agreement relating to Register ASIC (the “Production Register Agreement”), dated July 31, 2008, by and between Netlist, Inc. and Toshiba America Electronic Components, Inc. (“Toshiba”).

10.4(3)*	Amendment #1 to the Production Register Agreement, dated May 22, 2009, by and between Netlist, Inc. and Toshiba.

10.5(3)*	Amendment #1 to the Production Register Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.6(3)*	Amendment #2 to the Production Register Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.7(3)*	Design and Production Agreement relating to ID ASIC (the “Production ID Agreement”), dated July 31, 2008, by and between Netlist, Inc. and Toshiba.

10.8(3)*	Amendment #1 to the Production ID Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.9(3)*	Amendment #2 to the Production ID Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.10(3)*	Development and Supply Agreement, dated as of September 10, 2008, by and between Netlist, Inc. and Diablo Technologies, Inc. (“Diablo”).

10.11(3)*	Settlement Agreement and Amendment to Development and Supply Agreement, dated January 12, 2010, between Netlist, Inc. and Diablo.

31.1(3)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(3)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

32(2)

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

(2)	Incorporated by reference to the corresponding exhibit number of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on May 17, 2010.

(3)	Filed herewith.

* Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing made herewith. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.