Form 10-Q
period 2011-04-02
NETLIST INC
filed 2011-05-12
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

or

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

25,351,448 shares outstanding at May 2, 2011

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 2, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	April 2,	January 1,
	2011	2011

ASSETS
Current assets:
Cash and cash equivalents	$11,361	$14,210
Investments in marketable securities	—	824
Accounts receivable, net	8,622	6,451
Inventories	7,302	4,509
Prepaid expenses and other current assets	740	1,396
Total current assets	28,025	27,390

Property and equipment, net	3,631	4,077
Long-term investments in marketable securities	898	890
Other assets	246	337
Total assets	$32,800	$32,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,371	$6,256
Accrued payroll and related liabilities	1,870	1,762
Accrued expenses and other current liabilities	435	454
Accrued engineering charges	1,101	638
Current portion of long-term debt	772	674
Total current liabilities	12,549	9,784
Long-term debt, net of current portion	871	1,063
Total liabilities	13,420	10,847
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 25,351 (2011) and 25,284 (2010) shares issued and outstanding	25	25
Additional paid-in capital	89,421	89,074
Accumulated deficit	(69,963)	(67,141)
Accumulated other comprehensive loss	(103)	(111)
Total stockholders’ equity	19,380	21,847
Total liabilities and stockholders’ equity	$32,800	$32,694

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	April 2,	April 3,
	2011	2010

Net sales	$12,000	$7,890
Cost of sales(1)	8,196	6,072
Gross profit	3,804	1,818
Operating expenses:
Research and development(1)	3,684	3,008
Selling, general and administrative(1)	2,917	2,570
Total operating expenses	6,601	5,578
Operating loss	(2,797)	(3,760)
Other (expense) income:
Interest (expense) income, net	(25)	1
Other income, net	—	67
Total other (expense) income, net	(25)	68
Loss before benefit of income taxes	(2,822)	(3,692)
Benefit of income taxes	—	(727)
Net loss	$(2,822)	$(2,965)
Net loss per common share:
Basic and diluted	$(0.11)	$(0.14)

Weighted-average common shares outstanding:
Basic and diluted	24,881	20,688

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$13	$10
Research and development	142	46
Selling, general and administrative	198	326

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	April 2,	April 3,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,822)	$(2,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	581	578
Amortization of deferred gain on sale and leaseback transaction	—	(29)
Stock-based compensation	353	382
Changes in operating assets and liabilities:
Accounts receivable	(2,171)	(1,092)
Inventories	(2,793)	(1,697)
Income taxes receivable	—	(649)
Prepaid expenses and other current assets	825	(26)
Other assets	90	3
Accounts payable	2,090	1,331
Accrued payroll and related expenses	108	(574)
Accrued expenses and other current liabilities	(19)	(127)
Accrued engineering charges	463	371
Net cash used in operating activities	(3,295)	(4,494)
Cash flows from investing activities:
Acquisition of property and equipment	(110)	(208)
Purchase of investments in marketable securities	—	(2,379)
Proceeds from maturities and sales of investments in marketable securities	825	60
Net cash provided by (used in) investing activities	715	(2,527)
Cash flows from financing activities:
Borrowings on line of credit	500	1,000
Payments on line of credit	(500)	(1,000)
Proceeds from public offering, net	—	16,260
Proceeds from exercise of stock options and warrants, net of taxes remitted	(6)	90
Payments on debt	(263)	(34)
Net cash (used in) provided by financing activities	(269)	16,316
(Decrease) increase in cash and cash equivalents	(2,849)	9,295
Cash and cash equivalents at beginning of period	14,210	9,942
Cash and cash equivalents at end of period	$11,361	$19,237

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 2, 2011

Note 1—Description of Business

Netlist, Inc. (the “Company” or “Netlist”) designs and manufactures high performance, logic-based memory subsystems for the datacenter server and high performance computing and communications markets. The Company’s memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”).  Netlist primarily markets and sells its products to leading original equipment manufacturer (“OEM”) customers.  The Company’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements.  The Company leverages a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 1, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2011.

The condensed consolidated financial statements included herein as of April 2, 2011 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of April 2, 2011, the condensed consolidated results of its operations for the three months ended April 2, 2011 and April 3, 2010, and the condensed consolidated cash flows for the three months ended April 2, 2011 and April 3, 2010.  The results of operations for the three months ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31.  For fiscal 2011, the Company’s fiscal year is scheduled to end on December 31, 2011 and will consist of 52 weeks. Each of the Company’s first three quarters in a fiscal year is comprised of 13 weeks.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs. Revenues also include sales of excess component inventories to distributors and other users of memory integrated circuits (“ICs”).  Such sales amounted to less than $0.1 million for each of the three months ended April 2, 2011 and April 3, 2010.

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

Investments in Marketable Securities

The Company accounts for its investments in marketable securities in accordance with ASC Topic 320.  The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities. Available-for-sale securities are stated at fair value, generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the unaudited condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments.  Other than for certain investments in auction rate securities and short-term corporate bonds (see Note 4), the fair value of the Company’s cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs.  Because of their short-term nature, short-term corporate bonds are not frequently traded.  Although there are observable quotes for these securities, the markets are not considered active.  Accordingly, the fair values of these investments are based on Level 2 inputs.  The Company recognizes transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  The Company believes that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

The Company invests its cash equivalents primarily in money market mutual funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $0.4 million of Federal Deposit Insurance Corporation insured cash and cash equivalents at April 2, 2011.  Investments in marketable securities are generally in high-credit quality debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions.  The Company has not incurred any credit risk losses related to these investments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of April 2, 2011. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

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

The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of the Company’s common stock option awards.  The expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option.  This calculation is based on the safe harbor method permitted by the SEC in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available.  The expected volatility is based on the historical volatility of the Company’s common stock.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company’s history and management’s expectation regarding dividend payouts.  Compensation expense for common stock option awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award, provided that the accumulated cost recognized as of any date at least equals the value of the vested portion of the award.

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

Risks and Uncertainties

The Company has invested a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud™ memory subsystem. This new design and the products it is incorporated into are subject to increased risks as compared to our existing products.  The Company may be unable to achieve customer or market acceptance of the HyperCloud™ memory subsystem or other new products, or achieve such acceptance in a timely manner.  The Company has experienced a longer qualification cycle than anticipated with its HyperCloud™ memory subsystems, and as of April 2, 2011 we have not shipped any production quantities.  Further delays or any failure in placing or qualifying this product with customers would adversely impact the Company’s results of operations.

The Company’s operations in the People’s Republic of China (“PRC”) are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in China, in particular.  Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments.  If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted.  Restricted net assets of the Company’s subsidiary in the PRC totaled $1.6 million and $2.0 million at April 2, 2011 and January 1, 2011, respectively.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, excluding unvested shares issued pursuant to restricted share awards under our share-based compensation plans.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, computed using the treasury stock method.  In periods of losses, basic and diluted loss per share are the same, as the effect of stock options and unvested restricted share awards on loss per share is anti-dilutive.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	April 2,	January 1,
	2011	2011

Raw materials	$4,000	$2,631
Work in process	328	171
Finished goods	2,974	1,707
	$7,302	$4,509

Warranty Liability

The following table summarizes the activity related to the warranty liability (in thousands):

	Three Months Ended
	April 2,	April 3,
	2011	2010

Beginning balance	$194	$240
Charged to costs and expenses	98	40
Cost of warranty claims	(104)	(32)
Ending balance	$188	$248

The warranty liability is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Facility Relocation Costs

The following table summarizes the activity related to the Company’s accrual for facility relocation costs during the period indicated (in thousands):

	Three Months Ended
	April 2,	April 3,
	2011	2010

Beginning balance	$—	$84
Reversal of accrual/reduction of costs	—	(28)
Net payments	—	(8)
Ending balance	$—	$48

As a result of the relocation of the Company’s domestic headquarters and manufacturing facility during the third quarter of 2007, the Company vacated its previous manufacturing facility. The Company subleased this facility, but remained obligated under a noncancellable operating lease through November 2010. In accordance with ASC Topic 420, the Company recorded a net charge and related liability of approximately $134,000 in 2007, which approximated the estimated fair value of the net remaining lease payments.  At the conclusion of the master lease and sublease terms, the Company determined that its original estimates regarding the net remaining lease payments exceeded its actual liability by approximately $33,000.  Accordingly, the excess accrual was reversed, and the liability for facility relocation was reduced to zero at January 1, 2011.

In May 2009, the Company entered into an agreement to sublease a portion of its new domestic headquarters facility to another tenant at a discount from the rent required under its lease commitment. As a result, the Company recorded an additional charge of approximately $61,000.  In February 2010, the sublessor vacated the space that it had subleased.  The Company determined that the space could be used in its operations.  As a result, the Company reversed approximately $28,000 of its accrual for facility relocation costs, and the liability was reduced to zero at January 1, 2011.

The expenses and reversal of accruals described above are included as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Comprehensive Loss

The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Three Months Ended
	April 2,	April 3,
	2011	2010

Net loss	$(2,822)	$(2,965)
Other comprehensive loss:
Change in net unrealized loss on investments, net of tax	8	(35)
Total comprehensive loss	$(2,814)	$(3,000)

Accumulated other comprehensive loss reflected on the condensed consolidated balance sheets at April 2, 2011 and January 1, 2011, represents accumulated net unrealized losses on investments.

Computation of Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended
	April 2,	April 3,
	2011	2010

Numerator: Net loss	$(2,822)	$(2,965)
Denominator: Weighted-average common shares outstanding, basic and diluted	24,881	20,688
Net loss per share, basic and diluted	$(0.11)	$(0.14)

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

	Three Months Ended
	April 2,	April 3,
	2011	2010
Common share equivalents	1,614	2,270

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the periods then ended.

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended
	April 2,		April 3,
	2011		2010
Customer:
Customer A	70%		37%
Customer B	*	%	31%
Customer C	*	%	16%

* less than 10% of net sales

The Company’s accounts receivable are concentrated with one customer at April 2, 2011 representing approximately 69% and two customers at January 1, 2011, representing approximately 75% and 13%, of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.  The Company mitigates risk associated with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Three Months Ended
	April 2,	April 3,
	2011	2010

Supplemental disclosure of cash flow information:
Income taxes refunds received	$—	$—
Interest paid	$35	$21

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment not paid for at the end of the period	$25	$—
Debt financed acquisition of assets	$169	$—
Unrealized (gain) loss from investments in marketable securities	$(8)	$35

Note 4—Fair Value Measurements

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s investments in marketable securities (in thousands):

		Fair Value Measurements at April 2, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	April 2,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Available-for-sale debt securities:
Money market mutual funds	$7,581	$7,581	$—	$—
Auction and variable floating rate notes	898	—	—	898
Total	$8,479	$7,581	$—	$898

		Fair Value Measurements at January 1, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	January 1,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Available-for-sale debt securities:
Money market mutual funds	$12,654	$12,654	$—	$—
Corporate notes and bonds	824	—	824	—
Auction and variable floating rate notes	890	—	—	890
Total	$14,368	$12,654	$824	$890

The following tables summarize the Company’s assets measured at fair value on a recurring basis as presented in the Company’s condensed consolidated balance sheets at April 2, 2011 and January 1, 2011:

		Fair Value Measurements at April 2, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	April 2,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$7,581	$7,581	$—	$—
Long-term marketable securities	898	—	—	898
Total assets measured at fair value	$8,479	$7,581	$—	$898

		Fair Value Measurements at January 1, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	January 1,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$12,654	$12,654	$—	$—
Short-term marketable securities	824	—	824	—
Long-term marketable securities	890	—	—	890
Total assets measured at fair value	$14,368	$12,654	$824	$890

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended
	April 2,	April 3,
	2011	2010

Beginning balance	$890	$941
Unrealized gain (loss) included in other comprehensive loss	8	(35)
Ending balance	$898	$906

Note 5—Investments in Marketable Securities

Investments in marketable securities consist of the following (in thousands):

	April 2, 2011
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value

Auction and variable floating rate notes	$1,001	$(103)	$898

	January 1, 2011
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value

Corporate notes and bonds	$824	$—	$824
Auction and variable floating rate notes	1,001	(111)	890
	$1,825	$(111)	$1,714

Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method.  Net realized gains and losses recorded were not significant in any of the periods reported upon.

The following table provides the breakdown of investments in marketable securities with unrealized losses (in thousands):

April 2, 2011
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Auction and variable floating rate notes	$—	$—	$898	$(103)

January 1, 2011
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Auction and variable floating rate notes	$—	$—	$890	$(111)

As of both April 2, 2011 and January 1, 2011, the Company held two investments that were in an unrealized loss position.

Auction Rate Securities

Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of April 2, 2011 and January 1, 2011, the Company held two investments in auction rate securities with a total purchase cost of $1.0 million. These two investments represent (i) a Baa1 rated, fully insured debt obligation of a municipality and (ii) an A3 rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education.

The Company does not believe that the current illiquidity of its investments in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying securities may be called by the issuer. Given these and other uncertainties, the Company’s investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheets. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $103,000 and $111,000 at April 2, 2011 and January 1, 2011, respectively, are temporary because (i) the Company believes that the absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold these investments until a recovery in the market occurs.

Other Investments in Marketable Securities

The Company maintains an investment portfolio of various holdings, types and maturities. The Company invests in instruments that meet high quality credit standards, as specified in its investment policy guidelines. These guidelines generally limit the amount of credit exposure to any one issue, issuer or type of instrument.  Excluding its auction rate securities, there were no unrealized gains or losses at April 2, 2011 or January 1, 2011.

The following table presents the amortized cost and fair value of the Company’s investments in marketable securities classified as available-for-sale at April 2, 2011 by contractual maturity (in thousands):

	April 2, 2011
	Amortized	Fair
	Cost	Value

Maturity
Less than one year	$—	$—
Greater than two years*	1,001	898
	$1,001	$898

*	Comprised of auction rate securities which generally have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

Note 6—Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank, which was amended on March 24, 2010, June 30, 2010 and September 30, 2010.  Currently, the credit agreement provides that the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million.  The Company has the option to increase credit availability to $15.0 million at any time through the maturity date, subject to the conditions of the credit agreement.  In May 2011, the maturity date of the credit facility was extended to September 30, 2013 (see Note 12).

The credit agreement contains an overall sublimit of $10.0 million to collateralize the Company’s contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement.  At April 2, 2011, letters of credit in the amount of $3.9 million were outstanding.  The letters of credit expire on various dates through October 31, 2011.

Interest is payable monthly at either (i) prime plus 1.25%, as long as the Company maintains $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%.   Additionally, the credit agreement requires payments for an unused line, as well as anniversary and early termination fees, as applicable.

In connection with the September 30, 2010 amendment, Silicon Valley Bank extended a $1.5 million term loan, which bears interest at a rate of prime plus 1.75%.  The Company is required to make equal monthly principal payments over the 36 month term of the loan.  The term loan is classified in long-term debt in the accompanying condensed consolidated balance sheets.

The following table presents details of interest expense related to borrowings on revolving credit lines, along with certain other applicable information (in thousands):

	Three Months Ended
	April 2,	April 3,
	2011	2010

Interest expense	$2	$11

	April 2,	January 1,
	2011	2011

Availability under the revolving line of credit	$6,867	$5,100
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	(3,922)	(2,900)
Unutilized borrowing availability under the revolving line of credit	$2,945	$2,200

Obligations under the credit agreement are secured by a first priority lien on the Company’s tangible and intangible assets.

The credit agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends.  As of April 2, 2011, the Company was in compliance with its financial covenants.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 2,	January 1,
	2011	2011

Obligations under capital leases	$313	$362
Term note payable to bank	1,208	1,375
Note payable to others	122	—
	1,643	1,737
Less current portion	(772)	(674)
	$871	$1,063

Notes payable to others represents short-term financing of annual insurance premiums.

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended
	April 2,	April 3,
	2011	2010

Interest expense	$26	$3

Note 8—Income Taxes

The following table sets forth the Company’s benefit of income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended
	April 2,	April 3,
	2011	2010

Benefit of income taxes	$—	$(727)
Effective tax rate	—%	19.7%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of April 2, 2011 and January 1, 2011.  Accordingly, no benefit has been recognized for net deferred tax assets, including net operating losses that cannot be realized currently via carryback to periods of taxable income.

During the three months ended April 3, 2010, the Company carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and received a federal income tax refund of approximately $0.7 million.

The Company had unrecognized tax benefits at April 2, 2011 and January 1, 2011 of approximately $0.1 million that, if recognized, would affect the Company’s annual effective tax rate.

Note 9—Commitments and Contingencies

Patent Claims

In May 2008, the Company initiated discussions with Google, Inc. (“Google”) regarding the Company’s claim that Google has infringed on a U.S. patent owned by the Company, U.S. Patent No. 7,289,386 (“the ‘386 patent”), which relates generally to rank multiplication in memory modules. On August 29, 2008, Google filed a declaratory judgment lawsuit against the Company in the U.S. District Court for the Northern District of California, seeking a declaration that Google did not infringe the ‘386 patent and that the ‘386 patent is invalid. Google is not seeking any monetary damages. On November 18, 2008, the Company filed a counterclaim for infringement of the ‘386 patent by Google. Claim construction proceedings were held on November 14, 2009, and the Company prevailed on every disputed claim construction issue. On June 1, 2010, the Company filed a motion for summary judgment of patent infringement and a motion for summary judgment to dismiss Google’s affirmative defenses based on Netlist’s activities in the JEDEC standard-setting organization. The hearings for these motions have been postponed indefinitely by the Court. On September 1, 2010, the United States Patent and Trademark Office (“USPTO”) granted Google’s request for reexamination of the ‘386 patent. On September 14, 2010, the Court granted Google’s request to stay the litigation pending the conclusion of the reexamination by the USPTO. On October 20, 2010, Smart Modular, Inc. (“SMOD”) filed a request for reexamination of the ‘386 patent with the USPTO. In January 2011, the USPTO granted SMOD’s request for reexamination.

On December 4, 2009, the Company filed a patent infringement lawsuit against Google in the U.S. District Court for the Northern District of California, seeking damages and injunctive relief based on Google’s infringement of U.S. Patent No. 7,619,912 (“the ‘912 patent”), which issued in November 2009 and is related to the ‘386 patent. On February 11, 2010, Google answered the Company’s complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on Netlist’s activities in the JEDEC standard-setting organization. The counterclaim seeks unspecified compensatory damages. On October 20 and October 21, respectively, SMOD and Google each filed requests for reexamination of the ‘912 patent, which were each granted in January 2011. On January 26, 2011, the Court granted the parties’ joint request to stay the patent infringement lawsuit against Google until the completion of the reexamination proceedings.

On September 22, 2009, the Company filed a patent infringement lawsuit against Inphi Corporation (“Inphi”) in the U.S. District Court for the Central District of California. The suit alleges that Inphi is contributorily infringing and actively inducing the infringement of a U.S. patent owned by the Company, U.S. Patent No. 7,532,537 (“the ‘537 patent”), which relates generally to memory modules with load isolation and memory domain translation capabilities. The Company is seeking damages and injunctive relief based on Inphi’s use of its patented technology. On December 22, 2009, the Company filed an Amended Complaint asserting claims of patent infringement based on two additional patents, the ‘912 patent and U.S. Patent No. 7,636,274 (“the ‘274 patent”), which relate generally to load isolation and memory domain translation technologies, as well as rank multiplication. Inphi has denied infringement and has asserted that the patents-in-suit are invalid. On April 19, 2010, Inphi filed requests for reexamination of the three patents-in-suit, and on April 21, 2010, Inphi filed an interference proceeding on the three patents-in-suit with the USPTO. Inphi then filed a motion to stay the lawsuit, which was granted on May 18, 2010. On September 1, 2010, the USPTO confirmed the patentability of all fifty-one claims of the ‘912 patent.  Subsequently, on October 20 and October 21, respectively, SMOD and Google each filed requests for reexamination of the ‘912 patent, which were each granted in January 2011.  On February 28, 2011, the USPTO merged the latter two reexaminations and the Inphi reexamination into a single proceeding.  In a Non-Final Action in the merged reexamination proceeding dated April 4, 2011, the USPTO rejected claims 1-20 and 22-51 of the ‘912 patent.  Simultaneously, the USPTO confirmed the patentability of claim 21.  The Company intends to vigorously pursue its infringement claims against Inphi and to continue to vigorously defend its patent rights in the USPTO.

On November 30, 2009, Inphi filed a patent infringement lawsuit against the Company in the U.S. District Court for the Central District of California alleging infringement of two Inphi patents generally related to memory module output buffers.  On April 18, 2011 the Court dismissed the entire case without prejudice pursuant to a joint stipulation filed by Inphi and the Company under which each party agreed to bear its own costs and attorney’s fees.  The case is now closed.

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

Commitment to Purchase Component Inventory

In September, 2010, the Company entered into a $2.5 million commitment to purchase ASIC devices for use in certain of its high-performance memory modules that are in the evaluation process with OEM and end-user customers.  As of April 2, 2011, the Company had received ASIC devices valued at $2.3 million, and remained obligated to purchase $0.2 million, for which the Company had prepaid $0.1 million toward future receipt of chipsets.  At January 1, 2011, this prepayment totaled $0.7 million.  The prepayment is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.  Additionally, the Company provided the vendor a $1.1 million letter of credit to secure payment for future shipments (see Note 6).

Note 10—Stockholders’ Equity

Common Stock

During the three months ended April 2, 2011, the Company cancelled 19,730 shares of common stock valued at approximately $47,000 in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

Stock-Based Compensation

The Company has stock-based compensation awards outstanding pursuant to the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”) and the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), under which a variety of option and direct stock-based awards may be granted to employees and nonemployees of the Company.  Further grants under the 2000 Plan were suspended upon the adoption of the 2006 Plan.  In addition to awards made pursuant to the 2006 Plan, the Company periodically issues inducement grants outside the 2006 Plan to certain new hires.

Subject to certain adjustments, as of April 2, 2011, the Company was authorized to issue a maximum of 4,205,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions.  At April 2, 2011, the Company had 120,281 shares available for grant under the 2006 Plan.  At April 2, 2011, an additional 180,000 shares were reserved for issuance upon exercise of inducement grants.  Options granted under the 2000 Plan, the 2006 Plan and outside the equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.  Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity as of and for the three months ended April 2, 2011 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 1, 2011	4,634	$2.57
Options granted	1,300	2.23
Options exercised	(90)	0.45
Options cancelled	(44)	3.30
Options outstanding at April 2, 2011	5,800	$2.52

The intrinsic value of options exercised in the three months ended April 2, 2011 was $0.2 million.

A summary of the Company’s restricted stock awards as of and for the three months ended April 2, 2011 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at January 1, 2011	426	$3.46
Restricted stock forfeited	(3)	3.49
Restricted stock vested	(60)	3.46
Balance outstanding at April 2, 2011	363	$3.46

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Expected term (in years)	6.0	5.5
Expected volatility	136%	148%
Risk-free interest rate	2.19%	2.61%
Expected dividends	—	—
Weighted-average grant date fair value per share	$2.02	$4.10

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  There was no restricted stock granted in the three month periods ended April 2, 2011 or April 3, 2010.

At April 2, 2011, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2011 through fiscal 2014 related to unvested common stock options and restricted stock awards is approximately $3.5 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.4 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At April 2, 2011 and January 1, 2011, approximately $2.1 million and $2.3 million, respectively, of the Company’s net long-lived assets were located in the PRC.

Note 12—Subsequent Events

In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan to the Company, and extended the term of the existing credit facility through September 2013.  The $3.0 million term loan bears interest at prime plus 2.5%.  The Company is required to make monthly interest payments and equal monthly principal payments over the twenty-four month term of the loan.

In May 2011, the Company extended the term of its Headquarters facilities lease through July 31, 2013.  The Company’s operating lease commitments related to the extension total approximately $0.1 million, $0.3 million, and $0.2 million in fiscal 2011, 2012, and 2013, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 and subsequent reports on Form 8-K, which discuss our business in greater detail.

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to continuing development, qualification and volume production of EXPRESSvault, NVvault™ and HyperCloud™; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation over infringement of our property  and the possibility of our patents being reexamined by the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC.  Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We design, manufacture and sell high-performance, intelligent memory subsystems for datacenter server and high-performance computing and communications markets. Our memory subsystems consist of combinations of DRAM ICs, NAND, ASICs and other components assembled on PCBs.  We primarily market and sell our products to leading OEM customers.  Our solutions are targeted at applications where memory plays a key role in meeting system performance requirements.  We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics and low cost per bit.  Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “Netlist” refer to Netlist, Inc. and its subsidiaries.

Products

In November 2009, we introduced HyperCloud™ DDR3 memory technology.  HyperCloud™ utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction functionality that increases memory bandwidth.  We expect that this technology will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing.  HyperCloud™ memory is being evaluated by several of our OEM customers for use in their server products.  HyperCloud™ is interoperable with JEDEC standard DDR3 memory modules.  Our HyperCloud™ products are designed to allow for installation in servers without the need for a BIOS change.  As such, their anticipated sales launch is not dependent on the design plans or product cycle of our OEM customers.  However, we have experienced a longer qualification cycle than anticipated.  As of April 2, 2011, we have not shipped any production quantities of HyperCloud™.

In February 2010, we announced general availability of NVvaultTM battery-free, a non-volatile cache memory subsystem targeting RAID storage applications.  NVvaultTM battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. Unlike our traditional battery-powered fault tolerant cache product which relied solely on batteries to power the cache, NVvaultTM battery-free utilizes a combination of DRAM for high throughput performance and flash for extended data retention.  The introduction of NVvaultTM battery-free, as well as the launch of the current version of the battery-powered module in connection with Dell introduction of the PERC 7 line of servers in December 2009, has resulted in RAID controller subsystem revenues of $7.3 million, or 61% of total revenues for the three months ended April 2, 2011, including $3.7 million of NVvault™.  This compares favorably with $2.6 million in RAID controller subsystem revenues, or 33% of total revenues for the three months ended April 3, 2010.  Although revenues in 2011 and 2010 have been primarily for shipments to Dell, in the fourth quarter of 2010 we qualified NVvault TM battery-free with other OEMs, and continue to pursue further qualifications.  We also intend to pursue end-user opportunities with the introduction of EXPRESSvault in March 2011.

The remainder of our revenues arose primarily from OEM sales of custom memory modules, the majority of which were utilized in data center and industrial applications.  When developing custom modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit.  Revenues from custom modules have declined as a result of certain of our OEM product placements nearing the end of their product life.  The reversal of this trend is dependent on our ability to qualify our memory modules on new platforms as current platforms reach the end of their life cycles, and on the state of the global economy.

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. One customer represented approximately 70% of our net sales for the three months ended April 2, 2011.  Three customers represented approximately 37%, 31% and 16%, respectively, of our net sales for the three months ended April 3, 2010.

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

Fair Value of Financial Instruments.  Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments.  Other than for certain investments in auction rate securities and short-term corporate bonds, the fair value of our cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs.  Because of their short-term nature and short-term corporate bonds are not frequently traded.  Although there are observable quotes for these securities, the markets are not considered active.  Accordingly, the fair values of these investments are based on Level 2 inputs.  The fair value of our auction rate securities is determined based on Level 3 inputs. We recognize transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

Income Taxes.  Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the condensed consolidated financial statements, calculated at enacted tax rates for expected periods of realization. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Because we have operated at a loss for an extended period of time, we did not recognize tax deferred tax assets related to losses incurred in 2011.  Benefits recognized in 2010 were limited to those made available as a one-time carry-back through economic recovery legislation.  In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record an income tax benefit or a reduction to income tax expense in the period of such realization.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	April 2,	April 3,
	2011	2010

Net sales	100%	100%
Cost of sales	68	77
Gross profit	32	23
Operating expenses:
Research and development	31	38
Selling, general and administrative	24	33
Total operating expenses	55	71
Operating loss	(23)	(48)
Other (expense) income:
Interest (expense) income, net	(1)	—
Other income, net	—	1
Total other (expense) income, net	(1)	1
Loss before benefit of income taxes	(24)	(47)
Benefit of income taxes	—	(9)
Net loss	(24)%	(38)%

Three Months Ended April 2, 2011 Compared to Three Months Ended April 3, 2010

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three months ended April 2, 2011 and April 3, 2010 (in thousands, except percentages):

	Three Months Ended
	April 2,	April 3,		%
	2011	2010	Change	Change

Net sales	$12,000	$7,890	$4,110	52%
Cost of sales	8,196	6,072	2,124	35%
Gross profit	$3,804	$1,818	$1,986	109%
Gross margin	32%	23%	9%

Net Sales.  The increase in net sales for the three months ended April 2, 2011 as compared with the three months ended April 3, 2010 resulted primarily from increases of approximately (i) $4.6 million in sales of NVvault™ non-volatile cache systems used in RAID controller subsystems, including $3.5 million from the launch of NVvault™ battery-free, the flash-based cache system that became generally available in 2010, and (ii) $0.7 million in sales of memory modules utilized in data center targeted server applications, offset by a decrease of (i) $1.6 million in sales of memory modules used in industrial applications as one customer slowed production as a result of its product nearing the end of its life cycle.

Gross Profit and Gross Margin.  The overall improvements in gross profit are due to increased sales and manufacturing volume, as well as a shift in sales toward higher margin products.  Gross profit for the three months ended April 2, 2011 as compared to the three months ended April 3, 2010 increased due to the 52% increase in net sales between the two periods, resulting in profits earned on each unit sold, as well as an improved ability to absorb fixed manufacturing costs.  These volume based improvements were augmented by decreased DRAM prices, which affected margins in some product categories.

Research and Development.

The following table presents research and development expenses for the three months ended April 2, 2011 and April 3, 2010 (in thousands, except percentages):

	Three Months Ended
	April 2,	April 3,		%
	2011	2010	Change	Change

Research and development	$3,684	$3,008	$676	22%

The increase in research and development expense in the three months ended April 2, 2011 as compared to the three months ended April 3, 2010 resulted primarily from increases of (i) $0.6 million in engineering expenses as a result of an increase in non-recurring engineering charges and both internal engineering headcount and outside contractors engaged in new product development activities, (ii) $0.2 million in material expenses related to product builds and testing, primarily related to our HyperCloud™ products , partially offset by a decrease of $0.2 million in legal and professional fees due to stays in certain patent protection court cases while the PTO proceeds with reexamination requests.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three months ended April 2, 2011 and April 3, 2010 (in thousands, except percentages):

	Three Months Ended
	April 2,	April 3,		%
	2011	2010	Change	Change

Selling, general and administrative	$2,917	$2,570	$347	14%

The increase in selling, general and administrative expense during the three months ended April 2, 2011 as compared to the three months ended April 3, 2010 resulted primarily from an increase of approximately $0.5 in product sample costs as a result of activities related to the OEM qualification process for HyperCloud™ and NVvault™, partially offset by a decrease of $0.2 million in personnel-related expenses primarily attributable to administrative efficiencies.

Other (Expense) Income.

The following table presents other income for the three months ended April 2, 2011 and April 3, 2010 (in thousands, except percentages):

	Three Months Ended
	April 2,	April 3,		%
	2011	2010	Change	Change

Interest (expense) income, net	$(25)	$1	$(26)	(2,600)%
Other income, net	—	67	(67)	(100)%
Total other (expense) income, net	$(25)	$68	$(93)	(137)%

Net interest (expense) income for the three months ended April 2, 2011 and April 3, 2010 was comprised of nominal interest income, offset by nominal interest expense.   The increase in interest expense for the three months ended April 2, 2011 compared with the three months ended April 3, 2010 was the result of our term loan, which was originated in September, 2010.

Other income, net, for the three months ended April 3, 2010 was primarily comprised of cash proceeds from the early termination of a sublease of our headquarters facility.

Benefit of Income Taxes.

The following table presents the benefit of income taxes for the three months ended April 2, 2011 and April 3, 2010 (in thousands, except percentages):

	Three Months Ended
	April 2,	April 3,		%
	2011	2010	Change	Change

Benefit of income taxes	$—	$(727)	$727	(100)%

We did not record a benefit of income taxes for the three months ended April 2, 2011, as operating losses generated were fully reserved.  During the three months ended April 3, 2010, we carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and recorded a tax benefit and income tax receivable of approximately $0.7 million, which was received in April 2010.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, debt, and cash generated from operations. We have also funded our operations with a revolving line of credit under our bank credit facility, from capitalized lease obligations and from the sale and leaseback of our domestic manufacturing facility.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	April 2,	January 1,
	2011	2011
Working Capital	$15,476	$17,606

Cash and cash equivalents(1)	$11,361	$14,210
Short-term marketable securities(1)	—	824
Long-term marketable securities	898	890
	$12,259	$15,924

(1) Included in working capital

Our working capital decreased in the three months ended April 2, 2011 primarily as a result of our net loss.  Additionally, we experienced increases in certain operating liabilities, offset by increases in certain operating assets resulting from our increase in sales of our baseline products and production ramp up for NVvault™.

Cash Provided by and Used in the Three Months Ended April 2, 2011 and April 3, 2010

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	April 2,	April 3,
	2011	2010

Net cash provided by (used in):
Operating activities	$(3,295)	$(4,494)
Investing activities	715	(2,527)
Financing activities	(269)	16,316
Net increase (decrease) in cash and cash equivalents	$(2,849)	$9,295

Operating Activities. Net cash used in operating activities for the three months ended April 2, 2011 was primarily a result of (i) net loss of approximately $2.8 million and (ii) cash used by changes in operating assets and liabilities of approximately $1.4 million, partially offset by approximately $0.9 million in net non-cash operating expenses, primarily consisting of depreciation and amortization and stock-based compensation expense.  Net cash used in operating activities for the three months ended April 3, 2010 was primarily a result of (i) net loss of approximately $3.0 million and (ii) cash used by changes in operating assets and liabilities of approximately $2.4 million, partially offset by approximately $0.9 million in net non-cash operating expenses, primarily comprising depreciation and amortization and stock-based compensation.

Accounts receivable increased approximately $2.2 million during the three months ended April 2, 2011 primarily as a result of the increase in our net sales during the period compared with the three months ended January 1, 2011. During the same period, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.  Inventories increased approximately $2.8 million during the three months ended April 2, 2011 as we continued the qualification process and prepared for production of our HyperCloud™ products.  Specifically, we received approximately $2.3 million of the September 2010 $2.5 million purchase commitment for ASIC devices, resulting in an increase in inventory, and a reduction of approximately $0.8 million in our prepayment for these devices.  During the three months ended April 2, 2011, we were able to partially fund the growth in our accounts receivable and inventory through an increase in accounts payable of $2.1 million, primarily from component vendors.

Investing Activities. Net cash provided by investing activities for the three months ended April 2, 2011 was primarily the result of the acquisition of $0.1 million in property and equipment, offset by sales of marketable securities of $0.8 million.  Net cash used in investing activities for the three months ended April 3, 2010 was primarily the result of purchases of $2.4 million of investments in marketable securities, offset by sales of $0.06 million.  Additionally, we acquired $0.2 million in property and equipment.

Financing Activities. Net cash used in financing activities for the three months ended April 2, 2011 was a result of repayment of bank debt, capital leases and other notes payable of $0.3 million.  Net cash provided by financing activities for the three months ended April 3, 2010 was a result of the net proceeds of $16.3 million from the sale of 4,594,250 shares of our common stock in a registered public offering.

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

The credit agreement contains an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement.  At April 2, 2011, letters of credit in the amount of $3.9 million were outstanding, including a $1.1 million letter of credit to secure payment for future shipments in connection with a $2.5 million commitment to purchase ASIC devices for use in our HyperCloud™ modules.  The letters of credit expire on various dates through October 31, 2011.

Interest on the line of credit is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%.  Additionally, the credit agreement requires payments for an unused line, as well as anniversary and early termination fees, as applicable.

The following table presents details of outstanding borrowings and availability under our line of credit (in thousands):

	April 2,	January 1,
	2011	2011
Availability under the revolving line of credit	$6,867	$5,100
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	(3,922)	(2,900)
Unutilized borrowing availability under the revolving line of credit	$2,945	$2,200

Outstanding borrowings under the Silicon Valley Bank line of credit did not exceed $1.0 million at any time during the three months ended April 2, 2011 or the year ended January 1, 2011.

In addition, in connection with the September 30, 2010 amendment, Silicon Valley Bank extended a $1.5 million term loan under the credit agreement, which bears interest at a rate of prime plus 1.75%.  We are required to make equal monthly principal payments which total $0.5 million annually, and a balloon payment of $0.5 million at maturity.  As of April 2, 2011, $1.2 million was outstanding under the term loan.

All obligations under the credit agreement are secured by a first priority lien on our tangible and intangible assets.  The only restriction on the use of funds under the revolving line of credit is that we must be in compliance with the covenants of the credit agreement.  The credit agreement includes affirmative and negative covenants, including financial covenants with respect to our liquidity and tangible net worth.  As of April 2, 2011, we were in compliance with all financial covenants and expect to maintain compliance for the foreseeable future.  However, we have in the past been in violation of one or more covenants of other credit agreements, and we could violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

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

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.                        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended April 2, 2011.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended April 2, 2011, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

The information set forth in the sections entitled Patent Claims under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

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

We are subject to risks relating to our focus on developing our HyperCloud™ product and lack of market diversification.

We have historically derived a substantial portion of our net sales from sales of our high performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for a significant portion of our net sales in the near term. Continued market acceptance of these products for use in servers is critical to our success.

In an attempt to set our products apart from those of our competitors, we have invested a significant portion of our research and development budget into the design of ASIC devices, including the HyperCloud™ memory subsystem, introduced in November 2009. This new design and the products it is incorporated into are subject to increased risks as compared to our existing products. For example:

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

We have experienced a longer qualification cycle than anticipated with our HyperCloud™ memory subsystems, and as of April 2, 2011 we have not shipped any production quantities.  Further delays or any failure in placing or qualifying this product with our customers would adversely impact our results of operations.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales.  Approximately 70% of our net sales in the three months ended April 2, 2011 were to one of our customers and approximately 37%, 31% and 16% of our net sales in the three months ended April 3, 2010 were to three of our customers.  We currently expect that sales to major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

Significant customized components, such as ASICs, that are used in some of our products such as HyperCloud™ are designed and manufactured by third parties. The ability and willingness of such third parties to perform in accordance with their agreements with us is largely outside of our control. If one or more of our design or manufacturing partners fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market or deliver products to our customers, as well as our reputation, could suffer. In the event of any such failures, we may have no readily available alternative source of supply for such products, since, in our experience, the lead time needed to establish a relationship with a new design and/or manufacturing partner is at least 12 months, and the estimated time for our OEM customers to re-qualify our product with components from a new vendor ranges from four to nine months. We cannot assure you that we can redesign, or cause to have redesigned, our customized components to be manufactured by a new manufacturer in a timely manner, nor can we assure you that we will not infringe on the intellectual property of our current design or manufacture partner when we redesign the custom components, or cause such components to be redesigned by a new manufacturer. A manufacturing disruption experienced by our manufacturing partners, the failure of our manufacturing partners to dedicate adequate resources to the production of our products, the financial instability of our manufacturing or design partners, or any other failure of our design or manufacturing partners to perform according to their agreements with us, would have a material adverse effect on our business, financial condition and results of operations.

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

As is common to the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. Lawsuits claiming that we are infringing others’ intellectual property rights have been and may in the future be brought against us, and we are currently defending against claims of invalidity in the USPTO.  See Note 9 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, for a description of our legal contingencies.

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

We sell some of our products to customers through manufacturers’ representatives. We are unable to predict the extent to which our manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our manufacturers’ representatives also market and sell other, potentially competing products. Our representatives may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current manufacturers’ representatives or recruit additional or replacement manufacturers’ representatives, our sales and operating results will be harmed.

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

Due to the geographic concentration of our manufacturing operations and the operations of certain of our suppliers, a disruption resulting from equipment failure, power failures, quality control issues, human error, government intervention or natural disasters, including earthquakes like those that have struck Japan in recent months, fires or floods, could interrupt or interfere with our manufacturing operations and consequently harm our business, financial condition and results of operations. Such disruptions would cause significant delays in shipments of our products and adversely affect our operating results.

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

As of April 2, 2011, our executive officers, directors and 5% stockholders beneficially own, in total, approximately 24% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands except per share amounts)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2011 - January 29, 2011	—	$—	—	—
January 30, 2011 - February 26, 2011	—	$—	—	—
February 27, 2011 - April 2, 2011	19,730	$2.37	—	—
	19,730	$2.37	—	—

(1) Represents shares repurchased for payment of withholding taxes upon vesting of certain restricted stock grants.

Item 6.                         Exhibits

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of May 11, 2011, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

10.2 (2)	First Amendment to Lease dated May, 2011, between The Irvine Company LLC, a Delaware limited liability company, and Netlist, Inc., a Delaware Corporation.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

32(3)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS(4)	XBRL Instance Document

101.SCH(4)	XBRL Taxonomy Extension Schema Document

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase Document

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

(4)          Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2011		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of May 11, 2011, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

10.2 (2)	First Amendment to Lease dated May 2011, between The Irvine Company LLC, a Delaware limited liability company, and Netlist, Inc., a Delaware Corporation.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

32(3)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS(4)	XBRL Instance Document

101.SCH(4)	XBRL Taxonomy Extension Schema Document

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase Document

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

(4)          Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.