Form 10-Q/A
period 2010-10-02
NETLIST INC
filed 2011-07-07
CIK 1282631

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

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2010 (the “Form 10-Q”) for the purpose of re-filing Exhibit 10.2 to the Form 10-Q. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date and has not been updated to reflect events occurring after the original filing date.

PART II. OTHER INFORMATION

Item 6. Exhibits

Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of September 30, 2010, by and between Silicon Valley Bank and Netlist, Inc.

10.2(3)*	ASIC Design and Production Agreement between Open Silicon, Inc. and Netlist, Inc.

10.3(4)*

Design and Production Agreement relating to Register ASIC (the “Production Register Agreement”), dated July 31, 2008, by and between Netlist, Inc. and Toshiba America Electronic Components, Inc. (“Toshiba”).

10.4(4)*	Amendment #1 to the Production Register Agreement, dated May 22, 2009, by and between Netlist, Inc. and Toshiba.

10.5(4)*	Amendment #1 to the Production Register Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.6(4)*	Amendment #2 to the Production Register Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.7(4)*	Design and Production Agreement relating to ID ASIC (the “Production ID Agreement”), dated July 31, 2008, by and between Netlist, Inc. and Toshiba.

10.8(4)*	Amendment #1 to the Production ID Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.9(4)*	Amendment #2 to the Production ID Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.10(4)*	Development and Supply Agreement, dated as of September 10, 2008, by and between Netlist, Inc. and Diablo Technologies, Inc. (“Diablo”).

10.11(4)*	Settlement Agreement and Amendment to Development and Supply Agreement, dated January 12, 2010, between Netlist, Inc. and Diablo.

31.1(3)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(3)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

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

(2)	Incorporated by reference to the corresponding exhibit number of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on November 16, 2010.

(3)	Filed herewith.

(4)	Incorporated by reference to the corresponding exhibit number of the quarterly report on Form 10-Q/A of the registrant filed with the Securities and Exchange Commission on April 1, 2011.

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

Date: July 7, 2011		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of September 30, 2010, by and between Silicon Valley Bank and Netlist, Inc.

10.2(3)*	ASIC Design and Production Agreement between Open Silicon, Inc. and Netlist, Inc.

10.3(4)*

Design and Production Agreement relating to Register ASIC (the “Production Register Agreement”), dated July 31, 2008, by and between Netlist, Inc. and Toshiba America Electronic Components, Inc. (“Toshiba”).

10.4(4)*	Amendment #1 to the Production Register Agreement, dated May 22, 2009, by and between Netlist, Inc. and Toshiba.

10.5(4)*	Amendment #1 to the Production Register Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.6(4)*	Amendment #2 to the Production Register Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.7(4)*	Design and Production Agreement relating to ID ASIC (the “Production ID Agreement”), dated July 31, 2008, by and between Netlist, Inc. and Toshiba.

10.8(4)*	Amendment #1 to the Production ID Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.9(4)*	Amendment #2 to the Production ID Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.10(4)*	Development and Supply Agreement, dated as of September 10, 2008, by and between Netlist, Inc. and Diablo Technologies, Inc. (“Diablo”).

10.11(4)*	Settlement Agreement and Amendment to Development and Supply Agreement, dated January 12, 2010, between Netlist, Inc. and Diablo.

31.1(3)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(3)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

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

(2)	Incorporated by reference to the corresponding exhibit number of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on November 16, 2010.

(3)	Filed herewith.

(4)	Incorporated by reference to the corresponding exhibit number of the quarterly report on Form 10-Q/A of the registrant filed with the Securities and Exchange Commission on April 1, 2011.

* Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing made herewith.  A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.