Form 10-Q
period 2011-07-02
NETLIST INC
filed 2011-08-15
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

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

25,344,448 shares outstanding at August 3, 2011

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 2, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	July 2,	January 1,
	2011	2011

ASSETS
Current assets:
Cash and cash equivalents	$11,690	$14,210
Investments in marketable securities	—	824
Accounts receivable, net	9,337	6,451
Inventories	11,370	4,509
Prepaid expenses and other current assets	519	1,396
Total current assets	32,916	27,390

Property and equipment, net	3,153	4,077
Long-term investments in marketable securities	456	890
Other assets	234	337
Total assets	$36,759	$32,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,427	$6,256
Accrued payroll and related liabilities	1,483	1,762
Accrued expenses and other current liabilities	401	369
Accrued engineering charges	932	638
Current portion of long-term debt	1,971	674
Total current liabilities	16,214	9,699
Long-term debt, net of current portion	2,111	1,063
Other liabilities	101	85
Total liabilities	18,426	10,847
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 25,344 (2011) and 25,284 (2010) shares issued and outstanding	25	25
Additional paid-in capital	89,827	89,074
Accumulated deficit	(71,474)	(67,141)
Accumulated other comprehensive loss	(45)	(111)
Total stockholders’ equity	18,333	21,847
Total liabilities and stockholders’ equity	$36,759	$32,694

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net sales	$16,001	$9,304	$28,001	$17,194
Cost of sales(1)	11,064	7,486	19,260	13,558
Gross profit	4,937	1,818	8,741	3,636
Operating expenses:
Research and development(1)	3,755	3,190	7,439	6,198
Selling, general and administrative(1)	2,583	2,607	5,500	5,177
Total operating expenses	6,338	5,797	12,939	11,375
Operating loss	(1,401)	(3,979)	(4,198)	(7,739)
Other (expense) income:
Interest (expense) income, net	(50)	3	(75)	4
Other (expense) income, net	(59)	4	(59)	71
Total other (expense) income, net	(109)	7	(134)	75
Loss before provision (benefit) for income taxes	(1,510)	(3,972)	(4,332)	(7,664)
Provision (benefit) for income taxes	1	2	1	(725)
Net loss	$(1,511)	$(3,974)	$(4,333)	$(6,939)
Net loss per common share:
Basic and diluted	$(0.06)	$(0.16)	$(0.17)	$(0.31)

Weighted-average common shares outstanding:
Basic and diluted	24,988	24,780	24,935	22,734

(1)  Amounts include stock-based compensation expense as follows:

Cost of sales	$18	$12	$31	$22
Research and development	146	117	288	163
Selling, general and administrative	242	297	440	623

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	July 2,	July 3,
	2011	2010

Cash flows from operating activities:
Net loss	$(4,333)	$(6,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,183	1,130
Stock-based compensation	759	808
Amortization of deferred gain on sale and leaseback transaction	—	(59)
Realized loss on sale of investments in marketable securities	59	—
Changes in operating assets and liabilities:
Accounts receivable	(2,885)	(2,846)
Inventories	(6,861)	(2,027)
Prepaid expenses and other current assets	1,046	167
Other assets	104	(21)
Accounts payable	5,165	2,078
Accrued payroll and related liabilities	(279)	(493)
Accrued expenses and other current liabilities	46	(98)
Accrued engineering charges	293	770
Net cash used in operating activities	(5,703)	(7,530)
Cash flows from investing activities:
Acquisition of property and equipment	(244)	(392)
Purchase of investments in marketable securities	—	(2,380)
Proceeds from maturities and sales of investments in marketable securities	1,266	1,110
Net cash provided by (used in) investing activities	1,022	(1,662)
Cash flows from financing activities:
Borrowings on line of credit	500	2,000
Payments on line of credit	(500)	(2,000)
Proceeds of bank term loan, net of issuance costs	2,934	—
Payments on debt	(767)	(57)
Proceeds from public offering, net	—	16,210
Proceeds from exercise of stock options and warrants, net of taxes remitted	(6)	90
Net cash provided by financing activities	2,161	16,243
Decrease (increase) in cash and cash equivalents	(2,520)	7,051
Cash and cash equivalents at beginning of period	14,210	9,942
Cash and cash equivalents at end of period	$11,690	$16,993

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 2, 2011

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

The condensed consolidated financial statements included herein as of July 2, 2011 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of July 2, 2011, the condensed consolidated results of its operations for the three and six months ended July 2, 2011 and July 3, 2010, and the condensed consolidated cash flows for the six months ended July 2, 2011 and July 3, 2010.  The results of operations for the six months ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform to the current year presentation.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs. Revenues also include sales of excess component inventories to distributors and other users of memory integrated circuits (“ICs”).  Such sales amounted to less than $0.1 million for each of the three and six month periods ended July 2, 2011 and July 3, 2010.

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

The Company invests its cash equivalents primarily in money market mutual funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $0.4 million of Federal Deposit Insurance Corporation insured cash and cash equivalents at July 2, 2011.  Investments in marketable securities are generally in high-credit quality debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions.  The Company has not incurred any credit risk losses related to these investments.

The Company’s trade accounts receivable are primarily derived from sales to OEMs in the computer industry. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company believes that the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms, the high level of credit worthiness of its customers (see Note 3), foreign credit insurance and letters of credit issued on the Company’s behalf.  Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of July 2, 2011. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

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

Risks and Uncertainties

The Company has invested a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud™ memory subsystem. This new design and the products it is incorporated into are subject to increased risks as compared to our existing products.  The Company may be unable to achieve customer or market acceptance of the HyperCloud™ memory subsystem or other new products, or achieve such acceptance in a timely manner.  The Company has experienced a longer qualification cycle than anticipated with its HyperCloud™ memory subsystems, and as of July 2, 2011 the product has not generated significant revenue.  Further delays or any failure in placing or qualifying this product with customers would adversely impact the Company’s results of operations.

The Company’s operations in the People’s Republic of China (“PRC”) are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in China, in particular.  Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments.  If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted.  Restricted net assets of the Company’s subsidiary in the PRC totaled $1.2 million and $2.0 million at July 2, 2011 and January 1, 2011, respectively.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, Fair Value Measurement (“ASU 11-4”).  ASU 11-4 amends existing guidance to achieve convergence in measurement and disclosure between U.S. Generally Accepted Accounting Standards (“GAAP”) and International Financial Reporting Standards (“IFRS”).  ASU 11-4 is effective for fiscal year 2012.  The Company is currently evaluating the impact that ASU 11-4 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (“ASU 11-5”).  ASU 11-5 amends existing guidance to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS.   ASU 11-5 is effective for fiscal year 2012.  The Company is currently evaluating the impact that ASU 11-4 will have on its consolidated financial statements.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	July 2,	January 1,
	2011	2011

Raw materials	$7,694	$2,631
Work in process	1,108	171
Finished goods	2,568	1,707
	$11,370	$4,509

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Six Months Ended
	July 2,	July 3,
	2011	2010

Beginning balance	$194	$240
Charged to costs and expenses	214	81
Cost of warranty claims	(207)	(111)
Ending balance	201	210
Less current portion	(100)	(125)
Long-term warranty obligations	$101	$85

The allowance for warranty liabilities expected to be incurred within one year is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.  The allowance for warranty liabilities expected to be incurred after one year is included as a component of other liabilities in the accompanying condensed consolidated balance sheets.

Facility Relocation Costs

The following table summarizes the activity related to the Company’s accrual for facility relocation costs during the period indicated (in thousands):

	Six Months Ended
	July 2,	July 3,
	2011	2010

Beginning balance	$—	$84
(Reduction) increase in expected costs	—	(28)
Net payments	—	(6)
Ending balance	$—	$50

As a result of the relocation of the Company’s domestic headquarters and manufacturing facility during the third quarter of 2007, the Company vacated its previous manufacturing facility. The Company subleased this facility, but remained obligated under a non-cancellable operating lease through November 2010. In accordance with ASC Topic 420, the Company recorded a net charge and related liability of approximately $134,000 in 2007, which approximated the estimated fair value of the net remaining lease payments.  At the conclusion of the master lease and sublease terms, the Company determined that its original estimates regarding the net remaining lease payments exceeded its actual liability by approximately $33,000.  Accordingly, the excess accrual was reversed, and the liability for facility relocation was reduced to zero at January 1, 2011.

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

Comprehensive Loss

The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net loss	$(1,511)	$(3,974)	$(4,333)	$(6,939)
Other comprehensive loss:
Unrealized loss transferred from other comprehensive loss to earnings	59	—	59	—
Net unrealized gain (loss) on investments, net of tax	(1)	(12)	7	(47)
Total comprehensive loss	$(1,453)	$(3,986)	$(4,267)	$(6,986)

Accumulated other comprehensive loss reflected on the condensed consolidated balance sheets at July 2, 2011 and January 1, 2011, represents accumulated net unrealized losses on investments.

Computation of Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Numerator: Net loss	$(1,511)	$(3,974)	$(4,333)	$(6,939)
Denominator: Weighted-average common shares outstanding, basic and diluted	24,988	24,780	24,935	22,734
Net loss per share, basic and diluted	$(0.06)	$(0.16)	$(0.17)	$(0.31)

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

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Common share equivalents	1,530	1,798	1,572	2,070

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended			Six Months Ended
	July 2,		July 3,	July 2,		July 3,
	2011		2010	2011		2010
Customer:
Customer A	64%		49%	67%		44%
Customer B	*	%	32%	*	%	32%

*  less than 10% of net sales

The Company’s accounts receivable are concentrated with two customers at July 2, 2011 and January 1, 2011, representing approximately 63% and 10% and 75% and 13%, respectively, of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.  The Company mitigates risk associated with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Six Months Ended
	July 2,	July 3,
	2011	2010

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment not paid for at the end of the period	$(6)	$44
Debt financed acquisition of assets	$169	$—
Change in unrealized (gain) loss from investments in marketable securities	$(66)	$47

Note 4—Fair Value Measurements

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s assets (in thousands):

		Fair Value Measurements at July 2, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	July 2,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$7,083	$7,083	$—	$—
Auction and variable floating rate notes	456	—	—	456
Total	$7,539	$7,083	$—	$456

		Fair Value Measurements at January 1, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	January 1,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$12,654	$12,654	$—	$—
Corporate notes and bonds	824	—	824	—
Auction and variable floating rate notes	890	—	—	890
Total	$14,368	$12,654	$824	$890

The following tables summarize the Company’s assets measured at fair value on a recurring basis as presented in the Company’s condensed consolidated balance sheets at July 2, 2011 and January 1, 2011:

		Fair Value Measurements at July 2, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	July 2,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$7,083	$7,083	$—	$—
Long-term marketable securities	456	—	—	456
Total assets measured at fair value	$7,539	$7,083	$—	$456

		Fair Value Measurements at January 1, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	January 1,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$12,654	$12,654	$—	$—
Short-term marketable securities	824	—	824	—
Long-term marketable securities	890	—	—	890
Total assets measured at fair value	$14,368	$12,654	$824	$890

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

	Six Months Ended
	July 2,	July 3,
	2011	2010

Beginning balance	$890	$941
Proceeds from sales of available-for-sale marketable securities	(441)	—
Realized loss included in other income (expense), net	(59)	—
Unrealized loss transferred from other comprehensive loss to earnings	59	—
Unrealized (loss) gain included in other comprehensive loss	7	(39)
Ending balance	$456	$902

Note 5—Investments in Marketable Securities

Investments in marketable securities consist of the following (in thousands):

	July 2, 2011
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value

Auction and variable floating rate notes	$500	$(44)	$456

	January 1, 2011
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value

Corporate notes and bonds	$824	$—	$824
Auction and variable floating rate notes	1,001	(111)	890
	$1,825	$(111)	$1,714

Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method.  Net realized gains and losses recorded were not significant in any of the periods reported upon.

The following table provides the breakdown of investments in marketable securities with unrealized losses (in thousands):

July 2, 2011
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Auction and variable floating rate notes	$—	$—	$456	$(44)

January 1, 2011
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Auction and variable floating rate notes	$—	$—	$890	$(111)

As of July 2, 2011, the Company held one investment that was in an unrealized loss position.  As of January 1, 2011, the Company held two investments that were in an unrealized loss position.

Auction Rate Securities

Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of July 2, 2011, the Company held one investment in a Baa1 rated auction rate debt securities of a municipality with a total purchase cost of $0.5 million. An additional A3 rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education with a total purchase cost of $0.5 was owned at January 1, 2011, and disposed of in June 2011 for a realized loss of $59,000.

The Company does not believe that the current illiquidity of its remaining investment in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when full liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying security may be called by the issuer. Given these and other uncertainties, the Company’s investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheets. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $44,000 and $111,000 at July 2, 2011 and January 1, 2011, respectively, are temporary because (i) the Company believes that the liquidity limitations that have occurred are due to general market conditions, (ii) the remaining auction rate security continues to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold this investment until a recovery in the market occurs.

Other Investments in Marketable Securities

The Company maintains an investment portfolio of various holdings, types and maturities. The Company invests in instruments that meet high quality credit standards, as specified in its investment policy guidelines. These guidelines generally limit the amount of credit exposure to any one issue, issuer or type of instrument.  Excluding its auction rate securities, there were no unrealized gains or losses at July 2, 2011 or January 1, 2011.

The following table presents the amortized cost and fair value of the Company’s investments in marketable securities classified as available-for-sale at July 2, 2011 by contractual maturity (in thousands):

	July 2, 2011
	Amortized	Fair
	Cost	Value

Maturity
Greater than two years*	$500	$456

*               Comprised of auction rate securities which generally have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

Note 6—Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank, which was amended on March 24, 2010, June 30, 2010, September 30, 2010, May 11, 2011 and August 10, 2011 (the “Credit Agreement”).  Currently, the Credit Agreement provides that the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million.  The Company has the option to increase credit availability to $15.0 million at any time through the maturity date of September 30, 2013, subject to the conditions of the Credit Agreement.

The Credit Agreement contains an overall sublimit of $10.0 million to collateralize the Company’s contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the Credit Agreement.  At July 2, 2011, letters of credit in the amount of $2.8 million were outstanding.  The letters of credit expire on various dates through October 31, 2011.

Interest on the line of credit provided by the Credit Agreement is payable monthly at either (i) prime plus 1.25%, as long as the Company maintains $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%.   Additionally, the Credit Agreement requires payments for an unused line, as well as anniversary and early termination fees, as applicable.

The following table presents details of interest expense related to borrowings on revolving credit lines, along with certain other applicable information (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Interest expense	$—	$13	$2	$24

	July 2,	January 1,
	2011	2011
Availability under the revolving line of credit	$7,200	$5,100
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	(2,800)	(2,900)
Unutilized borrowing availability under the revolving line of credit	$4,400	$2,200

In connection with the September 30, 2010 amendment to the Credit Agreement, Silicon Valley Bank extended a $1.5 million term loan, which bears interest at a rate of prime plus 1.75% (“Term Loan I”).  The Company is required to make monthly principal payments of $41,666 of over the 36 month term of the loan, or $0.5 million annually.  Term Loan I matures in September 2013.  In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan (“Term Loan II”), and extended the term of the existing credit facility through September 2013.  The Term Loan II bears interest at a rate of prime plus 2.5%, and is payable in equal installments of $125,000 over the 24 month term of the loan, or $1.5 million annually.  Term Loan II matures in May 2013.

The term loans are classified in long-term debt in the accompanying condensed consolidated balance sheets.

Obligations under the Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets.

The Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends.  As of July 2, 2011, the Company was in compliance with its financial covenants.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 2,	January 1,
	2011	2011

Term Loan I	$1,083	$1,375
Term Loan II, net of unamortized issuance cost of $57	2,693	—
Obligations under capital leases	257	362
Note payable to others	49	—
	4,082	1,737
Less current portion	(1,971)	(674)
	$2,111	$1,063

Notes payable to others represents short-term financing of annual insurance premiums.

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Interest expense	$54	$2	$82	$5

Note 8—Income Taxes

The following table sets forth the Company’s benefit of income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Provision (benefit) for income taxes	$1	$2	$1	$(725)
Effective tax rate	(0.1)%	(0.1)%	(0.0)%	9.5%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of July 2, 2011 and January 1, 2011.  Accordingly, no benefit has been recognized for net deferred tax assets, including net operating losses that cannot be realized currently via carryback to periods of taxable income.

During the six months ended July 3, 2010, the Company carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and received a federal income tax refund of approximately $0.7 million.

The Company had unrecognized tax benefits at July 2, 2011 and January 1, 2011 of approximately $0.1 million that, if recognized, would affect the Company’s annual effective tax rate.

Note 9—Commitments and Contingencies

Patent Claims

In May 2008, the Company initiated discussions with Google, Inc. (“Google”) regarding the Company’s claim that Google has infringed on a U.S. patent owned by the Company, U.S. Patent No. 7,289,386 (“the ’386 patent”), which relates generally to rank multiplication in memory modules. On August 29, 2008, Google filed a declaratory judgment lawsuit against the Company in the U.S. District Court for the Northern District of California, seeking a declaration that Google did not infringe the ’386 patent and that the ’386 patent is invalid. Google is not seeking any monetary damages. On November 18, 2008, the Company filed a counterclaim for infringement of the ’386 patent by Google. Claim construction proceedings were held on November 14, 2009, and the Company prevailed on every disputed claim construction issue. On June 1, 2010, the Company filed a motion for summary judgment of patent infringement and a motion for summary judgment to dismiss Google’s affirmative defenses based on Netlist’s activities in the JEDEC standard-setting organization. The hearings for these motions have been postponed indefinitely by the Court. On September 1, 2010, the United States Patent and Trademark Office (“USPTO”) granted Google’s request for reexamination of the ’386 patent. On September 14, 2010, the Court granted Google’s request to stay the litigation pending the conclusion of the reexamination by the USPTO. On October 20, 2010, Smart Modular, Inc. (“SMOD”) filed a request for reexamination of the ’386 patent with the USPTO. In January 2011, the USPTO granted SMOD’s request for reexamination. The two reexaminations requested by Google and SMOD were merged by the USPTO into a single proceeding on March 3, 2011 and a Non-Final Action was issued by the USPTO on April 6, 2011.  The Company filed its response to the Non-Final Action on July 6, 2011 and intends to vigorously pursue its infringement claims against Google and to continue to vigorously defend its patent rights in the USPTO.

On September 22, 2009, the Company filed a patent infringement lawsuit against Inphi Corporation (“Inphi”) in the U.S. District Court for the Central District of California. The suit alleges that Inphi is contributorily infringing and actively inducing the infringement of a U.S. patent owned by the Company, U.S. Patent No. 7,532,537 (“the ’537 patent”), which relates generally to memory modules with load isolation and memory domain translation capabilities. The Company is seeking damages and injunctive relief based on Inphi’s use of its patented technology.  On December 22, 2009, the Company filed an Amended Complaint against Inphi asserting claims of patent infringement based on two additional patents, U.S. Patent No. 7,619,912 (“the ’912 patent”), which is related to the ’386 patent and relates generally to rank multiplication, and U.S. Patent No. 7,636,274 (“the ’274 patent”), which is related to the ’537 patent and relates generally to load isolation and memory domain translation technologies. Inphi has denied infringement and has asserted that the patents-in-suit are invalid.  On April 19, 2010, Inphi filed requests for reexamination of the three patents-in-suit, and on April 21, 2010, Inphi filed a paper with the USPTO intended to provoke an interference proceeding on the three patents-in-suit.  Inphi then filed a motion to stay the lawsuit, which was granted on May 18, 2010. On September 1, 2010, in the reexamination of the ’912 patent, the USPTO confirmed the patentability of all fifty-one claims of the ’912 patent.

On December 4, 2009, the Company filed a patent infringement lawsuit against Google in the U.S. District Court for the Northern District of California, seeking damages and injunctive relief based on Google’s infringement of the ’912 patent. On February 11, 2010, Google answered the Company’s complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on Netlist’s activities in the JEDEC standard-setting organization. The counterclaim seeks unspecified compensatory damages. On October 20 and October 21, 2010, respectively, SMOD and Google each filed requests for reexamination of the ’912 patent, which were each granted in January 2011. On January 26, 2011, the Court granted the parties’ joint request to stay the patent infringement lawsuit against Google until the completion of the reexamination proceedings.  On February 28, 2011, the USPTO merged the latter two reexaminations and the Inphi reexamination into a single proceeding.  A Non-Final Action in the merged reexamination proceeding dated April 4, 2011 stated that the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ’912 patent.  The Company filed its response to the Non-Final Action on July 5, 2011 and intends to vigorously pursue its infringement claims against Inphi and to continue to vigorously defend its patent rights in the USPTO.

With regard to the ’537 patent, Inphi’s request for reexamination was granted and a Non-Final Action was issued on September 8, 2010 by the USPTO.  The Company filed its response on October 8, 2010, Inphi filed its comments on November 9, 2010, and the USPTO issued an Action Closing Prosecution (“ACP”) on June 21, 2011.  The Company is preparing its response to the ACP and intends to vigorously pursue its infringement claims against Inphi and to continue to vigorously defend its patent rights in the USPTO.

With regard to the ’274 patent, Inphi’s request for reexamination was granted on August 27, 2010.  To date, there have not been further developments in the USPTO regarding this reexamination.

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

On March 24, 2010, Ring Technologies Enterprises filed a patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas against Dell and its suppliers.  The suit alleged that the Company and forty-two (42) other defendants infringed on its U.S. Patent No. 6,879,526.  On July 18, 2011 the Court dismissed all claims in this action against the Company, without prejudice, with each party to bear its own costs, expenses and attorney’s fees.  The case against the Company is now closed.

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

Commitment to Purchase Component Inventory

In September, 2010, the Company entered into a $2.5 million commitment to purchase ASIC devices for use in certain of its high-performance memory modules that are in the evaluation process with OEM and end-user customers, providing a $1.1 million letter of credit to secure payment for the purchase commitment.  At January 1, 2011, the Company had made a prepayment of $0.7 million as additional security for the commitment.  The prepayment is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.  As of July 2, 2011, the Company had received all ASIC devices under the purchase commitment, with the prepayment applied to the purchase obligation.  The letter of credit issued to the vendor expired in April 2011.

Note 10—Stockholders’ Equity

Common Stock

During the six months ended July 2, 2011, the Company cancelled 19,730 shares of common stock valued at approximately $47,000 in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Subject to certain adjustments, as of July 2, 2011, the Company was authorized to issue a maximum of 4,205,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions.  At July 2, 2011, the Company had 113,429 shares available for grant under the 2006 Plan.  At July 2, 2011, an additional 180,000 shares were reserved for issuance upon exercise of inducement grants.  Options granted under the 2000 Plan, the 2006 Plan and outside the equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.  Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the six months ended July 2, 2011 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 1, 2011	4,634	$2.57
Options granted	1,388	2.23
Options exercised	(90)	0.45
Options cancelled	(118)	3.96
Options outstanding at July 2, 2011	5,814	$2.51

The intrinsic value of options exercised in the six months ended July 2, 2011 was $0.2 million.

A summary of the Company’s restricted stock awards as of and for the six months ended July 2, 2011 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at January 1, 2011	426	$3.46
Restricted stock forfeited	(10)	3.26
Restricted stock vested	(60)	3.46
Balance outstanding at July 2, 2011	356	$3.47

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Six Months Ended
	July 2,	July 3,
	2011	2010
Expected term (in years)	6.0	5.5
Expected volatility	136%	146%
Risk-free interest rate	2.20%	2.43%
Expected dividends	—	—
Weighted-average grant date fair value per share	$2.28	$3.30

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The weighted-average fair value per share of the restricted stock granted in the six months ended July 3, 2010 was $3.48, calculated based on the fair market value of the Company’s common stock on the respective grant dates.  There was no restricted stock granted in the six month period ended July 2, 2011.

At July 2, 2011, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2011 through fiscal 2014 related to unvested common stock options and restricted stock awards is approximately $4.3 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.1 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At July 2, 2011 and January 1, 2011, approximately $1.9 million and $2.3 million, respectively, of the Company’s net long-lived assets were located in the PRC.

Note 12—Subsequent Event

On August 10, 2011, the Company and Silicon Valley Bank amended the Credit Agreement to reset the financial covenants with respect to the Company’s liquidity and tangible net worth.

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

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to continuing development, qualification and volume production of EXPRESSvault™, NVvault™ and HyperCloud™; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation over infringement of our intellectual property  and the possibility of our patents being reexamined by the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC.  Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

In February 2010, we announced general availability of NVvaultTM battery-free, a non-volatile cache memory subsystem targeting RAID storage applications.  NVvaultTM battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. Unlike our traditional battery-powered fault tolerant cache product which relied solely on batteries to power the cache, NVvaultTM battery-free utilizes a combination of DRAM for high throughput performance and flash for extended data retention.  The introduction of NVvaultTM battery-free, as well as the launch of the current version of the battery-powered module in connection with Dell introduction of the PERC 7 line of servers in December 2009, has resulted in RAID controller subsystem revenues of $17.2 million, or 61% of total revenues for the six months ended July 2, 2011, including $10.4 million of NVvault™.  This compares favorably with $7.0 million in RAID controller subsystem revenues, or 41% of total revenues for the six months ended July 3, 2010.  Although revenues in 2011 and 2010 have been primarily for shipments to Dell, in the fourth quarter of 2010 we qualified NVvault TM battery-free with other OEMs, and continue to pursue further qualifications.  We are also pursuing end-user opportunities with the introduction of EXPRESSvault™ in March 2011.

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

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. One customer represented approximately 67% of our net sales for the six months ended July 2, 2011.  Two customers represented approximately 44% and 32%, respectively, of our net sales for the six months ended July 3, 2010.

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

Income Taxes.  Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the condensed consolidated financial statements, calculated at enacted tax rates for expected periods of realization. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Because we have operated at a loss for an extended period of time, we did not recognize deferred tax assets related to losses incurred in 2011.  Benefits recognized in 2010 were limited to those made available as a one-time carry-back through economic recovery legislation.  In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record an income tax benefit or a reduction to income tax expense in the period of such realization.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net sales	100%	100%	100%	100%
Cost of sales	69	80	69	79
Gross profit	31	20	31	21
Operating expenses:
Research and development	23	34	27	36
Selling, general and administrative	16	28	20	30
Total operating expenses	40	62	46	66
Operating loss	(9)	(43)	(15)	(45)
Other (expense) income:
Interest (expense) income, net	—	—	—	—
Other (expense) income, net	—	—	—	1
Total other (expense) income, net	—	—	—	1
Loss before provision (benefit) for income taxes	(9)	(43)	(16)	(44)
Provision (benefit) for income taxes	—	—	—	(4)
Net loss	(9)%	(43)%	(15)%	(40)%

Three and Six Months Ended July 2, 2011 Compared to Three and Six Months Ended July 3, 2010

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three and six months ended July 2, 2011 and July 3, 2010 (in thousands, except percentages):

	Three Months Ended
	July 2,	July 3,		%
	2011	2010	Change	Change

Net sales	$16,001	$9,304	$6,697	72%
Cost of sales	11,064	7,486	3,578	48%
Gross profit	$4,937	$1,818	$3,119	172%
Gross margin	31%	20%	11%

	Six Months Ended
	July 2,	July 3,		%
	2011	2010	Change	Change

Net sales	$28,001	$17,194	$10,807	63%
Cost of sales	19,260	13,558	5,702	42%
Gross profit	$8,741	$3,636	$5,105	140%
Gross margin	31%	21%	10%

Net Sales.  The increase in net sales for the three months ended July 2, 2011 as compared with the three months ended July 3, 2010 resulted primarily from increases of approximately (i) $5.5 million in sales of NVvault™ non-volatile cache systems used in RAID controller subsystems, including $4.3 million from NVvault™ battery-free, the flash-based cache system that became generally available in 2010, and (ii) $1.0 million in sales of flash memory products, resulting from existing and new customer qualifications.

The increase in net sales for the six months ended July 2, 2011 as compared with the six months ended July 3, 2010 resulted from increases of approximately (i) $10.2 million in sales of NVvault™ non-volatile cache systems used in RAID controller subsystems, including $7.8 million from NVvault™ battery-free, the flash-based cache system, and (ii) $1.3 million in sales of flash memory products, offset by a decrease of $1.7 million in sales of memory modules used in industrial applications as one customer slowed production as a result of its product nearing the end of its life cycle.

Gross Profit and Gross Margin.  The overall improvements in gross profit are due to increased sales and manufacturing volume, as well as a shift in sales toward higher margin products.  Gross profit for the three months ended July 2, 2011 as compared to the three months ended July 3, 2010 increased due to the 72% increase in net sales between the two periods, resulting in variable cost profits earned on each unit sold, as well as an improved ability to absorb fixed manufacturing costs.  These volume-based improvements were augmented by decreased DRAM prices, which positively affected margins in some product categories.  Gross profits for the six months ended July 2, 2011 as compared to the six months ended July 3, 2010 were impacted by the same trends, including a 63% increase in net sales between the two periods.

Research and Development.

The following table presents research and development expenses for the three and six months ended July 2, 2011 and July 3, 2010 (in thousands, except percentages):

	Three Months Ended
	July 2,	July 3,		%
	2011	2010	Change	Change

Research and development	$3,755	$3,190	$565	18%

	Six Months Ended
	July 2,	July 3,		%
	2011	2010	Change	Change

Research and development	$7,439	$6,198	$1,241	20%

The increase in research and development expense in the three months ended July 2, 2011 as compared to the three months ended July 3, 2010 resulted primarily from increases of (i) $0.6 million in engineering expenses as a result of an increase in both internal engineering headcount and outside contractors engaged in new product development activities, (ii) $0.2 million in material expenses related to product builds and testing, primarily related to our HyperCloud™ and NVvault products , partially offset by a decrease of $0.2 million in legal and professional fees due to deferral of certain patent protection court cases while the Company responds to reexamination requests at the USPTO.

The increase in research and development expense in the six months ended July 2, 2011 as compared to the six months ended July 3, 2010 resulted primarily from increases of (i) $1.2 million in internal engineering and headcount and (ii) $0.4 million in material expenses related to product builds and testing, partially offset by a decrease of $0.4 million in legal and professional fees, all impacted by the same trends noted in the comparison for the second quarter.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three and six months ended July 2, 2011 and July 3, 2010 (in thousands, except percentages):

	Three Months Ended
	July 2,	July 3,		%
	2011	2010	Change	Change

Selling, general and administrative	$2,583	$2,607	$(24)	(1)%

	Six Months Ended
	July 2,	July 3,		%
	2011	2010	Change	Change

Selling, general and administrative	$5,500	$5,177	$323	6%

Selling, general and administrative expense was flattish for the three months ended July 2, 2011 as compared to the three months ended July 3, 2010, as we improve operating efficiency through leveraging our selling and administrative expenditures.

The increase in selling, general and administrative expense in the six months ended July 2, 2011 as compared to the six months ended July 3, 2010 resulted primarily from increases of $0.5 million in product sample cost as a result of activities related to the OEM qualification process for HyperCloud™ and NVvault™ NV, offset by a decrease of $0.2 million in personnel-related expenses, primarily due to lower facilities cost.

Other (Expense) Income.

The following table presents other (expense) income for the three and six months ended July 2, 2011 and July 3, 2010 (in thousands, except percentages):

	Three Months Ended
	July 2,	July 3,		%
	2011	2010	Change	Change

Interest (expense) income, net	$(50)	$3	$(53)	(1,767)%
Other (expense) income, net	(59)	4	(63)	(1,575)%
Total other (expense) income, net	$(109)	$7	$(116)	(1,657)%

	Six Months Ended
	July 2,	July 3,		%
	2011	2010	Change	Change

Interest (expense) income, net	$(75)	$4	$(79)	(1,975)%
Other (expense) income, net	(59)	71	(130)	(183)%
Total other (expense) income, net	$(134)	$75	$(209)	(279)%

Net interest (expense) income for the three and six months ended July 2, 2011 and July 3, 2010 was comprised of nominal interest income, offset by nominal interest expense.  The increase in interest expense for the three months ended July 2, 2011 compared with the three months ended July 3, 2010 was the result of our term loans, which were originated in September, 2010 and May 2011.

Other expense, net, for the three and six months ended July 2, 2011 was primarily comprised of a realized loss of $59,000 from the sale of an auction rate security that was purchased in 2008.  Illiquidity in the market for auction rate securities had resulted in unrealized losses on two securities that we owned.  The unrealized loss was recorded as a component of other comprehensive loss through the date of disposal.  We were able to liquidate one of the securities at approximately its book value as a result of a tender request from the issuer.  We continue to own one auction rate security which has been marked to its fair value through other comprehensive loss.  Other income, net, for the six months ended July 3, 2010 was primarily comprised of cash proceeds from the early termination of a sublease of our headquarters facility.

Benefit of Income Taxes.

The following table presents the benefit of income taxes for the three and six months ended July 2, 2011 and July 3, 2010 (in thousands, except percentages):

	Three Months Ended
	July 2,	July 3,		%
	2011	2010	Change	Change

Provision (benefit) for income taxes	$1	$2	$(1)	(50)%

	Six Months Ended
	July 2,	July 3,		%
	2011	2010	Change	Change

Provision (benefit) for income taxes	$1	$(725)	$726	(100)%

We did not record a benefit of income taxes for the three months ended July 2, 2011 and July 3, 2010 and the six months ended July 2, 2011, as operating losses generated were fully reserved.  During the six months ended July 3, 2010, we carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and recorded a tax benefit and income tax receivable of approximately $0.7 million, which was received in April 2010.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, debt, and cash generated from operations. We have also funded our operations with a revolving line of credit under our bank credit facility, from capitalized lease obligations and from the sale and leaseback of our domestic manufacturing facility.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	July 2,	January 1,
	2011	2011
Working Capital	$16,702	$17,691

Cash and cash equivalents(1)	$11,690	$14,210
Short-term marketable securities(1)	—	824
Long-term marketable securities	456	890
	$12,146	$15,924

(1) Included in working capital

Our working capital decreased in the six months ended July 2, 2011 primarily as a result of our net loss.  Additionally, we experienced increases in certain operating liabilities, offset by increases in certain operating assets resulting from our increase in sales and inventory acquired in satisfaction of our ASIC device purchase commitment.

Cash Provided by and Used in the Six Months Ended July 2, 2011 and July 3, 2010

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	July 2,	July 3,
	2011	2010

Net cash provided by (used in):
Operating activities	$(5,703)	$(7,530)
Investing activities	1,022	(1,662)
Financing activities	2,161	16,243
Net increase (decrease) in cash and cash equivalents	$(2,520)	$7,051

Operating Activities. Net cash used in operating activities for the six months ended July 2, 2011 was primarily a result of (i) net loss of approximately $4.3 million and (ii) cash used by changes in operating assets and liabilities of approximately $3.4 million, partially offset by approximately $2.0 million in net non-cash operating expenses, primarily consisting of depreciation and amortization and stock-based compensation expense.  Net cash used in operating activities for the six months ended July 3, 2010 was primarily a result of (i) net loss of approximately $6.9 million and (ii) cash used by changes in operating assets and liabilities of approximately $2.5 million, partially offset by approximately $1.9 million in net non-cash operating expenses, primarily comprising depreciation and amortization and stock-based compensation.

Accounts receivable increased approximately $2.9 million during the six months ended July 2, 2011 primarily as a result of the increase in our net sales during the period compared with the six months ended January 1, 2011. During the same period, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.  Inventories increased approximately $6.9 million during the six months ended July 2, 2011 as we continued the qualification process and prepared for production of our HyperCloud™ products.  Specifically, we received $2.5 million under a purchase commitment for ASIC devices.  Additionally, we purchased inventory to secure supply in the wake of the earthquake in Japan, to secure volume discounts and to support production during customer re-qualifications necessary as a result of vendor component product transition.  During the six months ended July 2, 2011, we were able to partially fund the growth in our accounts receivable and inventory through an increase in accounts payable of $5.2 million, primarily from component vendors.

Investing Activities. Net cash provided by investing activities for the six months ended July 2, 2011 was primarily the result of the sale of $1.3 million in marketable securities, partially offset by the acquisition of $0.2 million in property and equipment.  Net cash used in investing activities for the six months ended July 3, 2010 was primarily the result of purchases of $2.4 million of investments in marketable securities, offset by sales of $1.1 million.  Additionally, we acquired $0.4 million in property and equipment.

Financing Activities. Net cash provided by financing activities for the six months ended July 2, 2011 was a result of net proceeds of $2.9 million from a new bank term loan, offset by repayment of bank debt, capital leases and other notes payable of $0.8 million.  Net cash provided by financing activities for the six months ended July 3, 2010 was a result of the net proceeds of $16.2 million from the sale of 4,594,250 shares of our common stock in a registered public offering.

Capital Resources

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was amended on March 24, 2010, June 30, 2010, September 30, 2010, May 11, 2011 and August 10, 2011.  Currently, the credit agreement provides for a line of credit pursuant to which we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million.  We have the option to increase credit availability to $15.0 million at any time through the maturity date of September 30, 2013, subject to the conditions of the credit agreement.

The credit agreement contains an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement.  At July 2, 2011, letters of credit in the amount of $2.8 million were outstanding.  The letters of credit expire on various dates through October 31, 2011.

Interest on the line of credit is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%.  Additionally, the credit agreement requires payments for an unused line, as well as anniversary and early termination fees, as applicable.

The following table presents details of outstanding borrowings and availability under our line of credit (in thousands):

	July 2,	January 1,
	2011	2011
Availability under the revolving line of credit	$7,200	$5,100
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	(2,800)	(2,900)
Unutilized borrowing availability under the revolving line of credit	$4,400	$2,200

Outstanding borrowings under the Silicon Valley Bank line of credit did not exceed $1.0 million at any time during the six months ended July 2, 2011 or the year ended January 1, 2011.

In addition, in connection with the September 30, 2010 amendment, Silicon Valley Bank extended a $1.5 million term loan under the credit agreement, which bears interest at a rate of prime plus 1.75%.  We are required to make equal monthly principal payments over the 36 month term, which total $0.5 million annually.  In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan, and extended the term of the existing credit facility through September 2013, which eliminated the potential balloon payment on the first term loan.  The second term loan bears interest at a rate of prime plus 2.5%, and is payable in equal installments over the 24 month term of the loan, totaling $1.5 million annually.  As of July 2, 2011, $3.8 million was outstanding under the term loans.

All obligations under the credit agreement are secured by a first priority lien on our tangible and intangible assets.  The only restriction on the use of funds under the revolving line of credit is that we must be in compliance with the covenants of the credit agreement.  The credit agreement includes affirmative and negative covenants, including financial covenants with respect to our liquidity and tangible net worth.  As of July 2, 2011, we were in compliance with all financial covenants and expect to maintain compliance for the foreseeable future.  However, we have in the past been in violation of one or more covenants of other credit agreements, and we could violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances and we could lose vendor credit should the letters of credit issued under the credit agreement become unavailable. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, Fair Value Measurement (“ASU 11-4”).  ASU 11-4 amends existing guidance to achieve convergence in measurement and disclosure between U.S. Generally Accepted Accounting Standards (“GAAP”) and International Financial Reporting Standards (“IFRS”).  ASU 11-4 is effective for fiscal year 2012.  We are currently evaluating the impact that ASU 11-4 will have on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (“ASU 11-5”).  ASU 11-5 amends existing guidance to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS.  ASU 11-5 is effective for fiscal year 2012.  We are currently evaluating the impact that ASU 11-4 will have on our consolidated financial statements.

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

Item 4.                         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended July 2, 2011.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended July 2, 2011, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these quarterly and annual fluctuations include the following factors, as well as other factors described elsewhere in this Report:

•                  general economic conditions, including the possibility of a prolonged period of limited economic growth in the U.S. and Europe; disruptions to the credit and financial markets in the U.S., Europe and elsewhere; adverse effects of the ongoing sovereign debt crisis in Europe; the impact of a failure of the U.S. to maintain its debt levels within authorized limits or its credit rating;

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

Our revenues and results of operations are substantially dependent on NVvault™.

For the six months ended July 2, 2011 our NVvault™ non-volatile cache systems used in RAID controller subsystems, including our NVvault™ battery-free, the flash-based cache system, accounted for 61% of total revenues.  We expect a significant portion of our revenues in 2011 to continue to come from sales of NVvault™.  Accordingly, our future operating results will depend on the demand for this product.  We cannot assure you that the market will continue to demand NVvault™ or that we will be successful in marketing any new or enhanced products.  If our competitors produce new products that are superior to NVvault™ in performance or price, demand for our product may decline.  A decline in demand for NVvault™ as a result of competition, technological change, economic conditions, or other factors would reduce sales of NVvault™.  Any significant reduction in sales of NVvault™ would significantly reduce our revenues and negatively affect our results of operations.

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

We have experienced a longer qualification cycle than anticipated with our HyperCloud™ memory subsystems, and as of July 2, 2011 we have not generated significant HyperCloud product revenues.  Further delays or any failure in placing or qualifying this product with our customers would adversely impact our results of operations.

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

In addition, because the qualification process is both product-specific and platform-specific, our existing customers sometimes require us to requalify our products, or to qualify our new products, for use in new platforms or applications. For example, as our OEM customers transition from prior generation DDR2 DRAM architectures to current generation DDR3 DRAM architectures, we must design and qualify new products for use by those customers. In the past, this process of design and qualification has taken up to six months to complete, during which time our net sales to those customers declined significantly. After our products are qualified, it can take several months before the customer begins production and we begin to generate net sales from such customer.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales.  Approximately 67% of our net sales in the six months ended July 2, 2011 were to one of our customers and approximately 44% and 32% of our net sales in the six months ended July 3, 2010 were to two of our customers.  We currently expect that sales to major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

We also may find it necessary to litigate against others, including our competitors, customers and former employees, to enforce our intellectual property, contractual and commercial rights including, in particular, our trade secrets, as well as to challenge the validity and scope of the proprietary rights of others. We could become subject to counterclaims or countersuits against us as a result of this litigation. Moreover, any legal disputes with customers could cause them to cease buying or using our products or delay their purchase of our products and could substantially damage our relationship with them.

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

We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

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

On September 30, 2010 and May 11, 2011, we amended our revolving credit agreement and concurrently obtained term loan financing. Incurring debt could have material consequences, such as:

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

Our investment in an auction rate security is subject to risks which may cause losses and affect the liquidity of this investment.

We hold an investment in an auction rate security that has failed, or may in the future fail, its auction. An auction failure means that the parties wishing to sell their securities could not do so. As a result of failed auctions, our ability to liquidate and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuer of this investment is unable to close future auctions and its credit rating deteriorates, we may in the future be required to record an impairment charge on this investment. We also may be required to wait until market stability is restored for this investment or until the final maturity of the underlying note (up to 30 years) to realize our investment’s cost value.

Risks related to our common stock

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of July 2, 2011, our executive officers, directors and 5% stockholders beneficially own, in total, approximately 31% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

Item 6.                        Exhibits

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of August 10, 2011, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

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

(4)   Furnished herewith.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of August 10, 2011, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

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

(4)          Furnished herewith.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.