Form 10-Q/A
period 2010-10-02
NETLIST INC
filed 2011-08-24
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2010 (the “Form 10-Q”) for the purpose of re-filing Exhibit 10.2 to the Form 10-Q. No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date and has not been updated to reflect events occurring after the original filing date.

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

Date: August 24, 2011		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
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