Form 10-Q
period 2011-10-01
NETLIST INC
filed 2011-11-15
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

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

25,458,622 shares outstanding at November 1, 2011

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 1, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	October 1,	January 1,
	2011	2011

ASSETS
Current assets:
Cash and cash equivalents	$10,102	$14,210
Investments in marketable securities	—	824
Accounts receivable, net	6,792	6,451
Inventories	8,877	4,509
Prepaid expenses and other current assets	1,337	1,396
Total current assets	27,108	27,390

Property and equipment, net	2,950	4,077
Long-term investments in marketable securities	450	890
Other assets	200	337
Total assets	$30,708	$32,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,290	$6,256
Accrued payroll and related liabilities	1,747	1,762
Accrued expenses and other current liabilities	431	369
Accrued engineering charges	736	638
Current portion of long-term debt	2,079	674
Total current liabilities	11,283	9,699
Long-term debt, net of current portion	1,591	1,063
Other liabilities	88	85
Total liabilities	12,962	10,847
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 25,459 (2011) and 25,284 (2010) shares issued and outstanding	25	25
Additional paid-in capital	90,286	89,074
Accumulated deficit	(72,513)	(67,141)
Accumulated other comprehensive loss	(52)	(111)
Total stockholders’ equity	17,746	21,847
Total liabilities and stockholders’ equity	$30,708	$32,694

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net sales	$16,347	$10,565	$44,348	$27,759
Cost of sales(1)	10,819	7,545	30,079	21,103
Gross profit	5,528	3,020	14,269	6,656
Operating expenses:
Research and development(1)	3,983	4,958	11,422	11,156
Selling, general and administrative(1)	2,511	2,986	8,011	8,163
Total operating expenses	6,494	7,944	19,433	19,319
Operating loss	(966)	(4,924)	(5,164)	(12,663)
Other (expense) income:
Interest (expense) income, net	(72)	(3)	(147)	1
Other (expense) income, net	1	—	(58)	71
Total other (expense) income, net	(71)	(3)	(205)	72
Loss before provision (benefit) for income taxes	(1,037)	(4,927)	(5,369)	(12,591)
Provision (benefit) for income taxes	2	12	3	(713)
Net loss	$(1,039)	$(4,939)	$(5,372)	$(11,878)
Net loss per common share:
Basic and diluted	$(0.04)	$(0.20)	$(0.22)	$(0.51)

Weighted-average common shares outstanding:
Basic and diluted	25,029	24,799	24,966	23,422

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$21	$11	$51	$33
Research and development	178	134	466	297
Selling, general and administrative	265	268	706	891

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	October 1,	October 2,
	2011	2010

Cash flows from operating activities:
Net loss	$(5,372)	$(11,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,717	1,691
Stock-based compensation	1,223	1,221
Amortization of deferred gain on sale and leaseback transaction	—	(88)
Realized loss on sale of investments in marketable securities	59	—
Changes in operating assets and liabilities:
Accounts receivable	(341)	(2,678)
Inventories	(4,368)	(1,629)
Prepaid expenses and other current assets	228	(668)
Other assets	137	49
Accounts payable	31	1,907
Accrued payroll and related liabilities	(15)	(448)
Accrued expenses and other current liabilities	65	(39)
Accrued engineering charges	98	(88)
Net cash used in operating activities	(6,538)	(12,648)
Cash flows from investing activities:
Acquisition of property and equipment	(570)	(718)
Purchase of investments in marketable securities	—	(2,395)
Proceeds from maturities and sales of investments in marketable securities	1,264	2,917
Net cash provided by (used in) investing activities	694	(196)
Cash flows from financing activities:
Borrowings on line of credit	500	3,000
Payments on line of credit	(500)	(3,000)
Proceeds of bank term loan, net of issuance costs	2,934	1,500
Payments on debt	(1,187)	(140)
Proceeds from public offering, net	—	16,210
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	(11)	54
Net cash provided by financing activities	1,736	17,624
(Decrease) increase in cash and cash equivalents	(4,108)	4,780
Cash and cash equivalents at beginning of period	14,210	9,942
Cash and cash equivalents at end of period	$10,102	$14,722

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 1, 2011

Note 1—Description of Business

Netlist, Inc. (the “Company” or “Netlist”) designs and manufactures a wide variety of high performance, logic-based memory subsystems for the global datacenter and high-performance computing and communications markets. The Company’s memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”).  Netlist primarily markets and sells its products to leading original equipment manufacturer (“OEM”) customers.  The Company’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements.  The Company leverages a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and and low cost per bit.

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

The condensed consolidated financial statements included herein as of October 1, 2011 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of October 1, 2011, the condensed consolidated results of its operations for the three and nine months ended October 1, 2011 and October 2, 2010, and the condensed consolidated cash flows for the nine months ended October 1, 2011 and October 2, 2010.  The results of operations for the nine months ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain amounts in the 2010 condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs. Revenues also include sales of excess component inventories to distributors and other users of memory integrated circuits (“ICs”).  Such sales amounted to less than $0.1 million for each of the three and nine month periods ended October 1, 2011 and October 2, 2010.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and its historical experience.  Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, and accounts receivable.

The Company invests its cash equivalents primarily in money market mutual funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $0.4 million of Federal Deposit Insurance Corporation insured cash and cash equivalents at October 1, 2011.  Investments in marketable securities are generally in high-credit quality debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions.  The Company has not incurred any credit risk losses related to these investments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of October 1, 2011. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

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

Risks and Uncertainties

The Company has invested and expects to continue to invest a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud™ memory subsystem. This new design and the products it is incorporated into are subject to increased risks as compared to the Company’s existing products.  The Company may be unable to achieve customer or market acceptance of the HyperCloud™ memory subsystem or other new products, or achieve such acceptance in a timely manner.  The Company has experienced a longer qualification cycle than anticipated with its HyperCloud™ memory subsystems, and as of October 1, 2011 the product has not generated significant revenue relative to the Company’s investment in the product.  The Company has entered into collaborative agreements with both Hewlett-Packard Company (“HP”) and International Business Machines (“IBM”) pursuant to which these OEMs have agreed to cooperate with the Company in efforts to qualify HyperCloud™ for use in their respective products.  If qualification is achieved by one or both of these OEMs, the qualifying OEM will engage with the Company in joint marketing and further product development efforts.  The Company and each of the OEMs have committed financial and other resources toward the collaboration.  There can be no assurance that the efforts undertaken pursuant to either of the collaborative agreements will result in any new revenues for the Company.  Further delays or any failure in placing or qualifying this product with HP, IBM or other potential customers would adversely impact the Company’s results of operations.

The Company’s operations in the People’s Republic of China (“PRC”) are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in China, in particular.  Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments.  If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted.  Restricted net assets of the Company’s subsidiary in the PRC totaled $0.6 million and $2.0 million at October 1, 2011 and January 1, 2011, respectively.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	October 1,	January 1,
	2011	2011

Raw materials	$5,817	$2,631
Work in process	857	171
Finished goods	2,203	1,707
	$8,877	$4,509

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Nine Months Ended
	October 1,	October 2,
	2011	2010

Beginning balance	$194	$240
Charged to costs and expenses	281	176
Cost of warranty claims	(300)	(214)
Ending balance	175	202
Less current portion	(87)	(117)
Long-term warranty obligations	$88	$85

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

Facility Relocation Costs

The following table summarizes the activity related to the Company’s accrual for facility relocation costs during the period indicated (in thousands):

	Nine Months Ended
	October 1,	October 2,
	2011	2010

Beginning balance	$—	$84
Reduction in expected costs	—	(28)
Net payments	—	(10)
Ending balance	$—	$46

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

Comprehensive Loss

The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net loss	$(1,039)	$(4,939)	$(5,372)	$(11,878)
Other comprehensive loss:
Unrealized loss transferred from other comprehensive loss to earnings	—	—	59	—
Net unrealized loss on investments, net of tax	(7)	(1)	—	(48)
Total comprehensive loss	$(1,046)	$(4,940)	$(5,313)	$(11,926)

Accumulated other comprehensive loss reflected on the condensed consolidated balance sheets at October 1, 2011 and January 1, 2011, represents accumulated net unrealized losses on investments.

Computation of Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Numerator: Net loss	$(1,039)	$(4,939)	$(5,372)	$(11,878)
Denominator: Weighted-average common shares outstanding, basic and diluted	25,029	24,799	24,966	23,422
Net loss per share, basic and diluted	$(0.04)	$(0.20)	$(0.22)	$(0.51)

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

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Common share equivalents	1,336	1,779	1,485	1,978

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended			Nine Months Ended
	October 1,		October 2,	October 1,		October 2,
	2011		2010	2011		2010
Customer:
Customer A	67%		69%	67%		53%
Customer B	*	%	13%	*	%	25%

*  less than 10% of net sales

The Company’s accounts receivable are concentrated with two customers at October 1, 2011 and January 1, 2011, representing approximately 73% and 12% and 75% and 13%, respectively, of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.  The Company mitigates risk associated with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Nine Months Ended
	October 1,	October 2,
	2011	2010

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment not paid for at the end of the period	$3	$270
Debt financed acquisition of assets	$169	$199
Change in unrealized (gain) loss from investments in marketable securities	$59	$48

Note 4—Fair Value Measurements

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s assets (in thousands):

		Fair Value Measurements at October 1, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	October 1,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$5,524	$5,524	$—	$—
Auction and variable floating rate notes	450	—	—	450
Total	$5,974	$5,524	$—	$450

		Fair Value Measurements at January 1, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	January 1,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$12,654	$12,654	$—	$—
Corporate notes and bonds	824	—	824	—
Auction and variable floating rate notes	890	—	—	890
Total	$14,368	$12,654	$824	$890

The following tables summarize the Company’s assets measured at fair value on a recurring basis as presented in the Company’s condensed consolidated balance sheets at October 1, 2011 and January 1, 2011:

		Fair Value Measurements at October 1, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	October 1,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$5,524	$5,524	$—	$—
Long-term marketable securities	450	—	—	450
Total assets measured at fair value	$5,974	$5,524	$—	$450

		Fair Value Measurements at January 1, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	January 1,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$12,654	$12,654	$—	$—
Short-term marketable securities	824	—	824	—
Long-term marketable securities	890	—	—	890
Total assets measured at fair value	$14,368	$12,654	$824	$890

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

	Nine Months Ended
	October 1,	October 2,
	2011	2010

Beginning balance	$890	$941
Sales of available-for-sale marketable securities	(440)	—
Realized loss included in other income (expense), net	(59)	—
Unrealized loss transferred from other comprehensive loss to earnings	59	—
Unrealized loss included in other comprehensive loss	—	(47)
Ending balance	$450	$894

Note 5—Investments in Marketable Securities

Investments in marketable securities consist of the following (in thousands):

	October 1, 2011
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value

Auction and variable floating rate notes	$502	$(52)	$450

	January 1, 2011
		Net
	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value

Corporate notes and bonds	$824	$—	$824
Auction and variable floating rate notes	1,001	(111)	890
	$1,825	$(111)	$1,714

Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method.  Net realized gains and losses recorded were not significant in any of the periods reported upon.

The following table provides the breakdown of investments in marketable securities with unrealized losses (in thousands):

October 1, 2011
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Auction and variable floating rate notes	$—	$—	$450	$(52)

January 1, 2011
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Auction and variable floating rate notes	$—	$—	$890	$(111)

As of October 1, 2011, the Company held one investment that was in an unrealized loss position.  As of January 1, 2011, the Company held two investments that were in an unrealized loss position.

Auction Rate Securities

Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of October 1, 2011, the Company held one investment in a Baa1 rated auction rate debt securities of a municipality with a total purchase cost of $0.5 million. An additional A3 rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education with a total purchase cost of $0.5 was owned at January 1, 2011, and disposed of in June 2011 for a realized loss of $59,000.

The Company does not believe that the current illiquidity of its remaining investment in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when full liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying security may be called by the issuer. Given these and other uncertainties, the Company’s investments in auction rate securities have been classified as long-term investments in marketable securities in the accompanying unaudited condensed consolidated balance sheets. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $50,000 and $111,000 at October 1, 2011 and January 1, 2011, respectively, are temporary because (i) the Company believes that the liquidity limitations that have occurred are due to general market conditions, (ii) the remaining auction rate security continues to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold this investment until a recovery in the market occurs.

Other Investments in Marketable Securities

The Company maintains an investment portfolio of various holdings, types and maturities. The Company invests in instruments that meet high quality credit standards, as specified in its investment policy guidelines. These guidelines generally limit the amount of credit exposure to any one issue, issuer or type of instrument.  Excluding its auction rate securities, there were no unrealized gains or losses at October 1, 2011 or January 1, 2011.

The following table presents the amortized cost and fair value of the Company’s investments in marketable securities classified as available-for-sale at October 1, 2011 by contractual maturity (in thousands):

	October 1, 2011
	Amortized	Fair
	Cost	Value

Maturity
Greater than two years*	$502	$450

*	Comprised of auction rate securities which generally have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

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

The Credit Agreement contains an overall sublimit of $10.0 million to collateralize the Company’s contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the Credit Agreement.  At October 1, 2011, letters of credit in the amount of $2.8 million were outstanding.  The letters of credit expired in October 2011, and were renewed for $2.0 million through October 31, 2012.

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

The following table presents details of interest expense related to borrowings on revolving credit lines, along with certain other applicable information (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Interest expense	$10	$12	$12	$36

	October 1,	January 1,
	2011	2011
Availability under the revolving line of credit	$4,318	$5,100
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	(2,821)	(2,900)
Unutilized borrowing availability under the revolving line of credit	$1,497	$2,200

In connection with the September 30, 2010 amendment to the Credit Agreement, Silicon Valley Bank extended a $1.5 million term loan, which bears interest at a rate of prime plus 2.00% effective with the August 10, 2011 amendment (“Term Loan I”).  The Company is required to make monthly principal payments of $41,666 of over the 36 month term of the loan, or $0.5 million annually.  Term Loan I matures in September 2013.  In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan (“Term Loan II”), and extended the term of the existing credit facility through September 2013.  The Term Loan II bears interest at a rate of prime plus 2.75%, effective with the August 10, 2011 amendment, and is payable in equal installments of $125,000 over the 24 month term of the loan, or $1.5 million annually.  Term Loan II matures in May 2013.

The term loans are classified in long-term debt in the accompanying condensed consolidated balance sheets.

Obligations under the Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets.

The Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends.  As of October 1, 2011, the Company was in compliance with its financial covenants.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 1,	January 1,
	2011	2011

Term Loan I	$1,000	$1,375
Term Loan II, net of unamortized issuance cost of $47	2,453	—
Obligations under capital leases	217	362
	3,670	1,737
Less current portion	(2,079)	(674)
	$1,591	$1,063

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Interest expense	$62	$5	$144	$11

Note 8—Income Taxes

The following table sets forth the Company’s provision (benefit) of income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Provision (benefit) for income taxes	$2	$12	$3	$(713)
Effective tax rate	—%	(0.2)%	—%	5.7%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of October 1, 2011 and January 1, 2011.  Accordingly, no benefit has been recognized for net deferred tax assets, including net operating losses that cannot be realized currently via carryback to periods of taxable income.

During the nine months ended October 2, 2010, the Company carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and received a federal income tax refund of approximately $0.7 million.

The Company had unrecognized tax benefits at October 1, 2011 and January 1, 2011 of approximately $0.1 million that, if recognized, would affect the Company’s annual effective tax rate.

Note 9—Commitments and Contingencies

Patent Claims

In May 2008, the Company initiated discussions with Google, Inc. (“Google”) regarding the Company’s claim that Google has infringed on a U.S. patent owned by the Company, U.S. Patent No. 7,289,386 (“the ’386 patent”), which relates generally to rank multiplication in memory modules. On August 29, 2008, Google filed a declaratory judgment lawsuit against the Company in the U.S. District Court for the Northern District of California, seeking a declaration that Google did not infringe the ’386 patent and that the ’386 patent is invalid. Google is not seeking any monetary damages. On November 18, 2008, the Company filed a counterclaim for infringement of the ’386 patent by Google. Claim construction proceedings were held on November 14, 2009, and the Company prevailed on every disputed claim construction issue. On June 1, 2010, the Company filed a motion for summary judgment of patent infringement and a motion for summary judgment to dismiss Google’s affirmative defenses based on Netlist’s activities in the JEDEC standard-setting organization. The hearings for these motions have been postponed indefinitely by the Court. On September 1, 2010, the United States Patent and Trademark Office (“USPTO”) granted Google’s request for reexamination of the ’386 patent. On September 14, 2010, the Court granted Google’s request to stay the litigation pending the conclusion of the reexamination by the USPTO. On October 20, 2010, Smart Modular, Inc. (“SMOD”) filed a request for reexamination of the ’386 patent with the USPTO. In January 2011, the USPTO granted SMOD’s request for reexamination. The two reexaminations requested by Google and SMOD were merged by the USPTO into a single proceeding on March 3, 2011 and a Non-Final Action was issued by the USPTO on April 6, 2011.  The Company filed its response to the Non-Final Action on July 6, 2011, and SMOD filed its comments on the Company’s response on October 26, 2011.  The Company intends to vigorously pursue its infringement claims against Google and to continue to vigorously defend its patent rights in the USPTO.

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

On December 4, 2009, the Company filed a patent infringement lawsuit against Google in the U.S. District Court for the Northern District of California, seeking damages and injunctive relief based on Google’s infringement of the ’912 patent. On February 11, 2010, Google answered the Company’s complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on Netlist’s activities in the JEDEC standard-setting organization. The counterclaim seeks unspecified compensatory damages. On October 20 and October 21, 2010, respectively, SMOD and Google each filed requests for reexamination of the ’912 patent, which were each granted in January 2011. On January 26, 2011, the Court granted the parties’ joint request to stay the patent infringement lawsuit against Google until the completion of the reexamination proceedings.  On February 28, 2011, the USPTO merged the latter two reexaminations and the Inphi reexamination into a single proceeding.  A Non-Final Action in the merged reexamination proceeding dated April 4, 2011 stated that the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ’912 patent.  The Company filed its response to the Non-Final Action on July 5, 2011, and Inphi, Google, and SMOD filed their comments on the Company’s response on August 29, 2011.  The USPTO mailed a second Non-Final Action in the merged reexamination proceeding on October 14, 2011, which confirmed the patentability of twenty claims of the ’912 patent.  The Company intends to vigorously pursue its infringement claims against Inphi and Google and to continue to vigorously defend its patent rights in the USPTO.

With regard to the ’537 patent, Inphi’s request for reexamination was granted and a Non-Final Action was issued on September 8, 2010 by the USPTO.  The Company filed its response on October 8, 2010, Inphi filed its comments on November 9, 2010, and the USPTO issued an Action Closing Prosecution (“ACP”) on June 21, 2011.  The Company filed its response to the ACP on August 22, 2011, and Inphi filed its comments on the Company’s response on September 21, 2011.  The Company intends to vigorously pursue its infringement claims against Inphi and to continue to vigorously defend its patent rights in the USPTO.

With regard to the ’274 patent, Inphi’s request for reexamination was granted on August 27, 2010.  A Non-Final Action was issued on September 27, 2011 by the USPTO, and the Company filed its response on October 27, 2011.

On September 14, 2011, SMOD filed a request for reexamination of U.S. Pat. No. 7,864,627, issued to the Company on January 4, 2011, which is related to the ’912 patent.  The USPTO has not yet made a decision regarding whether to grant this request.

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

On March 24, 2010, Ring Technologies Enterprises filed a patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas against Dell, Inc. (“Dell”) and its suppliers.  The suit alleged that the Company and forty-two (42) other defendants infringed on its U.S. Patent No. 6,879,526.  On July 18, 2011 the Court dismissed all claims in this action against the Company, without prejudice, with each party to bear its own costs, expenses and attorney’s fees.  The case against the Company is now closed.

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

Note 10—Stockholders’ Equity

Common Stock

During the nine months ended October 1, 2011, the Company cancelled 37,422 shares of common stock valued at approximately $77,000 in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Subject to certain adjustments, as of October 1, 2011, the Company was authorized to issue a maximum of 4,205,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions.  At October 1, 2011, the Company had 181,840 shares available for grant under the 2006 Plan.  At October 1, 2011, an additional 180,000 shares were reserved for issuance upon exercise of inducement grants.  Options granted under the 2000 Plan, the 2006 Plan and outside the equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.  Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the nine months ended October 1, 2011 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 1, 2011	4,634	$2.57
Options granted	1,396	2.23
Options exercised	(201)	0.33
Options cancelled	(260)	2.95
Options outstanding at October 1, 2011	5,569	$2.54

The intrinsic value of options exercised in the nine months ended October 1, 2011 was $0.4 million.

A summary of the Company’s restricted stock awards as of and for the nine months ended October 1, 2011 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at January 1, 2011	426	$3.46
Restricted stock granted	24	1.51
Restricted stock forfeited	(13)	3.31
Restricted stock vested	(118)	3.47
Balance outstanding at October 1, 2011	319	$3.32

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Nine Months Ended
	October 1,	October 2,
	2011	2010
Expected term (in years)	6.0	5.5
Expected volatility	136%	146%
Risk-free interest rate	2.16%	2.14%
Expected dividends	—	—
Weighted-average grant date fair value per share	$2.03	$3.07

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The weighted-average fair value per share of the restricted stock granted in the nine months ended October 1, 2011 and October 2, 2010 was $1.51 and $3.46 respectively, calculated based on the fair market value of the Company’s common stock on the respective grant dates.

At October 1, 2011, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2011 through fiscal 2014 related to unvested common stock options and restricted stock awards is approximately $3.7 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.0 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At October 1, 2011 and January 1, 2011, approximately $1.8 million and $2.3 million, respectively, of the Company’s net long-lived assets were located in the PRC.

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

In November 2011, we introduced the world’s first 32GB two-virtual rank RDIMM integrating HyperCloud™ with our proprietary Planar-X technology.  The new memory modules enable up to 768GB of DRAM memory in next generation two-processor servers.  Additionally, we announced collaborative agreements with each of Hewlett-Packard Company (“HP”) and International Business Machines (“IBM”), pursuant to which these OEMs have agreed to cooperate with us in efforts to qualify HyperCloud™ memory products for use with their respective products.  If qualification is achieved by one or both of these OEMs, the qualifying OEMs will engage with us in joint marketing and further product development efforts.  We and each of the OEMs have committed financial and other resources toward the collaboration.  However, the efforts undertaken under either of the collaborative agreements may not result in any new revenues for us.

In February 2010, we announced general availability of NVvaultTM battery-free, a non-volatile cache memory subsystem targeting RAID storage applications.  NVvaultTM battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. Unlike our traditional battery-powered fault tolerant cache product which relied solely on batteries to power the cache, NVvaultTM battery-free utilizes a combination of DRAM for high throughput performance and flash for extended data retention.  The introduction of NVvaultTM battery-free, as well as the launch of the current version of the battery-powered module in connection with Dell introduction of the PERC 7 line of servers in December 2009, has resulted in RAID controller subsystem revenues of $27.4 million, or 62% of total revenues for the nine months ended October 1, 2011.  This compares favorably with $13.7 million in RAID controller subsystem revenues, or 49% of total revenues for the nine months ended October 2, 2010.  Although revenues in 2011 and 2010 have been primarily for shipments to Dell, in the fourth quarter of 2010 we qualified NVvault TM battery-free with other OEMs, and we continue to pursue further qualifications.  We are also pursuing other OEM and end-user opportunities with the introduction of EXPRESSvault™ in March 2011 and the introduction of the next generation DDR3 NVvault.

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

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. One customer represented approximately 67% of our net sales for the nine months ended October 1, 2011.  Two customers represented approximately 53% and 25%, respectively, of our net sales for the nine months ended October 2, 2010.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net sales	100%	100%	100%	100%
Cost of sales	66	71	68	76
Gross profit	34	29	32	24
Operating expenses:
Research and development	24	47	26	40

Selling, general and administrative	15	28	18	29

Total operating expenses	40	75	44	70
Operating loss	(6)	(47)	(12)	(46)
Other (expense) income:
Interest (expense) income, net	—	—	—	—
Other (expense) income, net	—	—	—	—

Total other (expense) income, net	—	—	—	—

Loss before provision (benefit) for income taxes	(6)	(47)	(12)	(46)

Provision (benefit) for income taxes	—	—	—	(3)

Net loss	(6)%	(47)%	(12)%	(43)%

Three and Nine Months Ended October 1, 2011 Compared to Three and Nine months Ended October 2, 2010

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three and nine months ended October 1, 2011 and October 2, 2010 (in thousands, except percentages):

	Three Months Ended
	October 1,	October 2,		%
	2011	2010	Change	Change

Net sales	$16,347	$10,565	$5,782	55%
Cost of sales	10,819	7,545	3,274	43%
Gross profit	$5,528	$3,020	$2,508	83%
Gross margin	34%	29%	5%

	Nine Months Ended
	October 1,	October 2,		%
	2011	2010	Change	Change

Net sales	$44,348	$27,759	$16,589	60%
Cost of sales	30,079	21,103	8,976	43%
Gross profit	$14,269	$6,656	$7,613	114%
Gross margin	32%	24%	8%

Net Sales.  The increase in net sales for the three months ended October 1, 2011 as compared with the three months ended October 2, 2010 resulted primarily from increases of approximately (i) $3.6 million in sales of NVvault™ non-volatile cache systems used in RAID controller subsystems, including $3.4 million from NVvault™ battery-free, the flash-based cache system that became generally available in 2010, (ii) $1.0 million in sales of flash memory products, resulting from existing and new customer qualifications, (iii) $0.6 million in sales of HyperCloud™ modules, and (iv) $0.6 million in specialty modules for server applications.

The increase in net sales for the nine months ended October 1, 2011 as compared with the nine months ended October 2, 2010 resulted from increases of approximately (i) $13.7 million in sales of NVvault™ non-volatile cache systems used in RAID controller subsystems, including $11.2 million from NVvault™ battery-free, the flash-based cache system, and (ii) $2.3 million in sales of flash memory products, offset by a decrease of $2.0 million in sales of memory modules used in industrial applications as one customer slowed production as a result of its product nearing the end of its life cycle.

Gross Profit and Gross Margin.  The overall improvements in gross profit are due to increased sales and manufacturing volume, as well as a shift in sales toward higher margin products.  Gross profit for the three months ended October 1, 2011 as compared to the three months ended October 2, 2010 increased due to the 55% increase in net sales between the two periods, resulting in an improved ability to absorb fixed manufacturing costs.  These volume-based improvements were augmented by decreased DRAM prices, which positively affected margins in some product categories.  Gross profits for the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010 were impacted by the same trends, including a 60% increase in net sales between the two periods.

Research and Development.

The following table presents research and development expenses for the three and nine months ended October 1, 2011 and October 2, 2010 (in thousands, except percentages):

	Three Months Ended
	October 1,	October 2,		%
	2011	2010	Change	Change

Research and development	$3,983	$4,958	$(975)	(20)%

	Nine Months Ended
	October 1,	October 2,		%
	2011	2010	Change	Change

Research and development	$11,422	$11,156	$266	2%

The decrease in research and development expense in the three months ended October 1, 2011 as compared to the three months ended October 2, 2010 resulted primarily from decreases of (i) $1.0 million in non-recurring engineering charges for supply partners engaged in new product development activities and (ii) $0.5 million in material expenses related to product builds and testing, primarily related to our HyperCloud™ products, partially offset by an increase of $0.5 million in internal engineering headcount costs, as the Company invested in further development of its HyperCloud™ and NVvault™ product lines.

The increase in research and development expense in the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010 resulted primarily from an increases of $0.9 million in internal engineering and headcount, partially offset by a decrease of $0.6 million in legal and professional fees due to deferral of certain patent protection court cases while the Company responds to reexamination requests at the USPTO.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three and nine months ended October 1, 2011 and October 2, 2010 (in thousands, except percentages):

	Three Months Ended
	October 1,	October 2,		%
	2011	2010	Change	Change

Selling, general and administrative	$2,511	$2,986	$(475)	(16)%

	Nine Months Ended
	October 1,	October 2,		%
	2011	2010	Change	Change

Selling, general and administrative	$8,011	$8,163	$(152)	(2)%

Selling, general and administrative expense decreased by $0.5 million for the three months ended October 1, 2011 as compared to the three months ended October 2, 2010, as we improved operating efficiency.

Selling, general and administrative expense in the nine months ended October 1, 2011 decreased by approximately $0.2 million compared to the nine months ended October 2, 2010.  We incurred increases of approximately $0.3 million in product sample cost as a result of activities related to the OEM qualification process for HyperCloud™, offset by a decrease of $0.5 million in overhead-related expenses, primarily due to lower facilities cost.

Other (Expense) Income.

The following table presents other (expense) income for the three and nine months ended October 1, 2011 and October 2, 2010 (in thousands, except percentages):

	Three Months Ended
	October 1,	October 2,		%
	2011	2010	Change	Change

Interest (expense) income, net	$(72)	$(3)	$(69)	2,300%
Other (expense) income, net	1	—	1	—%
Total other (expense) income, net	$(71)	$(3)	$(68)	2,267%

	Nine Months Ended
	October 1,	October 2,		%
	2011	2010	Change	Change

Interest (expense) income, net	$(147)	$1	$(148)	(14,800)%
Other (expense) income, net	(58)	71	(129)	(182)%
Total other (expense) income, net	$(205)	$72	$(277)	(385)%

Net interest (expense) income for the three and nine months ended October 1, 2011 and October 2, 2010 was comprised of nominal interest income, offset by nominal interest expense.  The increase in interest expense for the three and nine months ended October 1, 2011 compared with the three and nine months ended October 2, 2010 was the result of our term loans, which were originated in September 2010 and May 2011.

Other expense, net, for the nine months ended October 1, 2011 was primarily comprised of a realized loss of $59,000 from the sale of an auction rate security that was purchased in 2008.  Illiquidity in the market for auction rate securities had resulted in unrealized losses on two securities that we owned.  The unrealized loss was recorded as a component of other comprehensive loss through the date of disposal.  We were able to liquidate one of the securities at approximately its book value as a result of a tender request from the issuer.  We continue to own one auction rate security which has been marked to its fair value through other comprehensive loss.  Other income, net, for the nine months ended October 2, 2010 was primarily comprised of cash proceeds from the early termination of a sublease of our headquarters facility.

Provision (Benefit) of Income Taxes.

The following table presents the provision (benefit) of income taxes for the three and nine months ended October 1, 2011 and October 2, 2010 (in thousands, except percentages):

	Three Months Ended
	October 1,	October 2,		%
	2011	2010	Change	Change

Provision (benefit) for income taxes	$2	$12	$(10)	(83)%

	Nine Months Ended
	October 1,	October 2,		%
	2011	2010	Change	Change

Provision (benefit) for income taxes	$3	$(713)	$716	(100)%

We did not record a benefit of income taxes for the three months ended October 1, 2011 and October 2, 2010 and the nine months ended October 1, 2011, as tax benefits resulting from operating losses generated were fully reserved.  During the nine months ended October 2, 2010, we carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and recorded a tax benefit and income tax receivable of approximately $0.7 million, which was received in April 2010.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, debt, and cash generated from operations. We have also funded our operations with a revolving line of credit under our bank credit facility, from capitalized lease obligations and from the sale and leaseback of our domestic manufacturing facility.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	October 1,	January 1,
	2011	2011
Working Capital	$15,825	$17,691

Cash and cash equivalents(1)	$10,102	$14,210
Short-term marketable securities(1)	—	824
Long-term marketable securities	450	890
	$10,552	$15,924

(1) Included in working capital

Our working capital decreased in the nine months ended October 1, 2011 primarily as a result of our net loss.  Additionally, we experienced increases in certain operating assets resulting from our increase in sales and inventory acquired in satisfaction of our ASIC device purchase commitment, described in detail below.  These factors were offset in part with the proceeds of a $3.0 million term loan, a portion of which matures on a long-term basis.

Cash Provided by and Used in the Nine Months Ended October 1, 2011 and October 2, 2010

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	October 1,	October 2,
	2011	2010

Net cash provided by (used in):
Operating activities	$(6,538)	$(12,648)
Investing activities	694	(196)
Financing activities	1,736	17,624
Net increase (decrease) in cash and cash equivalents	$(4,108)	$4,780

Operating Activities. Net cash used in operating activities for the nine months ended October 1, 2011 was primarily a result of (i) net loss of approximately $5.4 million and (ii) cash used by changes in operating assets and liabilities of approximately $4.1 million, partially offset by approximately $3.0 million in net non-cash operating expenses, primarily consisting of depreciation and amortization and stock-based compensation expense.  Net cash used in operating activities for the nine months ended October 2, 2010 was primarily a result of (i) net loss of approximately $11.9 million and (ii) cash used by changes in operating assets and liabilities of approximately $3.6 million, partially offset by approximately $2.8 million in net non-cash operating expenses, primarily comprising depreciation and amortization and stock-based compensation.

Accounts receivable increased approximately $0.3 million during the nine months ended October 1, 2011 primarily as a result of the increase in our net sales during the period compared with 2011, offset by improved working capital management resulting from a more even pace of sales during the third quarter of 2011 compared with other quarters in 2011 and 2010.  We continue to be successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.  Inventories increased approximately $4.4 million during the nine months ended October 1, 2011 as we continued the qualification process and prepared for production of our HyperCloud™ products.  Specifically, we received $2.5 million under a purchase commitment for ASIC devices, and purchased inventory to build samples that we are required to supply as a result of our HyperCloud™ collaboration agreements with HP and IBM.  Additionally, we purchased inventory to support production during customer re-qualifications necessary as a result of vendor component product transition.  During the nine months ended October 2, 2010, we were able to partially fund the growth of $2.7 million in our accounts receivable and $1.6 million in inventories through an increase in accounts payable of $1.9 million, primarily from component vendors.

Investing Activities. Net cash provided by investing activities for the nine months ended October 1, 2011 was primarily the result of the sale of $1.3 million in marketable securities, partially offset by the acquisition of $0.6 million in property and equipment.  Net cash used in investing activities for the nine months ended October 2, 2010 was primarily the result of purchases of $2.4 million of investments in marketable securities, offset by sales of $2.9 million.  Additionally, we acquired $0.7 million in property and equipment.

Financing Activities. Net cash provided by financing activities for the nine months ended October 1, 2011 was a result of net proceeds of $2.9 million from a new bank term loan, offset by repayment of bank debt, capital leases and other notes payable of $1.2 million.  Net cash provided by financing activities for the nine months ended October 2, 2010 was a result of the net proceeds of $16.2 million from the sale of 4,594,250 shares of our common stock in a registered public offering, and proceeds of $1.5 million from a new bank term loan.

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

The credit agreement contains an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit, foreign exchange contracts and cash management services.  Amounts outstanding under the overall sublimit reduce the amount available pursuant to the credit agreement.  At October 1, 2011, letters of credit in the amount of $2.8 million were outstanding.  The letters of credit expired in October 2011, and were renewed for $2.0 million through October 31, 2012.

Interest on the line of credit is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%.  Additionally, the credit agreement requires payments for an unused line, as well as anniversary and early termination fees, as applicable.

The following table presents details of outstanding borrowings and availability under our line of credit (in thousands):

	October 1,	January 1,
	2011	2011
Availability under the revolving line of credit	$4,318	$5,100
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	(2,821)	(2,900)
Unutilized borrowing availability under the revolving line of credit	$1,497	$2,200

Outstanding borrowings under the Silicon Valley Bank line of credit did not exceed $1.0 million at any time during the nine months ended October 1, 2011 or the year ended January 1, 2011.

In addition, in connection with the September 30, 2010 amendment, Silicon Valley Bank extended a $1.5 million term loan under the credit agreement, which bears interest at a rate of prime plus 2.00%.  We are required to make equal monthly principal payments over the 36 month term, which total $0.5 million annually.  In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan, and extended the term of the existing credit facility through September 2013, which eliminated the potential balloon payment on the first term loan.  The second term loan bears interest at a rate of prime plus 2.75%, and is payable in equal installments over the 24 month term of the loan, totaling $1.5 million annually.  As of October 1, 2011, $3.5 million was outstanding under the term loans.

All obligations under the credit agreement are secured by a first priority lien on our tangible and intangible assets.  The only restriction on the use of funds under the revolving line of credit is that we must be in compliance with the covenants of the credit agreement.  The credit agreement includes affirmative and negative covenants, including financial covenants with respect to our liquidity and tangible net worth.  As of October 1, 2011, we were in compliance with all financial covenants and expect to maintain compliance for the foreseeable future.  However, we have in the past been in violation of one or more covenants of other credit agreements, and we could violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances and we could lose vendor credit should the letters of credit issued under the credit agreement become unavailable. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

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

Item 4.                         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended October 1, 2011.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended October 1, 2011, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the nine months ended October 1, 2011 our NVvault™ non-volatile cache systems used in RAID controller subsystems, including our NVvault™ battery-free, the flash-based cache system, accounted for 62% of total revenues.  We expect a significant portion of our revenues for the remainder of 2011 and for 2012 to come from sales of NVvault™.  Accordingly, our future operating results will depend on the demand for this product.  We cannot assure you that the market will continue to demand NVvault™ or that we will be successful in marketing any new or enhanced NVvault™ products that will replace the reduction in NVvault™ sales that can be expected when current versions of Dell products reach the end of their life cycles.  If our competitors produce new products that are superior to NVvault™ in performance or price, demand for our product may decline.  A decline in demand for NVvault™ as a result of competition, technological change, economic conditions, or other factors would reduce sales of NVvault™.  Any significant reduction in sales of NVvault™ would significantly reduce our revenues and negatively affect our results of operations.

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

In an attempt to set our products apart from those of our competitors, we have invested a significant portion of our research and development budget into the design of ASIC devices, including the HyperCloud™ memory subsystem, introduced in November 2009. This design and the products it is incorporated into are subject to increased risks as compared to our other products. For example:

•                  we may be unable to achieve customer or market acceptance of the HyperCloud™ memory subsystem or other new products, or achieve such acceptance in a timely manner;

•                  the HyperCloud™ memory subsystem or other new products may contain currently undiscovered flaws, the correction of which would result in increased costs and time to market;

•                  we are dependent on a limited number of suppliers for both the DRAM ICs and the ASIC devices that are essential to the functionality of the HyperCloud™ memory subsystem, and could experience supply chain disruption as a result of business issues that are specific to our suppliers or the industry as a whole; and

•                  we are required to demonstrate the quality and reliability of the HyperCloud™ memory subsystem or other new products to our customers, and are required to qualify these new products with our customers, both of which have required and will continue to require a significant investment of time and resources prior to the receipt of any revenue from such customers.

We have experienced a longer qualification cycle than anticipated with our HyperCloud™ memory subsystems, and as of October 1, 2011 we have not generated significant HyperCloud™ product revenues relative to our investment in the product.  We have entered into collaborative agreements with both HP and IBM pursuant to which these OEMs have agreed to cooperate with us in efforts to qualify HyperCloud™ for use with their products.  If qualification is achieved by one or both OEMs, such OEM will engage with us in joint marketing and further product development efforts.  The Company and each of the OEMs have committed financial and other resources toward the collaboration.  However, the efforts undertaken pursuant to either of the collaborative agreements may not result in any new revenues for the Company.  Further delays or any failure in placing or qualifying this product with HP, IBM or other potential customers would adversely impact our results of operations.

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

In addition, because the qualification process is both product-specific and platform-specific, our existing customers sometimes require us to requalify our products, or to qualify our new products, for use in new platforms or applications. For example, as our OEM customers transition from prior generation DDR2 DRAM architectures to current generation DDR3 DRAM architectures, we must design and qualify new products for use by those customers. In the past, the process of design and qualification has taken up to six months to complete, during which time our net sales to those customers declined significantly. After our products are qualified, it can take several months before the customer begins production and we begin to generate net sales from such customer.

Likewise, when our memory component vendors discontinue production of components, it may be necessary for us to design and qualify new products for our customers.  Such customers may require of us or we may decide to purchase an estimated quantity of discontinued memory components necessary to ensure a steady supply of existing products until products with new components can be qualified.  Purchases of this nature may affect our liquidity.  Additionally, our estimation of quantities required during the transition may be incorrect, which could adversely impact our results of operations through lost revenue opportunities or charges related to excess and obsolete inventory.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales.  Approximately 67% of our net sales in the nine months ended October 1, 2011 were to one of our customers and approximately 53% and 25% of our net sales in the nine months ended October 2, 2010 were to two of our customers.  We currently expect that sales to major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

We have incurred debt under our credit facility with Silicon Valley Bank, including revolving credit and two term loans. Incurring debt could have material consequences, such as:

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

As of November 8, 2011, approximately 20.9% of our outstanding common stock was held by affiliates, including 20.6% held by Chun Ki Hong, our chief executive officer and chairman of our board of directors. As a result Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong and our other executive officers and directors. For example, our executive officers and directors could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(in thousands except per share amounts)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2011 - July 30, 2011	—	$—	—	—
July 31, 2011 - August 27, 2011	—	$—	—	—
August 28, 2011 - October 1, 2011	17,692	$1.74	—	—
	17,692	$1.74	—	—

(1) Represents shares repurchased for payment of withholding taxes upon vesting of certain restricted stock grants.

Item 6.                         Exhibits

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(5)	Amendment to Loan Documents entered into as of August 10, 2011, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

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

(5)          Incorporated by reference to exhibit 10.1 of the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2011		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(5)	Amendment to Loan Documents entered into as of August 10, 2011, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

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

(5)          Incorporated by reference to exhibit 10.1 of the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.