Form 10-K
period 2011-12-31
NETLIST INC
filed 2012-02-28
CIK 1282631

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates, based on the closing price of the registrant's common stock as reported on The NASDAQ Global Market on July 2, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $41.7 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

          The number of shares outstanding of the registrant's common stock, as of the latest practicable date:

Common Stock, par value $0.001 per share
26,986,446 shares outstanding at February 15, 2012

DOCUMENTS INCORPORATED BY REFERENCE

          Exhibits incorporated by reference are referred to in Part IV.

        Unless the context otherwise requires, references to the "Company," "Netlist," "we," "us" or "our" refer to Netlist, Inc. and its subsidiaries.

        The registered trademarks of Netlist, Inc. and its subsidiaries include: HyperCloud™ and NVvault™. Other trademarks used in this Report are the property of their respective owners.

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations concerning matters that are not historical facts, and are generally identified by words such as "believe", "expect", "anticipate", "estimate", "intend", "strategy", "may", "will likely" and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and our actual results could differ materially and adversely from those expressed in any forward-looking statement. These forward-looking statements are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties that are difficult to predict. Important information regarding factors that could cause actual results to differ materially from such expectations is disclosed in this Report, including, without limitation, information under the caption "Risk Factors". These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of EXPRESSvault™, NVvault™, HyperCloud™ and VLP Planar-X Registered Dual In-line Memory Module ("RDIMM"); the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation over infringement of our property and the possibility of our patents being reexamined by the United States Patent and Trademark Office ("USPTO"); volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers' product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the People's Republic of China ("PRC"). Except as required by law, we do not undertake any obligation to revise or update any forward-looking statements for any reason.

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

Our Products

  HyperCloud™

        In November 2009, we introduced HyperCloud™ DDR3 memory technology. HyperCloud™ utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction technology that increases memory bandwidth. We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing. HyperCloud™ memory has been under evaluation by several of our OEM customers for use in their server products. In February 2012, we achieved memory qualification of HyperCloud™ at certain major OEMs.

        In November 2011, we introduced a 32GB two-virtual rank RDIMM integrating HyperCloud™ with our proprietary Planar-X technology. The new memory module enables up to 768GB of DRAM memory in next generation two-processor servers. Additionally, we announced collaborative agreements with each of Hewlett-Packard Company ("HP") and International Business Machines ("IBM"), pursuant to which these OEMs have agreed to cooperate with us in efforts to qualify HyperCloud™ memory products for use with their respective products. After qualification is achieved by one or both of these OEMs, the qualifying OEMs will engage with us in joint marketing and further product development efforts. We and each of the OEMs have committed financial and other resources toward the collaboration. However, the efforts undertaken under either of the collaborative agreements may not result in any new revenues for us.

  NVvault™

        In February 2010, we announced general availability of NVvault™ battery-free. Like the NVvault™ battery-powered product, NVvault™ battery-free provides non-volatile cache memory subsystem targeting RAID, storage virtualization and other cache-protection and data logging applications. NVvault™ products provide server and storage OEMs a solution for enhanced datacenter fault recovery. Unlike our traditional battery-powered fault tolerant cache product which relied solely on batteries to power the cache, NVvault™ battery-free utilizes a combination of DRAM for high throughput performance and flash for extended data retention. The introduction of NVvault™ battery-free, as well as the launch of the current version of the battery-powered module in connection with Dell's introduction of the PERC 7 line of servers in December 2009, has resulted in NVvault™ revenues of $39.9 million, or 66% of total revenues for 2011. We expect a decline in NVvault™ sales to Dell through 2013 following Intel's launch of its Romley platform in the first quarter of 2012. This reduction in sales could have a significant impact on our revenues and gross profit. In order to leverage our NVvault™ technology into a more diverse customer base, we continue to pursue additional qualifications of NVvault™ with other customers. We also introduced EXPRESSvault™ in March 2011 and we are in the process of qualifying next generation DDR3 NVvault™ with customers. While nearly 100% of 2010 sales were made to Dell, as a result of our diversification efforts, approximately 7% of NVvault™ revenues in 2011 were to other customers.

  Specialty Memory Modules and Flash-Based Products

        The remainder of our revenues arose primarily from sales of specialty memory modules and flash-based products, the majority of which were utilized in data center and industrial applications. When developing modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit. Revenues from specialty modules and flash-based products are subject to fluctuation as a result of the life cycles of the products into which our modules are incorporated. Our ability to continue to produce revenues from specialty memory modules and flash-based products is dependent on our ability to qualify our products on new platforms as current platforms reach the end of their lifecycles, and on the state of the global economy.

Technology

        We have a portfolio of proprietary technologies and design techniques and have assembled an engineering team with expertise in semiconductors, printed circuit boards, memory subsystem and system design. Our technology competencies include:

        IC Design Expertise.    We have designed special algorithms that can be implemented in stand-alone integrated circuits or integrated into other functional blocks in ASICs. We utilize these algorithms in the HyperCloud™ chipset to incorporate rank multiplication and load reduction functionality. We also incorporate these algorithms in our NVvaultTM product line of RDIMMS.

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

        Planar-X Designs.    Our patented Planar-X circuit design provides additional board space for a large number of DRAM components. This enables us to produce higher capacity RDIMM modules, such as our 32GB two-virtual rank HyperCloud™ RDIMM, at a lower cost by allowing us to use standard, currently available 4GB DRAM technology.

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

Customers

        We primarily market and sell our products to leading OEMs in the server, storage and communications markets. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Dell represented approximately 70% of our net sales in 2011, including 93% of our NVvault™ sales. Dell and F5 Networks, Inc. ("F5 Networks") represented approximately 59% and 19%, respectively, of our net sales in 2010. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers ("EMSs"), for incorporation into products manufactured exclusively for the OEM customer or, in some instances, to facilitate credit and logistics. These net sales to EMSs have historically fluctuated period to period as a portion of the total net sales to the OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name of Foxconn that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 96% of net sales to Dell for 2011 and 2010. Flextronics International Ltd.

("Flextronics") is an EMS for F5 Networks. Substantially all of our products used by F5 Networks are sold to Flextronics for incorporation in subassembly products. For further information regarding our sales to our OEM customer base, please refer to Note 12 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

        We expect that our key customers or other large OEMs will continue to account for a substantial portion of our net sales in 2012 and in the foreseeable future. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. For example, we expect a decline in sales of our NVvault™ sales to Dell following its launch of servers incorporating Intel's Romley platform. Our sales are made primarily pursuant to standard purchase orders that may be rescheduled on relatively short notice. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. While these returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience similar return rates in the future. Any significant increase in product failure rates and the resulting product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

Sales and Marketing

        We market and sell our products through a direct sales force and a network of independent sales representatives. Our sales activities focus primarily on developing strong relationships at the technical, marketing and executive management levels within market-leading OEMs. Additionally, our marketing strategy for HyperCloud™ includes the creation of demand through end-user evaluation and demonstration activities in vertical computing markets. Our OEM customers design systems for a variety of applications that require a significant number of high performance memory subsystems, representing substantial opportunities for us. We have been successful in developing OEM relationships through our ability to provide high performance memory subsystems. Our direct sales group and field application engineers work closely with our OEM customers at an early stage of their design cycles to solve their design challenges and to design our products into their systems.

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

        We acquire components and materials such as ASICs, DRAM ICs and NAND directly from integrated circuit manufacturers and assemble them into finished subsystems. We believe that one of our key strengths is the efficient procurement and management of components for our subsystems, which benefits our customers in the form of lower costs and increased product availability. We have a limited number of suppliers, including Samsung Electronics, Hynix Semiconductor and Micron Semiconductor, each of which have comprised more than 10% of our total purchases in either or both of 2011 and 2010. For further information regarding our supplier concentrations, refer to Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. We have developed strong supplier relationships with these and other key DRAM IC and NAND manufacturers, which we believe gives us direct and ready access to the critical components that we need for our production activities. We typically qualify our products with our customers using multiple manufacturers of DRAM ICs and NAND. The flexibility to choose from several DRAM IC and NAND providers allows us to minimize product cost and maximize product availability. Our HyperCloud™ RDIMM contains an ASIC chipset component. We intend to procure these ASICs from multiple integrated circuit vendors.

        We schedule production based on purchase order commitments and anticipated orders. We release raw materials to the manufacturing floor by means of an on-line shop floor control system, which allows for internal quality analysis, direct access to inventory information and production floor material tracking. We have a flexible manufacturing workforce which allows us to manage unforecasted demand. In addition, in order to mitigate inventory risks, we have the capability to sell excess quantities of certain component inventories of DRAM ICs and NAND to distributors and other users of memory integrated circuits. However, the ASIC and DRAM components used in our HyperCloud™ product have limited alternative uses. As such, we may not be able to sell excess quantities of the components, should we fail to achieve sufficient sales volumes. Our sales of excess inventory generated less than 1% of our net sales in 2011 and 2010.

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

        Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them. Our total expenditures for research and development were approximately $14.9 million and $14.8 million for 2011 and 2010, respectively.

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

        As of December 31, 2011, we had 27 U.S. patents issued and 20 U.S. and 3 foreign patent applications pending. Assuming that they are properly maintained, our patents will expire at various dates between 2022 and 2029. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner also will continue to be important factors in developing and maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our existing patents or pending patent applications.

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

Employees

        At December 31, 2011, we had approximately 276 employees (including 153 regular employees and 123 temporary employees). Approximately 73 of the regular employees were located in the U.S., and approximately 80 were located in other countries (mainly in the PRC). We had 189 employees in operations, 49 employees in research and development, 25 employees in sales and marketing, and 13 employees engaged in other administrative functions. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

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

        Our operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year in the future due to a variety of factors, many of which are beyond our control. Some of the factors relating to our business that may contribute to these quarterly and annual fluctuations include the following:

  •
  general economic conditions, including the possibility of a prolonged period of limited economic growth and disruptions to the credit and financial markets in the U.S., Europe and elsewhere;

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

  •
  the effect of our investments and financing arrangements on our liquidity; and

  •
  the other factors described in this "Risk Factors" section and elsewhere in this report.

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

        For 2011, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for 66% of total revenues. We expect a decline of Dell NVvault™ sales through 2013 following Intel's launch of its Romley platform in the first quarter of 2012. Although we cannot predict the rate of decline in our sales to Dell, it is possible that we will experience a rapid decline in sales as early as the second quarter of 2012. This reduction in sales could have a significant impact on our revenues and gross profit. In order to leverage our NVvault™ technology and diversify our customer base, we continue to pursue additional qualifications of NVvault™ with other OEMs. We also introduced EXPRESSvault™ in March 2011 and we are in the process of qualifying next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other new products such as HyperCloud™. We may not be successful in marketing any new or enhanced products. If we are not successful in generating sales of other products, the expected reduction in sales of NVvault™ products to Dell will significantly reduce our revenues and negatively affect our results of operations.

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

        We experienced a longer qualification cycle than anticipated with our HyperCloud™ memory subsystems, and as of December 31, 2011 we have not generated significant HyperCloud™ product revenues relative to our investment in the product. We have entered into collaborative agreements with both HP and IBM pursuant to which these OEMs have agreed to cooperate with us in efforts to qualify HyperCloud™ for use with their products. After qualification is achieved by one or both OEMs, such OEM will engage with us in joint marketing and further product development efforts. We and each of the OEMs have committed financial and other resources toward the collaboration. However, the efforts undertaken pursuant to either of the collaboration agreements may not result in any new revenues for us. Further delays or any failure in placing or qualifying this product with HP, IBM or other potential customers would adversely impact our results of operations.

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

        Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 70% of our net sales in 2011was to one of our customers and approximately 59% and 19% of our net sales in 2010 were to two of our customers. We currently expect that sales to major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results. As described previously, we expect a decline of Dell NVvault™ sales following Intel's launch of its Romley platform in the first quarter of 2012. Although we cannot predict the rate of decline in sales to Dell, it is possible we will experience a rapid decline in sales as early as the second quarter of 2012. This reduction in sales could have a significant impact on our revenues and gross profit.

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

        During challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Furthermore, our vendors may face similar issues gaining access to credit, which may limit their ability to supply components or provide trade credit to us. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, either generally or in the memory market and related semiconductor industry, or any disruptions in the credit or financial markets. If credit and financial markets, economic conditions in general or the markets in which we operate do not improve or if conditions worsen, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could compound the negative impact on the results of our operations.

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

        As is common to the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. Lawsuits claiming that we are infringing others' intellectual property rights have been and may in the future be brought against us, and we are currently defending against claims of invalidity in the USPTO. See Note 9 of Notes to Consolidated Financial Statements, included in this Report, for a description of our legal contingencies.

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

        From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, these actions could have a material adverse effect on our business, results of operations or financial condition.

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

        The flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, are transitioning to emerging flash memory formats, such as the Memory Stick, and xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. Although we do not currently serve the consumer flash market, it is possible that certain OEMs may choose to adopt these higher-volume, lower-cost formats. This could result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash and SD products. If we decide to manufacture flash memory products utilizing emerging formats such as those mentioned, we will be required to secure licenses to give us the right to manufacture such products that may not be available at reasonable rates or at all. If we are not able to supply flash card formats at competitive prices or if we were to have product shortages, our net sales could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

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

        To date, we have been highly dependent on the experience, relationships and technical knowledge of certain key employees. We believe that our future success will be dependent on our ability to retain the services of these key employees, develop their successors, reduce our reliance on them, and properly manage the transition of their roles should departures occur. The loss of these key employees could delay the development and introduction of, and negatively impact our ability to sell our products and otherwise harm our business. We do not have employment agreements with any of these key employees other than Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board. We carry "Key Man" life insurance on Chun K. Hong; however, we do not carry "Key Man" life insurance on any of our other employees.

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

        We sell some of our products to customers through manufacturers' representatives. We are unable to predict the extent to which our manufacturers' representatives will be successful in marketing and selling our products. Moreover, many of our manufacturers' representatives also market and sell other, potentially competing products. Our representatives may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional manufacturers' representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current manufacturers' representatives or recruit additional or replacement manufacturers' representatives, our sales and operating results will be harmed.

The operation of our manufacturing facility in the PRC could expose us to significant risks.

        Since 2009, substantially all of our world-wide manufacturing production has been performed at our manufacturing facility in the People's Republic of China, or PRC. Language and cultural differences, as well as the geographic distance from our headquarters in Irvine, California, compound the difficulties of running a manufacturing operation in the PRC. Our management has relatively limited experience in overseeing foreign operations, and management of the PRC facility requires substantial amounts of their time. We may not be able to maintain control over product quality, delivery schedules, manufacturing yields and costs. Furthermore, the costs related to having excess capacity have in the past and may in the future continue to have an adverse impact on our gross margins and operating results.

        We manage a local workforce that may subject us to regulatory uncertainties. Changes in the labor laws of the PRC could increase the cost of employing the local workforce. The increased industrialization of the PRC, as well as general economic and political conditions in the PRC, could also increase the price of local labor. Either of these factors could negatively impact the cost savings we currently enjoy from having our manufacturing facility in the PRC.

        Economic volatility and instability in the PRC could result in significant currency fluctuations in the Chinese Renminbi ("RMB"), which could result in increased manufacturing and shipping costs relative to the US dollar. Fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. These fluctuations may also adversely affect the comparability of our period-to-period results.

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

        Part of our growth strategy involves making sales to foreign corporations and delivering our products to facilities located in foreign countries. Selling in foreign countries subjects us to additional risks not present with our domestic operations. We are operating in business and regulatory environments in which we have limited previous experience. We will need to continue to overcome language and cultural barriers to effectively conduct our operations in these environments. In addition, the economies of the PRC and other countries have been highly volatile in the past, resulting in significant fluctuations in local currencies and other instabilities. These instabilities affect a number of our customers and suppliers in addition to our foreign operations and continue to exist or may occur again in the future.

        In the future, some of our net sales may be denominated in RMB. The PRC government controls the procedures by which RMB is converted into other currencies, and conversion of RMB generally requires government consent. As a result, RMB may not be freely convertible into other currencies at all times. If the PRC government institutes changes in currency conversion procedures, or imposes restrictions on currency conversion, those actions may negatively impact our operations and could reduce our operating results. If we decide to declare dividends and repatriate funds from our PRC operations, we will be required to comply with the procedures and regulations of applicable PRC law. Any changes to these procedures and regulations, or our failure to comply with those procedures and regulations, could prevent us from making dividends and repatriating funds from our PRC operations, which could adversely affect our financial condition. If we are able to make dividends and repatriate funds from our PRC operations, these dividends would be subject to U.S. corporate income tax.

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

        Due to the geographic concentration of our manufacturing operations and the operations of certain of our suppliers, a disruption resulting from equipment failure, power failures, quality control issues, human error, government intervention or natural disasters, including earthquakes and floods like those that have struck Japan and Thailand, respectively in 2011, could interrupt or interfere with our manufacturing operations and consequently harm our business, financial condition and results of operations. Such disruptions would cause significant delays in shipments of our products and adversely affect our operating results.

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

        We have incurred debt under our revolving credit facility and two term loans with Silicon Valley Bank. Incurring debt could have material consequences, such as:

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

        We hold an investment in an auction rate security that has failed, or may in the future fail, its auction. An auction failure means that the parties wishing to sell their securities could not do so. As a result of failed auctions, our ability to liquidate and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuer of this investment is unable to close future auctions and its credit rating deteriorates, we may in the future be required to record an impairment charge on this investment. We also may be required to wait until market stability is restored for this investment or until the final maturity of the underlying note (up to 30 years) to realize our investment's cost value.

Risks related to our common stock

The issuance of additional sales of our common stock, or the perception that such issuances may occur, including through our "at the market" offering, could cause the market price of our common stock to fall.

        We have entered into a Sales Agreement with Ascendiant Capital Markets, LLC ("Ascendiant"), for the offer and sale of up to $10 million in aggregate amount of our shares from time to time through Ascendiant, as our sales agent, pursuant to an effective Registration Statement on Form S-3. Ascendiant is not required to sell any specific number or dollar amount of shares of our common stock but will use its reasonable efforts, as our agent and subject to the terms of the Sales Agreement, to sell that number of shares up to $10 million upon our request. Sales of the shares, if any, may be made by any means permitted by law and deemed to be an "at the market" offering as defined in Rule 415 of the Securities Act of 1933, as amended, and will generally be made by means of brokers' transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, or as otherwise agreed with Ascendiant.

        We may issue shares of our common stock with aggregate sales proceeds of up to $10 million from time to time in connection with this offering. As of February 28, 2012, we have sold 697,470 shares pursuant to the Sales Agreement at a weighted average sales price of $2.98, net of commissions. We may terminate the Sales Agreement at any time. Whether we choose to effect future sales under the at-the-market program will depend upon a variety of factors, including, among others, market conditions and the trading price of our common stock relative to other sources of capital. The issuance from time to time of these new shares of common stock through our at-the-market program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

        As of December 31, 2011, approximately 23.5% of our outstanding common stock was held by affiliates, including 22% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong and our other executive officers and directors. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

  •
  sales of our newly issued common stock or other securities in association with our $40 million effective shelf registration on Form S-3, or the perception that such sales may occur;

  •
  general financial and other market conditions; and

  •
  changing and recently volatile domestic and international economic conditions.

        In addition, shares of our common stock and the public stock markets in general, have experienced, and may continue to experience, extreme price and trading volume volatility. These fluctuations may adversely affect the market price of our common stock and a shareholder's ability to sell their shares into the market at the desired time or at the desired price.

        In 2007, following a drop in the market price of our common stock, securities litigation was initiated against us. Given the historic volatility of our industry, we may become engaged in this type of litigation in the future. Securities litigation is expensive and time-consuming.

Item 2.    Properties

        Our corporate headquarters is located in approximately 28,700 square feet of space in Irvine, California, under a lease that expires in June 2013. We also currently lease approximately 42,200 square feet of space for our manufacturing facility in the PRC. This lease expires March 2017. In addition, we lease approximately 4,500 square feet of space for a design office in San Jose, California, under a lease that expires in May 2014.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on The NASDAQ Global Market under the trading symbol "NLST" on November 30, 2006, and was not publicly traded prior to that date. The following table sets forth the high and low sale prices for our common stock on the NASDAQ Global Market for the periods indicated:

	High	Low
Year Ended December 31, 2011
Fourth Quarter	$3.96	$1.04
Third Quarter	2.10	1.09
Second Quarter	2.81	2.00
First Quarter	3.04	2.09
Year Ended January 1, 2011
Fourth Quarter	$3.90	$2.12
Third Quarter	3.53	2.27
Second Quarter	3.74	1.81
First Quarter	6.10	3.16

        As of February 15, 2012, there were approximately 52 holders of record of our common shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

        Our board of directors and stockholders previously approved our Amended and Restated 2000 Equity Incentive Plan and our Amended and Restated 2006 Equity Incentive Plan. Except as listed in the table below, as of December 31, 2011, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of December 31, 2011 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,197,767		$2.60	149,590	(1)
Equity compensation plans not approved by security holders	170,000	(2)	$3.27	—

Total	5,367,767		$2.62	149,590

(1)
Subject to certain adjustments, on December 31, 2011, we currently are able to issue a maximum of 4,205,566 shares of common stock pursuant to awards granted under our Amended and Restated 2006 Equity Incentive Plan. That maximum number will automatically increase on the first day of each calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions.

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

(iii)
20,000 options to purchase shares of our common stock issued to our Controller and Director of Financial Reporting in connection with her hiring in April 2010. The options vest over a period of 4 years, are exercisable at $1.92 per share, and contain a contractual term of 10 years from the date of grant.

  See Note 10 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for additional information on equity compensation plans.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

        This report contains forward-looking statements regarding future events and our future performance. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected. These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; continuing development, qualification and volume production of EXPRESSvault™, NVvault™, HyperCloud™ and VLP Planar-X RDIMM; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation over infringement of our property and the possibility of our patents being reexamined by the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers' product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC. Other risks and uncertainties are described under the heading "Risk Factors" in Part I, Item IA of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

        In November 2009, we introduced HyperCloud™ DDR3 memory technology. HyperCloud™ utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction technology that increases memory bandwidth. We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing. HyperCloud™ memory has been under evaluation by several of our OEM customers for use in their server products. In February 2012, we achieved memory qualification of HyperCloud™ at certain major OEMs.

        In November 2011, we introduced a 32GB two-virtual rank RDIMM integrating HyperCloud™ with our proprietary Planar-X technology. The new memory module enables up to 768GB of DRAM memory in next generation two-processor servers. Additionally, we announced collaborative agreements with each of Hewlett-Packard Company ("HP") and International Business Machines ("IBM"), pursuant to which these OEMs have agreed to cooperate with us in efforts to qualify HyperCloud™ memory products for use with their respective products. After qualification is achieved by one or both of these OEMs, the qualifying OEMs will engage with us in joint marketing and further product development efforts. We and each of the OEMs have committed financial and other resources toward the collaboration. However, the efforts undertaken under either of the collaborative agreements may not result in any new revenues for us.

        In February 2010, we announced general availability of NVvault™ battery-free. Like the NVvault™ battery-powered product, NVvault™ battery-free provides non-volatile cache memory subsystem targeting RAID, storage virtualization and other cache-protection and data logging applications. NVvault™ products provide server and storage OEMs a solution for enhanced datacenter fault recovery. Unlike our traditional battery-powered fault tolerant cache product which relied solely on batteries to power the cache, NVvault™ battery-free utilizes a combination of DRAM for high throughput performance and flash for extended data retention. The introduction of NVvault™ battery-free, as well as the launch of the current version of the battery-powered module in connection with Dell's introduction of the PERC 7 line of servers in December 2009, has resulted in NVvault™

revenues of $39.9 million, or 66% of total revenues for 2011. We expect a decline of Dell NVvault™ sales through 2013 following Intel's launch of its Romley platform in the first quarter of 2012. This reduction in sales could have a significant impact on our revenues and gross profit as soon as the second quarter of 2012. In order to leverage our NVvault™ technology into a more diverse customer base, we continue to pursue additional qualifications of NVvault™ with other customers. We also introduced EXPRESSvault™ in March 2011 and we are in the process of qualifying next generation DDR3 NVvault™ with customers. While nearly 100% of 2010 sales were made to Dell, as a result of our diversification efforts, approximately 7% of NVvault™ revenues in 2011 were to other customers.

        The remainder of our revenues arose primarily from OEM sales of specialty memory modules and flash-based products, the majority of which were utilized in data center and industrial applications. When developing modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit. Revenues from specialty modules and flash-based products are subject to fluctuation as a result of the life cycles of the products into which our modules are incorporated. Our ability to continue to produce revenues from specialty memory modules and flash-based products is dependent on our ability to qualify our products on new platforms as current platforms reach the end of their lifecycles, and on the state of the global economy.

        Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. One customer represented approximately 70% of our net sales in 2011 and two customers represented approximately 59% and 19% of our net sales in 2010.

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

Results of Operations

        The following table sets forth our consolidated statements of operations as a percentage of net sales for the years indicated:

	Year Ended
	December 31, 2011	January 1, 2011
Net sales	100%	100%
Cost of sales	67	74

Gross profit	33	26

Operating expenses:
Research and development	25	39
Selling, general and administrative	18	29

Total operating expenses	42	68

Operating loss	(9)	(42)

Other (expense) income:
Interest expense, net	—	—
Other (expense) income, net	—	—

Total other (expense) income, net	—	—
Loss before income tax benefit	(9)	(42)
Income tax benefit	(0)	(2)

Net loss	(9)%	(40)%

Year Ended December 31, 2011 Compared to the Year Ended January 1, 2011

  Net Sales, Cost of Sales and Gross Profit.

        The following table presents net sales, cost of sales and gross profit for the years ended December 31, 2011 and January 1, 2011 (in thousands, except percentages):

	Year Ended
	December 31, 2011	January 1, 2011	Change	% Change
Net sales	$60,729	$37,855	$22,874	60%
Cost of sales	40,468	27,910	12,558	45%

Gross profit	$20,261	$9,945	$10,316	104%

Gross margin	33.4%	26.3%	7.1%

        Net Sales.    The increase in net sales for 2011 as compared with 2010 resulted primarily from increases of approximately (i) $19.7 million in sales of NVvault™ RDIMMS used in cache-protection and data logging applications, including $16.6 million from the launch of NVvault™ battery-free, the flash-based cache system that became generally available in 2010, (ii) $3.4 million in sales of flash memory products, resulting from existing and new customer qualifications, and (iii) $1.0 million in sales of HyperCloud™ memory modules, offset by a decrease of $2.4 million in sales of specialty memory modules used in industrial applications as one customer slowed production as a result of its product nearing the end of its life cycle. Approximately 93% of our NVvault™ sales were made to Dell in 2011. We expect a decline of Dell NVvault™ sales through 2013 following Intel's launch of its Romley platform in the first quarter of 2012. This reduction in sales could have a significant impact on our revenue and gross profit. We expect an increasing percentage of our revenue to come from sales of NVvault to a more diverse customer base, as well as from sales of our HyperCloud™ products.

        Gross Profit and Gross Margin.    The overall improvements in gross profit and gross margin are due to increased sales and manufacturing volume, as well as a shift in sales toward higher margin products. Gross profit for 2011 as compared to 2010 increased due to the 60% increase in net sales between the two periods, resulting in an improved ability to absorb fixed manufacturing costs. These volume based improvements were augmented by decreased DRAM prices, which positively affected margins in some product categories. As noted previously, the expected decline in Dell NVvault™ sales could have a significant impact on our revenue and gross profit.

  Research and Development.

        The following table presents research and development expenses for the years ended December 31, 2011 and January 1, 2011 (in thousands, except percentages):

	Year Ended
	December 31, 2011	January 1, 2011	Change	% Change
Research and development	$14,924	$14,762	$162	1%

        The increase in research and development expense in 2011 as compared to 2010 resulted primarily from increases of $1.4 million in engineering expenses as a result of an increase in both internal engineering headcount and outside contractors engaged in new product development activities offset by reductions of (i) $0.9 million in legal and professional fees due to the deferral of certain patent protection court cases while we respond to reexamination requests at the USPTO, and (ii) $0.3 million in material expenses related to product builds and testing, primarily related to our HyperCloud™ products.

  Selling, General and Administrative.

        The following table presents selling, general and administrative expenses for the years ended December 31, 2011 and January 1, 2011 (in thousands, except percentages):

	Year Ended
	December 31, 2011	January 1, 2011	Change	% Change
Selling, general and administrative	$10,705	$11,041	$(336)	(3)%

        Selling, general and administrative expense decreased by approximately $0.3 million in 2011 as compared to 2010. We incurred increases of approximately $0.1 million in headcount cost and $0.1 million in outside administrative services, offset by a decrease of $0.5 million in overhead-related expenses, primarily due to lower facility cost.

  Other Income, Net.

        The following table presents other income, net for the years ended December 31, 2011 and January 1, 2011 (in thousands, except percentages):

	Year Ended
	December 31, 2011	January 1, 2011	Change	% Change
Interest expense, net	$(228)	$(42)	$(186)	443%
Other (expense) income, net	(56)	71	(127)	(179)%

Total other (expense) income, net	$(284)	$29	$(313)	(1,079)%

        The increase in interest expense, net for 2011 compared with 2010 was the result of interest on our borrowings under our two term loans, which were originated in September 2010 and May 2011.

        Other expense, net for 2011 was primarily comprised of a realized loss of $59,000 from the sale of an auction rate security that was purchased in 2008. Illiquidity in the market for auction rate securities had resulted in unrealized losses on two securities that were owned. The unrealized loss was recorded as a component of other comprehensive loss through the date of disposal. We were able to liquidate one of the securities at approximately its book value as a result of a tender request from the issuer. We continue to own one auction rate security which has been marked to its fair value through other comprehensive loss. Other income, net, for 2010 was primarily comprised of cash proceeds from the early termination of a sublease of our headquarters facility.

  Income Tax Benefit.

        The following table presents the benefit for income taxes for the years ended December 31, 2011 and January 1, 2011 (in thousands, except percentages):

	Year Ended
	December 31, 2011	January 1, 2011	Change	% Change
Income tax beneft	$(53)	$(714)	$661	(93)%

        The federal statutory rate was 35% for 2011 and 2010. In both 2011 and 2010 we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carry-forwards. In 2011 and 2010, our effective tax rate differed from the 35% statutory rate primarily due to the valuation allowance on newly generated loss carry-forwards, offset in 2010 by the realization of $0.7 from a one-time carry-back of net operating losses allowed by economic recovery legislation. For further discussion see Note 8 to the Consolidated Financial Statements included in Part IV, Item 15 of this Report.

        Included in the unrecognized tax benefits at December 31, 2011 and January 1, 2011 was approximately $0.02 million and $0.08 million, respectively, of tax positions that, if recognized, would affect our annual effective tax rate. We reduced our unrecognized tax benefits by approximately $55,000 during 2011 as a result of a lapse in a federal statute of limitations, resulting in an income tax benefit.

        In 2008, we began operating under tax holidays in the PRC, which are effective from January 2008 through December 2012. Since we operated at a loss in the PRC in 2011 and 2010, we did not realize any benefit attributable to the tax holidays.

Liquidity and Capital Resources

        We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit and term loans under our bank credit facility, capitalized lease obligations, and from the sale and leaseback of our domestic manufacturing facility.

  Working Capital, Cash and Cash Equivalents, and Marketable Securities.

        The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	December 31, 2011	January 1, 2011
Working capital	$17,775	$17,691

Cash and cash equivalents(1)	$10,535	$14,210
Short-term marketable securities(1)	—	824
Long-term marketable securities	444	890

	$10,979	$15,924

(1)
Included in working capital

        Our working capital increased slightly in 2011. Increases in operating assets resulting from our increase in sales and investments in inventory required to support the development of our HyperCloud™ products were financed with the proceeds of a $3.0 million term loan, a portion of which matures on a long-term basis.

  Cash Provided and Used in the Years Ended December 31, 2011 and January 1, 2011.

        The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31, 2011	January 1, 2011
Net cash provided by (used in):
Operating activities	$(7,424)	$(15,404)
Investing activities	520	2,180
Financing activities	3,229	17,492

Net increase (decrease) in cash and cash equivalents	$(3,675)	$4,268

        Operating Activities.    Net cash used in operating activities for the year ended January 1, 2011 was primarily the result of (i) a net loss of approximately $5.6 million and (ii) approximately $5.8 million in net cash used by changes in operating assets and liabilities, primarily accounts receivable and inventory. Cash used to fund net losses is reduced by approximately $4.0 million in net non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

        Accounts receivable increased approximately $5.0 million at December 31, 2011 compared with January 1, 2011, primarily as a result of net sales of $16.4 million in the fourth quarter of 2011 compared with $10.1 million in the fourth quarter of 2010. During 2011 and 2010, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

        Inventories increased approximately $1.5 million during 2011 primarily due to qualification activities for our HyperCloud™ products. Specifically, we received $2.5 million under a purchase commitment for ASIC devices and purchased inventory to build samples that we are required to supply as a result of our HyperCloud™ collaboration agreements with HP and IBM. In the future, our inventory levels will continue to be determined based on, among other factors, the level of customer orders received and overall demand as well as the stage at which our products are in their respective life cycles and competitive situations in the marketplace. We make efforts to balance such considerations against the risk of obsolescence or potentially excess inventory levels.

        Accounts payable, net of amounts due for property and equipment purchases, decreased approximately $0.2 million during 2011 despite increased production levels, primarily as a result of expansion of trade credit, and continued stringent cash management.

        Net cash used in operating activities for the year ended January 1, 2011 was primarily the result of (i) a net loss of approximately $15.1 million and (ii) approximately $4.0 million in net cash used by changes in operating assets and liabilities, primarily accounts receivable and inventory. Cash used to fund net losses is reduced by approximately $3.7 million in net non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

        Investing Activities.    In 2011 and 2010, we continued to invest remaining net proceeds from our public offerings and debt financing in various money market and marketable securities investments in connection with our efforts to both preserve capital as well as achieve competitive returns on our investments.

        Net cash provided by investing activities for the year ended December 31, 2011 was primarily the result of proceeds from the maturities and sales of marketable securities of approximately $1.3 million. We also used approximately $0.7 million in cash primarily to purchase equipment related to our production facilities in the PRC and our research and development activities in Irvine, California.

        Net cash provided by investing activities for the year ended January 1, 2011 was primarily the result of proceeds from the maturities and sales of marketable securities of approximately $5.5 million, partially offset by purchases of investments in marketable securities of approximately $2.4 million. We also used approximately $0.9 million in cash primarily to purchase equipment.

        Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2011 was primarily the result of the net proceeds of $2.9 million from a new term loan obtained from Silicon Valley Bank and $1.9 million from the sale of 697,470 shares of our common stock through our sales agreement with Ascendiant, described below under the caption Capital Resources, offset by repayments of $1.7 million on the term loans and capital lease obligations.

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

        In 2011 and 2010, we utilized our lines of credit with Silicon Valley Bank to fund short-term working capital needs and collateralize vendor credit.

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

        The following table presents details of outstanding borrowings and availability under our line of credit (in thousands):

	December 31, 2011	January 1, 2011
Availability under the revolving line of credit	$7,797	$5,100
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	(2,022)	(2,900)

Unutilized borrowing availability under the revolving line of credit	$5,775	$2,200

        Outstanding borrowings under the Silicon Valley Bank line of credit did not exceed $1.0 million at any time during 2011 or 2010.

        In addition, in connection with the September 30, 2010 amendment, Silicon Valley Bank extended a $1.5 million term loan under the credit agreement, which bears interest at a rate of prime plus 2.00%. We are required to make equal monthly principal payments over the 36 month term, which total $0.5 million annually. In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan, and extended the term of the existing credit facility through September 2013, which eliminated the potential balloon payment on the first term loan. The second term loan bears interest at a rate of prime plus 2.75%, and is payable in equal installments over the 24 month term of the loan, totaling $1.5 million annually. As of December 31, 2011, $3.0 million was outstanding under the term loans.

        All obligations under the credit agreement are secured by a first priority lien on our tangible and intangible assets. The only restriction on the use of funds under the revolving line of credit is that we must be in compliance with the covenants of the credit agreement. The credit agreement includes affirmative and negative covenants, including financial covenants with respect to our liquidity and tangible net worth and restrictions on the payment of dividends. As of December 31, 2011, we were in compliance with all financial covenants and expect to maintain compliance for the foreseeable future. However, we have in the past been in violation of one or more covenants of other credit agreements, and we could violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances and we could lose vendor credit should the letters of credit issued under the credit agreement become unavailable. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

        On November 21, 2011, we entered into a sales agreement with Ascendiant as sales agent. In accordance with the terms of the sales agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Sales of shares of our common stock may be made in a series of transactions from time to time as we may direct Ascendiant in sales deemed to be an "at the market" offering as defined in Rule 415 under the Securities Act of 1933. Such sales are made pursuant to our effective $40 million shelf registration statement filed with the SEC in September 2011. As of December 31, 2011, we had received net proceeds of approximately $1.9 million raised through the sale of approximately 697,470 shares. We may terminate the sales agreement with Ascendiant at any time. As a result of such termination, we would expect to make available any remaining unsold portion of the $10.0 million in aggregate offering price for any other sources of financing that are permitted under the effective shelf registration statement. The sales agreement with Ascendiant does not preclude us from pursuing other sources of financing.

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

New Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-4, Fair Value Measurement ("ASU 11-4"). ASU 11-4 amends existing guidance to achieve convergence in measurement and disclosure between U.S. Generally Accepted Accounting Standards ("GAAP") and International Financial Reporting Standards ("IFRS"). ASU 11-4 is effective for fiscal year 2012. The Company is currently evaluating the impact that ASU 11-4 will have on its consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income ("ASU 11-5"). ASU 11-5 amends existing guidance to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. ASU 11-5 is effective for fiscal year 2012. The Company is currently evaluating the impact that ASU 11-4 will have on its consolidated financial statements.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

        In December 2011, we received gross proceeds of approximately $2,151,000 and net proceeds of approximately $1,891,000 raised through the sale of 697,470 shares of our common stock pursuant to our sales agreement with Ascendiant. The shares were released for sale to the public at a price equal to the current market price in an "at-the-market" offering as defined under Rule 415 under the Securities Act of 1933, and are made under our effective shelf registration statement previously filed with the SEC. We paid commissions of 3.5%, or approximately $75,000, to Ascendiant. Additionally, we paid Ascendiant $50,000 in a non-accountable expense reimbursement in association with the initiation of the sales agreement. We also incurred third party transaction costs totaling approximately $135,000.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following individuals serve as the Directors and executive officers of our company. There are no familial relationships between any of our directors or our executive officers and any other director or executive officer.

Name	Age	Board Committees	Positions	Date Elected or Appointed
Chun Ki Hong	51		President, Chief Executive Officer and Chairman of the Board	2000
Richard J. Char	52	Audit (Chair) and Compensation	Director	2010
Thomas F. Lagatta	54	Audit, Compensation (Chair) and Nominating and Corporate Governance	Director	2006
Claude M. Leglise	56		Director	2011
Alan H. Portnoy	66	Audit and Nominating and Corporate Governance (Chair)	Director	2004
Gail Sasaki	55		Vice President, Chief Financial Officer and Secretary	2008

        Board of Directors.    Our Board of Directors currently consists of five members, four of whom have been determined to be independent under the rules and listing requirements of The NASDAQ Global Market, referred to herein as the NASDAQ rules. Please see the section titled "Director Independence" below for more information. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class shall serve for the remainder of the full term of that class, and until the director's successor is elected and qualified. This includes vacancies created by an increase in the number of directors.

        The biographies of each of the nominees for director below contains information regarding the person's service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director for the Company.

        Each nominee brings a strong and unique background and set of skills to the Board of Directors, giving the Board as a whole competence and experience in a wide variety of areas, including corporate governance and board service, executive management, law and regulation, experience in the memory systems market and experience with manufacturers.

        Chun Ki Hong is one of the founders of Netlist and has been our president and chief executive officer and a director since our inception. Mr. C.K. Hong assumed the title of chairman of the Board of Directors in January 2004. From September 2000 to September 2001, Mr. C.K. Hong served as president and chief operating officer of Infinilink Corporation, a DSL equipment company. Mr. C.K. Hong assisted us on a part-time basis until his departure from Infinilink, at which time he assumed full-time responsibilities with us. From July 1998 until September 2000, Mr. C.K. Hong served as Executive Vice President of Viking Components, Inc., a memory subsystems manufacturing company. From November 1997 to June 1998, he was General Manager of Sales at LG Semicon Co., Ltd., a public semiconductor manufacturing company in South Korea. From April 1992 to October 1997, Mr. C.K. Hong served as Director of Sales at LG Semicon America, Incorporated, a subsidiary of LG. From December 1983 to March 1992, Mr. C.K. Hong held various management positions at LG Subsidiaries in South Korea. Mr. C. K. Hong received his B.S. in economics from Virginia Commonwealth University and his M.S. in technology management from Pepperdine University's Graduate School of Management. As one of our founders, Mr. C.K. Hong brings to the Board extensive knowledge of the organization and our market.

        Richard J. Char has served as Managing Director and Global Head of Information Services for Citi's Global Enterprise Payments group since September 2011. Citi GEP is leading Citi's initiative to be the world's leading digital bank. The information services business applies Big Data analytics to Citi information resources in order to present Citi customers with highly targeted offers from leading retailers and businesses. Mr. Char served as CEO of VIPGift LLC, a provider of corporate and consumer loyalty and incentive programs from October 2008 to March 2010. From June 2006 to July 2008, Mr. Char was the senior vice president of corporate development and general counsel at Blackhawk Network, Inc., a provider of prepaid merchant gift cards and network branded cards. From March 2003 to April 2005, Mr. Char served as the president and chief executive officer of IC Media, a developer of CMOS image sensors that was acquired in April 2005. Prior to joining IC Media, from March 1999 to January 2002, Mr. Char was managing director with the Technology Group of Credit Suisse First Boston. From 1997 to 1999, Mr. Char was co-head of technology investment banking at Cowen & Company, and from 1984 to 1997; he was a partner in the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Char currently serves on the board of directors of Iteris, Inc. (AMEX: ITI) and serves as a member of its audit committee. Mr. Char received his A.B. degree from Harvard College and his J.D. degree from Stanford Law School. Mr. Char brings to the Board of Directors executive leadership experience, as well as corporate finance and corporate development experience.

        Thomas F. Lagatta has served as Executive Vice President of Worldwide Sales for Broadcom Corp. since June 2006. Prior to that, he served as the Enterprise Computing Group's senior vice president and general manager since 2003. He joined Broadcom in 2002. Prior to that, Mr. Lagatta served as vice president and general manager of Anadigics, Inc., a semiconductor manufacturer. Before Anadigics, Mr. Lagatta served as vice president of business development at Avnet, Inc. Prior to Avnet, Mr. Lagatta served in various senior management and technical positions for over 11 years at Symbios Logic, a storage systems company. Mr. Lagatta received his B.S.E.E. from Ohio State University and M.S.E.E. from the University of Southern California. Mr. Lagatta has leadership experience with manufacturing companies in sales management and building strategic relationships with large system OEMs.

        Claude M. Leglise co-founded ClearSpot Energy, Inc., a solar energy services company in 2007, where he serves as Managing Director. From 2010 to February 2012, Leglise served as a member of the Board of Directors of Camelot Information Systems Inc., a publicly held company that is a leading provider of enterprise application services and financial industry information technology services in China. Prior to his tenure at ClearSpot Energy, Inc., Leglise served as Head of the San Francisco office of WI Harper Group, a venture capital firm where he also served as Managing Director from 2006 to 2007. Prior to WI Harper, Leglise had a successful career at Intel Corporation that spanned more than two decades. From 2001 to 2005, he served as Vice President of Intel Capital where he was responsible for the company's venture capital investments outside the United States. From 1982 to 2005, he served as Vice President and General Manager of the Home Products Group, Vice President of the Content group, Director of Worldwide Developer Relations, Director of Marketing in the Microprocessor division and as General Manager of the Supercomputers Components Operation.

        Alan H. Portnoy has served as a member of our Board of Directors since March 2004. He is also a business consultant to Amiral Advisors, LLC, a corporate advisory firm. Mr. Portnoy has previously served as president of Macronix America, Inc., chief operating officer of LG Semicon America, vice president of General Instruments Corporation and senior vice president of Silicon Systems. Mr. Portnoy began his career with Fairchild Semiconductor. He received a B.S. in Electrical Engineering from Rensselaer Polytechnic Institute and an MBA from Carnegie-Mellon University. Mr. Portnoy brings leadership to the Board, experience in the memory manufacturing industry and decades of operating experience.

        Gail Sasaki has been our vice president and chief financial officer since January 2008 and our secretary since August 2007. From 2006 to January 2008, Ms. Sasaki has served as our vice president of finance. From 2001 to 2005, Ms. Sasaki took time away from the workforce for personal reasons. From 2000 to 2001, Ms. Sasaki served as chief financial officer of eMaiMai, Inc., a commercial technology company based in Hong Kong and mainland China. From 1997 to 2000, Ms. Sasaki was senior vice president of finance, secretary and treasurer of eMotion, Inc., formerly Cinebase Software, a Vienna, VA-based developer of business-to-business media management software and services. From 1989 to 1997, Ms. Sasaki was chief financial officer of MicroNet Technology, Inc., an Irvine-based leader in storage technology. Ms. Sasaki spent seven years in public accounting leaving as an audit manager with Arthur Young (now known as Ernst & Young LLP) in Century City, CA. Ms. Sasaki earned a Bachelor's degree from the University of California at Los Angeles, and also earned a Master of Business Administration degree from the University of Southern California.

Corporate Governance Guidelines; Code of Business Conduct

        Our Board of Directors has adopted a set of corporate governance guidelines established to assist the Board of Directors and its committees in performing their duties and serving the best interests of the company and our stockholders. Our corporate governance guidelines are available on our website, located at http://www.netlist.com. We also have a Code of Business Conduct and Ethics. This code describes certain ethical principles that we have established for the conduct of our business and outlines certain key legal requirements of which all employees must be generally aware and with which all employees must comply. Our Code of Business Conduct and Ethics is available on our website, located at http://www.netlist.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable rules promulgated under the Securities Act or Exchange Act, we intend to disclose such amendment or waiver and the reasons there for on our Internet site.

Board Committees

        Our Board of Directors has established the following committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee

        Messrs. Char, Portnoy and Lagatta served on our Audit Committee during fiscal year 2011. Mr. Char joined the Audit Committee, and became its Chair upon his appointment to the Board of Directors in January 2010. Our Board of Directors determined that Mr. Char qualifies as an "audit committee financial expert" in accordance with Securities and Exchange Commission (the "SEC") rules, and that each current member of our Audit Committee is "independent" under the NASDAQ rules.

        Our Board of Directors has adopted a written charter for our Audit Committee. The charter is set forth on our website, located at http://www.netlist.com. Our Audit Committee (a) oversees the integrity of our consolidated financial statements, our financial reporting process, systems of accounting, internal controls and disclosure controls and procedures, and our financial reporting legal and regulatory compliance, (b) reviews and approves in advance any transactions by us with related parties, (c) appoints our independent registered public accounting firm, (d) monitors the independence and performance of our independent registered public accounting firm, (e) is responsible for setting the corporate tone for quality financial reporting and sound business risk practices and ethical behavior and, (f) provides an avenue of communication among the independent registered public accounting firm, management, and our Board of Directors. The Audit Committee must also pre-approve all audit services and, subject to a "de minimus" exception, all other services performed by the independent registered public accounting firm. Our Audit Committee also has the responsibility to review with management and approve in advance any transactions or courses of dealing with related parties. Our Audit Committee met four times during fiscal year 2011 and met with our independent registered public accounting firm without management present on four occasions in fiscal year 2011.

Compensation Committee

        Messrs. Lagatta (Chair) and Char served on our Compensation Committee during fiscal year 2011. Each of the members of our Compensation Committee is independent in accordance with the NASDAQ rules. Each of the members of this committee is also currently a "non-employee director" as that term is defined under Rule 16b-3 of the Securities Exchange Act of 1934 (the "Exchange Act") and an "outside director" as that term is defined in Internal Revenue Service Regulations. Our Compensation Committee reviews the performance of our chief executive officer and other executives and makes decisions and specific recommendations regarding their compensation to the Board of Directors with the goal of ensuring that our compensation system for our executives, as well as our philosophy for compensation for all employees, is aligned with the long term interests of our stockholders and does not encourage our executives to take excessive or unnecessary risks that might threaten our long-term value. The Compensation Committee also oversees the development of executive succession plans. Pursuant to its charter, the Compensation Committee may select, retain and terminate such compensation consultants, outside counsel and other advisors as it deems necessary or appropriate in its sole discretion and has the authority to approve the fees and retention terms relating to such consultants. The Compensation Committee met one time during fiscal year 2011. The charter of the Compensation Committee is set forth on our website, located at http://www.netlist.com.

Nominating and Corporate Governance Committee

        Messrs. Portnoy (Chair) and Lagatta served on our Nominating and Corporate Governance Committee during fiscal year 2011. The charter of the Nominating and Corporate Governance Committee and our corporate governance guidelines are set forth on our website, located at http://www.netlist.com. Our Nominating and Corporate Governance Committee reviews and makes recommendations to the Board of Directors about our governance processes, assists in identifying and recruiting candidates for the Board of Directors, reviews the performance of our Board of Directors and its committees, recommends to the Board proposed nominees for Board membership and makes recommendations to our Board of Directors regarding the membership and chairs of the committees of our Board of Directors. Our Nominating and Corporate Governance Committee met three times during fiscal year 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

        To our knowledge, based solely on our review of the copies of such forms received by us or written representations from certain reporting persons that no Form 5s were required for such persons, we believe that, during fiscal 2011, all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were complied with, except as follows: (i) Chun Ki Hong inadvertently failed to file a Form 4 on a timely basis with respect to withholding of shares to satisfy tax withholding obligations upon vesting of restricted stock and an unvested stock option grant, (ii) Gail M. Sasaki inadvertently failed to file a Form 4 on a timely basis with respect to one unvested stock option grant, (iii) Richard J. Char, Thomas F. Lagatta and Alan H. Portnoy inadvertently failed to file Form 4 reports on a timely basis with respect to restricted stock granted in 2011; and (iv) Claude M. Leglise was unable to file Forms 3 and 4 on a timely basis due to administrative delays in obtaining access to Mr. Leglise's unique SEC CIK code.

Item 11.    Executive Compensation

        The following table provides information regarding the compensation we paid to our chief executive officer and our other most highly compensated executive officer of the Company, each a "named executive officer," for the fiscal years ended December 31, 2011 and January 1, 2011. The following table excludes compensation in the form of perquisites and other personal benefits provided to a named executive officer for which the total amount of such compensation was less than $10,000.

 Summary Compensation Table

Name and Principal Position		Salary ($)	Bonus ($)	Option Awards ($)(1)	Restricted Stock Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All other Compensation ($)		Total ($)
Chun Ki Hong	2011	323,000	—	603,110	—	100,983	65,021	(4)	1,092,069
President, Chief Executive	2010	323,000	—	—	349,000	26,244	59,190	(4)	757,434
Officer and Chairman of
the Board
Gail Sasaki	2011	200,000	—	150,778	—	103,778	—		454,533
Vice President, Chief	2010	187,308	—	—	52,350	59,363	—		299,021
Financial Officer and
Secretary

(1)
Reflects the dollar amount of the grant date fair value of awards granted during the respective fiscal years, measured in accordance with Accounting Standards Codification Topic 718 and without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of option awards, refer to Note 2 "Stock Based Compensation" of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report. For a discussion of the material terms of each stock option award, see the table below entitled "Outstanding Equity Awards at Fiscal Year End."

(2)
Represents the dollar value of the restricted stock awards calculated on the basis of the fair value of the underlying shares of our common stock on the respective grant dates in accordance with FASB ASC Topic 718 and without any adjustment for estimated forfeitures. The actual value that an executive will realize on each restricted stock award will depend on the price per share of our common stock at the time shares underlying the restricted stock awards are sold. There can be no assurance that the actual value realized by an executive will be at or near the grant date fair value of the restricted stock awarded.

(3)
Represents cash awards earned on the basis of specific performance criteria set forth under our semi-annual Management By Objective program. Specific objectives and assessment of performance against the stated objectives under this non-equity incentive compensation plan were approved by the Compensation Committee of the Board of Directors. For Mr. C.K Hong, performance targets include our achievement of financial plans and accomplishment of product marketing and development objectives. For Ms. Sasaki, performance targets include our achievement of financial plans and accomplishment of objectives relevant to our intellectual property strategies.

(4)
For 2011, reflects $21,931, for automobile rental payments, $19,080 for country club membership, $10,147 in vehicle related expenses, $4,715 for health club membership, and $9,148 for income tax, and estate planning. For 2010, reflects $17,888, for automobile rental payments, $19,505 for country club membership, $3,227 in vehicle related expenses, $5,115 for health club membership, $911 in health insurance benefits and $12,544 for income tax, estate planning and income tax audits.

Employment Agreements

        We entered into an employment agreement with Chun Ki Hong in September 2006. This agreement provides for an initial base salary of $323,000 plus other customary benefits, including the reimbursement of professional fees and expenses incurred in connection with income and estate tax planning and preparation, income tax audits and the defense of income tax claims, the reimbursement of membership fees and expenses for professional organizations and one country club, the reimbursement of employment-related legal fees, the use of a company automobile, and the reimbursement of health club dues and other similar health-related expenses. Mr. C.K. Hong may earn annual performance bonuses, at the discretion of our Board of Directors, of up to 100% of his base salary based upon the achievement of performance objectives.

        The initial five-year term of Mr. C.K. Hong's employment agreement will automatically be extended for additional one-year periods unless we or Mr. Hong provide notice of termination six months prior to the renewal date, but at all times Mr. C.K. Hong may terminate his employment upon six months' advance written notice to us. If we terminate Mr. C.K. Hong's employment without cause or if he terminates his employment for good reason, which includes a change of control of our company, he will be entitled to receive continued payments of his base salary for one year, reimbursement of medical insurance premiums during that period unless he becomes employed elsewhere, a pro-rated portion of his annual performance bonus, and, if any severance payment is deemed to be an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code, an amount equal to any excise tax imposed under Section 4999 of the Internal Revenue Code. In addition, pursuant to his employment agreement, any unvested options shall immediately become fully vested and exercisable as of the effective date of such termination or resignation. If Mr. C.K. Hong's employment is terminated due to death or disability, he or his estate will receive a lump sum payment equal to half his annual base salary and any options held shall vest to the same extent as they would have vested one year thereafter. Additionally, in the event that Mr. C.K. Hong's employment is terminated due to death or disability, to the extent that such amounts remain restricted, the restriction on 25% of the restricted stock award will immediately lapse and no additional restrictions shall lapse thereafter. If Mr. C.K. Hong resigns without good reason or is terminated for cause, we will have no further obligation to him other than to pay his base salary through the date of termination.

        As compensation for Ms. Sasaki's service as our vice president, chief financial officer and secretary, she will receive an annualized base salary of $200,000, effective June 1, 2010. Prior to this date her annualized base salary was $170,000. In the event Ms. Sasaki's employment is terminated due to death or disability, any options held shall vest to the same extent as they would have vested one year thereafter. Additionally, in the event that Ms. Sasaki's employment is terminated due to death or disability, to the extent that such amounts remain restricted, the restriction on 25% of the restricted stock award will immediately lapse and no additional restrictions shall lapse thereafter. Ms. Sasaki is eligible for a target bonus of 75% of her base salary if she achieves certain specific objectives to be determined by our Board of Directors.

Outstanding Equity Awards At Fiscal Year End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options—(#) Exercisable		Number of Securities Underlying Unexercised Options—(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
Chun Ki Hong	500,000	(1)	—	(1)	$7.00	8/7/2016
	100,000	(2)	—	(2)	$1.67	9/17/2017
	117,500	(3)	2,500	(3)	$2.20	1/2/2018
	31,250	(4)	18,750	(4)	$0.33	6/10/2019
	56,250	(5)	243,750	(5)	$2.21	3/17/2021
							62,500	(13)	$156,875
Gail Sasaki	25,000	(6)	—	(6)	$2.55	1/5/2016
	10,000	(7)	—	(7)	$7.00	8/14/2016
	25,000	(8)	—	(8)	$1.93	9/4/2017
	93,750	(9)	6,250	(9)	$2.05	1/4/2018
	10,625	(10)	6,250	(10)	$0.29	11/20/2018
	31,250	(11)	18,750	(11)	$0.33	6/10/2019
	14,062	(12)	60,938	(12)	$2.21	3/17/2021
							9,375	(14)	$23,531

(1)
Represents options granted under our Amended and Restated 2000 Equity Incentive Plan in connection with achieving one-time performance incentives related to our initial public offering.

(2)
Represents options granted under our Amended and Restated 2006 Equity Incentive Plan (2006 Plan) in September 2007.

(3)
Represents options granted under our 2006 Plan in January 2008. These options vest with respect to 25% of the indicated shares on the first anniversary of the grant date. Assuming continued employment with us, the remaining options will vest evenly on a monthly basis so that all options will be entirely vested on the fourth anniversary of the grant date. In the event Mr. C.K. Hong's employment with us is terminated by us without cause or by him with good reason, all options will immediately vest. In the event Mr. C. K. Hong's employment with us is terminated due to death or disability, 25% of the options (or such lesser amount as shall then be unvested) will immediately vest and no additional options will vest thereafter.

(4)
Represents options granted under our 2006 Plan in June 2009. These options vest over sixteen equal quarterly installments. In the event Mr. C.K. Hong's employment with us is terminated by us without cause or by him with good reason, all options will immediately vest. In the event Mr. C.K. Hong's employment with us is terminated due to death or disability, 25% of the options (or such lesser amount as shall then be unvested) will immediately vest and no additional options will vest thereafter.

(5)
Represents options granted under our 2006 Plan in March 2011. These options vest over sixteen equal quarterly installments. In the event Mr. C.K. Hong's employment with us is terminated by us without cause or by him with good reason, all options will immediately vest. In the event Mr. C.K. Hong's employment with us is terminated due to death or disability, 25% of the options (or such lesser amount as shall then be unvested) will immediately vest and no additional options will vest thereafter.

(6)
Represents options granted under our Amended and Restated 2000 Equity Incentive Plan in January 2006.

(7)
Represents options granted under our Amended and Restated 2000 Equity Incentive Plan in August 2006.

(8)
Represents options granted under our 2006 Plan in September 2007.

(9)
Represents options granted under our 2006 Plan in January 2008. Assuming continued employment with us, these options vest in equal quarterly installments over four years from the date of grant. In the event Ms. Sasaki's employment with us is terminated due to death or disability, 25% of the options (or such lesser amount as shall then be unvested) will immediately vest and no additional options will vest thereafter.

(10)
Represents options granted under our 2006 Plan in November 2008. Assuming continued employment with us, these options vest in equal quarterly installments over four years from the date of grant. In the event Ms. Sasaki's employment with us is terminated due to death or disability, 25% of the options (or such lesser amount as shall then be unvested) will immediately vest and no additional options will vest thereafter.

(11)
Represents options granted under our 2006 Plan in June 2009. These options vest over sixteen equal quarterly installments. In the event Ms. Sasaki's employment with us is terminated due to death or disability, 25% of the options (or such lesser amount as shall then be unvested) will immediately vest and no additional options will vest thereafter.

(12)
Represents options granted under our 2006 Plan in March 2011. These options vest over sixteen equal quarterly installments. In the event Ms. Sasaki's employment with us is terminated due to death or disability, 25% of the options (or such lesser amount as shall then be unvested) will immediately vest and no additional options will vest thereafter.

(13)
Represents restricted stock awards granted under our 2006 Plan in April 2010. These awards vest in eight equal semi-annual installments through March 7, 2014. In the event Mr. C.K. Hong's employment with us is terminated due to death or disability, restriction on 25% of the restricted stock (or such lesser amount as to which restrictions remain effective) will immediately lapse and no additional restrictions will lapse thereafter.

(14)
Represents restricted stock awards granted under our 2006 Plan in April 2010. Restrictions on these awards lapse in eight equal semi-annual installments through March 7, 2014. In the event Ms. Sasaki's employment with us is terminated due to death or disability, restriction on 25% of the restricted stock (or such lesser amount as to which restrictions remain effective) will immediately lapse and no additional restrictions will lapse thereafter.

Compensation of Non-Employee Directors

        Our non-employee directors receive annual base compensation of $30,000, which is paid in four quarterly installments, and compensation of $1,000 for each regularly scheduled board meeting, and each board committee meeting not held on the same day as a board meeting, that is attended by the director. The chairperson of our Audit Committee receives an additional $5,000 per year. All of our directors, including our non-employee directors, are reimbursed for their reasonable out-of-pocket expenses incurred in attending board and board committee meetings. Our non-employee directors are also granted options to purchase 25,000 shares of our common stock upon appointment or initial election to the Board of Directors, and prior to 2010, received a grant of options to purchase 20,000 shares of our common stock on August 1st of each year in which they continue to be a director. These option grants are subject to vesting in equal installments over four years, contingent upon continued service as a director on the vesting date, and have an exercise price equal to the fair market value of the shares of common stock underlying the option on the date of grant as determined in accordance with the terms of the 2006 Plan. In 2010 the Board voted to grant each director 8,000 shares of restricted stock annually in lieu of options to purchase 20,000 shares of common stock. The restrictions lapse ratably on a semi-annual basis over a period of four years. In February 2012, the Board voted to reinstate the practice of granting each director options to purchase 20,000 shares of common stock annually in lieu of restricted stock grants. The Board also voted to change the annual grant date to February to more closely align the timing of director equity compensation grants with the Company's employee equity compensation practices. The following table sets forth a summary of the compensation we paid to our non-employee directors in our fiscal year 2011.

Director Compensation

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Restricted Stock Awards ($)(2)	Total ($)
Richard Char	$43,003	$—	$12,080	$55,083
Nam Ki Hong(3)	$15,333	$—	$—	$15,333
Thomas F. Lagatta	$38,000	$—	$12,080	$50,080
Claude M. Leglise	$8,175	$25,410	$—	$33,585
Alan H. Portnoy	$38,000	$—	$12,080	$50,080

(1)
Represents the dollar value of the grant date fair value of fiscal 2011 awards, measured in accordance with Accounting Standards Codification Topic 718. For a discussion of the assumptions used to calculate the value of option awards, refer to Note 2 "Stock Based Compensation" of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

(2)
Represents the dollar value of the restricted stock awards calculated on the basis of the fair value of the underlying shares of our Class A common stock on the respective grant dates in accordance with FASB ASC Topic 718 and without any adjustment for estimated forfeitures. The actual value that a director will realize on each RS award will depend on the price per share of our Class A common stock at the time shares underlying the RSA's are sold. There can be no assurance that the actual value realized by a director will be at or near the grant date fair value of the RS awarded.

(3)
Mr. N.K. Hong ceased serving as a member of our board of directors on June 10, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth information regarding the ownership of our common stock as of February 15, 2012 by (a) all persons known by us to own beneficially more than 5% of our common stock, (b) each of our directors and named executive officers, and (c) all of our directors and executive officers as a group. We know of no agreements among our stockholders which relate to voting or investment power over our common stock or any arrangement the operation of which may at a subsequent date result in a change of control of us.

        Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and generally includes voting or investment power over securities. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of February 15, 2012 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that all options held by such person that are exercisable within 60 days of February 15, 2012 have been exercised. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

	Shares Beneficially Owned
Name of Beneficial Owner(1):	Number	Percent
Directors and Executive Officers:
Chun Ki Hong(2)	6,083,693	21.87%
Gail Sasaki(3)	170,469	*
Thomas F. Lagatta(4)	83,499	*
Alan H. Portnoy(4)	93,499	*
Richard J. Char (4)	28,500	*
Claude M. Leglise	—	*
All executive officers and directors as a group (6 persons)	6,459,660	22.96%

*
Represents beneficial ownership of less than 1%.

(1)
Unless otherwise indicated, the address of each director, executive officer and person beneficially owning more than 5% of the outstanding shares of our common stock is c/o Netlist Inc., 51 Discovery, Suite 150, Irvine, California 92618.

(2)
The number of shares beneficially owned by Mr. C.K. Hong includes 62,500 shares of restricted stock that are forfeitable until vested (restrictions on the shares of restricted stock lapse ratably on a semi-annual basis through March 7, 2014), 829,375 shares of common stock issuable upon the exercise of options that are or will be vested and immediately exercisable within 60 days of February 15, 2012 and 5,191,818 shares of common stock, of which 2,700,000 shares are held by Mr. C.K. Hong as trustee of the Hong-Cha Community Property Trust.

(3)
The number of shares beneficially owned by Ms. Sasaki consists of 9,375 shares of restricted stock that are forfeitable until vested (restrictions on the shares of restricted stock lapse ratably on a semi-annual basis through March 7, 2014) and 161,094 shares of common stock issuable upon the exercise of options that are or will be vested and immediately exercisable within 60 days of February 15, 2012.

(4)
The number of shares beneficially owned by each of the indicated persons includes of shares of common stock issuable upon the exercise of options that are or will be vested and immediately exercisable within 60 days of February 15,2012, 2,000 shares of stock and 14,000 shares of restricted stock that are forfeitable until vested (restrictions on the shares of restricted stock held pursuant to awards made in 2010 and 2011 lapse ratably on a semi-annual basis over a 48 month period through September 8, 2014 and September 8, 2015).

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Approval of Related Party Transactions

        Our Audit Committee has the responsibility to review with management and approve in advance any transactions or courses of dealing with related parties. The Audit Committee intends to approve only those related party transactions that are considered to be in the best interests of Netlist and our stockholders. In considering whether to approve any transaction, the Audit Committee considers such factors as it deems appropriate, which may include: (i) the related party's relationship with the Company and interest in the transaction; (ii) the material facts of the proposed transaction, including the proposed value of such transaction, or, in the case of indebtedness, the principal amount that would be involved; (iii) the benefits of the transaction to the Company; (iv) an assessment of whether the transaction is on terms that are comparable to the terms available with an unrelated party; (v) in the case of an existing transaction, the impracticability or cost of securing alternative arrangements; and (vi) such other factors as the Audit Committee deems relevant.

Related Person Transactions

        Our Vice President of Business Operations, Paik Ki Hong, is the brother of Chun Ki Hong, our president, chief executive officer and chairman of the Board of Directors, and of Nam Ki Hong, one of our former directors. During fiscal year 2011, Mr. P. K. Hong earned salary in the amount of $145,000 and earned bonus in the amount of $61,750. In addition, Mr. P. K. Hong was granted options to purchase 50,000 shares of our common stock at an exercise price of $2.21 per share. The grant date fair value recognized for Mr. P. K. Hong's option award in our fiscal 2011 computed in accordance with Accounting Standards Codification Topic 718 was $100,518. For a discussion of the assumptions used to calculate the value of option awards, refer to Note 2 "Stock Based Compensation" of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

        During fiscal year 2010, Mr. P. K. Hong earned salary in the amount of $152,000 and earned a bonus in the amount of $23,944. In addition, Mr. P.K. Hong was granted 15,000 shares of restricted stock valued at $52,350, which represents the dollar value of the award calculated based on the fair value underlying shares of our common stock on the grant date computed in accordance with Accounting Standards Codification 718.

Director Independence

        Our Board of Directors has determined that each of our directors, other than Chun Ki Hong and former director Nam Ki Hong, qualify as "independent" in accordance with the NASDAQ rules. The Board has determined that Chun Ki Hong is not independent because he is an executive officer of our company and Nam Ki Hong was not independent because he is the brother of Chun Ki Hong. In making these determinations, the Board of Directors reviewed and discussed information provided by the directors and management with regard to each director's business and personal activities as they may relate to our management.

Item 14.    Principal Accounting Fees and Services

        The Audit Committee has selected KMJ Corbin & Company LLP as our independent registered public accounting firm with respect to our financial statements for the fiscal years ending December 31, 2011 and January 1, 2011.

Fees Paid to Independent Registered Public Accounting Firm

        In connection with the audit of our consolidated financial statements for fiscal year 2011, we entered into an agreement with KMJ Corbin & Company LLP which sets forth the terms by which KMJ Corbin & Company LLP will perform audit services for the company. The following table presents the aggregate fees billed for the indicated services performed by KMJ Corbin & Company LLP during fiscal years 2011 and 2010:

	2011	2010
Audit Fees	$160,600	$167,475
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$160,600	$167,475

        Audit Fees.    Audit fees consist of the aggregate amount of fees billed to us for the fiscal years ended December 31, 2011 and January 1, 2011 by KMJ Corbin & Company LLP, the company's independent registered public accounting firm, for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements. These fees also included the review of our registration statements on Form S-3 and Form S-8 and certain other related matters such as the delivery of comfort letters and consents in connection with our registration statements.

        KMJ Corbin & Company LLP did not bill any non-audit related fees, tax fees or other fees to us in fiscal years 2011 or 2010.

Pre-approval Policies and Procedures

        Our Audit Committee's charter requires our Audit Committee to pre-approve all audit and permissible non-audit services to be performed for the Company by our independent registered public accounting firm, giving effect to the "de minimus" exception for ratification of certain non-audit services allowed by the applicable rules of the SEC, in order to assure that the provision of such services does not impair the auditor's independence. Our Audit Committee pre-approved all services performed by KMJ Corbin & Company LLP in fiscal year 2011 and concluded that such services were compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  (1)  All financial statements filed as part of this report.

  (a)
  (2)  Exhibits

3.1	(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2	(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1	(2)#	Amended and Restated 2000 Equity Incentive Plan of Netlist, Inc.

10.2	(3)	Form of Indemnity Agreement for officers and directors.

10.3	(4)#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong.

10.4	(5)#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.

10.5	(6)#	Form of Restricted Stock Award issued pursuant to the 2006 Equity Incentive Plan of Netlist, Inc.

10.6	(7)#	Stock Option Agreement dated July 1, 2009 for options to purchase 50,000 shares of the Registrant's common stock awarded to Paul Duran.

10.7	(8)#	Stock Option Agreement dated January 4, 2010 for options to purchase 100,000 shares of the Registrant's common stock awarded to Steve McClure.

10.8	(9)#	Stock Option Agreement dated June 8, 2010 for options to purchase 30,000 shares of the Registrant's common stock awarded to Lisa Roger.

10.9	(21)#	Stock Option Agreement dated January 20, 2012 for options to purchase 150,000 shares of the Registrant's common stock awarded to Gerard Yeh.

10.10	(10)	Lease (Multi-Tenant; Net), dated April 2, 2007, by and between The Irvine Company LLC, a Delaware limited liability company, and Netlist, Inc., a Delaware corporation.

10.11	(11)	Amendment to Lease, dated May 10, 2011, by and between The Irvine Company LLC, a Delaware limited liability company, and Netlist, Inc., a Delaware corporation.

10.12	(12)	Loan and Security Agreement, dated as of October 31, 2009, between Silicon Valley Bank, a California corporation, and Netlist, Inc.; Subordination Agreement, dated as of October 31, 2009, between Silicon Valley Bank, a California corporation, Netlist, Inc., and Netlist Technology Texas, L.P., a Texas limited partnership; Security Agreement entered into as of October 31, 2009 between, Silicon Valley Bank and Netlist Technology Texas LP, a Texas limited partnership; and Intellectual Property Security Agreement entered into as of October 31, 2009 by and between Silicon Valley Bank and Netlist, Inc.

10.13	(13)	Amendment to Loan Documents entered into as of March 24, 2010, by and between Silicon Valley Bank and Netlist, Inc.

10.14	(14)	Amendment to Loan Documents entered into as of June 30, 2010, by and between Silicon Valley Bank and Netlist, Inc.

10.15	(15)	Amendment to Loan Documents entered into as of September 30, 2010, by and between Silicon Valley Bank and Netlist, Inc.

10.16	(16)	Amendment to Loan Documents entered into as of May 11, 2011, by and between Silicon Valley Bank and Netlist, Inc.

10.17	(17)	Amendment to Loan Documents entered into as of August 10, 2011, by and between Silicon Valley Bank and Netlist, Inc.

10.18	(18)*	Design and Production Agreement relating to Register ASIC (the "Production Register Agreement"), dated July 31, 2008, by and between Netlist, Inc. and Toshiba America Electronic Components, Inc. ("Toshiba").

10.19	(18)*	Amendment #1 to the Production Register Agreement, dated May 22, 2009, by and between Netlist, Inc. and Toshiba.

10.20	(18)*	Amendment #1 to the Production Register Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.21	(18)*	Amendment #2 to the Production Register Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.22	(18)*	Design and Production Agreement relating to ID ASIC (the "Production ID Agreement"), dated July 31, 2008, by and between Netlist, Inc. and Toshiba.

10.23	(18)*	Amendment #1 to the Production ID Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba.

10.24	(18)*	Amendment #2 to the Production ID Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba.

10.25	(19)*	ASIC Design and Production Agreement, dated August 11, 2010, between Open Silicon, Inc. and Netlist, Inc.

10.26	(20)	Sales Agreement, dated November 21, 2011, between Netlist, Inc. and Ascendiant Capital Markets, LLC.

21.1	(21)	Subsidiaries of Netlist, Inc.

23	(21)	Consent of KMJ Corbin & Company LLP.

24.1	(21)	Power of Attorney (included on the signature page in this Part IV of this report).

31.1	(21)	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	(21)	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	(21)	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101.INS	(4)	XBRL Instance Document

101.SCH	(4)	XBRL Taxonomy Extension Schema Document

101.CAL	(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	(4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	(4)	XBRL Taxonomy Extension Definition Linkbase Document

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

(6)
Incorporated by reference to exhibit 10.2 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on May 17, 2010.

(7)
Incorporated by reference to exhibit 4.3 of the registration statement on Form S-8 of the registrant (No. 333-161834) filed with the Securities and Exchange Commission on September 10, 2009.

(8)
Incorporated by reference to exhibit 4.3 of the registration statement on Form S-8 of the registrant (No. 333-164261) filed with the Securities and Exchange Commission on January 8, 2010.

(9)
Incorporated by reference to exhibit 4.5 of the registration statement on Form S-8 of the registrant (No. 333-168330) filed with the Securities and Exchange Commission on July 27, 2010.

(10)
Incorporated by reference to exhibit number 10.1 of the current report on Form 8-K of the registrant filed with the Securities and Exchange Commission on April 6, 2007.

(11)
Incorporated by reference to exhibit 10.2 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on May 12, 2011.

(12)
Incorporated by reference to exhibit numbers 10.1, 10.2, 10.3 and 10.4 of the current report on Form 8-K of the registrant filed with the Securities and Exchange Commission on November 2, 2009.

(13)
Incorporated by reference to exhibit 10.1 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on May 17, 2010.

(14)
Incorporated by reference to exhibit 10.2 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on August 12, 2010.

(15)
Incorporated by reference to exhibit 10.1 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on November 16, 2010.

(16)
Incorporated by reference to exhibit 10.1 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on May 12, 2011.

(17)
Incorporated by reference to exhibit 10.1 of the quarterly report on Form 10-Q of the registrant filed with the Securities and Exchange Commission on August 15, 2011.

(18)
Incorporated by reference to exhibits 10.3 - 10.9 of the quarterly report on Form 10-Q/A of the registrant filed with the Securities and Exchange Commission on April 1, 2011.

(19)
Incorporated by reference to exhibit 10.2 of the quarterly report on Form 10-Q/A of the registrant filed with the Securities and Exchange Commission on August 24, 2011.

(20)
Incorporated by reference to exhibit number 10.1 of the current report on Form 8-K of the registrant filed with the Securities and Exchange Commission on November 22, 2011.

(21)
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

Date: February 28, 2012

NETLIST, INC.
By:	/s/ CHUN K. HONG Chun K. Hong President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHUN K. HONG Chun K. Hong	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2012
/s/ GAIL SASAKI Gail Sasaki	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2012
/s/ RICHARD J. CHAR Richard J. Char	Director	February 28, 2012
/s/ THOMAS F. LAGATTA Thomas F. Lagatta	Director	February 28, 2012
/s/ CLAUDE M. LEGLISE Claude M. Leglise	Director	February 28, 2012
/s/ ALAN H. PORTNOY Alan H. Portnoy	Director	February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Netlist, Inc.

        We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the "Company") as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netlist, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ CORBIN & COMPANY LLP
Costa Mesa, California
February 28, 2012

NETLIST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2011	January 1, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$10,535	$14,210
Investments in marketable securities	—	824
Accounts receivable, net of allowance for doubtful accounts of $47 (2011) and $67 (2010)	11,399	6,451
Inventories	6,057	4,509
Prepaid expenses and other current assets	806	1,396

Total current assets	28,797	27,390
Property and equipment, net	2,771	4,077
Long-term investments in marketable securities	444	890
Other assets	161	337

Total assets	$32,173	$32,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,155	$6,256
Accrued payroll and related liabilities	1,813	1,762
Accrued expenses and other current liabilities	460	369
Accrued engineering charges	450	638
Current portion of long-term debt	2,144	674

Total current liabilities	11,022	9,699
Long-term debt, net of current portion	1,118	1,063
Other liabilities	94	85

Total liabilities	12,234	10,847

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value—90,000 shares authorized; 26,390 (2011) and 25,284 (2010) shares issued and outstanding	26	25
Additional paid-in capital	92,709	89,074
Accumulated deficit	(72,740)	(67,141)
Accumulated other comprehensive loss	(56)	(111)

Total stockholders' equity	19,939	21,847

Total liabilities and stockholders' equity	$32,173	$32,694

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 31, 2011	January 1, 2011
Net sales	$60,729	$37,855
Cost of sales(1)	40,468	27,910

Gross profit	20,261	9,945

Operating expenses:
Research and development(1)	14,924	14,762
Selling, general and administrative(1)	10,705	11,041

Total operating expenses	25,629	25,803

Operating loss	(5,368)	(15,858)

Other (expense) income:
Interest expense, net	(228)	(42)
Other (expense) income, net	(56)	71

Total other (expense) income, net	(284)	29

Loss before income tax benefit	(5,652)	(15,829)
Income tax benefit	(53)	(714)

Net loss	$(5,599)	$(15,115)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.64)
Weighted-average common shares outstanding:
Basic and diluted	25,086	23,779

(1)
Amounts include stock-based compensation expense as follows:

Cost of sales	$79	$42
Research and development	600	357
Selling, general and administrative	941	1,083

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Loss

(in thousands)

	Series A Preferred Stock
			Common Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 2, 2010	—	—	20,111	$20	$71,332	$(52,026)	$(57)	$19,269
Stock-based compensation	—	—	493	—	1,482	—	—	1,482
Exercise of stock options	—	—	84	—	81	—	—	81
Repurchase of common stock	—	—	(16)	—	(49)	—	—	(49)
Exercise of warrants	—	—	18	—	23	—	—	23
Issuance of common stock	—	—	4,594	5	16,205	—	—	16,210
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	(54)	(54)
Net loss	—	—	—	—	—	(15,115)	—	(15,115)

Comprehensive loss	—	—	—	—	—	—	—	(15,169)

Balance, January 1, 2011	—	—	25,284	25	89,074	(67,141)	(111)	21,847
Stock-based compensation	—	—	11	—	1,620	—	—	1,620
Exercise of stock options	—	—	435	—	203	—	—	203
Repurchase of common stock	—	—	(37)	—	(78)	—	—	(78)
Issuance of common stock	—	—	697	1	1,890	—	—	1,891
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	55	55
Net loss	—	—	—	—	—	(5,599)	—	(5,599)

Comprehensive loss	—	—	—	—	—	—	—	(5,544)

Balance, December 31, 2011	—	—	26,390	$26	$92,709	$(72,740)	$(56)	$19,939

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net loss	$(5,599)	$(15,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,242	2,287
Amortization of deferred gain on sale and leaseback transaction	—	(108)
Realized loss on sale of investments in marketable securities	59	—
Provision for bad debts	35	35
Stock-based compensation	1,620	1,482
Changes in operating assets and liabilities:
Accounts receivable	(4,983)	(2,213)
Inventories	(1,548)	(2,277)
Prepaid expenses and other current assets	759	(542)
Other assets	129	(116)
Accounts payable	(102)	1,907
Accrued payroll and related liabilities	51	56
Accured expenses and other current liabilities	101	(777)
Accrued engineering charges	(188)	(23)

Net cash used in operating activities	(7,424)	(15,404)

Cash flows from investing activities:
Acquisition of property and equipment	(744)	(942)
Purchase of investments in marketable securities	—	(2,395)
Proceeds from maturities and sales of investments in marketable securities	1,264	5,517

Net cash provided by investing activities	520	2,180

Cash flows from financing activities:
Borrowings on lines of credit	500	4,000
Payments on lines of credit	(500)	(4,000)
Proceeds of bank term loan	2,934	1,500
Payments on debt	(1,724)	(273)
Proceeds from public offering, net	1,891	16,210
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	128	55

Net cash provided by financing activities	3,229	17,492

Net (decrease) increase in cash and cash equivalents	(3,675)	4,268
Cash and cash equivalents at beginning of year	14,210	9,942

Cash and cash equivalents at end of year	$10,535	$14,210

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1—Description of Business

        Netlist, Inc. (the "Company" or "Netlist") designs and manufactures a wide variety of high performance, logic-based memory subsystems for the global datacenter and high-performance computing and communications markets. The Company's memory subsystems consist of combinations of dynamic random access memory integrated circuits ("DRAM ICs" or "DRAM"), NAND flash memory ("NAND"), application-specific integrated circuits ("ASICs") and other components assembled on printed circuit boards ("PCBs"). Netlist primarily markets and sells its products to leading original equipment manufacturer ("OEM") customers. The Company's solutions are targeted at applications where memory plays a key role in meeting system performance requirements. The Company leverages a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit.

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

  Fiscal Year

        The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31. The 2011 and 2010 fiscal years ended on December 31, 2011 and January 1, 2011, respectively. Fiscal years 2011 and 2010 each consisted of 52 weeks.

  Reclassifications

        Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the current year presentation.

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, impairment of long-lived assets, stock-based compensation expense and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

  Revenue Recognition

        The Company's revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers ("OEMs"). Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits ("ICs"), totaling less than 1% of net revenues in 2011 and 2010.

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

        The Company generally uses customer purchase orders and/or contracts as evidence of an arrangement. Delivery occurs when goods are shipped for customers with shipping point terms and upon receipt for customers with destination terms, at which time title and risk of loss transfer to the customer. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess component inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. The Company offers a standard product warranty to our customers and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer's payment history.

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

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

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, and accounts receivable.

        The Company invests its cash equivalents primarily in money market mutual funds. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $0.5 million of FDIC insured cash and cash equivalents at December 31, 2011. Investments in marketable securities are generally in high-credit quality debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. The Company has not realized any credit losses related to these investments.

        The Company's trade accounts receivable are primarily derived from sales to OEMs in the computer industry (see Note 12). The Company performs credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. Credit quality is monitored by evaluation of credit scores and collection history. The Company believes that the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms, the high level of credit worthiness of its customers, foreign credit insurance and letters of credit issued on the Company's behalf. Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management's expectations. Potential credit losses are limited to the gross value of accounts receivable.

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

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

  Impairment of Long-Lived Assets

        The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company's management believes there is no impairment of long-lived assets as of December 31, 2011. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue, which could result in future impairment of long-lived assets.

  Warranty Reserve

        The Company offers product warranties generally ranging from one to three years, depending on the product and negotiated terms of any purchase agreements with customers. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. Warranties are not offered on sales of excess component inventory. The Company records an estimate for warranty-related costs at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs (see Note 3). Such costs have historically been within management's expectations and the provisions established.

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

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

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

  Collaborative Agreements

        In 2011, the Company entered into two memory technology Collaboration Agreements. The first agreement is a HyperCloud™ Technology Collaboration Agreement (the "IBM Agreement") with International Business Machines ("IBM"). Under the IBM Agreement, IBM and the Company have agreed to cooperate with respect to the qualification of HyperCloud™ technology for use with IBM servers and to engage in certain joint marketing efforts if qualification is achieved. IBM and the

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

Company have agreed to commit resources and funds in support of these activities. The IBM Agreement is non-exclusive.

        The second agreement is a Collaboration Agreement (the "HP Agreement") with Hewlett-Packard Company ("HP"). Under the HP Agreement, HP and the Company have agreed to cooperate with respect to the qualification of HyperCloud™ technology for use with HP servers and to engage in certain joint marketing efforts if qualification is achieved. HP and the Company have agreed to commit resources and funds in support of these activities. The HP Agreement is exclusive for a period of time. HP and the Company agree to collaborate on the future use of HyperCloud™ load reduction and rank multiplication technologies for next generation server memory for HP.

        In 2011, the Company reimbursed IBM and HP $0.2 million and $0.1 million, respectively, for the cost of certain qualification activities. The payments are included in research and development expense in the accompanying consolidated statement of operations. The Company may be required to make additional payments to both IBM and HP for joint marketing activities if and when the HyperCloud™ technology is qualified. The Company's net sales will be determined after deduction of such customer allowances, in accordance with ASC 605-50.

        There can be no assurance that the efforts undertaken under either of the IBM or HP collaboration agreements will result in any new revenues for the Company.

        Through 2011, the Company maintained a collaborative arrangement with a partner in order to develop products using certain of the Company's proprietary technology. Under the arrangement, the development partner was granted a non-exclusive license to specified intellectual property for exclusive use in the development and production of ASIC chipsets for the Company. Both the Company and the development partner provided engineering project management resources at their own expense. The development partner was entitled to non-recurring engineering fees based upon the achievement of development milestones, and to a minimum portion of the Company's purchasing allocations for the component. Expenses incurred and paid to the development partner, which were insignificant in 2011 and amounted to $0.3 million in 2010, are included in research and development expense in the accompanying consolidated statements of operations. As of December 31, 2011, the operational and financial obligations under the agreement have been fulfilled.

  Comprehensive Loss

        ASC Topic 220 establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Accumulated other comprehensive loss includes unrealized gains or losses on investments.

  Risks and Uncertainties

        The Company has invested and expects to continue to invest a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud™ memory subsystem. This new design and the products it is incorporated into are subject to increased risks as compared to the Company's existing products. The Company may be unable to achieve customer or market acceptance of the HyperCloud™ memory subsystem or other new products, or achieve such acceptance in a timely manner. The Company has experienced a longer qualification cycle than

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

anticipated with its HyperCloud™ memory subsystems, and as of December 31, 2011 the product has not generated significant revenue relative to the Company's investment in the product. The Company has entered into collaborative agreements with both HP and IBM pursuant to which these OEMs have agreed to cooperate with the Company in efforts to qualify HyperCloud™ for use in their respective products. If qualification is achieved by one or both of these OEMs, the qualifying OEM will engage with the Company in joint marketing and further product development efforts. The Company and each of the OEMs have committed financial and other resources toward the collaboration. There can be no assurance that the efforts undertaken pursuant to either of the collaborative agreements will result in any new revenues for the Company. Further delays or any failure in placing or qualifying this product with HP, IBM or other potential customers would adversely impact the Company's results of operations.

        The Company's operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi ("RMB"), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company's operations and operating results may be negatively impacted. Restricted net assets of our subsidiary in the PRC totaled $0.6 million and $2.0 million at December 31, 2011 and January 1, 2011, respectively.

  Foreign Currency Remeasurement

        The functional currency of the Company's foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant in 2011 and 2010.

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

method. In periods of losses, basic and diluted loss per share are the same, as the effect of stock options and unvested restricted share awards on loss per share is anti-dilutive.

  New Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-4, Fair Value Measurement ("ASU 11-4"). ASU 11-4 amends existing guidance to achieve convergence in measurement and disclosure between U.S. Generally Accepted Accounting Standards ("GAAP") and International Financial Reporting Standards ("IFRS"). ASU 11-4 is effective for fiscal year 2012. The Company is currently evaluating the impact that ASU 11-4 will have on its consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income ("ASU 11-5"). ASU 11-5 amends existing guidance to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. ASU 11-5 is effective for fiscal year 2012. The Company is currently evaluating the impact that ASU 11-4 will have on its consolidated financial statements.

Note 3—Supplemental Financial Information

  Inventories

        Inventories consist of the following (in thousands):

	December 31, 2011	January 1, 2011
Raw materials	$4,312	$2,631
Work in process	237	171
Finished goods	1,508	1,707

	$6,057	$4,509

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3—Supplemental Financial Information (Continued)

  Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

	Estimated Useful Lives	December 31, 2011	January 1, 2011
Machinery and equipment	3-7 yrs.	$8,130	$7,595
Leasehold improvements	*	1,817	1,795
Furniture and fixtures	5 yrs.	457	457
Computer equipment and software	3-7 yrs.	3,365	3,099

		13,769	12,946
Less accumulated depreciation and amortization		(10,998)	(8,869)

		$2,771	$4,077

*
Estimated useful life is generally 7 years, or the remaining lease term, whichever is shorter.

        Included in property and equipment are assets under capital leases with a cost of approximately $0.5 million and $0.6 million and accumulated amortization of approximately $0.1 million and $0.1 million at December 31, 2011 and January 1, 2011, respectively. Amortization of assets recorded under capital leases is included as a component of depreciation and amortization expense.

  Warranty Liability

        The following table summarizes the activity related to the warranty liability (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011
Beginning balance	$194	$240
Estimated cost of warranty claims charged to cost of sales	342	271
Cost of actual warranty claims	(347)	(317)

Ending balance	$189	$194
Less current portion	(94)	(109)

Long-term warranty obligations	$95	$85

        The allowance for warranty liabilities expected to be incurred within one year is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The allowance for warranty liabilities expected to be incurred after one year is included as a component of other liabilities in the accompanying consolidated balance sheets.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3—Supplemental Financial Information (Continued)

  Facility Relocation Costs

        In accordance with ASC Topic 420, the Company recorded accruals related to the 2007 sublet of its former domestic headquarters facility and the 2009 sublet of a portion of its current headquarters facility. The master lease on the former facility and both subleases reached the conclusion of their terms in 2010. The Company determined that its estimates regarding the net payments due under the subleases exceeded its actual liability. As a result, the Company reversed approximately $61,000 of its accrual for facility relocation costs. The reversal of the accrual is included as a component of selling, general and administrative expense in the accompanying consolidated statement of operations for 2010.

        The following table summarizes the activity and liability balance related to the facility relocation costs (in thousands):

Liability balance, January 2, 2010	$84
Charged to costs and expenses	(61)
Net payments	(23)

Liability balance, January 1, 2011	$—

  Comprehensive Loss

        The components of comprehensive loss, net of taxes, consist of the following (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011
Net loss	$(5,599)	$(15,115)
Other comprehensive loss:
Change in net unrealized loss on investments
Unrealized loss transferred from other comprehensive loss to earnings	59	—
Net unrealized loss on investments, net of tax	(4)	(54)

Total comprehensive loss	$(5,544)	$(15,169)

        Accumulated other comprehensive loss reflected on the consolidated balance sheets at December 31, 2011 and January 1, 2011 represents accumulated net unrealized losses on investments in marketable securities.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3—Supplemental Financial Information (Continued)

  Computation of Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	December 31, 2011	January 1, 2011
Basic and diluted net loss per share:
Numerator: Net loss	$(5,599)	$(15,115)

Denominator: Weighted-average common shares outstanding, basic and diluted	25,086	23,779

Basic and diluted net loss per share	$(0.22)	$(0.64)

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

	Year Ended
	December 31, 2011	January 2, 2011
Common share equivalents	1,455	1,948

        The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the years then ended.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3—Supplemental Financial Information (Continued)

  Cash Flow Information

        The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$227	$96

Income taxes	$4	$(715)

Supplemental disclosure of non-cash investing and financing acitivies:
Purchase of equipment through capitalized lease obligations	$117	$351

Debt financed acquisition of assets	$169	$199

Purchase of equipment not paid for at the end of the year	$2	$292

Unrealized losses from investments in marketable securities	$4	$54

Note 4—Fair Value Measurements

        The following tables detail the fair value measurements within the fair value hierarchy of the Company's investments in marketable securities (in thousands):

		Fair Value Measurements at December 31, 2011 Using
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$5,600	$5,600	$—	$—
Auction and variable floating rate notes	444	—	—	444

Total	$6,044	$5,600	$—	$444

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4—Fair Value Measurements (Continued)

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

        The following tables summarize the Company's assets measured at fair value on a recurring basis as presented in the Company's consolidated balance sheets at December 31, 2011 and January 1, 2011:

		Fair Value Measurements at December 31, 2011 Using
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5,600	$5,600	$—	$—
Long-term marketable securities	444	—	—	444

Total assets measured at fair value	$6,044	$5,600	$—	$444

		Fair Value Measurements at January 1, 2011 Using
	Fair Value at January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,654	$12,654	$—	$—
Short-term marketable securities	824	—	824	—
Long-term marketable securities	890	—	—	890

Total assets measured at fair value	$14,368	$12,654	$824	$890

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4—Fair Value Measurements (Continued)

        The following table provides a reconciliation of the beginning and ending balances for the Company's assets measured at fair value using Level 3 inputs (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011
Beginning balance	$890	$941
Sales of available-for-sale marketable securities	(441)	—
Realized loss included in other income (expense), net	(59)	—
Unrealized loss transferred from other comprehensive loss to earnings	59	—
Unrealized loss included in accumulated other comprehensive loss	(4)	(50)
Accrued interest	(1)	(1)

Ending balance	$444	$890

Note 5—Investments in Marketable Securities

        Investments in marketable securities consist of the following at December 31, 2011 and January 1, 2011 (in thousands):

	December 31, 2011
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Auction and variable floating rate notes	$500	$(56)	$444

	January 1, 2011
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Corporate notes and bonds	$824	$—	$824
Auction and variable floating rate notes	1,001	(111)	890

	$1,825	$(111)	$1,714

        Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method. Other than the sale of one of the Company's auction rate securities, described below, there were no sales of available-for-sale securities prior to maturity in 2011 or 2010.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5—Investments in Marketable Securities (Continued)

        The following table provides the breakdown of investments in marketable securities with unrealized losses at December 31, 2011 and January 1, 2011 (in thousands):

	December 31, 2011
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction and variable floating rate notes	$—	$—	$444	$(56)

	January 1, 2011
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction and variable floating rate notes	$—	$—	$890	$(111)

        As of December 31, 2011 and January 1, 2011, the Company held one and two investments, respectively, that were in an unrealized loss position. Excluding its auction rate securities, there were no gross unrealized gains or losses on the marketable securities held at January 1, 2011.

        The following tables present the amortized cost and fair value of the Company's investments in marketable securities classified as available-for-sale at December 31, 2011 and January 1, 2011 by contractual maturity (in thousands):

	December 31, 2011
	Amortized Cost	Fair Value
Maturity
Greater than two years*	$500	$444

	January 1, 2011
	Amortized Cost	Fair Value
Maturity
Less than one year	$824	$824
Greater than two years*	1,001	890

	$1,825	$1,714

*
Comprised of auction rate securities which generally have interest rate reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5—Investments in Marketable Securities (Continued)

  Auction Rate Securities

        Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of December 31, 2011, the Company held one investment in a Baa1 rated auction rate debt securities of a municipality with a total purchase cost of $0.5 million. An additional A3 rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education with a total purchase cost of $0.5 million was owned at January 1, 2011, and disposed of in June 2011 for a realized loss of $59,000.

        The Company does not believe that the current illiquidity of its remaining investment in auction rate securities will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when full liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying security may be called by the issuer. Given these and other uncertainties, the Company's investments in auction rate securities have been classified as long-term in the accompanying consolidated balance sheets. The Company has concluded that the estimated gross unrealized losses on these investments, which totaled approximately $56,000 and $111,000 at December 31, 2011 and January 1, 2011, respectively, are temporary because (i) the Company believes that the liquidity limitations that have occurred are due to general market conditions, (ii) the remaining auction rate security continues to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold this investment until a recovery in the market occurs.

Note 6—Credit Agreement

        On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank, which was amended on March 24, 2010, June 30, 2010, September 30, 2010, May 11, 2011 and August 10, 2011 (the "Credit Agreement"). Currently, the Credit Agreement provides for a line of credit pursuant to which the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million. The Company has the option to increase credit availability to $15.0 million at any time through the maturity date of September 30, 2013, subject to the conditions of the Credit Agreement.

        The Credit Agreement contains an overall sublimit of $10.0 million to collateralize the Company's contingent obligations under letters of credit, foreign exchange contracts and cash management services. Amounts outstanding under the overall sublimit reduce the amount available pursuant to the Credit Agreement. At December 31, 2011, letters of credit in the amount of $2.0 million with expiration dates through October 31, 2012 were outstanding.

        Interest on the line of credit provided by the Credit Agreement is payable monthly at either (i) prime (4.00% at December 31, 2011) plus 1.25%, as long as the Company maintains $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%. Additionally, the Credit Agreement requires payments for an unused line, as well as anniversary and early termination fees, as applicable.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 6—Credit Agreement (Continued)

        The following table presents details of interest expense related to borrowings on the lines of credit, along with certain other applicable information (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011
Interest expense	$35	$39

	December 31, 2011	January 1, 2011
Availability under the revolving line of credit	$7,797	$5,100
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	(2,022)	(2,900)

Unutilized borrowing availability under the revolving line of credit	$5,775	$2,200

        In connection with the September 30, 2010 amendment to the Credit Agreement, Silicon Valley Bank extended a $1.5 million term loan under the Credit Agreement, which bears interest at a rate of prime plus 2.00% ("Term Loan I"). The Company is required to make monthly principal payments of $41,666 of over the 36 month term of the loan, or $0.5 million annually. Term Loan I matures in September 2013. In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan ("Term Loan II"), and extended the term of the existing credit facility through September 2013. The Term Loan II bears interest at a rate of prime plus 2.75%, and is payable in equal installments of $125,000 over the 24 month term of the loan, or $1.5 million annually. Term Loan II matures in May 2013.

        The term loans are classified in long-term debt in the accompanying consolidated balance sheets.

        All obligations under the Credit Agreement are secured by a first priority lien on the Company's tangible and intangible assets. The Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company's liquidity and tangible net worth and restrictions on the payment of dividends. As of December 31, 2011, the Company was in compliance with its financial covenants.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Long-Term Debt

        Long-term debt consists of the following (in thousands):

	December 31, 2011	January 1, 2011
Obligations under capital leases (see Note 9)	$300	$362
Term Loan I (see Note 6)	875	1,375
Term Loan II, net of issuance cost of $38 (see Note 6)	2,087	—

	3,262	1,737
Less current portion	(2,144)	(674)

	$1,118	$1,063

        The Company has purchased manufacturing and computer equipment through the use of various capital leases that mature at various dates through October 2013 (see Note 9). The interest rates on these leases vary between 6.0% and 6.8%.

        As of December 31, 2011, maturities of long-term debt were as follows (in thousands):

Fiscal Year
2012	$2,182
2013	1,118

Total payments on long-term debt	3,300
Debt discount	(38)

Long-term debt	$3,262

        Interest expense related to the Company's long-term debt is presented in the following table (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011
Interest expense	$202	$56

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 8—Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2011	January 1, 2011
Deferred tax assets:
Reserves and allowances	$1,995	$1,844
State taxes, net of federal income tax benefit	—	1
Depreciation and amortization	682	375
Other accruals	331	316
Compensatory stock options and rights	2,150	1,949
Other	25	48
Tax credit carryforwards	1,949	1,296
Operating loss carryforward	12,306	11,513
Foreign operating loss carryforward	1,031	878

Total deferred tax assets	20,469	18,220

Deferred tax liabilities:
Prepaid expenses	(199)	(203)

Total deferred tax liabilities	(199)	(203)

Subtotal	20,270	18,017

Valuation allowance	(20,270)	(18,017)

	$—	$—

        The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 31, 2011 and January 1, 2011, a valuation allowance of $20.3 million and $18.0 million, respectively, has been provided based on the Company's assessment that it is more likely than not, that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by approximately $2.3 million and $5.9 million during the years ended December 31, 2011 and January 1, 2011, respectively, primarily related to the increase in the net operating loss carryforward.

        At December 31, 2011, the Company has approximately $32.3 million of federal net operating loss ("NOL") carryforwards which begin to expire in year 2029, and approximately $24.2 million of state net operating loss carryforwards which begin to expire in year 2017, and Federal and state tax credit carryforwards of approximately $0.9 million and $1.0 million, respectively at December 31, 2011. Federal tax credit carryforwards begin to expire in 2026 and state tax credits carry forward indefinitely. In addition, the Company has approximately $7.6 million of operating loss carryforwards in the PRC that begin to expire in 2012.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 8—Income Taxes (Continued)

        The deferred tax asset at December 31, 2011 does not include approximately $1.4 million and $1.6 million of excess tax benefits from employee stock option exercises that are a component of the federal and state net operating loss carryover, respectively. The Company's stockholders' equity balance will be increased if and when such excess tax benefits are ultimately realized.

        For financial reporting purposes, loss before benefit of income taxes includes the following components (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011
United States	$(4,207)	$(13,827)
Foreign	(1,445)	(2,002)

	$(5,652)	$(15,829)

        The Company's income tax benefit consists of the following (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011
Current:
Federal	$(55)	$(728)
State	2	14

Total current	(53)	(714)

Deferred:
Federal	(1,516)	(4,209)
State	(582)	(894)
Foreign	(157)	(801)
Change in valuation allowance	2,255	5,904

Total deferred	—	—

Income tax benefit	$(53)	$(714)

        During 2010, the Company carried back approximately $1.7 million of gross net operating losses under the Worker, Homeownership, and Business Act and received a federal income tax refund of approximately $0.7 million. During 2011, the Company reduced its unrecognized tax benefits by approximately $0.1 million as a result of a lapse in a federal statute of limitations.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 8—Income Taxes (Continued)

        A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company's loss before income taxes to the income tax benefit is as follows:

	Year Ended
	December 31, 2011	January 1, 2011
U.S. federal statutory tax	35%	35%
Valuation allowance	(25)	(26)
Loss from foreign subsidiary	(9)	(4)

Effective income tax benefit rate	1%	5%

  Unrecognized Tax Benefits

        The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Balance at January 2, 2010	$77
Reversal of liability for expiration of statute of limitations	—
Accrual of potential interest related to unrecognized tax benefits	—

Balance at January 1, 2011	77
Reversal of liability for expiration of statute of limitations	(55)
Accrual of potential interest related to unrecognized tax benefits	—

Balance at December 31, 2011	$22

        Unrecognized tax benefits of tax positions, if recognized, would affect the Company's annual effective tax rate.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Interest and penalty accruals were insignificant at December 31 and January 1, 2011.

        The Company files tax returns with federal, state and foreign jurisdictions. The Company is no longer subject to IRS or state examinations for periods prior to 2007 although certain carryforward attributes that were generated prior to 2007 may still be adjusted by the IRS.

  Tax Holidays

        In 2008, the Company began operating under tax holidays in the PRC, which are effective from January 2008 through December 2012. Since the Company operated at a loss in the PRC in 2011 and 2010, it did not realize any benefit to its consolidated results of operations attributable to the tax holidays.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9—Commitments and Contingencies

Leases

        The Company leases certain of its facilities and equipment under non-cancelable operating leases that expire at various dates through 2017. Rental expense, net of amortization of deferred gain and sublease income, is presented in the following table (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011
Rental expense	$1,065	$895

        The Company also has acquired certain equipment through the use of various capital leases, some of which contain bargain purchase options.

        In December 2005, the Company sold the building containing its manufacturing facility and the related land in Irvine, California to an unrelated third party for gross proceeds of approximately $1.9 million. Concurrent with the sale, the Company entered into an agreement to lease the property back. The Company accounted for the lease as an operating lease. In connection with the sale, the Company recognized a gain of approximately $0.6 million which was deferred and amortized into income ratably over the term of the lease-back which expired in 2010. The Company amortized approximately $108,000 of the gain in 2010, which is recorded as a reduction of rent expense in the accompanying consolidated statement of operations.

        A summary of future minimum payments under both capital and operating lease commitments as of December 31, 2011 is as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2012	$196	$562
2013	122	444
2014	—	243
2015	—	213
2016	—	207
Thereafter	—	34

Total minimum lease payments	318	$1,703

Less amount representing interest	(18)

Present value of future minimum lease payments (see Note 7)	$300

Litigation and Patent Reexaminations

        The Company owns numerous patents and intends to vigorously protect its rights through litigation against parties that infringe and through defense of challenges made by way of reexamination requests with the United States Patent and Trademark Office ("USPTO"). The Company spends substantial resources protecting its intellectual property, and these activities may continue for the foreseeable future. There can be no assurance that any ongoing or future litigation or patent protection activities

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9—Commitments and Contingencies (Continued)

will be successful. The outcome of pending litigation and patent reexaminations, as well as any delay in their resolution, could affect the Company's ability to protect against competition in the current and expected markets for its products and to license its intellectual property in the future.

  Google Litigation

        In May 2008, the Company initiated discussions with Google, Inc. ("Google") regarding the Company's claim that Google has infringed on a U.S. patent owned by the Company, U.S. Patent No. 7,289,386 ("the '386 patent"), which relates generally to rank multiplication in memory modules. Preemptively, Google filed a declaratory judgment lawsuit against the Company in the U.S. District Court for the Northern District of California (the "Northern District Court"), seeking a declaration that Google did not infringe the '386 patent and that the '386 patent is invalid. The Company filed a counterclaim for infringement of the '386 patent by Google. Claim construction proceedings were held in November 2009, and the Company prevailed on every disputed claim construction issue. In June 2010, the Company filed motions for summary judgment of patent infringement and dismissal of Google's affirmative defenses. In May 2010, Google requested and was later granted an Inter Partes Reexamination of the '386 patent by the USPTO. The reexamination proceedings are described below. Pending the conclusion of the reexamination, the Northern District Court granted Google's request to stay the litigation, and has therefore not ruled on the Company's motions for summary judgement.

        In December 2009, the Company filed a patent infringement lawsuit against Google in the Northern District Court, seeking damages and injunctive relief based on Google's infringement of U.S. Patent No. 7,619,912 ("the '912 patent"), which is related to the '386 patent and relates generally to rank multiplication. In February 2010, Google answered the Company's complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on Netlist's activities in the JEDEC standard-setting organization. The counterclaim seeks unspecified compensatory damages. Accruals have not been recorded for loss contingencies related to Google's counterclaim because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated. In October 2010, Google requested and was later granted an Inter Partes Reexamination of the '912 patent by the USPTO. The reexamination proceedings are described below. In connection with the reexamination request, the Northern District Court granted the Company and Google's joint request to stay the '912 patent infringement lawsuit against Google until the completion of the reexamination proceedings.

  Inphi Litigation

        In September 2009, the Company filed a patent infringement lawsuit against Inphi Corporation ("Inphi") in the U.S. District Court for the Central District of California (the "Central District Court"). The complaint, as amended, alleges that Inphi is contributorily infringing and actively inducing the infringement of U.S. patents owned by the Company, including the '912 patent, U.S. Patent No. 7,532,537 ("the '537 patent"), which relates generally to memory modules with load isolation and memory domain translation capabilities, and U.S. Patent No. 7,636,274 ("the '274 patent"), which is related to the '537 patent and relates generally to load isolation and memory domain translation technologies. The Company is seeking damages and injunctive relief based on Inphi's use of its

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9—Commitments and Contingencies (Continued)

patented technology. Inphi has denied infringement and has asserted to the court that the three patents are invalid. In April 2010, Inphi requested and was later denied an Inter Partes Reexaminations of the '912, '537 and '274 patents by the USPTO. In June 2010, Inphi submitted new requests and was later granted an Inter Partes Reexaminations of the '912, '537 and '274 patents by the USPTO. The reexamination proceedings are described below. In connection with the reexamination requests, Inphi filed a motion to stay proceedings with the Central District Court, which was granted and later extended through at least February 2012. The Central District Court has requested that the Company notify it within one week of any action taken by the USPTO in connection with the reexamination proceedings, at which time the Central District Court could decide to maintain or lift the stay.

        In November 2009, Inphi filed a patent infringement lawsuit against the Company alleging infringement of two Inphi patents generally related to memory module output buffers. In April 2011 the court dismissed the entire case without prejudice pursuant to a joint stipulation filed by Inphi and the Company under which each party agreed to bear its own costs and attorney's fees. The case is now closed.

  '386 Patent Reexamination

        As noted previously, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the '386 patent by the USPTO. In October 2010, Smart Modular, Inc. ("SMOD") requested and was later granted an Inter Partes Reexamination of the '386 patent. The reexaminations requested by Google and SMOD were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and SMOD filed their comments to the Company's response in October 2011. The reexamination of the '386 patent remains open and will continue in accordance with established procedures for merged reexamination proceedings.

  '912 Patent Reexamination

        As noted previously, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the '912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the '912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the '912 patent. However, in October 2010, Google and SMOD each filed and were later granted requests for reexamination of the '912 patent. In February 2011, the USPTO merged the Inphi, Google and SMOD '912 reexamination requests into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the '912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi, Google, and SMOD filed their comments on the Company's response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the '912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9—Commitments and Contingencies (Continued)

claims, and making arguments as to the validity of the rejected claims in view of cited references. The reexamination of the '912 patent remains open and will continue in accordance with established procedures for merged reexamination proceedings.

  '627 Patent Reexamination

        In September 2011, SMOD filed a request for reexamination of U.S. Pat. No. 7,864,627 ("the '627 patent") issued to the Company on January 4, 2011. The '627 patent is related to the '912 patent. In November 2011, the USPTO granted SMOD's request for reexamination of the '627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. The reexamination of the '627 patent remains open and will continue in accordance with established Inter Partes Reexamination procedures.

  '537 Patent Reexamination

        As noted previously, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the '537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the '537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company's response in January 2011. In June 2011, the USPTO issued an Action Closing Prosecution ("ACP") which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company's response in September 2011. The USPTO issued a Right of Appeal Notice in February 2012, in which the claims rejection has been withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company. Either party has one month to file a notice of appeal with the USPTO. However, in accordance with established Inter Partes Reexamination procedures, if no party files a timely notice of appeal, then the reexamination of the '537 patent will be concluded and the Director of the USPTO will proceed to issue and publish a certificate under 37 CFR 1.997.

  '274 Patent Reexamination

        As noted previously, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the '274 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the '274 patent by the USPTO. In September 2011, the USPTO issued a Non-Final Action, confirming the patentability of six claims. The Company has responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company's response in November 2011. The reexamination of the '274 patent remains open and will continue in accordance with established Inter Partes Reexamination procedures.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9—Commitments and Contingencies (Continued)

  Other Concluded Litigation

        In March 2010, Ring Technologies Enterprises filed a patent infringement lawsuit against Dell and its forty-two of its suppliers. In July 2011 the court dismissed all claims in this action against the Company, without prejudice, with each party to bear its own costs, expenses and attorney's fees. The case against the Company is now closed.

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

Note 10—Stockholders' Equity

  Serial Preferred Stock

        The Company's authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares were outstanding at December 31, 2011 or January 1, 2011.

  Common Stock

        On March 24, 2010, the Company sold 4,594,250 shares of common stock in a registered public offering. The shares were sold to the public at a price of $3.85 per share. The Company received net proceeds of $16.2 million, after underwriting discounts and commissions, and estimated expenses payable by the Company.

        In November 2011, the Company entered into a sales agreement with Ascendiant Capital Markets LLC ("Ascendiant"), whereby shares with a total value of up to $10.0 million may be released for sale to the public at the discretion of management at a price equal to the current market price in an "at-the-market" offering as defined in Rule 415 under the Securities Act of 1933. In December 2011, the Company received net proceeds of approximately $1.9 million raised through the sale of 697,470 shares. The sales agreement with Ascendiant expires in November 2014.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 10—Stockholders' Equity (Continued)

  Stock-Based Compensation

        During 2011 and 2010, the Company cancelled 37,422 and 16,329 shares of common stock, respectively, valued at approximately $78,000 and $49,000, respectively, in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares.

        The Company is incorporated in the state of Delaware, and as such, is subject to various state laws which may restrict the payment of dividends or purchase of treasury shares.

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

        Subject to certain adjustments, as of December 31, 2011, the Company was authorized to issue a maximum of 4,205,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At December 31, 2011, the Company had 149,590 shares available for grant under the 2006 Plan. At December 31, 2011, an additional 170,000 shares were reserved for issuance upon exercise of inducement grants. Options granted under the 2000 Plan, the 2006 Plan and outside the equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 10—Stockholders' Equity (Continued)

        A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—January 2, 2010	4,298	$2.41
Options granted	868	3.12
Options exercised	(84)	0.96
Options cancelled	(448)	2.48

Options outstanding—January 1, 2011	4,634	2.57
Options granted	1,455	2.21
Options exercised	(435)	0.47
Options cancelled	(286)	2.89

Options outstanding—December 31, 2011	5,368	$2.62	6.1	4,031

Options exercisable—December 31, 2011	3,570	$2.89	4.7	3,052

Options exercisable and expected to vest—December 31, 2011	5,117	$2.65	5.9	3,924

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20 - $1.00	1,395	3.9	$0.29	1,127	3.1	$0.29
$1.01 - $3.00	2,753	7.6	$2.19	1,336	5.9	$2.19
$3.01 - $5.00	275	7.2	$3.85	181	6.6	$3.87
$5.01 - $8.45	945	4.7	$6.96	926	4.7	$6.97

	5,368	6.1	$2.62	3,570	4.7	$2.89

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 10—Stockholders' Equity (Continued)

        A summary of the Company's restricted stock awards is presented below (shares in thousands):

	Restricted Stock Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Balance outstanding at January 2, 2010	—	$—
Restricted stock granted	528	3.46
Restricted stock vested	(67)	3.45
Restricted stock forfeited	(35)	3.45

Balance outstanding at January 1, 2011	426	3.46
Restricted stock granted	24	1.51
Restricted stock vested	(118)	3.47
Restricted stock forfeited	(13)	3.31

Balance outstanding at December 31, 2011	319	$3.32

        The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	December 31, 2011	January 1, 2011
Expected term (in years)	6.0	5.6
Expected volatility	135%	143%
Risk-free interest rate	2.12%	1.95%
Expected dividends	—	—

Weighted-average grant date fair value per share	$2.01	$2.84

Grant date fair value of options vested	$1,269	$1,931

Intrinsic value of options exercised (in thousands)	$960	$259

        The weighted-average fair value per share of the restricted stock granted in 2011 and 2010 was calculated based on the fair market value of the Company's common stock on the respective grant dates. The grant date fair value of restricted stock vested was $0.2 million in both 2011 and 2010.

        At December 31, 2011, the amount of unearned stock-based compensation currently estimated to be expensed from 2012 through 2015 related to unvested common stock options and restricted stock awards is approximately $3.6 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 10—Stockholders' Equity (Continued)

  Warrants

        The Company has issued warrants to purchase shares of its common stock to certain non-employees for services rendered or to be rendered in the future. Such warrants are issued outside of the 2000 Plan and 2006 Plan. A summary of the warrant activity is presented below:

	Number of Shares (in thousands)	Weighted- Average Exercise Price
Warrants outstanding—January 2, 2010	18	$1.25
Warrants exercised	(18)	1.25

Warrants outstanding—January 1, 2011	—	$—

        There were no warrants issued, exercised or cancelled in the year ended December 31, 2011. Warrants outstanding at January 2, 2010 were classified as equity. Upon the exercise of warrants in 2010, the Company issued new shares from its authorized shares.

Note 11—401(k) Plan

        The Company sponsors a 401(k) defined contribution plan. Employees are eligible to participate in this plan provided they are employed full-time and have reached 21 years of age. Participants may make pre-tax contributions to the plan subject to a statutorily prescribed annual limit. Each participant is fully vested in his or her contributions and investment earnings. The Company may make matching contributions on the contributions of a participant on a discretionary basis. No contributions have been made in the years ended December 31, 2011 or January 1, 2011.

Note 12—Major Customers and Suppliers

        The Company's product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company's net sales as follows:

	Year Ended
	December 31, 2011	January 1, 2011
Customer A	70%	59%
Customer B	*	19%

*
less than 10% of net sales

        Sales of the Company's NVvault products represented 66% and 54% of net sales in 2011 and 2010, respectively.

        The Company's accounts receivable primarily are concentrated with one customer at December 31, 2011, representing approximately 80%; and two customers at January 1, 2011, representing approximately 75% and 13% of aggregate gross receivables. A significant reduction in sales to, or the

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 12—Major Customers and Suppliers (Continued)

inability to collect receivables from, a significant customer could have a material adverse impact on the Company.

        The Company's purchases have historically been concentrated in a small number of suppliers. The following table sets forth purchases from suppliers comprising 10% or more of the Company's total purchases as follows:

	Year Ended
	December 31, 2011	January 1, 2011
Supplier A	24%	10%
Supplier B	*	11%
Supplier C	*	10%

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

        To date, a majority of the Company's international sales relate to shipments of products to its U.S. customers' international manufacturing sites or third- party hubs. Net sales derived from shipments to international destinations, primarily to Hong Kong (including foreign subsidiaries of customers that are headquartered in the U.S.), represented approximately 83% and 70% of the Company's net sales in 2011 and 2010, respectively. All of the Company's net sales to date have been denominated in U.S. dollars.

        As of December 31, 2011 and January 1, 2011, approximately $1.5 million and $2.3 million of the Company's long-lived assets, net of depreciation and amortization, respectively, were located outside the U.S., primarily in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 14—Subsequent Events

        Subsequent events have been evaluated through the date that the consolidated financial statements were issued. There were no reportable subsequent events.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 15—Quarterly Summary (Unaudited, in thousands except share and per share data)

	Three Months Ended
	December 31, 2011	October 1, 2011	July 2, 2011	April 2, 2011
Net sales	$16,381	$16,347	$16,001	$12,000
Cost of sales(1)	10,389	10,819	11,064	8,196

Gross profit	5,992	5,528	4,937	3,804
Operating expenses:
Research and development(1)	3,502	3,983	3,755	3,684
Selling, general and administrative(1)	2,694	2,511	2,583	2,917

Total operating expenses	6,196	6,494	6,338	6,601

Operating income (loss)	(204)	(966)	(1,401)	(2,797)
Other income (expense):
Interest income (expense), net	(81)	(72)	(50)	(25)
Other expense, net	2	1	(59)	—

Total other income (expense), net	(79)	(71)	(109)	(25)

Income (loss) before provision (benefit) for income taxes	(283)	(1,037)	(1,510)	(2,822)
Provision (benefit) for income taxes	(56)	2	1	—

Net income (loss)	$(227)	$(1,039)	$(1,511)	$(2,822)

Net income (loss) per common share:
Basic and diluted	$(0.01)	$(0.04)	$(0.06)	$(0.11)
Weighted-average common shares outstanding:
Basic and diluted	28,306	25,029	24,988	24,881

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 15—Quarterly Summary (Unaudited, in thousands except share and per share data) (Continued)

	Three Months Ended
	Jaunuary 1, 2011	October 2, 2010	July 3, 2010	April 3, 2010
Net sales	$10,096	$10,565	$9,304	$7,890
Cost of sales(1)	6,807	7,545	7,486	6,072

Gross profit	3,289	3,020	1,818	1,818
Operating expenses:
Research and development(1)	3,606	4,958	3,190	3,008
Selling, general and administrative(1)	2,878	2,986	2,607	2,570

Total operating expenses	6,484	7,944	5,797	5,578

Operating income (loss)	(3,195)	(4,924)	(3,979)	(3,760)
Other income (expense):
Interest income (expense), net	(43)	(3)	3	1
Other expense, net	—	—	4	67

Total other income (expense), net	(43)	(3)	7	68

Income (loss) before provision (benefit) for income taxes	(3,238)	(4,927)	(3,972)	(3,692)
Provision (benefit) for income taxes	(1)	12	2	(727)

Net income (loss)	$(3,237)	$(4,939)	$(3,974)	$(2,965)

Net income (loss) per common share:
Basic and diluted	$(0.13)	$(0.20)	$(0.16)	$(0.14)
Weighted-average common shares outstanding:
Basic and diluted	25,188	24,799	24,780	20,688

        Each of the Company's quarters in fiscal 2011 and 2010 is comprised of 13 weeks.