Form 10-Q
period 2012-03-31
NETLIST INC
filed 2012-05-15
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

28,332,724 shares outstanding at April 30, 2012

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

		(audited)
	(unaudited) March 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$13,874	$10,535
Accounts receivable, net	10,333	11,399
Inventories	7,704	6,057
Prepaid expenses and other current assets	1,806	806
Total current assets	33,717	28,797

Property and equipment, net	2,563	2,771
Long-term investments in marketable securities	451	444
Other assets	128	161
Total assets	$36,859	$32,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,225	$6,155
Accrued payroll and related liabilities	1,625	1,813
Accrued expenses and other current liabilities	1,191	460
Accrued engineering charges	450	450
Current portion of long-term debt	995	2,144
Total current liabilities	11,486	11,022
Long-term debt, net of current portion	1,850	1,118
Other liabilities	80	94
Total liabilities	13,416	12,234
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 28,275 (2012) and 26,390 (2011) shares issued and outstanding	28	26
Additional paid-in capital	97,285	92,709
Accumulated deficit	(73,821)	(72,740)
Accumulated other comprehensive loss	(49)	(56)
Total stockholders’ equity	23,443	19,939
Total liabilities and stockholders’ equity	$36,859	$32,173

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	March 31,	April 2,
	2012	2011

Net sales	$13,967	$12,000
Cost of sales(1)	8,531	8,196
Gross profit	5,436	3,804
Operating expenses:
Research and development(1)	3,842	3,684
Selling, general and administrative(1)	2,609	2,917
Total operating expenses	6,451	6,601
Operating loss	(1,015)	(2,797)
Other (expense) income:
Interest expense, net	(71)	(25)
Other income, net	5	—
Total other expense, net	(66)	(25)
Loss before provision for income taxes	(1,081)	(2,822)
Provision for income taxes	—	—
Net loss	$(1,081)	$(2,822)
Net loss per common share:
Basic and diluted	$(0.04)	$(0.11)

Weighted-average common shares outstanding:
Basic and diluted	26,729	24,881

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$35	$13
Research and development	192	142
Selling, general and administrative	296	198

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	March 31,	April 2,
	2012	2011

Net loss	$(1,081)	$(2,822)
Other comprehensive loss:
Net unrealized gain on investments in marketable securities, net of tax	7	8
Total comprehensive loss	$(1,074)	$(2,814)

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,	April 2,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,081)	$(2,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	535	581
Stock-based compensation	523	353
Changes in operating assets and liabilities:
Accounts receivable	1,066	(2,171)
Inventories	(1,647)	(2,793)
Prepaid expenses and other current assets	(20)	825
Other assets	33	90
Accounts payable	1,070	2,090
Accrued payroll and related liabilities	(188)	108
Accrued expenses and other current liabilities	(83)	(19)
Accrued engineering charges	—	463
Net cash provided by (used in) operating activities	208	(3,295)
Cash flows from investing activities:
Acquisition of property and equipment	(317)	(110)
Proceeds from maturities and sales of investments in marketable securities	—	825
Net cash (used in) provided by investing activities	(317)	715
Cash flows from financing activities:
Borrowings on line of credit	—	500
Payments on line of credit	—	(500)
Payments on debt	(607)	(263)
Proceeds from public offering, net	3,573	—
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	482	(6)
Net cash provided by (used in) financing activities	3,448	(269)
Increase (decrease) in cash and cash equivalents	3,339	(2,849)
Cash and cash equivalents at beginning of period	10,535	14,210
Cash and cash equivalents at end of period	$13,874	$11,361

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Note 1—Description of Business

Netlist, Inc. (the “Company”, “Netlist”or “our”) designs and manufactures a wide variety of high performance, logic-based memory subsystems for the global datacenter and high-performance computing and communications markets. The Company’s memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”).  Netlist primarily markets and sells its products to leading original equipment manufacturer (“OEM”) customers.  The Company’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements.  The Company leverages a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2012.

The condensed consolidated financial statements included herein as of March 31, 2012 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of March 31, 2012, and the condensed consolidated results of its operations, comprehensive loss, and cash flows for the three months ended March 31, 2012 and April 2, 2011.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31.  For fiscal 2012, the Company’s fiscal year is scheduled to end on December 29, 2012 and will consist of 52 weeks. Each of the Company’s first three quarters in a fiscal year is comprised of 13 weeks.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs. Revenues also include sales of excess component inventories to distributors and other users of memory integrated circuits (“ICs”).  Such sales amounted to less than $0.1 million for each of the three month periods ended March 31, 2012 and April 2, 2011.

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

The Company invests its cash equivalents primarily in money market mutual funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $4.4 million of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insured cash and cash equivalents at March 31, 2012.  Investments in marketable securities are generally in high-credit quality debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions.  The Company has not incurred any credit losses related to these investments.

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

Inventories

Inventories are valued at the lower of actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, the Company evaluates its ending inventory quantities on hand and on order and records a provision for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. In addition, the Company considers changes in the market value of components in determining the net realizable value of its inventory. Once established, lower of cost or market write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to seven years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of March 31, 2012. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

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

Collaborative Arrangement

In 2011, the Company entered into two memory technology Collaboration Agreements.  The first agreement is a HyperCloud™ Technology Collaboration Agreement (the “IBM Agreement”) with International Business Machines (“IBM”).  Under the IBM Agreement, IBM and the Company have agreed to cooperate with respect to the qualification of HyperCloud™ technology for use with IBM servers and to engage in certain joint marketing efforts if qualification is achieved.  IBM and the Company have agreed to commit resources and funds in support of these activities.  The IBM Agreement is non-exclusive.

The second agreement is a Collaboration Agreement (the “HP Agreement”) with Hewlett-Packard Company (“HP”).  Under the HP Agreement, HP and the Company have agreed to cooperate with respect to the qualification of HyperCloud™ technology for use with HP servers and to engage in certain joint marketing efforts if qualification is achieved.  HP and the Company have agreed to commit resources and funds in support of these activities.  The HP Agreement is exclusive for a period of time.  HP and the Company agree to collaborate on the future use of HyperCloud™ load reduction and rank multiplication technologies for next generation server memory for HP.

In the fourth quarter of 2011, the Company reimbursed IBM and HP $0.2 million and $0.1 million, respectively, for the cost of certain qualification activities.  The Company reimbursed HP an additional $0.4 million in the quarter ended March 31, 2012.  The payments are included in research and development expense in the condensed consolidated statements of operations.  The Company expects to make additional payments of $0.8 million and $0.5 million to IBM and HP, respectively for joint HyperCloud™ marketing activities.  The $0.8 million payment to IBM is included in prepaid expenses and other accrued liabilities in the March 31, 2012 unaudited condensed consolidated balance sheet, as milestones that trigger the payment were achieved in March 2012.  The Company will amortize payments made to its OEM customers based on the greater of actual unit shipments to the OEM compared with estimated total shipments over the term of the Collaboration Agreement, or straight-line amortization over the term of the agreement.  The Company’s net sales will be determined after deduction of the amortization of customer allowances for marketing activities, in accordance with ASC 605-50.

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

Risks and Uncertainties

The Company has invested and expects to continue to invest a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud™ memory subsystem. This new design and the products it is incorporated into are subject to increased risks as compared to the Company’s existing products.  The Company may be unable to achieve customer or market acceptance of the HyperCloud™ memory subsystem or other new products, or achieve such acceptance in a timely manner.  The Company has experienced a longer qualification cycle than anticipated with its HyperCloud™ memory subsystems, and as of March 31, 2012 the product has not generated significant revenue relative to the Company’s investment in the product.  The Company has entered into collaborative agreements with both HP and IBM pursuant to which these OEMs have agreed to cooperate with the Company in efforts to qualify HyperCloud™ for use in their respective products.  After qualification is achieved by one or both of these OEMs, the qualifying OEM will engage with the Company in joint marketing and further product development efforts.  The Company and each of the OEMs have committed financial and other resources toward the collaboration.  There can be no assurance that the efforts undertaken pursuant to either of the collaborative agreements will result in any new revenues for the Company.  Further delays or any failure in placing or qualifying this product with HP, IBM or other potential customers would adversely impact the Company’s results of operations.

The Company’s operations in the People’s Republic of China (“PRC”) are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in China, in particular.  Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments.  If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted.  Restricted net assets of the Company’s subsidiary in the PRC totaled $0.1 million and $0.6 million at March 31, 2012 and December 31, 2011, respectively.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three months ended March 31, 2012 or April 1, 2011.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, excluding unvested shares issued pursuant to restricted share awards under the Company’s share-based compensation plans.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, computed using the treasury stock method.  In periods of losses, basic and diluted loss per share are the same, as the effect of stock options and unvested restricted share awards on loss per share is anti-dilutive.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, Fair Value Measurement (“ASU 11-4”).  ASU 11-4 amends existing guidance to achieve convergence in measurement and disclosure between U.S. Generally Accepted Accounting Standards (“GAAP”) and International Financial Reporting Standards (“IFRS”).  ASU 11-4 is effective for fiscal year 2012.  The adoption of ASU 11-4 did not impact the Company’s results of operations or its financial position.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (“ASU 11-5”).  ASU 11-5 amends existing guidance to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS.   ASU 11-5 is effective for fiscal year 2012.  The adoption of ASU 11-5 did not impact the Company’s results of operations or its financial position.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2012	2011

Raw materials	$5,381	$4,312
Work in process	951	237
Finished goods	1,372	1,508
	$7,704	$6,057

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Three Months Ended
	March 31,	April 2,
	2012	2011

Beginning balance	$189	$194
Estimated cost of warranty claims charged to cost of sales	54	98
Cost of actual warranty claims	(42)	(104)
Ending balance	201	188
Less current portion	(121)	(103)
Long-term warranty obligations	$80	$85

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,	April 2,
	2012	2011

Basic and diluted net loss per share:
Numerator: Net loss	$(1,081)	$(2,822)
Denominator: Weighted-average common shares outstanding, basic and diluted	26,729	24,881
Basic and diluted net loss per share	$(0.04)	$(0.11)

The following table sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively computed using the treasury stock method.  These potential common shares have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the periods then ended (in thousands):

	Three Months Ended
	March 31,	April 2,
	2012	2011
Common share equivalents	1,259	1,614

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended
	March 31,	April 2,
	2012	2011
Customer:
Customer A	85%	70%

The Company’s accounts receivable are concentrated with one customer at March 31, 2012 and December 31, 2011, representing approximately 91% and 80%, respectively, of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.  The Company mitigates risk associated with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Three Months Ended
	March 31,	April 2,
	2012	2011

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment not paid for at the end of the period	$—	$25
Debt financed acquisition of assets	$180	$169
Change in unrealized gain (loss) from investments in marketable securities	$7	$8
Contractual marketing funds due to collaboration partners	$800	$—

Note 4—Fair Value Measurements

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s assets (in thousands):

		Fair Value Measurements at March 31, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$5,602	$5,602	$—	$—
Auction and variable floating rate notes	451	—	—	451
Total	$6,053	$5,602	$—	$451

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$5,600	$5,600	$—	$—
Auction and variable floating rate notes	444	—	—	444
Total	$6,044	$5,600	$—	$444

The following tables summarize the Company’s assets measured at fair value on a recurring basis as presented in the Company’s condensed consolidated balance sheets at March 31, 2012 and December 31, 2011:

		Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$5,602	$5,602	$—	$—
Long-term marketable securities	451	—	—	451
Total assets measured at fair value	$6,053	$5,602	$—	$451

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$5,600	$5,600	$—	$—
Long-term marketable securities	444	—	—	444
Total assets measured at fair value	$6,044	$5,600	$—	$444

Fair value measurements using Level 3 inputs in the table above relate to the Company’s investments in auction rate securities. Level 3 inputs are unobservable inputs used to estimate the fair value of assets or liabilities and are utilized to the extent that observable inputs are not available (see Note 5).

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended
	March 31,	April 2,
	2012	2011

Beginning balance	$444	$890
Unrealized income included in other comprehensive loss	7	8
Ending balance	$451	$898

Note 5—Investments in Marketable Securities

Investments in marketable securities consist of the following (in thousands):

	March 31, 2012
		Net
	Amortized	Unrealized	Fair
	Cost	Loss	Value

Auction and variable floating rate notes	$500	$(49)	$451

	December 31, 2011
		Net
	Amortized	Unrealized	Fair
	Cost	Loss	Value

Auction and variable floating rate notes	$500	$(56)	$444

Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method.  Other than the sale of one of the Company’s auction rate securities in the second fiscal quarter of 2011, there were no sales of available-for-sale securities prior to maturity in 2012 or 2011.  Net realized gains and losses recorded were not significant in any of the periods reported upon.

The following table provides the breakdown of investments in marketable securities with unrealized losses (in thousands):

March 31, 2012
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Auction and variable floating rate notes	$—	$—	$451	$(49)

December 31, 2011
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Auction and variable floating rate notes	$—	$—	$444	$(56)

As of March 31, 2012 and December 31, 2011, the Company held one investment that was in an unrealized loss position.

Auction Rate Securities

Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of March 31, 2012 and December 31, 2011, the Company held one investment in a Baa1 rated auction rate debt security of a municipality with a total purchase cost of $0.5 million.  An additional A3 rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education with a total purchase cost of $0.5 million was disposed of in June 2011 for a realized loss of approximately $59,000.

The Company does not believe that the current illiquidity of its auction rate security investment will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when full liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying security may be called by the issuer. Given these and other uncertainties, the Company’s auction rate security investment has been classified as long-term in the accompanying condensed consolidated balance sheets. To estimate their fair value the Company used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying security, and illiquidity consideration. The Company has concluded that the estimated gross unrealized loss on this investments, which totaled approximately $49,000 and $56,000 at March 31, 2012 and December 31, 2011, respectively, is temporary because (i) the Company believes that the liquidity limitations that have occurred are due to general market conditions, (ii) the auction rate security continues to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold this investment until a recovery in the market occurs.

Other Investments in Marketable Securities

The Company maintains an investment portfolio of various holdings, types and maturities. The Company invests in instruments that meet high quality credit standards, as specified in its investment policy guidelines. These guidelines generally limit the amount of credit exposure to any one issue, issuer or type of instrument.  Excluding its auction rate security, there were no unrealized gains or losses at March 31, 2012 or December 31, 2011.

The following table presents the amortized cost and fair value of the Company’s investments in marketable securities classified as available-for-sale at March 31, 2012 by contractual maturity (in thousands):

	March 31, 2012
	Amortized	Fair
	Cost	Value

Maturity
Greater than two years*	$500	$451

*	Comprised of auction rate securities which generally have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

Note 6—Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank, which was amended on March 24, 2010, June 30, 2010, September 30, 2010, May 11, 2011 August 10, 2011 and May 14, 2012 (as amended, the “Credit Agreement”).  Currently, the Credit Agreement provides that the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million.  The Company has the option to increase credit availability to $15.0 million at any time through the maturity date of September 30, 2014, subject to the conditions of the Credit Agreement.

Prior to the May 14, 2012 amendment, the Credit Agreement contained an overall sublimit of $10.0 million to collateralize the Company’s contingent obligations under letters of credit and other financial services.  Amounts outstanding under the overall sublimit reduced the amount available pursuant to the Credit Agreement.  At March 31, 2012, letters of credit in the amount of $3.0 million were outstanding.  The letters of credit expire on October 31, 2012. As a result of the May 14, 2012 amendment, letters of credit and other financial services are no longer subject to borrowing base sublimits and will not reduce the amount that may be borrowed under the revolving line of credit. Rather, the Company has an additional credit facility for up to $3.0 million in letters of credit through September 30, 2014.

Interest on the line of credit provided by the Credit Agreement is payable monthly at either (i) prime plus 1.25%, as long as the Company maintains $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%.   Additionally, the Credit Agreement requires payment of an unused line, as well as anniversary and early termination fees, as applicable.

The following table presents details of interest expense related to borrowings on revolving credit lines, along with certain other applicable information (in thousands):

	Three Months Ended
	March 31,	April 2,
	2012	2011

Interest expense	$23	$2

The following table presents details of the Company’s outstanding borrowings and availability under our line of credit as adjusted for the May 14, 2012 amendment described above (in thousands):

	March 31,	December 31,
	2012	2011
Availability under the revolving line of credit	$7,224	$7,797
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	—	(2,022)
Unutilized borrowing availability under the revolving line of credit	$7,224	$5,775

In connection with the September 30, 2010 amendment to the Credit Agreement, Silicon Valley Bank extended a $1.5 million term loan under the Credit Agreement, bearing interest at a rate of prime plus 2.00% (“Term Loan I”).  The Company was required to make monthly principal payments of $41,666 over the 36 month term of the loan, or $0.5 million annually.  In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan (“Term Loan II”), bearing interest at a rate of prime plus 2.75%. The Company was required to make monthly principal payments of $125,000 over the 24 month term of the loan, or $1.5 million annually.  In May 2012, Silicon Valley Bank consolidated both term loans and extended additional credit, resulting in a combined balance of $3.5 million (the “Consolidated Term Loan”).  The Consolidated Term Loan is payable in 36 installments of $97,222, beginning December 2012, and bears interest at a rate of prime plus 2.50%.  Interest is payable monthly from the date of funding through final payoff of the loan.

Term Loan I and Term Loan II are classified in long-term debt in the accompanying condensed consolidated balance sheets.  The current portion of the term loans reflects the payment terms of the Consolidated Term Loan.

All obligations under the Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets.  The Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends.  As of March 31, 2012, the Company was in compliance with its financial covenants.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2012	2011

Term Loan I	$750	$875
Term Loan II, net of unamortized issuance cost of $28 (2012) and $38 (2011)	1,722	2,087
Obligations under capital leases	252	300
Note payable to others	121	—
	2,845	3,262
Less current portion	(995)	(2,144)
	$1,850	$1,118

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended
	March 31,	April 2,
	2012	2011

Interest expense	$51	$26

Note 8—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

Three Months Ended
	March 31,	April 2,
	2012	2011

Provision for income taxes	$—	$—
Effective tax rate	—%	—%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of March 31, 2012 and December 31, 2011. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company had unrecognized tax benefits at March 31, 2012 and December 31, 2011 of approximately $0.02 million that, if recognized, would affect the Company’s annual effective tax rate.

Note 9—Commitments and Contingencies

Litigation and Patent Reexaminations

The Company owns numerous patents and intends to vigorously assert patent rights against infringers through civil litigation and to defense its patents against challenges made by way of reexamination requests with the United States Patent and Trademark Office (“USPTO”). The Company spends substantial resources in various activities to protect its intellectual property, and these activities may continue for the foreseeable future. There can be no assurance that any ongoing or future litigation or patent protection activities will be successful. The outcome of pending litigation and patent reexaminations, as well as any delay in their resolution, could affect the Company’s ability to license its intellectual property in the future or to protect against competition in the current and expected markets for its products.

Google Litigation

In May 2008, the Company initiated discussions with Google, Inc. (“Google”) regarding the Company’s claim that Google has infringed on a U.S. patent owned by the Company, U.S. Patent No. 7,289,386 (“the ‘386 patent”), which relates generally to rank multiplication in memory modules. Preemptively, Google filed a declaratory judgment lawsuit against the Company in the U.S. District Court for the Northern District of California (the “Northern District Court”), seeking a declaration that Google did not infringe the ‘386 patent and that the ‘386 patent is invalid. The Company filed a counterclaim for infringement of the ‘386 patent by Google. Claim construction proceedings were held in November 2009, and the Company prevailed on every disputed claim construction issue. In June 2010, the Company filed motions for summary judgment of patent infringement and dismissal of Google’s affirmative defenses. In May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. The reexamination proceedings are described below. Pending the conclusion of the reexamination, the Northern District Court granted Google’s request to stay the litigation, and has therefore not ruled on the Company’s motions for summary judgement.

In December 2009, the Company filed a patent infringement lawsuit against Google in the Northern District Court, seeking damages and injunctive relief based on Google’s infringement of U.S. Patent No. 7,619,912 (“the ‘912 patent”), which is related to the ‘386 patent and relates generally to rank multiplication. In February 2010, Google answered the Company’s complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on Netlist’s activities in the JEDEC standard-setting organization. The counterclaim seeks unspecified compensatory damages. Accruals have not been recorded for loss contingencies related to Google’s counterclaim because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated. In October 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. The reexamination proceedings are described below. In connection with the reexamination request, the Northern District Court granted the Company and Google’s joint request to stay the ‘912 patent infringement lawsuit against Google until the completion of the reexamination proceedings.

Inphi Litigation

In September 2009, the Company filed a patent infringement lawsuit against Inphi Corporation (“Inphi”) in the U.S. District Court for the Central District of California (the “Central District Court”). The complaint, as amended, alleges that Inphi is contributorily infringing and actively inducing the infringement of U.S. patents owned by the Company, including the ‘912 patent, U.S. Patent No. 7,532,537 (“the ‘537 patent”), which relates generally to memory modules with load isolation and memory domain translation capabilities, and U.S. Patent No. 7,636,274 (“the ‘274 patent”), which is related to the ‘537 patent and relates generally to load isolation and memory domain translation technologies. The Company is seeking damages and injunctive relief based on Inphi’s use of its patented technology. Inphi has denied infringement and has asserted to the court that the three patents are invalid. In April 2010, Inphi requested and was later denied an Inter Partes Reexaminations of the ‘912, ‘537 and ‘274 patents by the USPTO. In June 2010, Inphi submitted new requests and was later granted an Inter Partes Reexaminations of the ‘912, ‘537 and ‘274 patents by the USPTO. The reexamination proceedings are described below. In connection with the reexamination requests, Inphi filed a motion to stay proceedings with the Central District Court, which was granted and later extended through at least February 2012. The Central District Court has requested that the Company notify it within one week of any action taken by the USPTO in connection with the reexamination proceedings, at which time the Central District Court could decide to maintain or lift the stay.

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

‘386 Patent Reexamination

As noted previously, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. In October 2010, Smart Modular, Inc. (“SMOD”) requested and was later granted an Inter Partes Reexamination of the ‘386 patent. The reexaminations requested by Google and SMOD were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and SMOD filed their comments to the Company’s response in October 2011. The reexamination of the ‘386 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘912 Patent Reexamination

As noted previously, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the ‘912 patent. However, in October 2010, Google and SMOD each filed and were later granted requests for reexamination of the ‘912 patent. In February 2011, the USPTO merged the Inphi, Google and SMOD ‘912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ‘912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi, Google, and SMOD filed their comments on the Company’s response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the ‘912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Google, Inphi and SMOD filed their comments to the Company’s response in February 2012. The USPTO determined that SMOD comments to be defective, and issued a notice to SMOD to rectify and refile the comments within 15 days from the mailing date of the notice. SMOD filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012.  The reexamination of the ‘912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘627 Patent Reexamination

In September 2011, SMOD filed a request for reexamination of U.S. Pat. No. 7,864,627 (“the ‘627 patent”) issued to the Company on January 4, 2011. The ‘627 patent is related to the ‘912 patent. In November 2011, the USPTO granted SMOD’s request for reexamination of the ‘627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. SMOD filed its comments to the Company’s response in March 2012. The USPTO determined that SMOD’s comments are defective and issued a notice to SMOD to rectify and refile the comments within 15 days from the mailing date of the notice.  SMOD filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012.  The reexamination of the ‘627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

‘537 Patent Reexamination

As noted previously, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company’s response in January 2011. In June 2011, the USPTO issued an Action Closing Prosecution (“ACP”) which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company’s response in September 2011. The USPTO issued a Right of Appeal Notice (“RAN”) in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company.  Inphi filed a notice of appeal in March 2012, and its opening appeal brief is due by May 2012.  The Company and the Examiner will have an opportunity to respond to Inphi’s appeal brief and, if the Examiner maintains his position, the Company and the USPTO examiner will jointly defend the patent in a hearing with the USPTO, in accordance with established procedures for Inter Partes Reexamination.

‘274 Patent Reexamination

As noted previously, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘274 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘274 patent by the USPTO. In September 2011, the USPTO issued a Non-Final Action, confirming the patentability of six claims. The Company has responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company’s response in November 2011. The USPTO issued an ACP in March 2012, which confirmed the patentability of one hundred and four (104) claims in view of all the previously submitted comments by both Inphi and the Company.  The Company is awaiting the issuance of a RAN with respect to the ‘274 patent.  The reexamination of the ‘274 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

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

Note 10—Stockholders’ Equity

Common Stock

In November 2011, the Company entered into a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant”), whereby shares with a total value of up to $10.0 million may be released for sale to the public at the discretion of management at a price equal to the current market price in an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933.  Since November 2011, the Company has received net proceeds of approximately $5.5 million, including approximately $3.6 million raised through the sale of 1,036,830 shares in the three months ended March 31, 2012. In the three months ended March 31, 2012 the Company paid commissions to Ascendiant, in connection with these sales, of 3.5%, or approximately $130,000. The sales agreement with Ascendiant expires in November 2014.

During the three months ended March 31, 2012 and April 2, 2011, the Company cancelled 13,433 and 19,730 shares of common stock, respectively, valued at approximately $48,000 and $47,000, respectively, in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Subject to certain adjustments, as of March 31, 2012, the Company was authorized to issue a maximum of 5,405,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions.  At March 31, 2012, the Company had 78,965 shares available for grant under the 2006 Plan.  At March 31, 2012, an additional 301,250 shares were reserved for issuance upon exercise of inducement grants.  Options granted under the 2000 Plan, the 2006 Plan and outside the equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.  Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the three months ended March 31, 2012 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
	Number	Average
	of	Exercise
	Shares	Price
Options outstanding at December 31, 2011	5,368	$2.62
Options granted	1,522	3.50
Options exercised	(878)	0.60
Options cancelled	(104)	2.51
Options outstanding at March 31, 2012	5,908	$3.16

The intrinsic value of options exercised in the three months ended March 31, 2012 was $2.4 million.

A summary of the Company’s restricted stock awards as of and for the three months ended March 31, 2012 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-
		Date
	Number	Fair
	of	Value
	Shares	per Share
Balance outstanding at December 31, 2011	319	$3.32
Restricted stock forfeited	(16)	3.49
Restricted stock vested	(60)	3.37
Balance outstanding at March 31, 2012	243	$3.30

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Three Months Ended
	March
	31,	April 2,
	2012	2011
Expected term (in years)	6.1	6.0
Expected volatility	127%	136%
Risk-free interest rate	1.12%	2.19%
Expected dividends	—	—
Weighted-average grant date fair value per share	$3.11	$2.02

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The grant date fair value of restricted stock vested was $0.2 million and $0.1 million in the three months ended March 31, 2012 and April 2, 2011, respectively.

At March 31, 2012, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2012 through fiscal 2015 related to unvested common stock options and restricted stock awards is approximately $6.8 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.3 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At March 31, 2012 and December 31, 2011, approximately $1.3 million and $1.5 million of the Company’s long-lived assets, net of depreciation and amortization, respectively, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 12—Subsequent Events

As further described in Note 6, on May 14, 2012, the Company amended its Credit Agreement with Silicon Valley Bank.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011  and subsequent reports on Form 8-K, which discuss our business in greater detail.

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; the success of product partnerships;continuing development, qualification and volume production of EXPRESSvault™, NVvault™, HyperCloud™ and VLP Planar-X RDIMM; the timing and magnitude of the anticipated decrease in sales to our key customer; our ability to leverage our NVvault™ technology in a more diverse customer base; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined by the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC.  Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our Products

HypercloudTM

In November 2009, we introduced HyperCloud™ DDR3 memory technology.  HyperCloud™ utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction technology that increases memory bandwidth.  We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing.  In February 2012 and May 2012, we achieved memory qualification of HyperCloud™ at IBM and HP, respectively.

In November 2011, we introduced the world’s first 32GB two-virtual rank RDIMM integrating HyperCloud™ with our proprietary Planar-X technology.  The new memory modules enable up to 768GB of DRAM memory in next generation two-processor servers.  Additionally, we announced collaborative agreements with each of Hewlett-Packard Company (“HP”) and International Business Machines (“IBM”), pursuant to which these OEMs have agreed to cooperate with us in efforts to qualify HyperCloud™ memory products for use with their respective products.  HP and IBM have agreed to engage with us in joint marketing and further product development efforts.  We and each of the OEMs have committed financial and other resources toward the collaboration.  However, the efforts undertaken under either of the collaborative agreements may not result in any new revenues for us.

NVvaultTM

In February 2010, we announced general availability of NVvaultTM battery-free, a non-volatile cache memory subsystem targeting RAID storage applications.  NVvaultTM battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. Unlike our traditional battery-powered fault tolerant cache product which relied solely on batteries to power the cache, NVvaultTM battery-free utilizes a combination of DRAM for high throughput performance and flash for extended data retention.  The introduction of NVvaultTM battery-free, as well as the launch of the current version of the battery-powered module in connection with Dell introduction of the PERC 7 line of servers in December 2009, has resulted in RAID controller subsystem revenues of $10.8 million, or 77.5% of total revenues for the three months ended March 31, 2012.  We expect a decline in NVvault™ sales to Dell through 2013 following Intel’s launch of its Romley platform in the first quarter of 2012.  This reduction in sales could have a significant impact on our revenues and gross profit as soon as the second quarter of 2012.  In order to leverage our NVvault™ technology into a more diverse customer base, we continue to pursue additional qualifications of NVvault™ with other customers. We also introduced EXPRESSvault™in March 2011, and we are in the process of qualifying next generation DDR3NVvault™ with customers.  While, nearly 100% of 2010 sales were made to Dell, as a result of our diversification efforts, approximately 5% or revenues for each of the three month periods ended March 31, 2012 and April 2, 2011 were to other customers.

Specialty Memory Modules and Flash-Based Products

The remainder of our revenues arose primarily from OEM sales of specialty memory modules and flash-based products, the majority of which were utilized in data center and industrial applications.  When developing custom modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit.  Revenues from our specialty modules and flash-based products are subject to fluctuation as a result of the life cycles of the products into which our modules are incorporated.  Our ability to continue to produce revenues from specialty memory modules and flash-based products is dependent on our ability to qualify our products on new platforms as current platforms reach the end of their lifecycles, and on the state of the global economy.

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. One customer represented approximately 85% and 70% of our net sales for the three months ended March 31, 2012 and April 2, 2011, respectively.

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

Fair Value of Financial Instruments.  Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments.  Other than for certain investments in auction rate securities, the fair value of our cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs.  The fair value of our auction rate securities is determined based on Level 3 inputs. We recognize transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

Income Taxes.  Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the condensed consolidated financial statements, calculated at enacted tax rates for expected periods of realization. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Because we have operated at a loss for an extended period of time, we did not recognize deferred tax assets related to losses incurred in 2012 or 2011.  In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record an income tax benefit or a reduction to income tax expense in the period of such realization.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,	April 2,
	2012	2011

Net sales	100%	100%
Cost of sales	61	68
Gross profit	39	32
Operating expenses:
Research and development	27	31
Selling, general and administrative	19	24
Total operating expenses	46	55
Operating loss	(7)	(23)
Other (expense) income:
Interest expense, net	(1)	(1)
Other income, net	—	—
Total other expense, net	(1)	(1)
Loss before provision for income taxes	(8)	(24)
Provision for income taxes	—	—
Net loss	(8)%	(24)%

Three Months Ended March 31, 2012 Compared to Three Months Ended April 2, 2011

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three months ended March 31, 2012 and April 2, 2011 (in thousands, except percentages):

	Three Months Ended
	March 31,	April 2,		%
	2012	2011	Change	Change

Net sales	$13,967	$12,000	$1,967	16%
Cost of sales	8,531	8,196	335	4%
Gross profit	$5,436	$3,804	$1,632	43%
Gross margin	39%	32%	7%

Net Sales.  The increase in net sales for the three months ended March 31, 2012 as compared with the three months ended April 2, 2011 resulted primarily from increases of approximately (i) $3.2 million in sales of NVvault™ non-volatile cache systems used in RAID controller subsystems, including $1.6  million from NVvault™ battery-free, the flash-based cache system that became generally available in 2010, (ii) $0.4 million in sales of HyperCloud™ memory modules and (iii) $0.3 million in sales of VLP RDIMM products, resulting from existing and new customer qualifications, offset by a decrease of $1.9 million of specialty memory module sales primarily used in industrial applications as one customer slowed production as a result of its product nearing the end of its life.

Gross Profit and Gross Margin.  The overall improvements in gross profit are due to increased sales and manufacturing volume, as well as a shift in sales toward higher margin products.  Gross profit for the three months ended March 31, 2012 as compared to the three months ended April 2, 2011 increased due to the 16% increase in net sales between the two periods, resulting in an improved ability to absorb fixed manufacturing costs.  These volume-based improvements were augmented by decreased DRAM prices, which positively affected margins in some product categories. As noted previously, the expected decline in Dell NVvault™ sales could have a significant impact on our revenue and gross profit as early as the second quarter of 2012.

Research and Development.

The following table presents research and development expenses for the three months ended March 31, 2012 and April 2, 2011 (in thousands, except percentages):

	Three Months Ended
	March
	31,	April 2,		%
	2012	2011	Change	Change

Research and development	$3,842	$3,684	$158	4%

The increase in research and development expense in the three months ended March 31, 2012 as compared to the three months ended April 2, 2011  resulted primarily from increases of (i) $0.3 million in internal engineering headcount costs, as the we invested in further development of our HyperCloud™ products and (ii) $0.3 million in material expenses related to product builds and testing, primarily related to our HyperCloud™ products, partially offset by decreases of (i) $0.3 million in non-recurring engineering charges for supply partners engaged in new product development activities (ii) $0.1 million in professional and outside services.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three months ended March 31, 2012 and April 2, 2011 (in thousands, except percentages):

	Three Months Ended
	March
	31,	April 2,		%
	2012	2011	Change	Change

Selling, general and administrative	$2,609	$2,917	$(308)	(11)%

Selling, general and administrative expense decreased by $0.3 million for the three months ended March 31, 2012 as compared to the three months ended April 2, 2011, as we improved operating efficiency.

Other (Expense) Income.

The following table presents other (expense) income for the three months ended March 31, 2012 and April 2, 2011 (in thousands, except percentages):

	Three Months Ended
	March
	31,	April 2,		%
	2012	2011	Change	Change

Interest expense, net	$(71)	$(25)	$(46)	184%
Other income, net	5	—	5	—%
Total other expense, net	$(66)	$(25)	$(41)	164%

The increase in interest expense for the three months ended March 31, 2012 compared with the three months ended April 2, 2011 was the result of the term loan that originated in May 2011.

Other income, net, for the three months ended March 31, 2012 was insignificant.

Provision for Income Taxes.

The following table presents the provision for income taxes for the three months ended March 31, 2012 and April 2, 2011 (in thousands, except percentages):

	Three Months Ended
	March 31,	April 2,		%
	2012	2011	Change	Change

Provision for income taxes	$—	$—	$—	—%

We did not record a benefit of income taxes for the three months ended March 31, 2012 and April 2, 2011, as tax benefits resulting from operating losses generated were fully reserved.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations.  We have also funded our operations with a revolving line of credit and term loans under our bank credit facility, capitalized lease obligations and from the sale and leaseback of our former domestic manufacturing facility.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	March 31,	December 31,
	2012	2011
Working Capital	$22,231	$17,775

Cash and cash equivalents(1)	$13,874	$10,535
Long-term marketable securities	451	444
	$14,325	$10,979

(1) Included in working capital

Our working capital increased in the three months ended March 31, 2012 primarily as a result of $3.6 million in funds raised through sales of our common stock through our sales agreement with Ascendiant, and the renegotiated payment structure of our term loans, which resulted in a $1.3 million reduction in the current portion of long-term debt. Both of these transactions are described under Capital Resources below.

Cash Provided by and Used in the Three Months Ended March 31, 2012 and April 2, 2011

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,	April 2,
	2012	2011

Net cash provided by (used in):
Operating activities	$208	$(3,295)
Investing activities	(317)	715
Financing activities	3,448	(269)
Net increase (decrease) in cash and cash equivalents	$3,339	$(2,849)

Operating Activities.  Net cash provided by operating activities for the three months ended March 31, 2012 was primarily the result of cash provided by changes in operating assets and liabilities of approximately $0.2 million.  Net losses of $1.1 million were offset by $1.1 million in non-cash operating expense, primarily comprised of depreciation and amortization and stock-based compensation, resulting in a neutral effect on our cash position.  Net cash used in operating activities for the three months ended April 2, 2011 was primarily a result of (i) net loss of approximately $2.8 million and (ii) cash used by changes in operating assets and liabilities of approximately $1.4 million, partially offset by approximately $0.9 million in net non-cash operating expenses, primarily comprising depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $1.1 million during the three months ended March 31, 2012 primarily as a result of the decrease in our net sales during the period compared with the fourth quarter of 2011. We continue to be successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.  Inventories increased approximately $1.6 million during the three months ended March 31, 2012 as we continued the qualification process and prepared for production of our HyperCloud™ and high-density VLP products.  During the three months ended March 31, 2012 and April 2, 2011, we were able to partially fund the growth in our current assets through an increase in accounts payable of $1.1 million and $2.1 million, respectively, primarily from component vendors.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2012 was the result of the acquisition of $0.3 million in property and equipment. Net cash provided by investing activities for the three months ended April 2, 2011 was primarily the result of sales of marketable securities of $0.8 million, offset by the acquisition of $0.1 million in property and equipment.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2012 was primarily the result of net proceeds of $3.6 million from the sale of 1,036,830 shares of our common stock through our sales agreement with Ascendiant, described below under the caption Capital Resources, and $0.5 million in proceeds from the exercise of equity awards under our stock option plan, offset by repayment of bank debt, capital leases and other notes payable of $0.6 million.  Net cash used in financing activities for the three months ended April 2, 2011 was a result of repayment of bank debt, capital leases and other notes payable of $0.3 million.

Capital Resources

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was amended on March 24, 2010, June 30, 2010, September 30, 2010, May 11, 2011, August 10, 2011 and May 14, 2012.  Currently, the credit agreement provides for a line of credit pursuant to which we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million.  We have the option to increase credit availability to $15.0 million at any time through the maturity date of September 30, 2014, subject to the conditions of the credit agreement.

Prior to the May 14, 2012 amendment the credit agreement contained an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit and other finanicial services.  Amounts outstanding under the overall sublimit reduce the amount available under the line. At March 31, 2012, letters of credit in the amount of $3.0 million were outstanding.  The letters of credit expire on October 31, 2012. As a result of the May 14, 2012 amendment, letters of credit and other financial services are no longer subject to borrowing base sublimits, and do not reduce the amount available under the line of credit. Rather, the Company has an additional credit facility for up to $3.0 million in letters of credit through September 30, 2014.

Interest on the line of credit is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%.  Additionally, the credit agreement requires payment of an unused line, as well as anniversary and early termination fees, as applicable.

The following table presents details of outstanding borrowings and availability under our line of credit as adjusted for the May 14, 2012 amendment described above (in thousands):

	March 31,	December 31,
	2012	2011
Availability under the revolving line of credit	$7,224	$7,797
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	—	(2,022)
Unutilized borrowing availability under the revolving line of credit	$7,224	$5,775

We made no borrowings under the Silicon Valley Bank line of credit in the three months ended March 31, 2012.  Outstanding borrowings under the line of credit did not exceed $0.5 million at any time during the year ended December 31, 2011.

In connection with the September 30, 2010 amendment, Silicon Valley Bank extended a $1.5 million term loan under the credit agreement, bearing interest at a rate of prime plus 2.00%.  We were required to make equal monthly principal payments over the 36 month term, which totaled $0.5 million annually.  In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan, bearing interest at a rate of prime plus 2.75%.  We were required to make equal monthly principal payments over the 24 month term of the loan, totaling $1.5 million annually.  As of March 31, 2012, $2.5 million was outstanding under the term loans. In May 2012, Silicon Valley Bank consolidated the term loans and extended additional credit, resulting in a combined term loan balance of $3.5 million.  We will be required to make equal monthly principal payments over a 36 month period, beginning in December 2012, and monthly interest payments from the date of the funding through the final payoff of the loan.  The consolidated loan bears interest at a rate of prime plus 2.50%.

All obligations under the credit agreement are secured by a first priority lien on our tangible and intangible assets.  The only restriction on the use of funds under the revolving line of credit is that we must be in compliance with the covenants of the credit agreement.  The credit agreement includes affirmative and negative covenants, including financial covenants with respect to our liquidity and tangible net worth.  As of March 31, 2012, we were in compliance with all financial covenants and expect to maintain compliance for the foreseeable future.  However, we have in the past been in violation of one or more covenants of other credit agreements, and we could violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances and we could lose vendor credit should the letters of credit issued under the credit agreement become unavailable. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

On November 21, 2011, we entered into a sales agreement with Ascendiant as sales agent. In accordance with the terms of the sales agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Sales of shares of our common stock may be made in a series of transactions from time to time as we may direct Ascendiant in sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933.  Such sales are made pursuant to our effective $40 million shelf registration statement filed with the SEC in September 2011.  Since November 2011, we have received net proceeds of approximately $5.5 million, including approximately $3.6 million raised through the sale of approximately 1,036,830 shares in the three months ended March 31, 2012.  We may terminate the sales agreement with Ascendiant at any time.  In the event of such termination, we would expect to make available any remaining unsold portion of the $10.0 million in aggregate offering price for other sources of financing that are permitted under the effective shelf registration statement.  The sales agreement with Ascendiant does not preclude us from pursuing other sources of financing.

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures.  Equipment leases continue to be a financing alternative that we expect to pursue in the future.

We believe our existing cash balances, borrowing availability under our bank credit facility, proceeds available under the sales agreement with Ascendiant and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. We could be required, or may choose, to seek additional funding through public or private equity or debt financings. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. These additional funds may not be available on terms acceptable to us, or at all.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, Fair Value Measurement (“ASU 11-4”).  ASU 11-4 amends existing guidance to achieve convergence in measurement and disclosure between U.S. Generally Accepted Accounting Standards (“GAAP”) and International Financial Reporting Standards (“IFRS”).  ASU 11-4 is effective for fiscal year 2012.  The adoption of ASU 11-4 did not impact the Company’s results of operations or its financial position.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (“ASU 11-5”).  ASU 11-5 amends existing guidance to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS.  ASU 11-5 is effective for fiscal year 2012.  The adoption of ASU 11-5 did not impact the Company’s results of operations or its financial position.

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

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended March 31, 2012.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

The information set forth in the sections entitled Litigation and Patent Rexaminations under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

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

•                  the effect of our investments and financing arrangements on our liquidity; and

•                  the other factors described in this “Risk Factors” section and elsewhere in this report.

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

For the three months ended March 31, 2012 our NVvault™ non-volatile RDIMM used in cache —protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for 74% of total revenues.  We expect a decline of Dell NVvault™ sales through 2013 following Intel’s launch of its Romley platform in the first quarter of 2012.  Although we cannot predict the rate of decline in our sales to Dell, it is possible that we will experience a rapid decline in sales as early as the second quarter of 2012. This reduction in sales could have a significant impact on our revenues and gross profit.  In order to leverage our NVvault™ technology and diversify our customer base, we continue to pursue additional qualifications of NVvault™ with other OEMs.  We also introduced EXPRESSvault™ in March 2011 and we are in the process of qualifying next generation DDR3 NVvault™ with customers.  Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other new products such as HyperCloud™.  We may not be successful in marketing any new or enhanced products.  If we are not successful in generating sales of other products, the expected reduction in sales of NVvault™ products to Dell will significantly reduce our revenues and negatively affect our results of operations.

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

We have experienced a longer qualification cycle than anticipated with our HyperCloud™ memory subsystems, and as of March 31, 2012 we have not generated significant HyperCloud™ product revenues relative to our investment in the product.  We have entered into collaborative agreements with both HP and IBM pursuant to which these OEMs have agreed to cooperate with us in efforts to qualify HyperCloud™ for use with their products.  Qualification has been completed and

Hypercloud has been available to order since March 6, 2012 from IBM and as of May 14, 2012 from HP.  We are working with both OEMs in joint marketing and further product development efforts.  The Company and each of the OEMs have committed financial and other resources toward the collaboration.  However, the efforts undertaken pursuant to either of the collaborative agreements may not result in any new revenues for the Company.  Failure to maintain qualification of this product with HP, IBM or other potential customers could adversely impact our results of operations.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales.  Approximately 85% and 70% of our net sales in the three months ended March 31, 2012 and April 2, 2011, respectively were to one of our customers. We currently expect that sales to major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

As is common to the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. Lawsuits claiming that we are infringing others’ intellectual property rights have been and may in the future be brought against us, and we are currently defending against claims of invalidity in the USPTO.  See Note 9 of Notes to Condensed Consolidated Financial Statements, for a description of our legal contingencies.

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

To date, we have been highly dependent on the experience, relationships and technical knowledge of certain key employees. We believe that our future success will be dependent on our ability to retain the services of these key employees, develop their successors, reduce our reliance on them, and properly manage the transition of their roles should departures occur.  The loss of these key employees could delay the development and introduction of, and negatively impact our ability to sell our products and otherwise harm our business. We do not have employment agreements with any of these key employees other than Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board.  We maintain “Key Man” life insurance on Chun K. Hong; however, we do not carry “Key Man” life insurance on any of our other key employees.

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

Since 2009, substantially all of our world-wide manufacturing production has been performed at our manufacturing facility in the People’s Republic of China, or PRC. Language and cultural differences, as well as the geographic distance from our headquarters in Irvine, California, further compound the difficulties of running a manufacturing operation in the PRC. Our management has limited experience in creating or overseeing foreign operations, and this new facility may divert substantial amounts of their time. We may not be able to maintain control over product quality, delivery schedules, manufacturing yields and costs. Furthermore, the costs related to having excess capacity have in the past and may in the future continue to have an adverse impact on our gross margins and operating results.

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

We have incurred debt under our credit facility and term loans with Silicon Valley Bank. Incurring debt could have material consequences, such as:

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

Risks related to our common stock

The issuance of additional sales of our common stock, or the perception that such issuances may occur, including through our “at the market” offering, could cause the market price of our common stock to fall.

We have entered into a Sales Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”), for the offer and sale of up to $10 million in aggregate amount of our shares from time to time through Ascendiant, as our sales agent, pursuant to an effective Registration Statement on Form S-3.  Ascendiant is not required to sell any specific number or dollar amount of shares of our common stock but will use its reasonable efforts, as our agent and subject to the terms of the Sales Agreement, to sell that number of shares up to $10 million upon our request. Sales of the shares, if any, may be made by any means permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, and will generally be made by means of brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, or as otherwise agreed with Ascendiant.

As of March 31, 2012 we have sold 1,734,300 shares pursuant to the Sales Agreement at a weighted average sales price of $3.15, net of commissions, including 1,036,830 shares in the three months ended March 31, 2012 at a weighted average sales price of $3.45 per share. We may terminate the Sales Agreement at any time or it will terminate once proceeds of $10 million have been raised.  Whether we choose to effect future sales under the at-the-market program will depend upon a variety of factors, including, among others, market conditions and the trading price of our common stock relative to other sources of capital.  The issuance from time to time of these new shares of common stock through our at-the-market program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of April 17, 2012, approximately 18.8% of our outstanding common stock was held by affiliates, including 18.6% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong and our other executive officers and directors. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

•                  sales of our newly issued common stock or other securities in association with our $40 million effective shelf registration on Form S-3, or the perception that such sales may occur

•                  general financial and other market conditions; and

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

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 - January 28, 2012	—	$—	—	—
January 29, 2012 - February 25, 2012	—	$—	—	—
February 26, 2012 - March 31, 2012	13,433	$3.54	—	—
	13,433	$3.54	—	—

(1) Represents shares repurchased for payment of withholding taxes upon vesting of certain restricted stock grants.

Item 5.                         Other Information

In the three months ended March 31, 2012, we received gross proceeds of approximately $3,704,000 and net proceeds of approximately $3,574,000 raised through the sale of 1,036,830 shares of our common stock pursuant to our sales agreement with Ascendiant.  The shares were sold to the public at a price equal to the current market price in an “at-the-market” offering as defined under Rule 415 of the Securities Act of 1933, and are made under our effective shelf registration statement previously filed with the SEC.  We paid commissions of 3.5%, or approximately $130,000, to Ascendiant in connection with these sales.

Item 6.                         Exhibits

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of May 14, 2012, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

10.2(3)#	Stock Option Agreement dated January 20, 2012 for options to purchase 150,000 shares of the Registrant’s common stock awarded to Gerard Yeh.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

32(4)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS(5)	XBRL Instance Document

101.SCH(5)	XBRL Taxonomy Extension Schema Document

101.CAL(5)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(5)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(5)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(5)	XBRL Taxonomy Extension Definition Linkbase Document

#                 Management contract or compensatory plan or arrangement.

(1)          Incorporated by reference to the corresponding exhibit number of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on October 23, 2006.

(2)   Filed herewith.

(3)          Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012.

(4)          The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the registrant specifically incorporates the foregoing information into those documents by reference.

(5)          Furnished herewith.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012	NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of May 14, 2012, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

10.2(3)#	Stock Option Agreement dated January 20, 2012 for options to purchase 150,000 shares of the Registrant’s common stock awarded to Gerard Yeh.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

32(4)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to SEC Release No. 33-8238.

101.INS(5)	XBRL Instance Document

101.SCH(5)	XBRL Taxonomy Extension Schema Document

101.CAL(5)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(5)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(5)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(5)	XBRL Taxonomy Extension Definition Linkbase Document

#                 Management contract or compensatory plan or arrangement.

(1)          Incorporated by reference to the corresponding exhibit number of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission on October 23, 2006.

(2)          Filed herewith.

(3)          Incorporated by reference to Exhibit 10,9 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012.

(4)          The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless Netlist, Inc. specifically incorporates the foregoing information into those documents by reference.

(5)          Furnished herewith.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.