Form 10-Q
period 2012-06-30
NETLIST INC
filed 2012-08-14
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

28,417,974 shares outstanding at July 30, 2012

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	June 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$11,299	$10,535
Accounts receivable, net	8,094	11,399
Inventories	9,643	6,057
Prepaid expenses and other current assets	1,432	806
Total current assets	30,468	28,797

Property and equipment, net	3,306	2,771
Long-term investments in marketable securities	445	444
Other assets	130	161
Total assets	$34,349	$32,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,317	$6,155
Accrued payroll and related liabilities	1,305	1,813
Accrued expenses and other current liabilities	1,285	460
Accrued engineering charges	490	450
Current portion of long-term debt	908	2,144
Total current liabilities	11,305	11,022
Long-term debt, net of current portion	2,825	1,118
Other liabilities	88	94
Total liabilities	14,218	12,234
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 28,411 (2012) and 26,390 (2011) shares issued and outstanding	28	26
Additional paid-in capital	97,959	92,709
Accumulated deficit	(77,801)	(72,740)
Accumulated other comprehensive loss	(55)	(56)
Total stockholders’ equity	20,131	19,939
Total liabilities and stockholders’ equity	$34,349	$32,173

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Net sales	$10,552	$16,001	$24,519	$28,001
Cost of sales(1)	7,814	11,064	16,345	19,260
Gross profit	2,738	4,937	8,174	8,741
Operating expenses:
Research and development(1)	3,770	3,755	7,612	7,439
Selling, general and administrative(1)	2,871	2,583	5,480	5,500
Total operating expenses	6,641	6,338	13,092	12,939
Operating loss	(3,903)	(1,401)	(4,918)	(4,198)
Other income (expense):
Interest expense, net	(79)	(50)	(150)	(75)
Other income (expense), net	3	(59)	8	(59)
Total other expense, net	(76)	(109)	(142)	(134)
Loss before provision for income taxes	(3,979)	(1,510)	(5,060)	(4,332)
Provision for income taxes	1	1	1	1
Net loss	$(3,980)	$(1,511)	$(5,061)	$(4,333)
Net loss per common share:
Basic and diluted	$(0.14)	$(0.06)	$(0.18)	$(0.17)

Weighted-average common shares outstanding:
Basic and diluted	28,111	24,988	27,420	24,935

(1)  Amounts include stock-based compensation expense as follows:

Cost of sales	$42	$18	$77	$31
Research and development	153	146	345	288
Selling, general and administrative	287	242	583	440

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Net loss	$(3,980)	$(1,511)	$(5,061)	$(4,333)
Other comprehensive loss:
Unrealized loss transferred from other comprehensive loss to earnings	—	59	—	59
Net unrealized gain (loss) on investments in marketable securities, net of tax	(6)	(1)	1	7
Total comprehensive loss	$(3,986)	$(1,453)	$(5,060)	$(4,267)

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,	July 2,
	2012	2011

Cash flows from operating activities:
Net loss	$(5,061)	$(4,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,070	1,183
Stock-based compensation	1,005	759
Realized loss on sale of investments in marketable securities	—	59
Changes in operating assets and liabilities:
Accounts receivable	3,305	(2,885)
Inventories	(3,586)	(6,861)
Prepaid expenses and other current assets	354	1,046
Other assets	31	104
Accounts payable	662	5,165
Accrued payroll and related liabilities	(508)	(279)
Accrued expenses and other current liabilities	19	46
Accrued engineering charges	40	293
Net cash used in operating activities	(2,669)	(5,703)
Cash flows from investing activities:
Acquisition of property and equipment	(1,089)	(244)
Proceeds from maturities and sales of investments in marketable securities	—	1,266
Net cash (used in) provided by investing activities	(1,089)	1,022
Cash flows from financing activities:
Borrowings on line of credit	—	500
Payments on line of credit	—	(500)
Proceeds of bank term loan, net of issuance costs	1,320	2,934
Payments on debt	(1,045)	(767)
Proceeds from public offering, net	3,618	—
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	629	(6)
Net cash provided by financing activities	4,522	2,161
Increase (decrease) in cash and cash equivalents	764	(2,520)
Cash and cash equivalents at beginning of period	10,535	14,210
Cash and cash equivalents at end of period	$11,299	$11,690

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The condensed consolidated financial statements included herein as of June 30, 2012 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of June 30, 2012, the condensed consolidated results of its operations and comprehensive loss for the three and six months ended June 30, 2012 and July 2, 2011, and the condensed consolidated cash flows for the six months ended June 30, 2012 and July 2, 2011.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs. Revenues also include sales of excess component inventories to distributors and other users of memory integrated circuits (“ICs”).  Such sales amounted to less than $0.1 million for each of the three and six month periods ended June 30, 2012 and July 2, 2011.

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

The Company invests its cash equivalents primarily in money market mutual funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $4.8 million of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insured cash and cash equivalents at June 30, 2012.  Investments in marketable securities are generally in high-credit quality debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions.  The Company has not incurred any credit losses related to these investments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of June 30, 2012. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

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

Collaborative Arrangement

In 2011, the Company entered into two memory technology Collaboration Agreements.  The first agreement is a HyperCloud™ Technology Collaboration Agreement (the “IBM Agreement”) with International Business Machines (“IBM”).  Under the IBM Agreement, IBM and the Company agreed to cooperate with respect to the qualification of HyperCloud™ technology for use with IBM servers and to engage in certain joint marketing efforts when qualification is achieved.  IBM and the Company agreed to commit resources and funds in support of these activities.  The IBM Agreement is non-exclusive.

The second agreement is a Collaboration Agreement (the “HP Agreement”) with Hewlett-Packard Company (“HP”).  Under the HP Agreement, HP and the Company agreed to cooperate with respect to the qualification of HyperCloud™ technology for use with HP servers and to engage in certain joint marketing efforts when qualification is achieved.  HP and the Company agreed to commit resources and funds in support of these activities.  The HP Agreement is exclusive for a period of time.  HP and the Company agreed to collaborate on the future use of HyperCloud™ load reduction and rank multiplication technologies for next generation server memory for HP.

In the fourth quarter of 2011, the Company reimbursed HP and IBM $0.1 million and $0.2 million, respectively, for the cost of certain qualification activities.  The Company reimbursed HP an additional $0.5 million and $0.9 million in the quarter and six month period ended June 30, 2012, respectively.  The payments are included in research and development expense in the condensed consolidated statements of operations.  The Company expects to make additional payments of $0.8 million to IBM for joint HyperCloud™ marketing activities.  The $0.8 million payment to IBM is included in prepaid expenses and other accrued liabilities in the June 30, 2012 unaudited condensed consolidated balance sheet, as milestones that trigger the payment were achieved in March 2012.  The Company is amortizing the $0.8 million payment to be made to IBM based on actual unit shipments compared with estimated total shipments over the term of the Collaboration Agreement. The Company’s net sales will be determined after deduction of the amortization of customer allowances for marketing activities, in accordance with ASC Topic 605-50.

There can be no assurance that the efforts undertaken under either of the IBM or HP collaboration agreements will result in revenues for the Company that are sufficient to cover the cost of the qualification activities, including the payments made to HP and IBM under the collaboration agreements.

Comprehensive Loss

ASC Topic 220 establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. Accumulated other comprehensive loss includes unrealized gains or losses on investments.

Risks and Uncertainties

The Company has invested and expects to continue to invest a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud™ memory subsystem. This new design and the products it is incorporated into are subject to increased risks as compared to the Company’s existing products.  The Company may be unable to achieve customer or market acceptance of the HyperCloud™ memory subsystem or other new products, or achieve such acceptance in a timely manner.  The Company has experienced a longer qualification cycle than anticipated with its HyperCloud™ memory subsystems, and as of June 30, 2012 the product has not generated significant product margins relative to the Company’s investment in the product.  The Company has entered into collaborative agreements with both HP and IBM pursuant to which these OEMs have cooperated with the Company to qualify HyperCloud™ for use in their respective products.  The qualifying OEMs have engaged and continue to engage with the Company in joint marketing and further product development efforts.  The Company and each of the OEMs have committed financial and other resources toward the collaboration.  There can be no assurance that the efforts undertaken pursuant to either of the collaborative agreements will result in any new revenues for the Company.  Further delays or any failure in marketing this product with HP, IBM or other potential customers would adversely impact the Company’s results of operations.

The Company’s operations in the People’s Republic of China (“PRC”) are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in China, in particular.  Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments.  If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted.  Restricted net assets of the Company’s subsidiary in the PRC totaled $0.6 million at December 31, 2011.  The liabilities of the Company’s subsidiary in the PRC exceeded its assets as of June 30, 2012.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three and six months ended June 30, 2012 or July 2, 2011.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2012	2011

Raw materials	$4,534	$4,312
Work in process	1,747	237
Finished goods	3,362	1,508
	$9,643	$6,057

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Six Months Ended
	June 30,	July 2,
	2012	2011

Beginning balance	$189	$194
Estimated cost of warranty claims charged to cost of sales	100	214
Cost of actual warranty claims	(68)	(207)
Ending balance	221	201
Less current portion	(133)	(100)
Long-term warranty obligations	$88	$101

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Basic and diluted net loss per share:
Numerator: Net loss	$(3,980)	$(1,511)	$(5,061)	$(4,333)
Denominator: Weighted-average common shares outstanding, basic and diluted	28,111	24,988	27,420	24,935
Basic and diluted net loss per share	$(0.14)	$(0.06)	$(0.18)	$(0.17)

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

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Common share equivalents	694	1,530	973	1,572

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended			Six Months Ended
	June 30,	July 2,		June 30,		June 30,
	2012	2011		2012		2011
Customer:
Customer A	60%	64%		74%		67%
Customer B	18%	*	%	*	%	*	%

The Company’s accounts receivable are concentrated with two customers at June 30, 2012 representing approximately 71% and 13% of aggregate gross receivables. At December 31, 2011, one customer represented approximately 80% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.  The Company mitigates risk associated with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Six Months Ended
	June 30,	July 2,
	2012	2011

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment not paid for at the end of the period	$500	$(6)
Debt financed acquisition of assets	$180	$169
Change in unrealized gain (loss) from investments in marketable securities	$(1)	$(66)
Contractual marketing funds due to collaboration partners	$800	$—

Note 4—Fair Value Measurements

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s assets (in thousands):

		Fair Value Measurements at June 30, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$5,603	$5,603	$—	$—
Auction and variable floating rate notes	445	—	—	445
Total	$6,048	$5,603	$—	$445

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$5,600	$5,600	$—	$—
Auction and variable floating rate notes	444	—	—	444
Total	$6,044	$5,600	$—	$444

The following tables summarize the Company’s assets measured at fair value on a recurring basis as presented in the Company’s condensed consolidated balance sheets at June 30, 2012 and December 31, 2011:

		Fair Value Measurements at June 30, 2012 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$5,603	$5,603	$—	$—
Long-term marketable securities	445	—	—	445
Total assets measured at fair value	$6,048	$5,603	$—	$445

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$5,600	$5,600	$—	$—
Long-term marketable securities	444	—	—	444
Total assets measured at fair value	$6,044	$5,600	$—	$444

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

	Six Months Ended
	June 30,	July 2,
	2012	2011

Beginning balance	$444	$890
Proceeds from sales of available-for-sale marketable securities	—	(441)
Realized loss included in other income (expense), net	—	(59)
Unrealized loss transferred from other comprehensive loss to earnings	—	59
Unrealized income included in other comprehensive loss	1	7
Ending balance	$445	$456

Note 5—Investments in Marketable Securities

Investments in marketable securities consist of the following (in thousands):

	June 30, 2012
		Net
	Amortized	Unrealized	Fair
	Cost	Loss	Value

Auction and variable floating rate notes	$500	$(55)	$445

	December 31, 2011
		Net
	Amortized	Unrealized	Fair
	Cost	Loss	Value

Auction and variable floating rate notes	$500	$(56)	$444

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

The following table provides the breakdown of investments in marketable securities with unrealized losses (in thousands):

June 30, 2012
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Auction and variable floating rate notes	$—	$—	$445	$(55)

December 31, 2011
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Auction and variable floating rate notes	$—	$—	$444	$(56)

As of June 30, 2012 and December 31, 2011, the Company held one investment that was in an unrealized loss position.

Auction Rate Securities

Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of June 30, 2012 and December 31, 2011, the Company held one investment in a Baa1 rated auction rate debt security of a municipality with a total purchase cost of $0.5 million.  An additional A3 rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education with a total purchase cost of $0.5 million was disposed of in June 2011 for a realized loss of approximately $59,000.

The Company does not believe that the current illiquidity of its auction rate security investment will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when full liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying security may be called by the issuer. Given these and other uncertainties, the Company’s auction rate security investment has been classified as long-term in the accompanying condensed consolidated balance sheets. To estimate their fair value the Company used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying security, and illiquidity consideration. The Company has concluded that the estimated gross unrealized loss on this investments, which totaled approximately $55,000 and $56,000 at June 30, 2012 and December 31, 2011, respectively, is temporary because (i) the Company believes that the liquidity limitations that have occurred are due to general market conditions, (ii) the auction rate security continues to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold this investment until a recovery in the market occurs.

Other Investments in Marketable Securities

The Company maintains an investment portfolio of various holdings, types and maturities. The Company invests in instruments that meet high quality credit standards, as specified in its investment policy guidelines. These guidelines generally limit the amount of credit exposure to any one issue, issuer or type of instrument.  Excluding its auction rate security, there were no unrealized gains or losses at June 30, 3012 or December 31, 2011.

The following table presents the amortized cost and fair value of the Company’s investments in marketable securities classified as available-for-sale at June 30, 2012 by contractual maturity (in thousands):

	June 30, 2012
	Amortized	Fair
	Cost	Value

Maturity
Greater than two years*	$500	$445

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

Prior to the May 14, 2012 amendment, the Credit Agreement contained an overall sublimit of $10.0 million to collateralize the Company’s contingent obligations under letters of credit and other financial services.  Amounts outstanding under the overall sublimit reduced the amount available pursuant to the Credit Agreement.  As a result of the May 14, 2012 amendment, letters of credit and other financial services are no longer subject to borrowing base sublimits and will not reduce the amount that may be borrowed under the revolving line of credit. At June 30, 2012, letters of credit in the amount of $3.0 million were outstanding.  The letters of credit expire on October 31, 2012, and are renewable for up to $3.0 million through September 30, 2014.

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

The following table presents details of interest expense related to borrowings on revolving credit lines, along with certain other applicable information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Interest expense	$25	$—	$48	$2

The following table presents details of the Company’s outstanding borrowings and availability under our line of credit (in thousands):

	June 30,	December 31,
	2012	2011
Availability under the revolving line of credit	$5,235	$7,797
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	—	(2,022)
Unutilized borrowing availability under the revolving line of credit	$5,235	$5,775

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

All obligations under the Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets.  The Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends.  As of June 30, 2012, the Company was in compliance with its financial covenants.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2012	2011

Consolidated Term Loan, net of unamortized issuance cost of $36 (2012)	$3,464	$—
Term Loan I	—	875
Term Loan II, net of unamortized issuance cost of $38 (2011)	—	2,087
Obligations under capital leases	208	300
Note payable to others	61	—
	3,733	3,262
Less current portion	(908)	(2,144)
	$2,825	$1,118

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Interest expense	$57	$54	$108	$82

Note 8—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Provision for income taxes	$1	$1	$1	$1
Effective tax rate	—%	(0.1)%	—%	—%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of June 30, 2012 and December 31, 2011. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company had unrecognized tax benefits at June 30, 2012 and December 31, 2011 of approximately $0.02 million that, if recognized, would affect the Company’s annual effective tax rate.

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

Google Litigation

In May 2008, the Company initiated discussions with Google, Inc. (“Google”) regarding the Company’s claim that Google has infringed on a U.S. patent owned by the Company, U.S. Patent No. 7,289,386 (“the ‘386 patent”), which relates generally to rank multiplication in memory modules. Preemptively, Google filed a declaratory judgment lawsuit against the Company in the U.S. District Court for the Northern District of California (the “Northern District Court”), seeking a declaration that Google did not infringe the ‘386 patent and that the ‘386 patent is invalid. The Company filed a counterclaim for infringement of the ‘386 patent by Google. Claim construction proceedings were held in November 2009, and the Company prevailed on every disputed claim construction issue. In June 2010, the Company filed motions for summary judgment of patent infringement and dismissal of Google’s affirmative defenses. In May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. The reexamination proceedings are described below. Pending the conclusion of the reexamination, the Northern District Court granted Google’s request to stay the litigation, and has therefore not ruled on the Company’s motions for summary judgment.

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

Inphi Litigation

In September 2009, the Company filed a patent infringement lawsuit against Inphi Corporation (“Inphi”) in the U.S. District Court for the Central District of California (the “Central District Court”). The complaint, as amended, alleges that Inphi is contributorily infringing and actively inducing the infringement of U.S. patents owned by the Company, including the ‘912 patent, U.S. Patent No. 7,532,537 (“the ‘537 patent”), which relates generally to memory modules with load isolation and memory domain translation capabilities, and U.S. Patent No. 7,636,274 (“the ‘274 patent”), which is related to the ‘537 patent and relates generally to load isolation and memory domain translation technologies. The Company is seeking damages and injunctive relief based on Inphi’s use of its patented technology. Inphi has denied infringement and has asserted to the court that the three patents are invalid. In April 2010, Inphi requested and was later denied an Inter Partes Reexaminations of the ‘912, ‘537 and ‘274 patents by the USPTO. In June 2010, Inphi submitted new requests and was later granted an Inter Partes Reexaminations of the ‘912, ‘537 and ‘274 patents by the USPTO. The reexamination proceedings are described below. In connection with the reexamination requests, Inphi filed a motion to stay proceedings with the Central District Court, which was granted. The Central District Court has requested that the Company notify it within one week of any action taken by the USPTO in connection with the reexamination proceedings, at which time the Central District Court could decide to maintain or lift the stay.

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

‘627 Patent Reexamination

In September 2011, SMOD filed a request for reexamination of U.S. Pat. No. 7,864,627 (“the ‘627 patent”) issued to the Company on January 4, 2011. The ‘627 patent is related to the ‘912 patent. In November 2011, the USPTO granted SMOD’s request for reexamination of the ‘627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references.  SMOD filed its comments to the Company’s response in March 2012. The USPTO determined that SMOD’s comments were defective and issued a notice to SMOD to rectify and refile the comments within 15 days from the mailing date of the notice.  SMOD filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012.  The reexamination of the ‘627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

‘537 Patent Reexamination

As noted previously, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company’s response in January 2011. In June 2011, the USPTO issued an Action Closing Prosecution (“ACP”) which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company’s response in September 2011. The USPTO issued a Right of Appeal Notice (“RAN”) in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company.  Inphi filed a notice of appeal in March 2012.Inphi filed its appeal brief on May 8, 2012 but received a Notice of Defective Appeal Brief.  Inphi filed a corrective appeal brief on May 31, 2012, and Netlist filed its responsive brief to the corrected Inphi appeal brief on July 2, 2012.  The Examiner will also have an opportunity to respond to Inphi’s corrected appeal brief as well as Netlist’s responsive brief and, if the Examiner maintains his position, the Company and the USPTO examiner will jointly defend the patent in a hearing with the USPTO, in accordance with established procedures for Inter Partes Reexamination.

‘274 Patent Reexamination

As noted previously, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘274 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘274 patent by the USPTO. In September 2011, the USPTO issued a Non-Final Action, confirming the patentability of six claims. The Company has responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company’s response in November 2011. The USPTO issued an ACP in March 2012, which confirmed the patentability of one hundred and four (104) claims in view of all the previously submitted comments by both Inphi and the Company.  The PTO subsequently issued a  Right of Appeal Notice on June 22, 2012.  This Notice triggered Inphi’s right as the losing party to file a Notice of Appeal by July 23, 2012 and file an appeal brief by September 23, 2012.  The Company and the Examiner will then have an opportunity to respond to the appeal brief and, if the Examiner maintains his position, the Company and the USPTO examiner will jointly defend the patent in a hearing with the USPTO, in accordance with established procedures for Inter Partes Reexamination.

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

Note 10—Stockholders’ Equity

Common Stock

In November 2011, the Company entered into a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant”), whereby shares with a total value of up to $10.0 million may be released for sale to the public at the discretion of management at a price equal to the current market price in an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933.  Since November 2011, the Company has received net proceeds of approximately $5.5 million, including approximately $3.6 million raised through the sale of 1,058,336 shares in the six months ended June 30, 2012. In the six months ended June 30, 2012 the Company paid commissions to Ascendiant, in connection with these sales, of 3.5%, or approximately $132,000. The sales agreement with Ascendiant expires in November 2014.

During the six ended June 30, 2012 and July 2, 2011, the Company cancelled 13,433 and 19,730 shares of common stock, respectively, valued at approximately $48,000 and $47,000, respectively, in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Subject to certain adjustments, as of June 30, 2012, the Company was authorized to issue a maximum of 5,405,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions.  At June 30, 2012, the Company had 330,154 shares available for grant under the 2006 Plan.  At June 30, 2012, an additional 95,000 shares were reserved for issuance upon exercise of inducement grants.  Options granted under the 2000 Plan, the 2006 Plan and outside the equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.  Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the six months ended June 30, 2012 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2011	5,368	$2.62
Options granted	1,592	3.48
Options exercised	(1,004)	0.67
Options cancelled	(612)	3.16
Options outstanding at June 30, 2012	5,344	$3.21

The intrinsic value of options exercised in the six months ended June 30, 2012 was $2.6 million.

A summary of the Company’s restricted stock awards as of and for the six months ended June 30, 2012 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at December 31, 2011	319	$3.32
Restricted stock forfeited	(27)	3.49
Restricted stock vested	(60)	3.37
Balance outstanding at June 30, 2012	232	$3.29

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Six Months Ended
	June 30,	July 2,
	2012	2011
Expected term (in years)	6.1	6.0
Expected volatility	126%	136%
Risk-free interest rate	1.12%	2.20%
Expected dividends	—	—
Weighted-average grant date fair value per share	$3.10	$2.28

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The grant date fair value of restricted stock vested was $0.2 million and $0.1 million in the six months ended June 30, 2012 and July 2, 2011, respectively.

At June 30, 2012, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2012 through fiscal 2015 related to unvested common stock options and restricted stock awards is approximately $5.2 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.0 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At June 30, 2012 and December 31, 2011, approximately $1.9 million and $1.5 million of the Company’s long-lived assets, net of depreciation and amortization, respectively, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011  and subsequent reports on Form 10-Q and Form 8-K.

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

Also in November 2011, we announced collaborative agreements with each of Hewlett-Packard Company (“HP”) and International Business Machines (“IBM”), pursuant to which these OEMs have cooperated with us in efforts to qualify HyperCloud™ memory products for use with their respective products.  In February 2012 and May 2012, we achieved memory qualification of HyperCloud™ at IBM and HP, respectively. HP and IBM have engaged and continue to engage with us in joint marketing and further product development efforts.  We and each of the OEMs have committed financial and other resources toward the collaboration.  However, the efforts undertaken under either of the collaborative agreements may not result in significant product margins for us relative to our investment in developing and marketing this product.

NVvault™

The NVvault™ product line consists primarily of battery-free and battery-powered cache memory subsystem targeting RAID storage applications.  NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery.  The NVvault™ products have historically been sold primarily to Dell, most recently for incorporation in its PERC 7 server products.  NVvault™ sales to Dell totaled $4.7 million and $15.1 million for the three and six months ended June 30, 2012.  Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a decline in NVvault™ sales to Dell.  We expect this trend to continue through 2013, after which sales of NVvault™ products for incorporation into PERC 7 servers will be minimal.  In order to leverage our NVvault™ technology into a more diverse customer base, we continue to pursue additional qualifications of NVvault™ with other customers. We also introduced EXPRESSvault™in March 2011, and continue to pursue qualifications of next generation DDR3 NVvault™ with customers.  However, our efforts may not result in significant revenues from the sale of NVvault™ products.  While, nearly all of 2010 sales of NVvault™ were made to Dell, as a result of our diversification efforts, approximately 7% of revenues from NVvault™ for the six month periods ended June 30, 2012 and July 2, 2011, were to other customers.

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

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. One customer represented approximately 74%  and 67% of our net sales for the six months ended June 30, 2012 and July 2, 2011, respectively.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Net sales	100%	100%	100%	100%
Cost of sales	74	69	67	69
Gross profit	26	31	33	31
Operating expenses:
Research and development	35	23	31	27
Selling, general and administrative	27	16	22	20
Total operating expenses	63	40	53	46
Operating loss	(37)	(9)	(20)	(15)
Other income (expense):
Interest expense, net	(1)	—	(1)	—
Other income (expense), net	—	—	—	—
Total other expense, net	(1)	—	(1)	—
Loss before provision for income taxes	(38)	(9)	(21)	(15)
Provision for income taxes	—	—	—	—
Net loss	(38)%	(9)%	(21)%	(15)%

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended July 2, 2011

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three and six months ended June 30, 2012 and July 2, 2011 (in thousands, except percentages):

	Three Months Ended
	June 30,	July 2,		%
	2012	2011	Change	Change

Net sales	$10,552	$16,001	$(5,449)	(34)%
Cost of sales	7,814	11,064	(3,250)	(29)%
Gross profit	$2,738	$4,937	$(2,199)	(45)%
Gross margin	26%	31%	(5)%

	Six Months Ended
	June 30,	July 2,		%
	2012	2011	Change	Change

Net sales	$24,519	$28,001	$(3,482)	(12)%
Cost of sales	16,345	19,260	(2,915)	(15)%
Gross profit	$8,174	$8,741	$(567)	(6)%
Gross margin	33%	31%	2%

Net Sales.  The decrease in net sales for the three months ended June 30, 2012 as compared with the three months ended July 2, 2011 resulted primarily from decreases of approximately (i) $4.5 million in sales of NVvault™ non-volatile cache systems used in RAID controller subsystems, including $3.3  million from NVvault™ battery-free, the flash-based cache system (ii) $1.9 million of specialty memory module sales primarily used in industrial applications as one customer slowed production as a result of its product nearing the end of its life, and (iii) $0.9 million in flash product sales, offset by an increase of (i) $1.9 million in sales resulting from existing and new customer qualifications.

The decrease in net sales for the six months ended June 30, 2012 as compared with the six months ended July 2, 2011 resulted primarily from decreases of approximately (i) $3.8 million of specialty memory module sales primarily used in industrial applications as one customer slowed production as a result of its product nearing the end of its life, (ii) $1.3 million in sales of NVvault™ non-volatile cache systems used in RAID controller subsystems and (iii) $1.0 million in flash product sales, offset by an increase of (i) $2.6 million in sales resulting from existing and new customer qualifications.

Gross Profit and Gross Margin.  The decrease in gross profit for the three months ended June 30, 2012 as compared to the three months ended July 2, 2011 is due to a change in the product mix primarily as a result of the anticipated decrease in sales of Dell NVvault™ which have a higher margin than many of our other product lines. Gross profits for the six months ended June 30, 2012 as compared to the six months ended July 2, 2011 were relatively flat, as the decline in Dell NVvault™ sales began in the second quarter of 2012. As noted previously, the decline in Dell NVvault™ sales could continue to have a significant impact on our revenue and gross profit through 2013.

Research and Development.

The following table presents research and development expenses for the three and six months ended June 30, 2012 and July 2, 2011 (in thousands, except percentages):

	Three Months Ended
	June 30,	July 2,		%
	2012	2011	Change	Change

Research and development	$3,770	$3,755	$15	—%

	Six Months Ended
	June 30,	July 2,		%
	2012	2011	Change	Change

Research and development	$7,612	$7,439	$173	2%

The increase in research and development expense in the three months ended June 30, 2012 as compared to the three months ended July 2, 2011  resulted primarily from increases of (i) $0.2 million in non-recurring engineering charges for supply partners engaged in new product development activities and (ii) $0.2 million in material expenses related to product builds and testing, primarily related to our HyperCloud™ products, offset by decreases of $0.4 million in professional and outside services.

The increase in research and development expense in the six months ended June 30, 2012 as compared to the six months ended July 2, 2011 resulted primarily from increases of (i) $0.2 million in internal engineering headcount costs, and (ii) $0.6 million in material expenses related to product builds and testing, partially offset by a decrease of $0.6 million in non-recurring engineering charges for supply partners engaged in new product development activities.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three and six months ended June 30, 2012 and July 2, 2011 (in thousands, except percentages):

	Three Months Ended
	June 30,	July 2,		%
	2012	2011	Change	Change

Selling, general and administrative	$2,871	$2,583	$288	11%

	Six Months Ended
	June 30,	July 2,		%
	2012	2011	Change	Change

Selling, general and administrative	$5,480	$5,500	$(20)	—%

Selling, general and administrative expense for the three months ended June 30, 2012 as compared to the three months ended July 2, 2011 increased by $0.3 million due to an increase in sample units sent out for evaluation by potential customers

Selling, general and administrative expense decreased by $0.02 million for the six months ended June 30, 2012 as compared to the six months ended July 2, 2011, as we improved operating efficiency.

Other (Expense) Income.

The following table presents other (expense) income for the three and six months ended June 30, 2012 and July 2, 2011 (in thousands, except percentages):

	Three Months Ended
	June 30,	July 2,		%
	2012	2011	Change	Change

Interest expense, net	$(79)	$(50)	$(29)	58%
Other (expense) income, net	3	(59)	62	(105)%
Total other expense, net	$(76)	$(109)	$33	(30)%

	Six Months Ended
	June 30,	July 2,		%
	2012	2011	Change	Change

Interest expense, net	$(150)	$(75)	$(75)	100%
Other (expense) income, net	8	(59)	67	(114)%
Total other expense, net	$(142)	$(134)	$(8)	6%

The increase in interest expense for the three months ended June 30, 2012 compared with the three months ended July 2, 2011 was the result of new term loans that originated in May 2011 and May 2012.

The decrease in other (expense) income, net, for the three and six months ended June 30, 2012 as compared to the three and six months ended July 2, 2011 was primarily the result of a realized loss in 2011 of $59,000 from the sale of an auction rate security that was purchased in 2008.

Provision for Income Taxes.

The following table presents the provision for income taxes for the three and six months ended June 30, 2012 and July 2, 2011 (in thousands, except percentages):

	Three Months Ended
	June 30,	July 2,		%
	2012	2011	Change	Change

Provision for income taxes	$1	$1	$—	—%

	Six Months Ended
	June 30,	July 2,		%
	2012	2011	Change	Change

Provision for income taxes	$1	$1	$—	—%

We did not record a benefit of income taxes for the three and six months ended June 30, 2012 and July 2, 2011, as tax benefits resulting from operating losses generated were fully reserved.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations.  We have also funded our operations with a revolving line of credit and term loans under our bank credit facility, capitalized lease obligations and from the sale and leaseback of our former domestic manufacturing facility.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	June 30,	December 31,
	2012	2011
Working Capital	$19,163	$17,775

Cash and cash equivalents(1)	$11,299	$10,535
Long-term marketable securities	445	444
	$11,744	$10,979

(1) Included in working capital

Our working capital increased in the six months ended June 30, 2012 primarily as a result of $3.6 million in funds raised through sales of our common stock through our sales agreement with Ascendiant, and the renegotiated payment structure of our term loans, which resulted in a $1.2 million reduction in the current portion of long-term debt, partially offset by our net loss.

Cash Provided by and Used in the Six Months Ended June 30, 2012 and July 2, 2011

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,	July 2,
	2012	2011

Net cash provided by (used in):
Operating activities	$(2,669)	$(5,703)
Investing activities	(1,089)	1,022
Financing activities	4,522	2,161
Net increase (decrease) in cash and cash equivalents	$764	$(2,520)

Operating Activities.  Net cash used in operating activities for the six months ended June 30, 2012 was primarily the result of (i) net loss of approximately $5.1 million partially offset by cash provided by changes in operating assets and (ii) liabilities of approximately $0.3 million and $2.1 million in net non-cash operating expenses, primarily comprised of depreciation and amortization and stock-based compensation. Net cash used in operating activities for the six months ended July 2, 2011 was primarily a result of (i) net loss of approximately $4.3 million and (ii) cash used by changes in operating assets and liabilities of approximately $3.4 million, partially offset by approximately $2.0 million in net non-cash operating expenses, primarily comprising depreciation and amortization and stock-based compensation.

Accounts receivable decreased by approximately $3.3 million during the six months ended June 30, 2012 primarily as a result of the decrease in our net sales during the period compared with the fourth quarter of 2011. We continue to be successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms with those customers.  Inventories increased approximately $3.6 million during the six months ended June 30, 2012 as we continued the qualification process and prepared for production of our HyperCloud™ and high-density VLP products.  During the six months ended June 30, 2012 and July 2, 2011, we were able to partially fund the growth in our current assets through an increase in accounts payable of $0.7 million and $5.2 million, respectively, primarily from component vendors.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2012 was the result of the acquisition of $1.1 million in property and equipment. Net cash provided by investing activities for the six months ended July 2, 2011 was primarily the result of the sale of $1.3 million in marketable securities, partially offset by the acquisition of $0.2 million in property and equipment.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2012 was primarily the result of net proceeds of (i) $3.6 million from the sale of 1,058,336 shares of our common stock through our sales agreement with Ascendiant, described below under the caption Capital Resources,(ii) $1.3 million in net proceeds from the consolidation of and additional credit extended under our bank term loans, and (iii) $0.6 million in proceeds from the exercise of equity awards under our stock option plan, offset by repayment of bank debt, capital leases and other notes payable of $1.0 million.  Net cash provided by financing activities for the six months ended July 2, 2011 was a result of net proceeds of $2.9 million from a bank term loan, offset by repayment of bank debt, capital leases and other notes payable of $0.8 million.

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

Prior to the May 14, 2012 amendment the credit agreement contained an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit and other finanicial services.  Amounts outstanding under the overall sublimit reduce the amount available under the line. At June 30, 2012, letters of credit in the amount of $3.0 million were outstanding.  The letters of credit expire on October 31, 2012. As a result of the May 14, 2012 amendment, letters of credit and other financial services are no longer subject to borrowing base sublimits, and do not reduce the amount available under the line of credit. Rather, the Company has an additional credit facility for up to $3.0 million in letters of credit through September 30, 2014.

Interest on the line of credit is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%.  Additionally, the credit agreement requires payment of an unused line, as well as anniversary and early termination fees, as applicable.

The following table presents details of outstanding borrowings and availability under our line of credit as of June 30, 2012:

	June 30,	December 31,
	2012	2011
Availability under the revolving line of credit	$5,235	$7,797
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	—	(2,022)
Unutilized borrowing availability under the revolving line of credit	$5,235	$5,775

We made no borrowings under the Silicon Valley Bank line of credit in the six months ended June 30, 2012.  Outstanding borrowings under the line of credit did not exceed $0.5 million at any time during the year ended December 31, 2011.

In connection with the September 30, 2010 amendment, Silicon Valley Bank extended a $1.5 million term loan under the credit agreement, bearing interest at a rate of prime plus 2.00%.  We were required to make equal monthly principal payments over the 36 month term, which totaled $0.5 million annually.  In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan, bearing interest at a rate of prime plus 2.75%.  We were required to make equal monthly principal payments over the 24 month term of the loan, totaling $1.5 million annually.  As of March 31, 2012, $2.5 million was outstanding under the term loans. In May 2012, Silicon Valley Bank consolidated the term loans and extended additional credit, resulting in a combined term loan balance of $3.5 million.  We will be required to make equal monthly principal payments over a 36 month period, beginning in December 2012, and monthly interest payments from the date of the funding through the final payoff of the loan.  The consolidated loan bears interest at a rate of prime plus 2.50% or 6.5%.

All obligations under the credit agreement are secured by a first priority lien on our tangible and intangible assets.  The only restriction on the use of funds under the revolving line of credit is that we must be in compliance with the covenants of the credit agreement.  The credit agreement includes affirmative and negative covenants, including financial covenants with respect to our liquidity and tangible net worth.  As of June 30, 2012, we were in compliance with all financial covenants and expect to maintain compliance for the foreseeable future.  However, we have in the past been in violation of one or more covenants of other credit agreements, and we could violate one or more covenants in the future. If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances and we could lose vendor credit should the letters of credit issued under the credit agreement become unavailable. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

On November 21, 2011, we entered into a sales agreement with Ascendiant as sales agent. In accordance with the terms of the sales agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Sales of shares of our common stock may be made in a series of transactions from time to time as we may direct Ascendiant in sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933.  Such sales are made pursuant to our effective $40 million shelf registration statement filed with the SEC in September 2011.  Since November 2011, we have received net proceeds of approximately $5.5 million, including approximately $3.6 million raised through the sale of approximately 1,058,336 shares in the six months ended June 30, 2012.  We may terminate the sales agreement with Ascendiant at any time.  In the event of such termination, we would expect to make available any remaining unsold portion of the $10.0 million in aggregate offering price for other sources of financing that are permitted under the effective shelf registration statement.  The sales agreement with Ascendiant does not preclude us from pursuing other sources of financing.

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

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended June 30, 2012.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended June 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 5.                       Other Information

In the quarter ended June 30, 2012, we received gross proceeds of approximately $75,500 and net proceeds of approximately $72,800 raised through the sale of 21,506 shares of our common stock pursuant to our sales agreement with Ascendiant.  The shares were sold to the public at a price equal to the current market price in an “at-the-market” offering as defined under Rule 415 of the Securities Act of 1933, and are made under our effective shelf registration statement previously filed with the SEC.  We paid commissions of 3.5%, or approximately $2,600 to Ascendiant in connection with these sales.

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

For the six months ended June 30, 2012 our NVvault™ non-volatile RDIMM used in cache —protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for 61% of total revenues.  We expect a decline of Dell NVvault™ sales through 2013 as a result of Intel’s launch of its Romley platform in the first quarter of 2012.  Although we cannot predict the rate of decline in our sales to Dell, we began experiencing a decline in sales in the second quarter of 2012. This reduction in sales could have a significant impact on our revenues and gross profit.  In order to leverage our NVvault™ technology and diversify our customer base, we continue to pursue additional qualifications of NVvault™ with other OEMs.  We also introduced EXPRESSvault™ in March 2011 and we continue to pursue qualification of next generation DDR3 NVvault™ with customers.  Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other new products such as HyperCloud™.  We may not be successful in marketing any new or enhanced products.  If we are not successful in generating sales of other products, the expected reduction in sales of NVvault™ products to Dell will significantly reduce our revenues and negatively affect our results of operations.

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

We experienced a longer qualification cycle than anticipated with our HyperCloud™ memory subsystems, and as of June 30, 2012 we have not generated significant HyperCloud™ product revenues relative to our investment in the product.  We entered into collaborative agreements with both IBM and HP pursuant to which these OEMs qualified HyperCloud™ for use with their products.  HyperCloud™ has been available to order since March 6, 2012 and May 14, 2012 for IBM and HP, respectively.  We are working with both OEMs in joint marketing and further product development efforts.  The Company and each of the OEMs have committed financial and other resources toward the collaboration.  However, the efforts undertaken pursuant to either of the collaborative agreements may not result in new revenues or gross margins for us that are significant relative to our investment in the products.  Failure to maintain qualification of this product with IBM, HP or other potential customers could adversely impact our results of operations.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales.  Approximately 74% and 67% of our net sales in the six months ended June 30, 2012 and July 2, 2011, respectively were to one of our customers. We currently expect that sales to major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

As of June 30, 2012, we have sold 1,755,806 shares pursuant to the Sales Agreement at a weighted average sales price of $3.26, net of commissions, including 1,058,336 shares in the six months ended June 30, 2012 at a weighted average sales price of $3.45 per share. We may terminate the Sales Agreement at any time or it will terminate once proceeds of $10 million have been raised.  Whether we choose to effect future sales under the at-the-market program will depend upon a variety of factors, including, among others, market conditions and the trading price of our common stock relative to other sources of capital.  The issuance from time to time of these new shares of common stock through our at-the-market program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of July 30, 2012 approximately 18.7% of our outstanding common stock was held by affiliates, including 18.5% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong and our other executive officers and directors. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation and bylaws, and of Delaware law, could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-

current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.

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

(2)         Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012.

(3)         Filed herewith.

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

Date: August 14, 2012		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
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

(2)         Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012.

(3)         Filed herewith.

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