Form 10-Q
period 2012-09-29
NETLIST INC
filed 2012-11-13
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

28,412,400 shares outstanding at October 31, 2012

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	September 29,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$10,441	$10,535
Accounts receivable, net	3,635	11,399
Inventories	9,975	6,057
Prepaid expenses and other current assets	1,151	806
Total current assets	25,202	28,797
Property and equipment, net	3,073	2,771
Long-term investments in marketable securities	443	444
Other assets	129	161
Total assets	$28,847	$32,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,073	$6,155
Revolving line of credit	2,800	—
Accrued payroll and related liabilities	1,071	1,813
Accrued expenses and other current liabilities	919	460
Accrued engineering charges	450	450
Current portion of long-term debt	1,115	2,144
Total current liabilities	10,428	11,022
Long-term debt, net of current portion	2,517	1,118
Other liabilities	93	94
Total liabilities	13,038	12,234
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 28,414 (2012) and 26,390 (2011) shares issued and outstanding	28	26
Additional paid-in capital	98,461	92,709
Accumulated deficit	(82,623)	(72,740)
Accumulated other comprehensive loss	(57)	(56)
Total stockholders’ equity	15,809	19,939
Total liabilities and stockholders’ equity	$28,847	$32,173

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net sales	$6,391	$16,347	$30,910	$44,348
Cost of sales(1)	6,003	10,819	22,348	30,079
Gross profit	388	5,528	8,562	14,269
Operating expenses:
Research and development(1)	2,615	3,983	10,227	11,422
Selling, general and administrative(1)	2,497	2,511	7,977	8,011
Total operating expenses	5,112	6,494	18,204	19,433
Operating loss	(4,724)	(966)	(9,642)	(5,164)
Other income (expense):
Interest expense, net	(98)	(72)	(248)	(147)
Other income (expense), net	4	1	12	(58)
Total other expense, net	(94)	(71)	(236)	(205)
Loss before provision for income taxes	(4,818)	(1,037)	(9,878)	(5,369)
Provision for income taxes	4	2	5	3
Net loss	$(4,822)	$(1,039)	$(9,883)	$(5,372)
Net loss per common share:
Basic and diluted	$(0.17)	$(0.04)	$(0.36)	$(0.22)

Weighted-average common shares outstanding:
Basic and diluted	28,199	25,029	27,680	24,966

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$28	$21	$105	$51
Research and development	193	178	538	466
Selling, general and administrative	294	265	877	706

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net loss	$(4,822)	$(1,039)	$(9,883)	$(5,372)
Other comprehensive loss:
Unrealized loss transferred from other comprehensive loss to earnings	—	—	—	59
Net unrealized loss on investments in marketable securities, net of tax	(2)	(7)	(1)	—
Total comprehensive loss	$(4,824)	$(1,046)	$(9,884)	$(5,313)

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 29,	October 1,
	2012	2011

Cash flows from operating activities:
Net loss	$(9,883)	$(5,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,541	1,717
Stock-based compensation	1,520	1,223
Realized loss on sale of investments in marketable securities		59
Changes in operating assets and liabilities:
Accounts receivable	7,764	(341)
Inventories	(3,918)	(4,368)
Prepaid expenses and other current assets	(165)	228
Other assets	32	137
Accounts payable	(2,257)	31
Accrued payroll and related liabilities	(742)	(15)
Accrued expenses and other current liabilities	458	65
Accrued engineering charges	—	98
Net cash used in operating activities	(5,650)	(6,538)
Cash flows from investing activities:
Acquisition of property and equipment	(1,648)	(570)
Proceeds from maturities and sales of investments in marketable securities	—	1,264
Net cash (used in) provided by investing activities	(1,648)	694
Cash flows from financing activities:
Borrowings on line of credit	3,200	500
Payments on line of credit	(400)	(500)
Proceeds of bank term loan, net of issuance costs	1,319	2,934
Payments on debt	(1,149)	(1,187)
Proceeds from public offering, net	3,613	—
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	621	(11)
Net cash provided by financing activities	7,204	1,736
Decrease in cash and cash equivalents	(94)	(4,108)
Cash and cash equivalents at beginning of period	10,535	14,210
Cash and cash equivalents at end of period	$10,441	$10,102

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2012

Note 1—Description of Business

Netlist, Inc. (the “Company”, “Netlist” or “our”) designs and manufactures a wide variety of high performance, logic-based memory subsystems for the global datacenter and high-performance computing and communications markets. The Company’s memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”).  Netlist primarily markets and sells its products to leading original equipment manufacturer (“OEM”) customers.  The Company’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements.  The Company leverages a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit.

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

The condensed consolidated financial statements included herein as of September 29, 2012 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of September 29, 2012, the condensed consolidated results of its operations and comprehensive loss for the three and nine months ended September 29, 2012 and October 1, 2011, and the condensed consolidated cash flows for the nine months ended September 29, 2012 and October 1, 2011.  The results of operations for the nine months ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Liquidity

The Company incurred net losses of approximately $9.9 million and $5.4 million for the nine months ended September 29, 2012 and October 1, 2011, respectively, and had an accumulated deficit of approximately $82.6 million at September 29, 2012. In addition, the Company used cash in operating activities of approximately $5.7 million and $6.5 million for the nine months ended September 29, 2012 and October 1, 2011, respectively.  As a result, the  Company anticipates that it is likely that it will violate one or more of the debt covenants contained in its credit agreement in the near future.    Management has initiated discussions with Silicon Valley Bank, the Company’s lender under its credit facility, to resolve the expected violations or amend the credit agreement; however, in the event of a violation of the debt covenants, the bank may declare an event of default and seek remedies available under the terms of the credit agreement, including the acceleration of the term debt, the discontinuance of the line of credit, and modifications to the terms of letters of credit that support its trade accounts with vendors.

In addition to renegotiating the credit agreement with Silicon Valley Bank, the Company’s management is evaluating potential financing opportunities and alliances or other partnership agreements with entities interested in the Company’s technologies.  The Company is also planning to reduce its expenses and continue its efforts to qualify new and enhanced products with its OEM customers.

The Company raised net proceeds of approximately $3.6 million in the nine months ended September 29, 2012 and approximately $1.9 million in the year ended December 31, 2011 under a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant”) (see note 10), and may raise additional funds through the Company’s agreement with Ascendiant or through other sources.  The Company may be limited in its ability to benefit from the agreement with Ascendiant if the volume of its shares traded in the market or the market price of its shares is low.

If adequate working capital is not available when needed, the Company may be required to significantly modify its business model and operations to reduce spending to a sustainable level. It could cause the Company to be unable to execute its business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause the Company to delay, scale back or eliminate some or all of its research and development programs, or to reduce or cease operations.  While there is no assurance that the Company can meet its revenue forecasts or successfully negotiate the terms of the credit agreement with Silicon Valley Bank, management anticipates that it can successfully execute its plans and continue operations for at least the next twelve months.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs. Revenues also include sales of excess component inventories to distributors and other users of memory integrated circuits (“ICs”).  Such sales amounted to less than $0.1 million for each of the three and nine month periods ended September 29, 2012 and October 1, 2011.

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

The Company invests its cash equivalents primarily in money market mutual funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $5.2 million of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insured cash and cash equivalents at September 29, 2012.  Investments in marketable securities are generally in high-credit quality debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions.  The Company has not incurred any credit losses related to these investments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of September 29, 2012. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

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

Collaborative Arrangement

In 2011, the Company entered into two memory technology Collaboration Agreements.  The first agreement is a HyperCloud® Technology Collaboration Agreement (the “IBM Agreement”) with International Business Machines (“IBM”).  Under the IBM Agreement, IBM and the Company agreed to cooperate with respect to the qualification of HyperCloud® technology for use with IBM servers and to engage in certain joint marketing efforts when qualification is achieved.  IBM and the Company agreed to commit resources and funds in support of these activities.  The IBM Agreement is non-exclusive.

The second agreement is a Collaboration Agreement (the “HP Agreement”) with Hewlett-Packard Company (“HP”).  Under the HP Agreement, HP and the Company agreed to cooperate with respect to the qualification of HyperCloud® technology for use with HP servers and to engage in certain joint marketing efforts when qualification is achieved.  HP and the Company agreed to commit resources and funds in support of these activities.  The HP Agreement is exclusive for a period of time.  HP and the Company agreed to collaborate on the future use of HyperCloud® load reduction and rank multiplication technologies for next generation server memory for HP.

In the fourth quarter of 2011, the Company reimbursed HP and IBM $0.1 million and $0.2 million, respectively, for the cost of certain qualification activities.  The Company reimbursed HP an additional $0.5 million and $0.9 million in the three and nine month period ended September 29, 2012, respectively.  The payments are included in research and development expense in the condensed consolidated statements of operations.  During the quarter ended September 29, 2012, the Company made $0.4 of payments to IBM for joint HyperCloud® marketing activities, additional payments of $0.4 million will be paid to IBM in the fourth quarter of 2012. The Company is amortizing the $0.8 million payments made to IBM based on actual unit shipments compared with estimated total shipments over the term of the Collaboration Agreement. The Company’s net sales will be determined after deduction of the amortization of customer allowances for marketing activities, in accordance with ASC Topic 605-50.

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

Risks and Uncertainties

The Company has invested and expects to continue to invest a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud® memory subsystem. This new design and the products it is incorporated into are subject to increased risks as compared to the Company’s existing products.  The Company may be unable to achieve customer or market acceptance of the HyperCloud® memory subsystem or other new products, or achieve such acceptance in a timely manner.  The Company has experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and as of September 29, 2012 the product has not generated significant product margins relative to the Company’s investment in the product.  The Company has entered into collaborative agreements with both HP and IBM pursuant to which these OEMs have cooperated with the Company to qualify HyperCloud® for use in their respective products.  The qualifying OEMs have engaged and continue to engage with the Company in joint marketing and further product development efforts.  The Company and each of the OEMs have committed financial and other resources toward the collaboration.  There can be no assurance that the efforts undertaken pursuant to either of the collaborative agreements will result in any new revenues for the Company.  Further delays or any failure in marketing this product with HP, IBM or other potential customers would adversely impact the Company’s results of operations.

The Company’s operations in the People’s Republic of China (“PRC”) are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in China. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in China, in particular.  Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments.  If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted.  Restricted net assets of the Company’s subsidiary in the PRC totaled $0.6 million at December 31, 2011.  The liabilities of the Company’s subsidiary in the PRC exceeded its assets as of September 29, 2012.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three and nine months ended September 29, 2012 or October 1, 2011.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	September 29,	December 31,
	2012	2011
Raw materials	$5,046	$4,312
Work in process	381	237
Finished goods	4,548	1,508
	$9,975	$6,057

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Beginning balance	$189	$194
Estimated cost of warranty claims charged to cost of sales	148	281
Cost of actual warranty claims	(105)	(300)
Ending balance	232	175
Less current portion	(139)	(87)
Long-term warranty obligations	$93	$88

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Basic and diluted net loss per share:
Numerator: Net loss	$(4,822)	$(1,039)	$(9,883)	$(5,372)
Denominator: Weighted-average common shares outstanding, basic and diluted	28,199	25,029	27,680	24,966
Basic and diluted net loss per share	$(0.17)	$(0.04)	$(0.36)	$(0.22)

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

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Common share equivalents	424	1,336	764	1,485

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended			Nine Months Ended
	September 29,	October 1,		September 29,	October 1,
	2012	2011		2012	2011
Customer:
Customer A	32%	67%		65%	67%
Customer B	28%	*	%	12%	*	%

The Company’s accounts receivable are concentrated with two customers at September 29, 2012 representing approximately 52% and 14% of aggregate gross receivables. At December 31, 2011, one customer represented approximately 80% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.  The Company mitigates risk associated with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Nine Months Ended
	September 29,	October 1,
	2012	2011

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment not paid for at the end of the period	$175	$3
Debt financed acquisition of assets	$180	$169
Change in unrealized gain (loss) from investments in marketable securities	$—	$59

Note 4—Fair Value Measurements

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s assets (in thousands):

		Fair Value Measurements at September 29, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	September 29,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$4,455	$4,455	$—	$—
Auction and variable floating rate notes	443	—	—	443
Total	$4,898	$4,455	$—	$443

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Money market mutual funds	$5,600	$5,600	$—	$—
Auction and variable floating rate notes	444	—	—	444
Total	$6,044	$5,600	$—	$444

The following tables summarize the Company’s assets measured at fair value on a recurring basis as presented in the Company’s condensed consolidated balance sheets at September 29, 2012 and December 31, 2011:

		Fair Value Measurements at September 29, 2012 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	September 29,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$4,455	$4,455	$—	$—
Long-term marketable securities	443	—	—	443
Total assets measured at fair value	$4,898	$4,455	$—	$443

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$5,600	$5,600	$—	$—
Long-term marketable securities	444	—	—	444
Total assets measured at fair value	$6,044	$5,600	$—	$444

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

	Nine Months Ended
	September 29,	October 1,
	2012	2011

Beginning balance	$444	$890
Proceeds from sales of available-for-sale marketable securities	—	(440)
Realized loss included in other income (expense), net	—	(59)
Unrealized loss transferred from other comprehensive loss to earnings	—	59
Unrealized loss included in other comprehensive loss	(1)	—
Ending balance	$443	$450

Note 5—Investments in Marketable Securities

Investments in marketable securities consist of the following (in thousands):

	September 29, 2012
		Net
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Auction and variable floating rate notes	$500	$(57)	$443

	December 31, 2011
		Net
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Auction and variable floating rate notes	$500	$(56)	$444

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

The following table provides the breakdown of investments in marketable securities with unrealized losses (in thousands):

September 29, 2012
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Auction and variable floating rate notes	$—	$—	$443	$(57)

December 31, 2011
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Auction and variable floating rate notes	$—	$—	$444	$(56)

As of September 29, 2012 and December 31, 2011, the Company held one investment that was in an unrealized loss position.

Auction Rate Securities

Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of September 29, 2012 and December 31, 2011, the Company held one investment in a Baa1 rated auction rate debt security of a municipality with a total purchase cost of $0.5 million.  An additional A3 rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education with a total purchase cost of $0.5 million was disposed of in June 2011 for a realized loss of approximately $59,000.

The Company does not believe that the current illiquidity of its auction rate security investment will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. The Company, however, remains uncertain as to when full liquidity will return to the auction rate markets, whether other secondary markets will become available or when the underlying security may be called by the issuer. Given these and other uncertainties, the Company’s auction rate security investment has been classified as long-term in the accompanying condensed consolidated balance sheets. To estimate their fair value the Company used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying security, and illiquidity consideration. The Company has concluded that the estimated gross unrealized loss on this investment, which totaled approximately $57,000 and $56,000 at September 29, 2012 and December 31, 2011, respectively, is temporary because (i) the Company believes that the liquidity limitations that have occurred are due to general market conditions, (ii) the auction rate security continues to be of a high credit quality and interest is paid as due and (iii) the Company has the intent and ability to hold this investment until a recovery in the market occurs.

Other Investments in Marketable Securities

The Company maintains an investment portfolio of various holdings, types and maturities. The Company invests in instruments that meet high quality credit standards, as specified in its investment policy guidelines. These guidelines generally limit the amount of credit exposure to any one issue, issuer or type of instrument.  Excluding its auction rate security, there were no unrealized gains or losses at September 29, 2012 or December 31, 2011.

The following table presents the amortized cost and fair value of the Company’s investments in marketable securities classified as available-for-sale at September 29, 2012 by contractual maturity (in thousands):

	September 29, 2012
	Amortized	Fair
	Cost	Value

Maturity
Greater than two years*	$500	$443

*	Comprised of auction rate securities which generally have reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

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

Prior to the May 14, 2012 amendment, the Credit Agreement contained an overall sublimit of $10.0 million to collateralize the Company’s contingent obligations under letters of credit and other financial services.  Amounts outstanding under the overall sublimit reduced the amount available pursuant to the Credit Agreement.  As a result of the May 14, 2012 amendment, letters of credit and other financial services are no longer subject to borrowing base sublimits and do not reduce the amount that may be borrowed under the revolving line of credit. Rather the Company has an additional credit facility for up to $3.0 million in letters of credit through September 30, 2014. At September 29, 2012, letters of credit in the amount of $3.0 million were outstanding.

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

The following table presents details of interest expense related to borrowings on revolving credit lines, along with certain other applicable information (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Interest expense	$36	$10	$84	$12

The following table presents details of the Company’s outstanding borrowings and availability under our line of credit (in thousands):

	September 29,	December 31,
	2012	2011
Availability under the revolving line of credit	$731	$7,797
Outstanding borrowings on the revolving line of credit	(2,800)	—
Amounts reserved under credit sublimits	—	(2,022)
(Over-utilized) unutilized borrowing availability under the revolving line of credit	$(2,069)	$5,775

The Company calculates the borrowing availability under the revolving line of credit in arrears, in accordance with the credit agreement and did not over-utilize the revolving line of credit at the time of borrowing.  In October 2012, the Company repaid the $2.8 million balance of outstanding borrowings on the revolving line of credit in full.

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

All obligations under the Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets.  The Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends.  As of September 29, 2012, the Company was in compliance with its financial covenants.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 29,	December 31,
	2012	2011

Consolidated Term Loan, net of unamortized issuance cost of $31 (2012)	$3,469	$—
Term Loan I	—	875
Term Loan II, net of unamortized issuance cost of $38 (2011)	—	2,087
Obligations under capital leases	163	300
	3,632	3,262
Less current portion	(1,115)	(2,144)
	$2,517	$1,118

Interest expense related to long-term debt is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Interest expense	$63	$62	$167	$144

Note 8—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Provision for income taxes	$4	$2	$5	$3
Effective tax rate	—%	(0.2)%	—%	—%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of September 29, 2012 and December 31, 2011. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company had unrecognized tax benefits at September 29, 2012 and December 31, 2011 of approximately $0.02 million that, if recognized, would affect the Company’s annual effective tax rate.

Note 9—Commitments and Contingencies

Litigation and Patent Reexaminations

The Company owns numerous patents and continues to enlarge and strengthen its patent portfolios which cover different aspects of the Company’s technology innovations with various claim scopes. The Company intends to vigorously assert its patent rights against infringers through civil litigation and to defend its patents against challenges made by way of reexamination requests with the United States Patent and Trademark Office (“USPTO”). The Company spends substantial resources in various activities to protect its intellectual property, and these activities may continue for the foreseeable future. There can be no assurance that any ongoing or future patent protection and litigation activities will be successful.  The Company is also subject to litigation claims that it has infringed on the intellectual property of others.  The Company intends to defend such lawsuits vigorously.

Litigation, whether or not determined in the Company’s favor or settled, is costly and time-consuming and could divert management’s attention and resources, which could adversely affect the Company’s business.  The Company is unable to assess the possible outcome of these matters.  However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.  Additionally, the outcome of pending litigation, and the related patent reexaminations, as well as any delay in their resolution, could affect the Company’s ability to license its intellectual property in the future or to protect against competition in the current and expected markets for its products.

Google Litigation

In May 2008, the Company initiated discussions with Google, Inc. (“Google”) based on information and belief that Google had infringed on a U.S. patent owned by the Company, U.S. Patent No. 7,289,386 (“the ‘386 patent”), which relates generally to technologies to implement rank multiplication in memory modules. Preemptively, Google filed a declaratory judgment lawsuit against the Company in the U.S. District Court for the Northern District of California (the “Northern District Court”), seeking a declaration that Google did not infringe the ‘386 patent and that the ‘386 patent was invalid. The Company filed a counterclaim for infringement of the ‘386 patent by Google. Claim construction proceedings were held in November 2009, and the Company prevailed on every disputed claim construction issue. In June 2010, the Company filed motions for summary judgment of patent infringement and dismissal of Google’s affirmative defenses. In May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. The reexamination proceedings are described below. The Northern District Court granted Google’s request to stay the litigation pending result of the reexamination, and therefore has not ruled on the Company’s motions for summary judgment.

In December 2009, the Company filed a patent infringement lawsuit against Google in the Northern District Court, seeking damages and injunctive relief based on Google’s infringement of U.S. Patent No. 7,619,912 (“the ‘912 patent”), which is related to the ‘386 patent and relates generally to technologies to implement rank multiplication. In February 2010, Google answered the Company’s complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on Netlist’s activities in the JEDEC standard-setting organization. The counterclaim seeks unspecified compensatory damages. Accruals have not been recorded for loss contingencies related to Google’s counterclaim because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated. In October 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. The reexamination proceedings are described below. In connection with the reexamination request, the Northern District Court granted the Company and Google’s joint request to stay the ‘912 patent infringement lawsuit against Google until the completion of the reexamination proceedings.

Inphi Litigation

In September 2009, the Company filed a patent infringement lawsuit against Inphi Corporation (“Inphi”) in the U.S. District Court for the Central District of California (the “Central District Court”). The complaint, as amended, alleges that Inphi is contributorily infringing and actively inducing the infringement of U.S. patents owned by the Company, including the ‘912 patent, U.S. Patent No. 7,532,537 (“the ‘537 patent”), which relates generally to memory modules with load isolation and memory domain translation capabilities, and U.S. Patent No. 7,636,274 (“the ‘274 patent”), which is related to the ‘537 patent and relates generally to load isolation and memory domain translation technologies. The Company is seeking damages and injunctive relief based on Inphi’s use of the Company’s patented technology. Inphi denied infringement and claimed that the three patents are invalid. In April 2010, Inphi requested but was later denied Inter Partes Reexaminations of the ‘912, ‘537 and ‘274 patents by the USPTO. In June 2010, Inphi submitted new requests and was later granted Inter Partes Reexaminations of the ‘912, ‘537 and ‘274 patents by the USPTO. The reexamination proceedings are described below. In connection with the reexamination requests, Inphi filed a motion to stay the patent infringement lawsuit with the Central District Court, which was granted. The Central District Court has requested that the Company notify it within one week of any action taken by the USPTO in connection with the reexamination proceedings, at which time the Central District Court may decide to maintain or lift the stay.

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

Smart Modular Litigation

On September 10, 2012, Smart Modular, Inc. (“SMOD”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of California (the “Eastern District Court”). The complaint alleges that the Company willfully infringes and actively induces the infringement of a U.S. patent newly issued to SMOD, U.S. Patent No. 8,250,295 (“the ‘295 patent”), and seeks damages and injunctive relief. SMOD also filed a motion for preliminary injunction and a memorandum in support of the motion on the same day of the complaint.  The Company filed a request for reexamination of the ‘295 patent with the USPTO on September 15, 2012, seeking to invalid the ‘295 patent. The USPTO will make a decision on the acceptance of the request by December 15, 2012.  The Company also filed an answer to SMOD’s complaint with the Eastern District Court on October 11, 2012, in which the Company denies infringement of the ‘295 patent, claims that the ‘295 patent is invalid and unenforceable, and asserts a set of counterclaims against SMOD. SMOD filed motion to dismiss, motion to strike and motion for partial judgment on the pleadings on November 1, 2012. The Company will file briefs to oppose SMOD’s motions by November 30, 2012. Hearing on the motions will be held on December 13, 2012. Accruals have not been recorded for loss contingencies related to the SMOD litigation because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

‘386 Patent Reexamination

As noted previously, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. In October 2010, SMOD requested and was later granted an Inter Partes Reexamination of the ‘386 patent. The reexaminations requested by Google and SMOD were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and SMOD filed their comments to the Company’s response in October 2011. In October 2012, the USPTO issued an Action Closing Prosecution (“ACP”) rejecting all 60 claims. The Company is working on a response to the ACP, which is due December 3, 2012. Thus, the reexamination of the ‘386 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘912 Patent Reexamination

As noted previously, in April 2010, Inphi requested but was later denied an Inter Partes Reexamination of the ‘912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the ‘912 patent. In October 2010, Google and SMOD each filed and were later granted requests for reexamination of the ‘912 patent. In February 2011, the USPTO merged the Inphi, Google and SMOD ‘912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ‘912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi, Google, and SMOD filed their comments on the Company’s response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the ‘912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Google, Inphi and SMOD filed their comments to the Company’s response in February 2012. The USPTO determined that SMOD’s comments were defective, and issued a notice to SMOD to rectify and refile the comments within 15 days from the mailing date of the notice. SMOD filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012.  The reexamination of the ‘912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘627 Patent Reexamination

In September 2011, SMOD filed a request for reexamination of U.S. Pat. No. 7,864,627 (“the ‘627 patent”) issued to the Company on January 4, 2011. The ‘627 patent is related to the ‘912 patent. In November 2011, the USPTO granted SMOD’s request for reexamination of the ‘627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references.  SMOD filed its comments to the Company’s response in March 2012. The USPTO determined that SMOD’s comments were defective and issued a notice in April 2012 to SMOD to rectify and refile the comments within 15 days from the mailing date of the notice.  SMOD filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012.  The reexamination of the ‘627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

‘537 Patent Reexamination

As noted previously, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company’s response in January 2011. In June 2011, the USPTO issued an Action Closing Prosecution (“ACP”) which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company’s response in September 2011. The USPTO issued a Right of Appeal Notice (“RAN”) in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company.  Inphi filed a notice of appeal in March 2012, and an appeal brief on May 8, 2012. In response, the USPTO issued a Notice of Defective Appeal Brief.  Inphi filed a corrective appeal brief on May 31, 2012, and Netlist filed its reply brief to the corrected Inphi appeal brief on July 2, 2012.  The Examiner now has an opportunity to respond to Inphi’s corrected appeal brief as well as Netlist’s reply brief. If the Examiner maintains his position, the Company and the USPTO examiner will jointly defend the patent in a hearing with the USPTO, in accordance with established procedures for Inter Partes Reexamination.

‘274 Patent Reexamination

As noted previously, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘274 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘274 patent by the USPTO. In September 2011, the USPTO issued a Non-Final Action, confirming the patentability of six claims. The Company has responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company’s response in November 2011. The USPTO issued an ACP in March 2012, which confirmed the patentability of one hundred and four (104) claims in view of all the previously submitted comments by both Inphi and the Company.  The PTO subsequently issued a Right of Appeal Notice on June 22, 2012.  This Notice triggered Inphi’s right as the losing party to file a Notice of Appeal by July 23, 2012 and file an appeal brief by September 23, 2012, and Inphi filed both on their respective due dates.  The Company responded to Inphi’s appeal brief by filing a reply brief on October 24, 2012. The Examiner now has an opportunity to respond to the appeal brief and the reply brief. If the Examiner maintains his position, the Company and the USPTO examiner will jointly defend the patent in a hearing with the USPTO, in accordance with established procedures for Inter Partes Reexamination.

Other Contingent Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; and (v) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

Note 10—Stockholders’ Equity

Common Stock

In November 2011, the Company entered into a sales agreement with Ascendiant, whereby shares with a total value of up to $10.0 million may be released for sale to the public at the discretion of management at a price equal to the current market price in an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933.  Since November 2011, the Company has received net proceeds of approximately $5.5 million, including approximately $3.6 million raised through the sale of 1,058,336 shares in the nine months ended September 29, 2012. In the nine months ended September 29, 2012 the Company paid commissions to Ascendiant, in connection with these sales, of 3.5%, or approximately $132,000. The sales agreement with Ascendiant expires in November 2014.

During the nine months ended September 29, 2012 and October 1, 2011, the Company cancelled 23,631 and 37,422 shares of common stock, respectively, valued at approximately $64,000 and $77,000, respectively, in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Subject to certain adjustments, as of September 29, 2012, the Company was authorized to issue a maximum of 5,405,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions.  At September 29, 2012, the Company had 538,917 shares available for grant under the 2006 Plan.  At September 29, 2012, an additional 20,000 shares were reserved for issuance upon exercise of inducement grants.  Options granted under the 2000 Plan, the 2006 Plan and outside the equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.  Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the nine months ended September 29, 2012 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2011	5,368	$2.62
Options granted	1,668	3.40
Options exercised	(1,023)	0.67
Options cancelled	(978)	2.94
Options outstanding at September 29, 2012	5,035	$3.20

The intrinsic value of options exercised in the nine months ended September 29, 2012 was $2.6 million.

A summary of the Company’s restricted stock awards as of and for the nine months ended September 29, 2012 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at December 31, 2011	319	$3.32
Restricted stock forfeited	(34)	3.49
Restricted stock vested	(113)	3.37
Balance outstanding at September 29, 2012	172	$3.26

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Expected term (in years)	6.3	6.0
Expected volatility	127%	136%
Risk-free interest rate	1.15%	2.16%
Expected dividends	—	—
Weighted-average grant date fair value per share	$3.03	$2.03

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The fair value of restricted stock vested was $0.3 million and $0.2 million in the nine months ended September 29, 2012 and October 1, 2011, respectively.

At September 29, 2012, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2012 through fiscal 2015 related to unvested common stock options and restricted stock awards is approximately $4.5 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.9 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At September 29, 2012 and December 31, 2011, approximately $1.7 million and $1.5 million of the Company’s long-lived assets, net of depreciation and amortization, respectively, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

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

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of the continued decrease in sales to our key customer; our ability to leverage our NVvault™ technology in a more diverse customer base; the rapidly-changing nature of technology; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined by the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC.  Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our Products

HyperCloud®

In November 2009, we introduced HyperCloud® DDR3 memory technology.  HyperCloud® utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction technology that increases memory bandwidth.  We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing.   In November 2011, we introduced the world’s first 32GB two-virtual rank RDIMM integrating HyperCloud® with our proprietary Planar-X technology.  The new memory modules enable up to 768GB of DRAM memory in next generation two-processor servers.

Also in November 2011, we announced collaborative agreements with each of Hewlett-Packard Company (“HP”) and International Business Machines (“IBM”), pursuant to which these OEMs have cooperated with us in efforts to qualify HyperCloud® memory products for use with their respective products.  In February 2012 and May 2012, we achieved memory qualification of HyperCloud® at IBM and HP, respectively. HP and IBM have engaged and continue to engage with us in joint marketing and further product development efforts.  We and each of the OEMs have committed financial and other resources toward the collaboration.  However, the efforts undertaken under either of the collaborative agreements may not result in significant product margins for us relative to our investment in developing and marketing this product.

NVvault™

The NVvault™ product line consists primarily of battery-free and battery-powered cache memory subsystem targeting RAID storage applications.  NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery.  The NVvault™ products have historically been sold primarily to Dell, most recently for incorporation in its PERC 7 server products.  Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell, and we recognized no NVvault™ sales to Dell in the three months ended September 29, 2012.  Sales of NVvault™ products to Dell totaled $15.1 million for the nine months ended September 29, 2012.  Although we had no sales of the NVvault™ products to Dell in the quarter ended September 29, 2012, we expect that after product in the supply chain is consumed, we will see demand from Dell through 2013, after which sales of NVvault™ products for incorporation into PERC 7 servers will be minimal.  In order to leverage our NVvault™ technology into a more diverse customer base, we continue to pursue additional qualifications of NVvault™ with other customers. We also introduced EXPRESSvault™ in March 2011, and continue to pursue qualifications of next generation DDR3 NVvault™ with customers.  However, our efforts may not result in significant revenues from the sale of NVvault™ products.

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

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Two customers represented approximately 65% and 12% of our net sales for the nine months ended September 29, 2012 and one customer represented approximately 67% of our net sales for the nine months ended October 1, 2011.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net sales	100%	100%	100%	100%
Cost of sales	94	66	72	68
Gross profit	6	34	28	32
Operating expenses:
Research and development	40	24	33	26
Selling, general and administrative	39	15	26	18
Total operating expenses	80	40	59	44
Operating loss	(74)	(6)	(31)	(12)
Other income (expense):
Interest expense, net	(2)	—	(1)	—
Other income (expense), net	—	—	—	—
Total other expense, net	(2)	—	(1)	—
Loss before provision for income taxes	(75)	(6)	(32)	(12)
Provision for income taxes	—	—	—	—
Net loss	(75)%	(6)%	(32)%	(12)%

Three and Nine Months Ended September 29, 2012 Compared to Three and Nine Months Ended October 1, 2011

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three and nine months ended September 29, 2012 and October 1, 2011 (in thousands, except percentages):

	Three Months Ended
	September 29,	October 1,		%
	2012	2011	Change	Change

Net sales	$6,391	$16,347	$(9,956)	(61)%
Cost of sales	6,003	10,819	(4,816)	(45)%
Gross profit	$388	$5,528	$(5,140)	(93)%
Gross margin	6%	34%	(28)%

	Nine Months Ended
	September 29,	October 1,		%
	2012	2011	Change	Change

Net sales	$30,910	$44,348	$(13,438)	(30)%
Cost of sales	22,348	30,079	(7,731)	(26)%
Gross profit	$8,562	$14,269	$(5,707)	(40)%
Gross margin	28%	32%	(4)%

Net Sales.  The decrease in net sales for the three months ended September 29, 2012 as compared with the three months ended October 1, 2011 resulted primarily from decreases of approximately (i) $9.5 million in sales of NVvault™ non-volatile cache systems used in RAID controller subsystems, including $4.4  million from NVvault™ battery-free, the flash-based cache system (ii) $2.9 million of specialty memory module sales primarily used in industrial applications as one customer slowed production as a result of its product nearing the end of its life, and (iii) $0.8 million in flash product sales, offset by an increase of $3.3 million in sales resulting from existing and new customer qualifications.

The decrease in net sales for the nine months ended September 29, 2012 as compared with the nine months ended October 1, 2011 resulted primarily from decreases of approximately (i) $10.7 million in sales of NVvault™ non-volatile cache systems used in RAID controller subsystems (ii) $8.4 million of specialty memory module sales primarily used in industrial applications as one customer slowed production as a result of its product nearing the end of its life and (iii) $1.8 million in flash product sales, offset by an increase of $7.5 million in sales resulting from existing and new customer qualifications.

Gross Profit and Gross Margin.  The decrease in gross profit for the three months ended September 29, 2012 as compared to the three months ended October 1, 2011 is due to a change in the product mix primarily as a result of the decrease in sales to Dell of NVvault™ which has a higher margin than many of our other product lines and lower production volume resulting in decreased absorption of fixed factory overhead costs. The decrease in gross profits for the nine months ended September 29, 2012 as compared to the nine months ended October 1, 2011 is primarily the result of the change in product mix as the decline in NVvault™ sales to Dell began to accelerate in the second quarter of 2012. As noted previously, we expect the decline in sales of NVvault™ to Dell to continue to have a significant impact on our revenue and gross profit.

Research and Development.

The following table presents research and development expenses for the three and nine months ended September 29, 2012 and October 1, 2011 (in thousands, except percentages):

	Three Months Ended
	September 29,	October 1,		%
	2012	2011	Change	Change

Research and development	$2,615	$3,983	$(1,368)	(34)%

	Nine Months Ended
	September 29,	October 1,		%
	2012	2011	Change	Change

Research and development	$10,227	$11,422	$(1,195)	(10)%

The decrease in research and development expense in the three months ended September 29, 2012 as compared to the three months ended October 1, 2011 resulted primarily from decreases of (i) $0.6 million in internal engineering headcount and related overhead expenses, (ii) $0.4 million in non-recurring engineering charges for supply partners engaged in new product development activities, and (iii) $0.4 million in professional and outside services.

The decrease in research and development expense in the nine months ended September 29, 2012 as compared to the nine months ended October 1, 2011 resulted primarily from decreases of (i) $0.8 million in professional and outside services (ii) $0.6 million in internal engineering headcount costs and related overhead and travel expenses, and (iii) $0.5 million in non-recurring engineering charges for supply partners engaged in new product development activities partially offset by an increase of $0.7 million in material expenses related to product builds and testing.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three and nine months ended September 29, 2012 and October 1, 2011 (in thousands, except percentages):

	Three Months Ended
	September 29,	October 1,		%
	2012	2011	Change	Change

Selling, general and administrative	$2,497	$2,511	$(14)	(1)%

	Nine Months Ended
	September 29,	October 1,		%
	2012	2011	Change	Change

Selling, general and administrative	$7,977	$8,011	$(34)	—%

Selling, general and administrative expense for the three and nine months ended September 29, 2012 was relatively unchanged compared with the three and nine months ended October 1, 2011.

Other (Expense) Income.

The following table presents other (expense) income for the three and nine months ended September 29, 2012 and October 1, 2011 (in thousands, except percentages):

	Three Months Ended
	September 29,	October 1,		%
	2012	2011	Change	Change

Interest expense, net	$(98)	$(72)	$(26)	36%
Other income (expense), net	4	1	3	300%
Total other expense, net	$(94)	$(71)	$(23)	32%

	Nine Months Ended
	September 29,	October 1,		%
	2012	2011	Change	Change

Interest expense, net	$(248)	$(147)	$(101)	69%
Other income (expense), net	12	(58)	70	(121)%
Total other expense, net	$(236)	$(205)	$(31)	15%

The increase in interest expense for the three and nine months ended September 29, 2012 compared with the three and nine months ended October 1, 2011 was the result of new term loans that originated in May 2011 and May 2012.

The decrease in other (expense) income, net, for the three months ended September 29, 2012, as compared to the three months ended October 1, 2011 was insignificant.  The decrease in other (expense) income, net, for the nine months ended September 29, 2012, as compared to the nine months ended October 1, 2011 was primarily the result of a realized loss in 2011 of $59,000 from the sale of an auction rate security that was purchased in 2008.

Provision for Income Taxes.

The following table presents the provision for income taxes for the three and nine months ended September 29, 2012 and October 1, 2011 (in thousands, except percentages):

	Three Months Ended
	September 29,	October 1,		%
	2012	2011	Change	Change

Provision for income taxes	$4	$2	$2	100%

	Nine Months Ended
	September 29,	October 1,		%
	2012	2011	Change	Change

Provision for income taxes	$5	$3	$2	67%

We did not record a benefit of income taxes for the three and nine months ended September 29, 2012 and October 1, 2011, as tax benefits resulting from operating losses generated were fully reserved.  The tax provisions in all periods relate to state taxes.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations.  We have also funded our operations with a revolving line of credit and term loans under our bank credit facility and capitalized lease obligations.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	September 29,	December 31,
	2012	2011
Working Capital	$14,774	$17,775

Cash and cash equivalents(1)	$10,441	$10,535
Long-term marketable securities	443	444
	$10,884	$10,979

(1) Included in working capital

Our working capital decreased in the nine months ended September 29, 2012 primarily as a result of reduction of $7.8 million of accounts receivable due to a decrease in sales, partially offset by an increase in inventory of $3.9 million and $0.2 million of prepaid expenses.

Cash Provided by and Used in the Nine Months Ended September 29, 2012 and October 1, 2011

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 29,	October 1,
	2012	2011

Net cash provided by (used in):
Operating activities	$(5,650)	$(6,538)
Investing activities	(1,648)	694
Financing activities	7,204	1,736
Net increase (decrease) in cash and cash equivalents	$(94)	$(4,108)

Operating Activities.  Net cash used in operating activities for the nine months ended September 29, 2012 was primarily the result of (i) net loss of approximately $9.9 million partially offset by (ii) cash provided by changes in operating assets and liabilities of approximately $1.2 million and (iii) $3.1 million in net non-cash operating expenses, primarily comprised of depreciation and amortization and stock-based compensation. Net cash used in operating activities for the nine months ended October 1, 2011 was primarily a result of (i) net loss of approximately $5.4 million and (ii) cash used by changes in operating assets and liabilities of approximately $4.2 million, partially offset by approximately $3.0 million in net non-cash operating expenses, primarily comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased by approximately $7.8 million during the nine months ended September 29, 2012 primarily as a result of the decrease in our net sales, offset by an increase in past due invoices resulting from a delay in payment from Dell’s contract manufacturer for purchases of prior generation NVvault™ products.  Inventories increased approximately $3.9 million during the nine months ended September 29, 2012 as we built inventory to support the sales launch of qualified HyperCloud® products and continued the qualification process for higher density HyperCloud® products and other high-density memory modules.  Our inventory also increased as a result of a faster than expected decline in sales of our prior generation NVvault products™.  During the nine months ended September 29, 2012, accounts payable decreased by $2.3 million as a result of decreasing purchases to support a lower level of sales activity.

Investing Activities. Net cash used in investing activities for the nine months ended September 29, 2012 was the result of the acquisition of $1.6 million in property and equipment. Net cash provided by investing activities for the nine months ended October 1, 2011 was primarily the result of the sale of $1.3 million in marketable securities, partially offset by the acquisition of $0.6 million in property and equipment.

Financing Activities. Net cash provided by financing activities for the nine months ended September 29, 2012 was primarily the result of net proceeds of (i) $3.6 million from the sale of 1,058,336 shares of our common stock through our sales agreement with Ascendiant, described below under the caption Capital Resources, (ii) $2.8 million in net borrowings under our line of credit (iii) $1.3 million in net proceeds from the consolidation of and additional credit extended under our bank term loans, and (iv) $0.6 million in proceeds from the exercise of equity awards under our stock option plan, offset by repayment of bank debt, capital leases and other notes payable of $1.1 million.  Net cash provided by financing activities for the nine months ended October 1, 2011 was a result of net proceeds of $2.9 million from a bank term loan, offset by repayment of bank debt, capital leases and other notes payable of $1.2 million.

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

Prior to the May 14, 2012 amendment the credit agreement contained an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit and other financial services.  Amounts outstanding under the overall sublimit reduced the amount available under the line. As a result of the May 14, 2012 amendment, letters of credit and other financial services are no longer subject to borrowing base sublimits, and do not reduce the amount available under the line of credit. Rather, the Company has an additional credit facility for up to $3.0 million in letters of credit through September 30, 2014. At September 29, 2012, letters of credit in the amount of $3.0 million were outstanding.

Interest on the line of credit is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%.  Additionally, the credit agreement requires payment for an unused line, as well as anniversary and early termination fees, as applicable.

The following table presents details of outstanding borrowings and availability under our line of credit for the periods indicated (in thousands):

	September 29,	December 31,
	2012	2011
Availability under the revolving line of credit	$731	$7,797
Outstanding borrowings on the revolving line of credit	(2,800)	—
Amounts reserved under credit sublimits	—	(2,022)
(Over-utilized) unutilized borrowing availability under the revolving line of credit	$(2,069)	$5,775

We calculate the borrowing availability under the revolving line of credit in arrears, in accordance with the credit agreement and did not over-utilize the line of credit at the time of borrowing.  In October 2012, we repaid the $2.8 million in outstanding borrowings under the line of credit.

We borrowed an aggregate of $3.2 million under the line of credit in the nine months ended September 29, 2012.  Outstanding borrowings under the line of credit did not exceed $0.5 million at any time during the year ended December 31, 2011.

In connection with the September 30, 2010 amendment, Silicon Valley Bank extended a $1.5 million term loan under the credit agreement, bearing interest at a rate of prime plus 2.00%.  We were required to make equal monthly principal payments over the 36 month term, which totaled $0.5 million annually.  In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan, bearing interest at a rate of prime plus 2.75%.  We were required to make equal monthly principal payments over the 24 month term of the loan, totaling $1.5 million annually.  As of March 31, 2012, $2.5 million was outstanding under the term loans. In May 2012, Silicon Valley Bank consolidated the term loans and extended additional credit, resulting in a combined term loan balance of $3.5 million.  We will be required to make equal monthly principal payments over a 36 month period, beginning in December 2012, and monthly interest payments from the date of the funding through the final payoff of the loan.  The consolidated loan bears interest at a rate of prime plus 2.5%, or 6.5%.

All obligations under the credit agreement are secured by a first priority lien on our tangible and intangible assets.  The only restriction on the use of funds under the revolving line of credit is that we must be in compliance with the covenants of the credit agreement.  The credit agreement includes affirmative and negative covenants, including financial covenants with respect to our liquidity and tangible net worth.  As of September 29, 2012, we were in compliance with all financial covenants.  We have in the past been in violation of one or more covenants of other credit agreements, and we anticipate that it is likely that we will violate one or more financial covenants in the near future. See discussion in Liquidity, below.  If we were to be in violation of covenants under our credit agreement, our lender could choose to accelerate payment on all outstanding loan balances and we could lose vendor credit should the letters of credit issued under the credit agreement become unavailable. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

On November 21, 2011, we entered into a sales agreement with Ascendiant as sales agent. In accordance with the terms of the sales agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Sales of shares of our common stock may be made in a series of transactions from time to time as we may direct Ascendiant in sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933.  Such sales are made pursuant to our effective $40 million shelf registration statement filed with the SEC in September 2011.  Since November 2011, we have received net proceeds of approximately $5.5 million, including approximately $3.6 million raised through the sale of approximately 1,058,336 shares in the nine months ended September 29, 2012.  We may terminate the sales agreement with Ascendiant at any time.  In the event of such termination, we would expect to make available any remaining unsold portion of the $10.0 million in aggregate offering price for other sources of financing that are permitted under the effective shelf registration statement.  The sales agreement with Ascendiant does not preclude us from pursuing other sources of financing.

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

Liquidity

We incurred net losses of approximately $9.9 million and $5.4 million for the nine months ended September 29, 2012 and October 1, 2011, respectively, and had an accumulated deficit of approximately $82.6 million at September 29, 2012. In addition, we used cash in operating activities of approximately $5.7 million and $6.5 million for the nine months ended September 29, 2012 and October 1, 2011, respectively.  It is likely that we will violate one or more financial covenants contained in our credit agreement with Silicon Valley Bank in the near future.  We have initiated discussions with Silicon Valley Bank to resolve the expected violations and amend the credit agreement; however, the lender may choose to  declare an event of default and seek remedies available under the terms of the credit agreement, including the acceleration of the term debt, the discontinuance of the line of credit, and modifications to the terms of letters of credit that support our trade accounts with vendors.

In addition to renegotiating the credit agreement with Silicon Valley Bank, we are evaluating potential financing opportunities and alliances or other partnership agreements with entities interested in our technologies. We are also planning to reduce expenses, continued efforts to qualify new and enhanced products with our OEM customers, and protect our intellectual property.

We raised net proceeds of approximately $3.6 million in the nine months ended September 29, 2012 and approximately $1.9 million in the year ended December 31, 2011 under the sales agreement with Ascendiant, and may raise additional funds through the sales agreement with Ascendiant or through other sources. However, we may be limited in our ability to benefit from the facility with Ascendiant if the volume of our shares traded in the market or the market price of our shares is low.

If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations.  While there is no assurance that we can meet our revenue forecasts or successfully negotiate the terms of the credit agreement with Silicon Valley Bank, we anticipate that we can successfully execute our plans and continue operations for at least the next twelve months.

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended September 29, 2012.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended September 29, 2012, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 5.                       Other Information

None

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

Our operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these quarterly and annual fluctuations include the following factors, as well as other factors described elsewhere in this prospectus supplement:

•                  general economic conditions, including the possibility of a prolonged period of limited economic growth in the U.S. and Europe; disruptions to the credit and financial markets in the U.S., Europe and elsewhere;

•                  our inability to develop new or enhanced products that achieve customer or market acceptance in a timely manner, including our HyperCloud® memory module and our flash-based memory products;

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

•                  the effect of our investments and financing arrangements on our liquidity; and

•                  the other factors described in this “Risk Factors” section and elsewhere in this prospectus supplement.

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

For the nine months ended September 29, 2012, our NVvault™ non-volatile RDIMM used in cache —protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for 49% of total revenues. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell, and we recognized no NVvault™ sales to Dell in the three months ended September 29, 2012.  We expect that after product in the supply chain is consumed, we will see some demand from Dell through 2013, after which sales of NVvault™ products for incorporation into PERC 7 servers will be minimal.  In order to leverage our NVvault™ technology and diversify our customer base, we continue to pursue additional qualifications of NVvault™ with other OEMs. We also introduced EXPRESSvault™ in March 2011 and we continue to pursue qualification of next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other new products such as HyperCloud® and other high-density and high-performance solutions. We may not be successful in marketing any new or enhanced products. If we are not successful in generating sales of other products, the decrease or cessation of sales of NVvault™ products to Dell will significantly reduce our annual revenues and negatively affect our results of operations.

We are subject to risks relating to our focus on developing our HyperCloud® product and lack of market diversification.

We have historically derived a substantial portion of our net sales from sales of our high performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for a significant portion of our net sales in the near term. Continued market acceptance of these products for use in servers is critical to our success.

In an attempt to set our products apart from those of our competitors, we have invested a significant portion of our research and development budget into the design of ASIC devices, including the HyperCloud® memory subsystem, introduced in November 2009. This design and the products it is incorporated into are subject to increased risks as compared to our other products. For example:

•                  we may be unable to achieve customer or market acceptance of the HyperCloud® memory subsystem or other new products, or achieve such acceptance in a timely manner;

•                  the HyperCloud® memory subsystem or other new products may contain currently undiscovered flaws, the correction of which would result in increased costs and time to market;

•                  we are dependent on a limited number of suppliers for both the DRAM ICs and the ASIC devices that are essential to the functionality of the HyperCloud® memory subsystem, and could experience supply chain disruption as a result of business issues that are specific to our suppliers or the industry as a whole; and

•                  we are required to demonstrate the quality and reliability of the HyperCloud® memory subsystem or other new products to our customers, and are required to qualify these new products with our customers, both of which have required and will continue to require a significant investment of time and resources prior to the receipt of any revenue from such customers.

We experienced a longer qualification cycle than anticipated with our HyperCloud® memory subsystems, and as of September 29, 2012 we have not generated significant HyperCloud® product revenues relative to our investment in the product. We entered into collaborative agreements with both IBM and HP pursuant to which these OEMs qualified the 16GB version of HyperCloud® for use with their products. The 16GB version of HyperCloud® has been available to order since March 6, 2012 and May 14, 2012 for IBM and HP, respectively. We are working with both OEMs in joint marketing and further product development efforts. The Company and each of the OEMs have committed financial and other resources toward the collaboration. However, the efforts undertaken pursuant to either of the collaborative agreements may not result in new revenues or gross margins for us that are significant relative to our investment in the products. Failure to maintain qualification of this product with IBM, HP or other potential customers could adversely impact our results of operations.

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

We must devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with prospective customers in anticipation of sales. Significant delays in the qualification process, such as those experienced with our HyperCloud® product, could result in an inability to keep up with rapid technology change or new, competitive technologies. If we delay or do not succeed in qualifying a product with an existing or prospective customer, we will not be able to sell that product to that customer, which may result in our holding excess and obsolete inventory and harm our operating results and business.

Sales to a limited number of customers represent a significant portion of our net sales and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales.  Approximately 65% and 12% of our net sales in the nine months ended September 29, 2012 were to two of our customers. Approximately 67% of our net sales in the nine months ended October 1, 2011 were to one of our customers. We currently expect that sales to major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

Our ability to fulfill customer orders or produce qualification samples is dependent on a sufficient supply of DRAM ICs and NAND, which are essential components of our memory subsystems. We are also dependent on a sufficient supply of custom ASIC devices to produce our HyperCloud® memory modules. There are a relatively small number of suppliers of DRAM ICs and NAND, and we purchase from only a subset of these suppliers. We have no long-term DRAM or NAND supply contracts. Additionally, we could face obstacles in moving production of our ASIC components away from our current design and production partners. Our dependence on a small number of suppliers and the lack of any guaranteed sources of ASIC components, DRAM and NAND supply expose us to several risks, including the inability to obtain an adequate supply of these important components, price increases, delivery delays and poor quality.

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

Significant customized components, such as ASICs, that are used in some of our products such as HyperCloud® are designed and manufactured by third parties. The ability and willingness of such third parties to perform in accordance with their agreements with us is largely outside of our control. If one or more of our design or manufacturing partners fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market or deliver products to our customers, as well as our reputation, could suffer. In the event of any such failures, we may have no readily available alternative source of supply for such products, since, in our experience, the lead time needed to establish a relationship with a new design and/or manufacturing partner is at least 12 months, and the estimated time for our OEM customers to re-qualify our product with components from a new vendor ranges from four to nine months. We cannot assure you that we can redesign, or cause to have redesigned, our customized components to be manufactured by a new manufacturer in a timely manner, nor can we assure you that we will not infringe on the intellectual property of our current design or manufacture partner when we redesign the custom components, or cause such components to be redesigned by a new manufacturer. A manufacturing disruption experienced by our manufacturing partners, the failure of our manufacturing partners to dedicate adequate resources to the production of our products, the financial instability of our manufacturing or design partners, or any other failure of our design or manufacturing partners to perform according to their agreements with us, would have a material adverse effect on our business, financial condition and results of operations.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. To date, we have had only eighteen patents issued. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

Due to the geographic concentration of our manufacturing operations and the operations of certain of our suppliers, a disruption resulting from equipment failure, power failures, quality control issues, human error, government intervention or natural disasters, including earthquakes and floods like those that have struck Japan and Thailand, respectively, could interrupt or interfere with our manufacturing operations and consequently harm our business, financial condition and results of operations. Such disruptions would cause significant delays in shipments of our products and adversely affect our operating results.

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

As of September 29, 2012, we have sold 1,755,806 shares pursuant to the Sales Agreement at a weighted average sales price of $3.26, net of commissions, including 1,058,336 shares in the nine months ended September 29, 2012 at a weighted average sales price of $3.45 per share. We may terminate the Sales Agreement at any time or it will terminate once proceeds of $10 million have been raised.  Whether we choose to effect future sales under the at-the-market program will depend upon a variety of factors, including, among others, market conditions and the trading price of our common stock relative to other sources of capital.  The issuance from time to time of these new shares of common stock through our at-the-market program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of October 31, 2012 approximately 18.7% of our outstanding common stock was held by affiliates, including 18.5% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong and our other executive officers and directors. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 28, 2012	—	$—	—	—
July 29, 2012 - August 25, 2012	—	$—	—	—
August 26, 2012 - September 29, 2012	10,198	$1.65	—	—
	10,198	$1.65	—	—

(1) Represents shares repurchased for payment of withholding taxes upon vesting of certain restricted stock grants.

Item 6.                       Exhibits

Exhibit
Number	Description of Document
3.1(1)	Restated Certificate of Incorporation of Netlist, Inc.

3.2(1)	Amended and Restated Bylaws of Netlist, Inc.

10.1(2)	Amendment to Loan Documents entered into as of May 14, 2012, by and between Silicon Valley Bank and Netlist, Inc., a Delaware Corporation.

31.1(3)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

31.2(3)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Amended.

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

Date: November 13, 2012		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
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