Form 10-K
period 2012-12-29
NETLIST INC
filed 2013-03-29
CIK 1282631

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

           The aggregate market value of the registrant's common stock held by non-affiliates, based on the closing price of the registrant's common stock as reported on The NASDAQ Global Market on June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $52.2 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

           The number of shares outstanding of the registrant's common stock, as of the latest practicable date:

Common Stock, par value $0.001 per share
30,366,553 shares outstanding at March 25, 2013

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders for 2013 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

        Unless the context otherwise requires, references to the "Company," "Netlist," "we," "us" or "our" refer to Netlist, Inc. and its subsidiaries.

        The registered trademarks of Netlist, Inc. and its subsidiaries include: HyperCloud® and NVvault™. Other trademarks used in this Report are the property of their respective owners.

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations concerning matters that are not historical facts, and are generally identified by words such as "believe", "expect", "anticipate", "estimate", "intend", "strategy", "may", "will likely" and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and our actual results could differ materially and adversely from those expressed in any forward-looking statement. These forward-looking statements are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties that are difficult to predict. Important information regarding factors that could cause actual results to differ materially from such expectations is disclosed in this Report, including, without limitation, information under the caption "Risk Factors". These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of the continued decrease in sales to our key customer; our ability to leverage our NVvault™ technology in a more diverse customer base; our need to raise additional capital and our ability to obtain financing; the rapidly-changing nature of technology; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined by the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers' product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the People's Republic of China ("PRC"). Except as required by law, we do not undertake any obligation to revise or update any forward-looking statements for any reason.

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

Our Products

  HyperCloud®

        In November 2009, we introduced HyperCloud® DDR3 memory technology. HyperCloud® utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction technology that increases memory bandwidth. We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing. HyperCloud® memory has been qualified by two of our OEM customers for use in their server products. HyperCloud® is interoperable with JEDEC standard DDR3 memory modules. Our HyperCloud® products are designed to allow for installation in servers without the need for a BIOS change. As such, their anticipated sales launch is not dependent on the design plans or product cycle of our OEM customers. However, we have experienced longer qualification cycles than anticipated.

        In November 2011, we introduced a 32GB two-virtual rank RDIMM integrating HyperCloud® with our proprietary Planar-X technology. The new memory module enables up to 768GB of DRAM memory in next generation two-processor servers. Also in November 2011, we announced collaborative agreements with each of Hewlett-Packard Company ("HP") and International Business Machines ("IBM"), pursuant to which these OEMs have cooperated with us in efforts to qualify HyperCloud® memory products for use with their respective products. In February 2012 and May 2012, we achieved memory qualification of HyperCloud® at IBM and HP, respectively. HP and IBM have engaged and continue to engage with us in joint marketing and further product development efforts. We and each of the OEMs have committed financial and other resources toward the collaboration. However, the efforts undertaken with each of these collaborative agreements may not result in significant product margins for us relative to our investment in developing and marketing these products.

  NVvault™

        Our NVvault™ product line consists primarily of battery-free and battery-powered flash backed cache memory subsystem targeting Redundant Array of Independent Disks, ("RAID") storage applications. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. The NVvault™ products have historically been sold primarily to Dell, for incorporation in its PERC 7 server products. Following Intel's launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell. Sales of NVvault™ products to Dell totaled $15.7 million for the year ended December 29,2012, compared to $37.7 million for the year ended December 31, 2011. We expect that we will continue to see some demand from Dell through 2013, after which sales of NVvault™ products for incorporation into PERC 7 servers will be minimal. In order to leverage our NVvault™ technology into a more diverse customer base, we continue to pursue additional qualifications of NVvault™ with other customers. We introduced EXPRESSvault™ in March 2011, and continue to pursue qualifications of next generation DDR3 NVvault™ with customers. However, our efforts may not result in significant revenues from the sale of NVvault™ products.

  Specialty Memory Modules and Flash-Based Products

        The remainder of our revenue is primarily from OEM sales of specialty memory modules and flash-based products, the majority of which were utilized in data center and industrial applications. When developing custom modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit. Revenues from our specialty modules and flash-based products are subject to fluctuation as a result of the life cycles of the products into which our modules are incorporated. Our ability to continue to produce revenues from specialty memory modules and flash-based products is dependent on our ability to qualify our products on new platforms as current platforms reach the end of their lifecycles, and on the state of the global economy.

        Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Two customers represented approximately 60% and 18% of our net sales for the year ended December 29, 2012 and one customer represented approximately 70% of our net sales for the year ended December 31, 2011.

Technology

        We have a portfolio of proprietary technologies and design techniques and have assembled an engineering team with expertise in semiconductors, printed circuit boards, memory subsystem and system design. Our technology competencies include:

        IC Design Expertise.    We have designed special algorithms that can be implemented in stand-alone integrated circuits or integrated into other functional blocks in ASICs. We utilize these algorithms in the HyperCloud® chipset to incorporate rank multiplication and load reduction functionality. We also incorporate these algorithms in our NVvaultTM product line of RDIMMS.

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

        Planar-X Designs.    Our patented Planar-X circuit design provides additional board space for a large number of DRAM components. This enables us to produce higher capacity RDIMM modules, such as our 32GB two-virtual rank HyperCloud® RDIMM, at a lower cost by allowing us to use standard, currently available 4GB DRAM technology.

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

        Vault.    We were the first to develop and market memory subsystems that incorporate both DRAM and NAND in a single NVvault™ persistent DIMM solution for backup of volatile data to non-volatile NAND. NVvault™ is desirable for mission critical backups during power interruption in RAID and main memory for Cloud, Big Data, on-line banking and other real time applications. NVvault™ is incorporated in our EXPRESSvault PCIe solution for both acceleration and backup in storage applications.

Customers

        We primarily market and sell our products to leading OEMs in the server, storage and communications markets. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Net sales to our two largest customers, Dell and IBM, represented approximately 60% and 18% of our net sales in 2012, respectively. Dell represented approximately 70% of our net sales in 2011. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers ("EMSs"), for incorporation into products manufactured exclusively for the OEM customer or, in some instances, to facilitate credit and logistics. These net sales to EMSs have historically fluctuated period to period as a portion of the total net sales to the OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name of Foxconn that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 87% and 96% of net sales to Dell for 2012 and 2011, respectively. Net sales to Kingston Technology, an EMS manufacturer for IBM, represented approximately 62% of net sales to IBM for 2012. For further information regarding our sales to our OEM customer base, please refer to Note 12 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

        We expect that our key customers or other large OEMs will continue to account for a substantial portion of our net sales in 2013 and in the foreseeable future. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. For example, we have experienced a significant decline in sales of our NVvault™ sales to Dell following its launch of servers incorporating Intel's Romley platform. Our sales are made primarily pursuant to standard purchase orders that may be rescheduled on relatively short notice. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. While these returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience similar return rates in the future. Any significant increase in product failure rates and the resulting product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

Sales and Marketing

        We market and sell our products through a direct sales force and a network of independent sales representatives. Our sales activities focus primarily on developing strong relationships at the technical, marketing and executive management levels within market-leading OEMs. Additionally, our marketing strategy for HyperCloud® includes the creation of demand through end-user evaluation and demonstration activities in vertical computing markets. Our OEM customers design systems for a variety of applications that require a significant number of high performance memory subsystems, representing substantial opportunities for us. We have been successful in developing OEM relationships through our ability to provide high performance memory subsystems. Our direct sales group and field application engineers work closely with our OEM customers at an early stage of their design cycles to solve their design challenges and to design our products into their systems.

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

        We acquire components and materials such as ASICs, DRAM ICs and NAND directly from integrated circuit manufacturers and assemble them into finished subsystems. We believe that one of our key strengths is the efficient procurement and management of components for our subsystems, which benefits our customers in the form of lower costs and increased product availability. We have a limited number of suppliers, including SK hynix Semiconductor America and Samsung Semiconductor, Inc, each of which have comprised more than 10% of our total purchases in both of 2012 and 2011. For further information regarding our supplier concentrations, refer to Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. We have developed strong supplier relationships with these and other key DRAM IC and NAND manufacturers, which we believe gives us direct and ready access to the critical components that we need for our production activities. We typically qualify our products with our customers using multiple manufacturers of DRAM ICs and NAND. The flexibility to choose from several DRAM IC and NAND providers allows us to minimize product cost and maximize product availability. Our HyperCloud® RDIMM contains an ASIC chipset component. We intend to procure these ASICs from multiple integrated circuit vendors.

        We schedule production based on purchase order commitments and anticipated orders. We release raw materials to the manufacturing floor by means of an on-line shop floor control system, which allows for internal quality analysis, direct access to inventory information and production floor material tracking. We have a flexible manufacturing workforce which allows us to manage unforecasted demand. In addition, in order to mitigate inventory risks, we have the capability to sell excess quantities of certain component inventories of DRAM ICs and NAND to distributors and other users of memory integrated circuits. However, the ASIC and DRAM components used in our HyperCloud® product have limited alternative uses. As such, we may not be able to sell excess quantities of the components, should we fail to obtain qualification with major OEMs. Our sales of excess inventory generated less than 1% of our net sales in 2012 and 2011.

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

Competition

        Our products are primarily targeted for the server, high performance computing and communications markets. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs. We face competition from DRAM suppliers, including SK hynix, Samsung and Micron for many of our products, including HyperCloud®. Our primary competitors for the rest of our product lines are mainly memory module providers such as STEC, SMART Modular Technologies, Inc., Agigatech, and Viking Interworks, a division of Sanmina-SCI Corporation. We also face potential direct or indirect competition from logic suppliers such as Inphi and IDT. As we enter new markets and pursue additional applications for our products, we may face competition from a larger number of competitors that produce solutions utilizing similar or competing technologies.

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

        We believe that to remain competitive we must continue to focus on developing advanced memory technologies. We have invested significant resources in the design of custom semiconductor logic devices. These logic devices are integrated into our next-generation memory subsystems in order to improve their performance. For example, our HyperCloud® logic devices enable our DRAM-based subsystems to achieve higher speeds and address greater memory capacity at a lower price point than currently available products in the market. Logic devices in our NVvault™ battery-free product enable DRAM and flash memory to be efficiently combined for the purposes of backing up data storage. The development of these semiconductor devices are an important part of our overall effort to maintain a strong competitive position in our industry based on advanced memory technology.

        Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them. Our total expenditures for research and development were approximately $12.8 million and $14.9 million for 2012 and 2011, respectively.

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

        As of December 29, 2012, we had 31 U.S. patents issued and 23 U.S. and 7 foreign patent applications pending. Assuming that they are properly maintained, our patents will expire at various dates between 2022 and 2029. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner also will continue to be important factors in developing and maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our existing patents or pending patent applications.

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

Employees

        At December 29, 2012, we had approximately 158 employees (including 100 regular employees and 58 temporary employees). Approximately 31 of the regular employees were located in the U.S., and approximately 69 were located in other countries (mainly in the PRC). We had 126 employees in operations, 14 employees in research and development, 12 employees in sales and marketing, and 6 employees engaged in other administrative functions. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

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

Item 1A.    Risk Factors

        You should consider each of the following factors as well as the other information in this Report in evaluating our business and our prospects, including our consolidated financial statements and related notes.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

        Our operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these quarterly and annual fluctuations include the following factors, as well as other factors described elsewhere in this annual report:

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

  •
  the effect of our investments and financing arrangements on our liquidity; and

  •
  the other factors described in this "Risk Factors" section and elsewhere in this annual report.

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

Our future capital needs are uncertain and we may need to raise additional funds, which may not be available on acceptable terms or at all.

        We believe our existing cash balances, borrowing availability under our bank credit facility, proceeds available under the sales agreement with Ascendiant and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we will likely need significant additional capital, which we may seek to raise through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

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

  •
  restricting our ability to guarantee certain obligations, create or assume liens and pay dividends; and

  •
  limiting our ability to incur additional indebtedness on acceptable terms or at all.

        As of December 29, 2012, we were in violation of one of the financial covenants contained in our credit agreement with Silicon Valley Bank. We have entered into a forbearance agreement with Silicon Valley Bank, pursuant to which the lender has agreed to forbear from enforcing its rights against us under the credit agreement until April 30, 2013 in exchange for, among other things, an increase in our interest rate to 2.75% above the Prime Rate under the revolving line of credit, an increase in the borrowing base reserve from one million dollars to two million dollars and an increase in the interest rate on the term loan to 3.25% above the Prime Rate. We are currently working with Silicon Valley Bank to obtain a waiver of our non-compliance. If we are unable to obtain a waiver, additional forbearance or a modification to the required net worth levels, the lender could choose to accelerate payment on all outstanding loan balances and we could lose certain vendor credit should the letters of credit issued under the credit agreement become unavailable. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

Our revenues and results of operations have been substantially dependent on NVvault™ and we may be unable to replace revenue lost from the rapid decline in NVvault™ sales.

        For the years ended December 29, 2012 and December 31, 2011, our NVvault™ non-volatile RDIMM used in cache—protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for 51% and 66% of total revenues, respectively. Following

Intel's launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell, and we recognized $15.7 million in NVvault™ sales to Dell in the year ended December 29, 2012, as compared to $37.7 million in the year ended December 31, 2011. We expect that after product in the supply chain is consumed, we will see some demand from Dell through 2013, after which sales of NVvault™ products for incorporation into PERC 7 servers will be minimal. In order to leverage our NVvault™ technology and diversify our customer base, we continue to pursue additional qualifications of NVvault™ with other OEMs. We also introduced EXPRESSvault™ in March 2011 and we continue to pursue qualification of next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other new products such as HyperCloud® and other high-density and high-performance solutions. We may not be successful in marketing any new or enhanced products. If we are not successful in generating sales of other products, the decrease or cessation of sales of NVvault™ products to Dell will significantly reduce our annual revenues and negatively affect our results of operations.

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

        We experienced a longer qualification cycle than anticipated with our HyperCloud® memory subsystems, and as of December 29, 2012 we have not generated significant HyperCloud® product revenues relative to our investment in the product. We entered into collaborative agreements with both IBM and HP pursuant to which these OEMs qualified the 16GB version of HyperCloud® for use with their products. The 16GB version of HyperCloud® has been available to order since March 6, 2012 and May 14, 2012 for IBM and HP, respectively. We are working with both OEMs in joint marketing and further product development efforts. We and each of the OEMs have committed financial and other resources toward the collaboration. However, the efforts undertaken pursuant to either of the collaborative agreements may not result in new revenues or gross margins for us that are significant relative to our investment in the products. Failure to maintain qualification of this product with IBM, HP or other potential customers could adversely impact our results of operations.

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

        Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 60% and 18% of our net sales in year ended December 29, 2012 were to two of our customers. Approximately 70% of our net sales in the year ended December 31, 2011 were to one of our customers. We currently expect that sales to major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

        Our ability to maintain or increase our net sales to our key customers depends on a variety of factors, many of which are beyond our control. These factors include our customers' continued sales of servers and other computing systems that incorporate our memory subsystems and our customers' continued incorporation of our products into their systems. Because of these and other factors, net sales to these customers may not continue and the amount of such net sales may not reach or exceed historical levels in any future period. Because these customers account for a substantial portion of our net sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. As we describe in more detail elsewhere in this Report, we have experienced a significant decline in sales of NVvault™ sales to our primary customer. This reduction in sales has had, and is expected to continue to have, a significant impact on our revenues and gross profit.

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

        In addition to the competition we face from DRAM and logic suppliers such as SK hynix, Samsung, Micron, Inphi and IDT, some of our OEM customers have their own internal design groups that may develop solutions that compete with ours. These design groups have some advantages over us, including direct access to their respective companies' technical information and technology roadmaps. Our OEM customers also have substantially greater resources, financial and otherwise, than we do, and may have lower cost structures than ours. As a result, they may be able to design and manufacture competitive products more efficiently or inexpensively. If any of these OEM customers are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any or all of which could harm our business and results of operations. Further, some of our significant suppliers are also competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration.

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

        We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. To date, we have had eighteen patents issued. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

        From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of these actions could have a material adverse effect on our business, results of operations and financial condition.

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

        To date, we have been highly dependent on the experience, relationships and technical knowledge of certain key employees. We believe that our future success will be dependent on our ability to retain the services of these key employees, develop their successors, reduce our reliance on them, and properly manage the transition of their roles should departures occur. The loss of these key employees could delay the development and introduction of, and negatively impact our ability to sell, our products and otherwise harm our business. We do not have employment agreements with any of these key employees other than Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board. We maintain "Key Man" life insurance on Chun K. Hong; however, we do not carry "Key Man" life insurance on any of our other key employees.

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

        As of December 29, 2012, we have sold an aggregrate of 2,010,139 shares pursuant to the Sales Agreement at a weighted average sales price of $2.98, net of commissions, including 1,312,669 shares in year ended December 29, 2012 at a weighted average sales price of $2.98 per share. We may terminate the Sales Agreement at any time or it will terminate once proceeds of $10 million have been raised. Whether we choose to affect future sales under the at-the-market program will depend upon a variety of factors, including, among others, market conditions and the trading price of our common stock relative to other sources of capital. The issuance from time to time of these new shares of common stock through our at-the-market program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

        As of March 25, 2013 approximately 20.1% of our outstanding common stock was held by affiliates, including 19.9% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong and our other executive officers and directors. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

Item 2.    Properties

        Our corporate headquarters is located in approximately 28,700 square feet of space in Irvine, California, under a lease that expires in July 2013. We also currently lease approximately 42,200 square feet of space for our manufacturing facility in the PRC. This lease expires in March 2017. In addition, we lease approximately 4,500 square feet of space for a design office in San Jose, California, under a lease that expires in May 2014.

        We believe that our current facilities are adequate for our current and expected operations for the next twelve months and that additional space can be obtained if needed.

Item 3.    Legal Proceedings

        The information set forth in the section entitled Litigation and Patent Reexaminations under Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report is incorporated herein by reference.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on The NASDAQ Global Market under the trading symbol "NLST" on November 30, 2006, and was not publicly traded prior to that date. The following table sets forth the high and low sale prices for our common stock on the NASDAQ Global Market for the periods indicated:

	High	Low
Year Ended December 29, 2012
Fourth Quarter	$1.32	$0.65
Third Quarter	2.32	1.20
Second Quarter	3.55	2.08
First Quarter	4.24	2.41
Year Ended December 31, 2011
Fourth Quarter	$3.96	$1.04
Third Quarter	2.10	1.09
Second Quarter	2.81	2.00
First Quarter	3.04	2.09

        As of March 25, 2013, there were approximately 37 holders of record of our common shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

        Our board of directors and stockholders previously approved our Amended and Restated 2000 Equity Incentive Plan and our Amended and Restated 2006 Equity Incentive Plan. Except as listed in the table below, as of December 29, 2012, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of December 29, 2012 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,743,554		$3.22	820,635	(1)
Equity compensation plans not approved by security holders	8,750	(2)	$1.92	—

Total	4,752,304		$3.22	820,635

(1)
Subject to certain adjustments, on December 29, 2012, we currently are able to issue a maximum of 5,405,566 shares of common stock pursuant to awards granted under our Amended and Restated 2006 Equity Incentive Plan. That maximum number will automatically increase on the first day of each calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions.

(2)
Consists of:

(i)
8,750 options to purchase shares of our common stock issued to our former Controller and Director of Financial Reporting in connection with her hiring in April 2010. These options expired on February 28, 2103.

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

        This report contains forward-looking statements regarding future events and our future performance. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected. These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of the continued decrease in sales to our key customer; our ability to leverage our NVvault™ technology in a more diverse customer base; our need to raise additional capital and our ability to obtain financing when necessary; the rapidly-changing nature of technology; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined by the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers' product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC. Other risks and uncertainties are described under the heading "Risk Factors" in Part I, Item IA of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

        In November 2009, we introduced HyperCloud® DDR3 memory technology. HyperCloud® utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction technology that increases memory bandwidth. We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing. In November 2011, we introduced the world's first 32GB two-virtual rank RDIMM incorporating HyperCloud® technology. The new memory modules enable up to 768GB of DRAM memory in next generation two-processor servers.

        Also in November 2011, we announced collaborative agreements with each of Hewlett-Packard Company ("HP") and International Business Machines ("IBM"), pursuant to which these OEMs have cooperated with us in efforts to qualify HyperCloud® memory products for use with their respective products. In February 2012 and May 2012, we achieved memory qualification of HyperCloud® at IBM and HP, respectively. HP and IBM have engaged and continue to engage with us in joint marketing and further product development efforts. We and each of the OEMs have committed financial and other resources toward the collaboration. However, the efforts undertaken under either of the collaborative agreements may not result in significant revenues and product margins for us relative to our investment in developing and marketing this product.

        In February 2010, we announced the general availability of the NVvault™ battery free. The NVvault™ product line consists primarily of battery-free and battery-powered cache memory subsystem targeting RAID storage applications. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. The NVvault™ products have historically been sold primarily to Dell, most recently for incorporation in its PERC 7 server products. Following Intel's launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell. Sales of NVvault™ products to Dell totaled $15.7 million and $37.7 million for the years ended December 29, 2012 and December 31, 2011, respectively. We expect to see demand from Dell through 2013, after which sales of NVvault™ products for incorporation into PERC 7 servers will be minimal. In order to leverage our NVvault™ technology into a more diverse customer base, we continue to pursue additional qualifications of NVvault™ with other customers. We also introduced EXPRESSvault™ in March 2011, and continue to pursue qualifications of next generation DDR3 NVvault™ with customers. However, our efforts may not result in significant revenues from the sale of NVvault™ products.

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

        Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Two customers represented approximately 60% and 18% of our net sales in 2012 and one customer represented approximately 70% of our net sales in 2011.

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

        New Accounting Pronouncements.    In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive statements. The guidance relates only to presentation. The Company adopted this guidance in the first quarter of the year ended December 29, 2012. In February 2013, the

FASB issued new guidance on reporting reclassifications out of accumulated other comprehensive income. This new guidance will be effective for the Company for the first quarter of the fiscal year ended December 28, 2013. Other than requiring additional disclosures, the Company does not expect this new guidance to impact the Company's consolidated financial statements.

Results of Operations

        The following table sets forth our consolidated statements of operations as a percentage of net sales for the years indicated:

	Year Ended
	December 29, 2012	December 31, 2011
Net sales	100%	100%
Cost of sales	75	67

Gross profit	25	33

Operating expenses:
Research and development	35	25
Selling, general and administrative	27	18

Total operating expenses	62	42

Operating loss	(37)	(9)

Other expense, net:
Interest expense, net	(1)	—
Other expense, net	—	—

Total other expense, net	(1)	—
Loss before income tax benefit	(38)	(9)
Income tax benefit	—	—

Net loss	(38)%	(9)%

Year Ended December 29, 2012 Compared to the Year Ended December 31, 2011

  Net Sales, Cost of Sales and Gross Profit.

        The following table presents net sales, cost of sales and gross profit for the years ended December 29, 2012 and December 31, 2011 (in thousands, except percentages):

	Year Ended
	December 29, 2012	December 31, 2011	Change	% Change
Net sales	$36,873	$60,729	$(23,856)	(39)%
Cost of sales	27,474	40,468	(12,994)	(32)%

Gross profit	$9,399	$20,261	$(10,862)	(54)%

Gross margin	25.5%	33.4%	(7.9)%

        Net Sales.    The decrease in net sales for 2012 as compared with 2011 resulted primarily from decreases of approximately (i) $21.5 million in sales of NVvault™ non-volatile cache systems used in RAID controller subsystems (ii) $5.6 million of specialty memory module sales primarily used in industrial applications as customers slowed production as a result of its product nearing the end of its life and (iii) $2.9 million in flash product sales offset by an increase of $6.1 million in sales resulting from existing and new customer qualifications of HyperCloud®, VLP, NVvault™ and ExpressVault product lines.

        Approximately 83% of our NVvault™ sales were made to Dell in 2012. Following Intel's launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in DDR2 NVvault™ sales to Dell. We expect that we will see some demand from Dell through 2013, after which sales of DDR2 NVvault™ products for incorporation into PERC 7 servers will be minimal. This reduction in sales is expected to continue to have a significant impact on our revenue and gross profit. We expect an increasing percentage of our revenue to come from sales of DDR2 NVvault and ExpressVault to a more diverse customer base, as well as from sales of our HyperCloud® products.

        Gross Profit and Gross Margin.    The decrease in gross profits for 2012 as compared to 2011 is primarily the result of the change in product mix as the decline in NVvault™ sales to Dell began to accelerate in the second quarter of 2012. As noted previously, we expect the decline in sales of NVvault™ to Dell to continue to have a significant impact on our revenue and gross profit.

  Research and Development.

        The following table presents research and development expenses for the years ended December 29, 2012 and December 31, 2011 (in thousands, except percentages):

	Year Ended
	December 29, 2012	December 31, 2011	Change	% Change
Research and development	$12,845	$14,924	$(2,079)	(14)

        The decrease in research and development expense for 2012 as compared to 2011 resulted primarily from decreases of (i) $0.6 million in professional and outside services (ii) $1.7 million in internal engineering headcount costs and related overhead and travel expenses, and (iii) $0.6 million in non-recurring engineering charges for supply partners engaged in new product development activities partially offset by an increase of $0.8 million in material expenses related to product builds and testing.

  Selling, General and Administrative.

        The following table presents selling, general and administrative expenses for the years ended December 29, 2012 and December 31, 2011 (in thousands, except percentages):

	Year Ended
	December 29, 2012	December 31, 2011	Change	% Change
Selling, general and administrative	$10,075	$10,705	$(630)	(6)%

        Selling, general and administrative expenses decreased by approximately $0.6 million in 2012 as compared to 2011. We incurred decreases of approximately $0.9 million in headcount costs, commissions and related overhead and travel expenses, which were offset by an increase of $0.3 million in advertising and product evaluation expenses, primarily due to product qualification efforts.

  Other Expense, Net

        The following table presents other expense, net for the years ended December 29, 2012 and December 31, 2011 (in thousands, except percentages):

	Year Ended
	December 29, 2012	December 31, 2011	Change	% Change
Interest expense, net	$(338)	$(228)	$(110)	48%
Other expense, net	(134)	(56)	(78)	139%

Total other expense, net	$(472)	$(284)	$(188)	66%

        The increase in interest expense for 2012 compared with 2011 was the result of new term loans that originated in May 2011 and May 2012.

        The decrease in expense, net, for 2012, as compared to 2011 was primarily the result of a realized loss in 2012 of $85,000 from the sale of an auction rate security that was purchased in 2008 and a realized loss in 2011 of $59,000 from the sale of an auction rate security that was purchased in 2008 and a loss on disposal of an asset no longer in use for $52,000 in 2012.

  Income Tax Benefit.

        The following table presents the benefit for income taxes for the years ended December 29, 2012 and December 31, 2011 (in thousands, except percentages):

	Year Ended
	December 29, 2012	December 31, 2011	Change	% Change
Income tax benefit	$(12)	$(53)	$41	(77)%

        The federal statutory rate was 35% for 2012 and 2011. In both 2012 and 2011, we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carry-forwards. In 2012 and 2011, our effective tax rate differed from the 35% statutory rate primarily due to the valuation allowance on newly generated loss carry-forwards. For further discussion see Note 8 to the Consolidated Financial Statements included in Part IV, Item 15 of this Report.

        Included in the unrecognized tax benefits at December 31, 2011 was approximately $22,000, of tax positions that, if recognized, would affect our annual effective tax rate. We reduced our unrecognized tax benefits by approximately $22,000 and $55,000 during 2012 and 2011 respectively, as a result of a lapse in a federal statute of limitations, resulting in an income tax benefit.

        In 2008, we began operating under tax holidays in the PRC, which are effective from January 2008 through December 2012. Since we operated at a loss in the PRC in 2012 and 2011, we did not realize any benefit attributable to the tax holidays.

Liquidity and Capital Resources

        We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit and term loans under our bank credit facility and capitalized lease obligations.

  Working Capital, Cash and Cash Equivalents, and Marketable Securities.

        The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	December 29, 2012	December 31, 2011
Working capital	$11,116	$17,775

Cash and cash equivalents(1)	$7,755	$10,535
Investments in marketable securities	415	444

	$8,170	$10,979

(1)
Included in working capital

        Our working capital decreased in 2012 primarily as a result of decreases in accounts receivable of $8.0 million and cash and cash equivalents of $2.8 million, primarily due to an overall decline in net sales during the year, partially offset by decreases in accounts payable of $2.8 million and accrued payroll and related liabilities of $1.0 million as management cut overhead, headcount, sales commissions and other expenses.

  Cash Provided and Used in the Years Ended December 29, 2012 and December 31, 2011.

        The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 29, 2012	December 31, 2011
Net cash provided by (used in):
Operating activities	$(6,959)	$(7,424)
Investing activities	(1,655)	520
Financing activities	5,834	3,229

Net decrease in cash and cash equivalents	$(2,780)	$(3,675)

        Operating Activities.    Net cash used in operating activities for the year ended December 29, 2012 was primarily the result of (i) a net loss of approximately $14.0 million and (ii) approximately $3.0 million in net cash used by changes in operating assets and liabilities, primarily accounts receivable, accounts payable, accrued payroll and related liabilities and inventory. Cash used to fund net losses is reduced by approximately $4.0 million in net non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

        Accounts receivable decreased approximately $8.0 million at December 29, 2012 compared with December 31, 2011, primarily as a result of a decrease in our net sales of $10.4 million in the fourth quarter of 2012 as compared with the fourth quarter of 2011.

        Inventories increased approximately $1.3 million during 2012 as we built inventory to support the sales launch of qualified HyperCloud® products and continued the qualification process for higher density HyperCloud® products and other high-density memory modules. Our inventory also increased as a result of a faster than expected decline in sales of our prior generation NVvault products™. We expect that, our inventory levels will continue to be determined by, among other factors, the level of customer orders received and overall demand as well as the stage at which our products are in their respective life cycles and competitive situations in the marketplace. We make efforts to balance such considerations against the risk of obsolescence or potentially excess inventory levels.

        Accounts payable, net of amounts due for property and equipment purchases, decreased approximately $2.9 million during 2012 as a result of decreasing purchases to support a lower level of sales activity.

        Net cash used in operating activities for the year ended December 31, 2011 was primarily the result of (i) a net loss of approximately $5.6 million and (ii) approximately $5.8 million in net cash used by changes in operating assets and liabilities, primarily accounts receivable and inventory. Cash used to fund net losses is reduced by approximately $4.0 million in net non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

        Investing Activities.    In 2012 and 2011, we continued to invest remaining net proceeds from our public offerings and debt financing in various money market and marketable securities investments in connection with our efforts to both preserve capital as well as achieve competitive returns on our investments.

        Net cash used in investing activities for the year ended December 29, 2012 was the result of the acquisition of $1.7 million in property and equipment. Net cash provided by investing activities for the year ended December 31, 2011 was primarily the result of proceeds from the maturities and sales of marketable securities of approximately $1.3 million. We also used approximately $0.7 million in cash primarily to purchase equipment related to our production facilities in the PRC and our research and development activities in Irvine, California.

        Financing Activities.    Net cash provided by financing activities for the year ended December 29, 2012 was primarily the result of net proceeds of (i) $3.9 million in net proceeds from the sale of 1,312,669 shares of our common stock through our sales agreement with Ascendiant, described below under the caption Capital Resources, (ii)$1.3 million in net proceeds from the sale of 1,685,394 shares of our common stock through a registered public offering, described below under the caption Capital Resources (iii) $1.3 million in net proceeds from the consolidation of and additional credit extended under our bank term loans, and (iv) $0.6 million in proceeds from the exercise of equity awards under our stock option plans, offset by repayment of bank debt, capital leases and other notes payable of $4.5 million. Net cash provided by financing activities for the year ended December 31, 2011 was a result of net proceeds of $2.9 million from a bank term loan obtained from Silicon Valley Bank and $1.9 million in net proceeds from the sale of 697,470 shares of our common stock through our sales agreement with Ascendiant, offset by repayment of bank debt, capital leases and other notes payable of $1.7 million.

        In 2012 and 2011, we utilized our lines of credit with Silicon Valley Bank to fund short-term working capital needs and collateralize vendor credit.

  Capital Resources.

        On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was amended on March 24, 2010, June 30, 2010, September 30, 2010, May 11, 2011, August 10, 2011 and May 14, 2012. Currently, the credit agreement provides for a line of credit pursuant to which we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million. We have the option to increase credit availability to $15.0 million at any time through the maturity date of September 30, 2014, subject to the conditions of the credit agreement. Prior to the May 14, 2012 amendment the credit agreement contained an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit and other financial services. Amounts outstanding under the overall sublimit reduced the amount available under the line. As a result of the May 14, 2012 amendment, letters of credit and other financial services are no longer subject to borrowing base sublimits, and do not reduce the amount available under the line of credit. Instead, we have an additional credit facility for up to $3.0 million in letters of credit through September 30, 2014. All obligations under the credit agreement are secured by a first priority lien on our tangible and intangible assets. The only restriction on the use of funds under the revolving line of credit is that we must be in compliance with the covenants of the credit agreement. Interest on the line of credit is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%. Additionally, the credit agreement requires payment for an unused line, as well as anniversary and early termination fees, as applicable. At December 29, 2012, letters of credit in the amount of $2.0 million were outstanding.

        In connection with the September 30, 2010 amendment to the credit agreement, Silicon Valley Bank extended a $1.5 million term loan under the credit agreement, bearing interest at a rate of prime plus 2.00%. We were required to make equal monthly principal payments over the 36 month term, which totaled $0.5 million annually. In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan, bearing interest at a rate of prime plus 2.75%. We were required to make equal monthly principal payments over the 24 month term of the loan, totaling $1.5 million annually. In May 2012, Silicon Valley Bank consolidated the term loans and extended additional credit, resulting in a combined term loan balance of $3.5 million. We are required to make equal monthly principal payments over a 36 month period, beginning in December 2012, and monthly interest payments from the date of the funding through the final payoff of the loan. The consolidated loan bears interest at a rate of prime plus 2.5%, or 6.5%. At December 29, 2012, $3.4 was outstanding under the term loans.

        The credit agreement includes affirmative and negative covenants, including financial covenants with respect to our liquidity and tangible net worth. We are required on a monthly basis to maintain a minimum adjusted quick ratio of 1.0 to 1.0 and a minimum tangible net worth of $15 million plus (i) 50% of new equity and subordinated debt plus (ii) 50% of quarterly net income. As a result of continuing losses, the Company was out of compliance with the tangible net worth debt covenant during the fourth quarter of 2012. We anticipate that it is likely that we will continue to violate one or more financial covenants in the near future. The facility also contains customary events of default, including payment defaults, breaches of representations and warranties, and covenant defaults.

        On January 23, 2013, we entered into a forbearance agreement with Silicon Valley Bank (the "Forbearance Agreement"), pursuant to which Silicon Valley Bank agreed to forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against us as a result of our violation of the financial covenants until February 28, 2013. On March 27, 2013, the effectiveness of the Forbearance Agreement was extended until April 30, 2013. The Company is currently working with Silicon Valley Bank to obtain a waiver of our non-compliance with one of the financial covenants contained in the credit agreement. However, we may be unable to obtain such a waiver. If we are unable to obtain a waiver, additional forbearance or a modification to the covenant in violation, the lender could accelerate all of our outstanding obligations under the credit agreement. In addition, we could lose certain vendor credit should the letters of credit issued under the credit agreement become unavailable. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

        Pursuant to the Forbearance Agreement, the principal amount outstanding under the revolving line of credit accrues interest at a per annum rate equal to the following (i) at all times that a Streamline Period is in effect, 1.75% above the Prime Rate; and (ii) at all times that a Streamline Period is not in effect, 2.75% above the Prime Rate; which interest shall be payable monthly. A Streamline Period requires us to maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank. As of March 27, 2013, the interest rate on the revolving line of credit is 6.75%. In addition, the borrowing base reserve on the revolving line of credit increased from $1 million to $2 million dollars thereby limiting the borrowing availability. Pursuant to the Forbearance Agreement, the principal amount outstanding under the term loan accrues interest at a per annum rate equal to 3.25% above the Prime Rate; which interest shall be payable monthly. As of March 27, 2013, the interest rate on the term loan is 7.25%.

        The following table presents details of outstanding borrowings and availability under our line of credit (in thousands):

	December 29, 2012	December 31, 2011
Availability under the revolving line of credit	$1,486	$7,797
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	—	(2,022)

Unutilized borrowing availability under the revolving line of credit	$1,486	$5,775

        On November 21, 2011, we entered into a sales agreement with Ascendiant as sales agent. In accordance with the terms of the sales agreement, we were able to issue and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Since November 2011, we have received net proceeds of approximately $5.8 million, including approximately $3.9 million raised through the sale of approximately 1,312,669 shares during the year ended December 29, 2012. Sales of shares of our common stock may be made in a series of transactions from time to time as we may direct Ascendiant in sales deemed to be an "at the market" offering as defined in Rule 415 under the Securities Act of 1933. Such sales are made pursuant to our effective $40 million shelf registration statement filed with the SEC in September 2011. We may terminate the sales agreement with Ascendiant at any time. In the event of such termination, we would expect to make available any remaining unsold portion of the $10.0 million in aggregate offering price for other sources of financing that are permitted under the effective shelf registration statement. The sales agreement with Ascendiant does not preclude us from pursuing other sources of financing. We may be limited in our ability to benefit from the agreement with Ascendiant if the volume of our shares traded in the market or the market price of our shares is low.

        On December 20, 2012, we raised gross proceeds of $1.5 million in a registered public offering of our securities. The offering closed on December 26, 2012, and we received net proceeds of $1.3 million after deducting commissions and offering costs. The offering resulted in the issuance of 1,685,394 shares of common stock and warrants to purchase up to an aggregate of 2,275,282 shares of our common stock, which represents 135% of the number of shares issued and sold in the offering. Each warrant grants the holder the right to purchase one share of our common stock at an exercise price of $0.89 per share and expires in June 2018. These warrants become exercisable 181 days following the December 26, 2012 issuance date.

        We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases continue to be a financing alternative that we expect to pursue in the future.

        We believe our existing cash balances, borrowing availability under our bank credit facility, proceeds available under the sales agreement with Ascendiant and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, should we need additional capital, we may seek to raise capital through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations.

  Liquidity

        We incurred net losses of approximately $14.0 million and $5.6 million for the year ended December 29, 2012 and December 31, 2011, respectively, and had an accumulated deficit of approximately $86.7 million at December 29, 2012. In addition, we used cash in operating activities of approximately $7.0 million and $7.4 million for the years ended December 29, 2012 and December 31, 2011, respectively. As a result of continuing losses, we are out of compliance with the tangible net worth debt covenant during the fourth quarter of 2012. We have initiated discussions with Silicon Valley Bank to waive the violations and amend the credit agreement.

        In addition to renegotiating the credit agreement with Silicon Valley Bank, we are evaluating potential financing opportunities and alliances or other partnership agreements with entities interested in our technologies. We are also planning to reduce expenses, continue efforts to qualify new and enhanced products with our OEM customers, and protect our intellectual property.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2012 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2012.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)(1) All financial statements filed as part of this report.

  (a)(2) Exhibits

3.1		Restated Certificate of Incorporation of Netlist, Inc. (incorporated by reference to the exhibit 3.1 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission (the "SEC") on October 23, 2006)

3.2		Amended and Restated Bylaws of Netlist, Inc. (incorporated by reference to exhibit number 3.1 of the registrant's Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.1	#	Amended and Restated 2000 Equity Incentive Plan of Netlist, Inc. (incorporated by reference to exhibit 10.7 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the SEC on October 23, 2006)

10.2		Form of Indemnity Agreement for officers and directors (incorporated by reference to exhibit 10.12 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the SEC on August 18, 2006)

10.3	#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong (incorporated by reference to exhibit 10.13 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the SEC on September 27, 2006)

10.4	#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2010)

10.5	#	Form of Restricted Stock Award Agreement issued pursuant to the 2006 Equity Incentive Plan of Netlist, Inc. (incorporated by reference to exhibit 10.2 of the Quarterly Report on Form 10-Q of the registrant filed with the SEC on May 17, 2010)

10.6	#	Stock Option Agreement dated June 8, 2010 between the registrant and Lisa Roger (incorporated by reference to exhibit 4.5 of the registration statement on Form S-8 of the registrant (No. 333-168330) filed with the SEC on July 27, 2010)

10.7	#	Stock Option Agreement dated as of January 20, 2012 between the registrant and Gerard Yeh (incorporated by reference to exhibit 10.9 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 28, 2012)

10.8		Lease (Multi-Tenant; Net), dated April 2, 2007, by and between The Irvine Company LLC and Netlist, Inc. (incorporated by reference to exhibit number 10.1 of the Current Report on Form 8-K of the registrant filed with the SEC on April 6, 2007)

10.9		First Amendment to Lease, dated May 10, 2011, by and between The Irvine Company LLC and Netlist, Inc. (incorporated by reference to exhibit 10.2 of the Quarterly Report on Form 10-Q of the registrant filed with the SEC on May 12, 2011)

10.10		Loan and Security Agreement, dated as of October 31, 2009, between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.11		Intercompany Subordination Agreement, dated as of October 31, 2009, between Silicon Valley Bank, Netlist, Inc., and Netlist Technology Texas, L.P. (incorporated by reference to exhibit 10.2 of the registrant's Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.12		Guarantor Security Agreement entered into as of October 31, 2009 between Silicon Valley Bank and Netlist Technology Texas LP (incorporated by reference to exhibit 10.3 of the registrant's Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.13		Intellectual Property Security Agreement entered into as of October 31, 2009 by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.4 of the registrant's Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.14		Amendment to Loan Documents entered into as of March 24, 2010, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2010)

10.15		Amendment to Loan Documents entered into as of June 30, 2010, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2010)

10.16		Amendment to Loan Documents entered into as of September 30, 2010, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 17, 2010)

10.17		Amendment to Loan Documents entered into as of May 11, 2011, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)

10.18		Amendment to Loan Documents entered into as of August 10, 2011, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011)

10.19		Amendment to Loan Documents entered into as of May 14, 2012, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012)

10.20	*	Design and Production Agreement relating to Register ASIC (the "Production Register Agreement"), dated July 31, 2008, by and between Netlist, Inc. and Toshiba America Electronic Components, Inc. ("Toshiba") (incorporated by reference to exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.21	*	Amendment #1 to the Production Register Agreement, dated May 22, 2009, by and between Netlist, Inc. and Toshiba (incorporated by reference to exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.22	*	Amendment #1 to the Production Register Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba (incorporated by reference to exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.23	*	Amendment #2 to the Production Register Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba (incorporated by reference to exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.24	*	Design and Production Agreement relating to ID ASIC (the "Production ID Agreement"), dated July 31, 2008, by and between Netlist, Inc. and Toshiba (incorporated by reference to exhibit 10.7 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.25	*	Amendment #1 to the Production ID Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba (incorporated by reference to exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.26	*	Amendment #2 to the Production ID Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba (incorporated by reference to exhibit 10.9 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.27	*	ASIC Design and Production Agreement, dated August 11, 2010, between Open Silicon, Inc. and Netlist, Inc. (incorporated by reference to exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q/A field with the SEC on August 24, 2011)

10.28		Sales Agreement, dated November 21, 2011, between Netlist, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference to exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the SEC on November 22, 2011)

10.29		Form of Securities Purchase Agreement, dated December 20, 2012 (incorporated by reference to exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.30		Form of Warrant (incorporated by reference to exhibit 4.1 of the registrant's Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.31		Placement Agent Agreement, dated December 20, 2012, by and between Netlist, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference to exhibit 10.2 of the registrant's Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.32	+	Forbearance to Loan and Security Agreement, dated March 27, 2013, by and between Netlist, Inc. and Silicon Valley Bank

21.1		Subsidiaries of Netlist, Inc. (incorporated by reference to exhibit 21.1 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 28, 2012)

23	+	Consent of KMJ Corbin & Company LLP.

24.1	+	Power of Attorney (included on the signature page in this Part IV of this report).

31.1	+	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	+	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	+	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101.INS	++	XBRL Instance Document

101.SCH	++	XBRL Taxonomy Extension Schema Document

101.CAL	++	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

+
Filed herewith.

++
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

#
Management contract or compensatory plan or arrangement.

*
Confidential treatment has been granted or requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing that is incorporated by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the SEC.

        (b) Exhibits

          See subsection (a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2013

NETLIST, INC.
By:	/s/ CHUN K. HONG Chun K. Hong President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHUN K. HONG Chun K. Hong	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2013
/s/ GAIL SASAKI Gail Sasaki	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2013
/s/ HK DESAI HK Desai	Director	March 29, 2013
/s/ THOMAS F. LAGATTA Thomas F. Lagatta	Director	March 29, 2013
/s/ CLAUDE M. LEGLISE Claude M. Leglise	Director	March 29, 2013
/s/ ALAN H. PORTNOY Alan H. Portnoy	Director	March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Netlist, Inc.

        We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netlist, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ CORBIN & COMPANY LLP
Costa Mesa, California
March 29, 2013

NETLIST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value)

	December 29, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$7,755	$10,535
Investment in marketable securities	415	—
Accounts receivable, net of allowance for doubtful accounts of $47 (2012) and $47 (2011)	3,434	11,399
Inventories	7,380	6,057
Prepaid expenses and other current assets	723	806

Total current assets	19,707	28,797
Property and equipment, net	2,560	2,771
Long-term investments in marketable securities	—	444
Other assets	130	161

Total assets	$22,397	$32,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,367	$6,155
Accrued payroll and related liabilities	784	1,813
Accrued expenses and other current liabilities	497	460
Accrued engineering charges	450	450
Current portion of long-term debt	3,493	2,144

Total current liabilities	8,591	11,022
Long-term debt, net of current portion	—	1,118
Other liabilities	94	94

Total liabilities	8,685	12,234

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value—90,000 shares authorized; 30,348 (2012) and 26,390 (2011) shares issued and outstanding	30	26
Additional paid-in capital	100,403	92,709
Accumulated deficit	(86,721)	(72,740)
Accumulated other comprehensive loss	—	(56)

Total stockholders' equity	13,712	19,939

Total liabilities and stockholders' equity	$22,397	$32,173

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 29, 2012	December 31, 2011
Net sales	$36,873	$60,729
Cost of sales(1)	27,474	40,468

Gross profit	9,399	20,261

Operating expenses:
Research and development(1)	12,845	14,924
Selling, general and administrative(1)	10,075	10,705

Total operating expenses	22,920	25,629

Operating loss	(13,521)	(5,368)

Other expense, net:
Interest expense, net	(338)	(228)
Other expense, net	(134)	(56)

Total other expense, net	(472)	(284)

Loss before income tax benefit	(13,993)	(5,652)
Income tax benefit	(12)	(53)

Net loss	$(13,981)	$(5,599)

Net loss per common share:
Basic and diluted	$(0.50)	$(0.22)
Weighted-average common shares outstanding:
Basic and diluted	27,853	25,086

(1)
Amounts include stock-based compensation expense as follows:

Cost of sales	$114	$79
Research and development	667	600
Selling, general and administrative	1,110	941

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended
	December 29, 2012	December 31, 2011
Net loss	$(13,981)	$(5,599)
Other comprehensive loss:
Unrealized loss transferred from other comprehensive loss to earnings	56	59
Net unrealized loss on investments, net of tax	—	(4)

Total comprehensive loss	$(13,925)	$(5,544)

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(in thousands)

	Series A Preferred Stock
			Common Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2011	—	—	25,284	$25	$89,074	$(67,141)	$(111)	$21,847
Stock-based compensation	—	—	11	—	1,620	—	—	1,620
Exercise of stock options	—	—	435	—	203	—	—	203
Repurchase of common stock	—	—	(37)	—	(78)	—	—	(78)
Issuance of common stock	—	—	697	1	1,890	—	—	1,891
Components of comprehensive loss:
Change in net unrealized loss on investments	—	—	—	—	—	—	55	55
Net loss	—	—	—	—	—	(5,599)	—	(5,599)

Balance, December 31, 2011	—	—	26,390	26	92,709	(72,740)	(56)	19,939
Stock-based compensation	—	—	(48)	—	1,891	—	—	1,891
Exercise of stock options	—	—	1,032	1	687	—	—	688
Repurchase of common stock	—	—	(24)	—	(64)	—	—	(64)
Issuance of common stock	—	—	2,998	3	5,180	—	—	5,183
Components of comprehensive loss:
Reversal of unrealized loss due to recognition in current year	—	—	—	—	—	—	56	56
Net loss	—	—	—	—	—	(13,981)	—	(13,981)

Balance, December 29, 2012	—	—	30,348	$30	$100,403	$(86,721)	$—	$13,712

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net loss	$(13,981)	$(5,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,987	2,242
Realized loss on sale of investments in marketable securities	85	59
Realized loss on sale of equipment	53	—
Provision for bad debts	—	35
Stock-based compensation	1,891	1,620
Changes in operating assets and liabilities:
Accounts receivable	7,965	(4,983)
Inventories	(1,323)	(1,548)
Prepaid expenses and other current assets	263	759
Other assets	31	129
Accounts payable	(2,938)	(102)
Accrued payroll and related liabilities	(1,029)	51
Accrued expenses and other current liabilities	37	101
Accrued engineering charges	—	(188)

Net cash used in operating activities	(6,959)	(7,424)

Cash flows from investing activities:
Acquisition of property and equipment	(1,698)	(744)
Proceeds from sale of equipment	43	—
Proceeds from maturities and sales of investments in marketable securities	—	1,264

Net cash (used in) provided by investing activities	(1,655)	520

Cash flows from financing activities:
Borrowings on lines of credit	3,200	500
Payments on lines of credit	(3,200)	(500)
Proceeds of bank term loan	1,319	2,934
Payments on debt	(1,292)	(1,724)
Proceeds from public offering, net	5,183	1,891
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	624	128

Net cash provided by financing activities	5,834	3,229

Net decrease in cash and cash equivalents	(2,780)	(3,675)
Cash and cash equivalents at beginning of year	10,535	14,210

Cash and cash equivalents at end of year	$7,755	$10,535

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2012

Note 1—Description of Business

        Netlist, Inc. (the "Company" or "Netlist") designs and manufactures a wide variety of high performance, logic-based memory subsystems for the global datacenter and high-performance computing and communications markets. The Company's memory subsystems consist of combinations of dynamic random access memory integrated circuits ("DRAM ICs" or "DRAM"), NAND flash memory ("NAND"), application-specific integrated circuits ("ASICs") and other components assembled on printed circuit boards ("PCBs"). Netlist primarily markets and sells its products to leading original equipment manufacturer ("OEM") customers. The Company's solutions are targeted at applications where memory plays a key role in meeting system performance requirements. The Company leverages a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. Our NVvault™ product is the first to offer both DRAM and NAND in a standard form factor memory subsystem as a persistent DIMM in mission critical applications.

        Netlist was incorporated in June 2000 and is headquartered in Irvine, California. In 2007, the Company established a manufacturing facility in the People's Republic of China (the "PRC"), which became operational in July 2007 upon the successful qualification of certain key customers.

  Liquidity

        The Company incurred net losses of approximately $14.0 million and $5.6 million for the year ended December 29, 2012 and December 31, 2011, respectively, and had an accumulated deficit of approximately $86.7 million at December 29, 2012. In addition, the Company used cash in operating activities of approximately $7.0 million and $7.4 million for the year ended December 29, 2012 and December 31, 2011, respectively. As a result of continuing losses, the Company was out of compliance with the tangible net worth debt covenant during the fourth quarter of 2012.

        On January 23, 2013, we entered into a forbearance agreement with Silicon Valley Bank (the "Forbearance Agreement"), pursuant to which Silicon Valley Bank agreed to forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against us as a result of our violation of the financial covenants until February 28, 2013. On March 27, 2013, the effectiveness of the Forbearance Agreement was extended until April 30, 2013, or an earlier date under certain conditions, such as the occurrence of an event of default or our breach of the Forbearance Agreement. The Company is currently working with Silicon Valley Bank to obtain a waiver of our non-compliance with the financial covenants contained in the credit agreement. However, we may be unable to obtain such a waiver. If we are unable to obtain a waiver, additional forbearance or a modification to the required liquidity levels, the lender could accelerate all of our outstanding obligations under the credit agreement. In addition, we could lose vendor credit should the letters of credit issued under the credit agreement become unavailable. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

        In addition to renegotiating the credit agreement with Silicon Valley Bank, the Company's management is evaluating potential financing opportunities and alliances or other partnership agreements with entities interested in the Company's technologies. The Company is also planning to

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 1—Description of Business (Continued)

reduce its expenses and continue its efforts to qualify new and enhanced products with its OEM customers.

        The Company raised net proceeds of approximately $3.9 million in the year ended December 29, 2012 and approximately $1.9 million in the year ended December 31, 2011 under a sales agreement with Ascendiant Capital Markets LLC ("Ascendiant"). In addition, on December 20, 2012, the Company raised net proceeds of approximately $1.3 million in a registered public offering ("Offering") of its securities (see note 10). The Company may raise additional funds through the Company's agreement with Ascendiant or through other sources. The Company may be limited in its ability to benefit from the agreement with Ascendiant if the volume of its shares traded in the market or the market price of its shares is low.

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

  Fiscal Year

        The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31. The 2012 and 2011 fiscal years ended on December 29, 2012 and December 31, 2011, respectively. Fiscal years 2012 and 2011 each consisted of 52 weeks.

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

December 29, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, impairment of long-lived assets, stock-based compensation expense and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and the Company's belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

  Revenue Recognition

        The Company's revenues primarily consist of product sales of high performance memory subsystems to original equipment manufacturers ("OEMs"). Revenues also include sales of excess inventories to distributors and other users of memory integrated circuits ("ICs"), totaling less than 1% of net revenues in 2012 and 2011.

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

        The Company generally uses customer purchase orders and/or contracts as evidence of an arrangement. Delivery occurs when goods are shipped for customers with shipping point terms and upon receipt for customers with destination terms, at which time title and risk of loss transfer to the customer. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess component inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. The Company offers a standard product warranty to our customers and has no other post-shipment obligations. The Company assesses collectability based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer's payment history.

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

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

December 29, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, and accounts receivable.

        The Company invests its cash equivalents primarily in money market mutual funds. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $5.3 million of FDIC insured cash and cash equivalents at December 29, 2012. Investments in marketable securities are generally in high-credit quality debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. The Company has not realized any credit losses related to these investments.

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

December 29, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

  Impairment of Long-Lived Assets

        The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company's management believes there is no impairment of long-lived assets as of December 29, 2012. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue, which could result in future impairment of long-lived assets.

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

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

  Collaborative Agreements

        In 2011, the Company entered into two memory technology Collaboration Agreements. The first agreement is a HyperCloud® Technology Collaboration Agreement (the "IBM Agreement") with International Business Machines ("IBM"). Under the IBM Agreement, IBM and the Company have

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

agreed to cooperate with respect to the qualification of HyperCloud® technology for use with IBM servers and to engage in certain joint marketing efforts if qualification is achieved. IBM and the Company have agreed to commit resources and funds in support of these activities. The IBM Agreement is non-exclusive.

        The second agreement is a Collaboration Agreement (the "HP Agreement") with Hewlett-Packard Company ("HP"). Under the HP Agreement, HP and the Company have agreed to cooperate with respect to the qualification of HyperCloud® technology for use with HP servers and to engage in certain joint marketing efforts if qualification is achieved. HP and the Company have agreed to commit resources and funds in support of these activities. The HP Agreement is exclusive for a period of time. HP and the Company agree to collaborate on the future use of HyperCloud® load reduction and rank multiplication technologies for next generation server memory for HP.

        In 2011, the Company reimbursed IBM and HP $0.2 million and $0.1 million, respectively, for the cost of certain qualification activities. The Company reimbursed HP an additional $0.9 million in the year ended December 29, 2012. The payments are included in research and development expense in the accompanying consolidated statement of operations. In addition, the Company made $0.8 million of payments to IBM for joint HyperCloud® marketing activities. The Company is amortizing the $0.8 million payments made to IBM based on actual unit shipments compared with estimated total shipments over the term of the Collaboration Agreement. The Company's net sales will be determined after deduction of such customer allowances, in accordance with ASC 605-50.

        There can be no assurance that the efforts undertaken under either of the IBM or HP collaboration agreements will result in revenues for the Company that are sufficient to cover the cost of qualification activities, including payments made to HP and IBM under the collaboration agreements.

        Through 2011, the Company maintained a collaborative arrangement with a partner in order to develop products using certain of the Company's proprietary technology. Under the arrangement, the development partner was granted a non-exclusive license to specified intellectual property for exclusive use in the development and production of ASIC chipsets for the Company. Both the Company and the development partner provided engineering project management resources at their own expense. The development partner was entitled to non-recurring engineering fees based upon the achievement of development milestones, and to a minimum portion of the Company's purchasing allocations for the component. Expenses incurred and paid to the development partner were insignificant in 2011. As of December 31, 2011, the operational and financial obligations under the agreement have been fulfilled.

  Comprehensive Loss

        ASC Topic 220 establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Accumulated other comprehensive loss includes unrealized gains or losses on investments.

  Risks and Uncertainties

        The Company is subject to certain risks and uncertainties and management believes that significant changes in their ability to obtain profitable operations due to the history of losses and accumulated deficits, the Company's dependence on a few customers for a significant portion of revenues, risks

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

related to intellectual property matters, market development of and demand for the Company's products, and the length of the sales cycle could have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company has invested and expects to continue to invest a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud® memory subsystem. This new design and the products it is incorporated into are subject to increased risks as compared to the Company's existing products. The Company may be unable to achieve customer or market acceptance of the HyperCloud® memory subsystem or other new products, or achieve such acceptance in a timely manner. The Company has experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and as of December 29, 2012 the product has not generated significant revenue relative to the Company's investment in the product. The Company has entered into collaborative agreements with both HP and IBM pursuant to which these OEMs have cooperated with the Company to qualify HyperCloud® for use in their respective products. The qualifying OEMs have engaged and continue to engage with the Company in joint marketing and further product development efforts. The Company and each of the OEMs have committed financial and other resources toward the collaboration. There can be no assurance that the efforts undertaken pursuant to either of the collaborative agreements will result in any new revenues for the Company. Further delays or any failure in placing or qualifying this product with HP, IBM or other potential customers would adversely impact the Company's results of operations.

        The Company's operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi ("RMB"), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company's operations and operating results may be negatively impacted. Restricted net assets of our subsidiary in the PRC totaled $0.6 million at December 31, 2011. The liabilities of the Company's subsidiaries in the PRC exceeded its assets as of December 29, 2012.

  Foreign Currency Remeasurement

        The functional currency of the Company's foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant in 2012 and 2011.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

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

  New Accounting Pronouncements

        In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive statements. The guidance relates only to presentation. The Company adopted this guidance in the first quarter of the year ended December 29, 2012. In February 2013, the FASB issued new guidance on reporting reclassifications out of accumulated other comprehensive income. This new guidance will be effective for the Company for the first quarter of the fiscal year ended December 28, 2013. Other than requiring additional disclosures, the Company does not expect this new guidance to impact the Company's consolidated financial statements.

Note 3—Supplemental Financial Information

  Inventories

        Inventories consist of the following (in thousands):

	December 29, 2012	December 31, 2011
Raw materials	$4,544	$4,312
Work in process	70	237
Finished goods	2,766	1,508

	$7,380	$6,057

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 3—Supplemental Financial Information (Continued)

  Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

	Estimated Useful Lives	December 29, 2012	December 31, 2011
Machinery and equipment	3 - 7 yrs.	$9,060	$8,130
Leasehold improvements	*	1,851	1,817
Furniture and fixtures	5 yrs.	457	457
Computer equipment and software	3 - 7 yrs.	3,903	3,365

		15,271	13,769
Less accumulated depreciation and amortization		(12,711)	(10,998)

		$2,560	$2,771

*
Estimated useful life is generally 7 years, or the remaining lease term, whichever is shorter.

        Included in property and equipment are assets under capital leases with a cost of approximately $0.5 million and $0.5 million and accumulated amortization of approximately $0.2 million and $0.1 million at December 29, 2012 and December 31, 2011, respectively. Amortization of assets recorded under capital leases is included as a component of depreciation and amortization expense.

  Warranty Liability

        The following table summarizes the activity related to the warranty liability (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011
Beginning balance	$189	$194
Estimated cost of warranty claims charged to cost of sales	164	342
Cost of actual warranty claims	(118)	(347)

Ending balance	235	189
Less current portion	(141)	(95)

Long-term warranty obligations	$94	$94

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

December 29, 2012

Note 3—Supplemental Financial Information (Continued)

  Computation of Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	December 29, 2012	December 31, 2011
Basic and diluted net loss per share:
Numerator: Net loss	$(13,981)	$(5,599)

Denominator: Weighted-average common shares outstanding, basic and diluted	27,853	25,086

Basic and diluted net loss per share	$(0.50)	$(0.22)

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

	Year Ended
	December 29, 2012	December 31, 2011
Common share equivalents	622	1,455

        The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the years then ended.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 3—Supplemental Financial Information (Continued)

  Cash Flow Information

        The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$332	$227

Income taxes	$4	$4

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment through capitalized lease obligations	$—	$117

Debt financed acquisition of assets	$180	$169

Purchase of equipment not paid for at the end of the year	$150	$2

Unrealized losses from investments in marketable securities	$—	$4

Reversal of unrealized loss charged to other comprehensive income	$56	$—

Note 4—Fair Value Measurements

        The following tables detail the fair value measurements within the fair value hierarchy of the Company's investments in marketable securities (in thousands):

		Fair Value Measurements at December 29, 2012 Using
	Fair Value at December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$2,338	$2,338	$—	$—
Auction and variable floating rate notes	415	—	—	415

Total	$2,753	$2,338	$—	$415

		Fair Value Measurements at December 31, 2011 Using
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$5,600	$5,600	$—	$—
Auction and variable floating rate notes	444	—	—	444

Total	$6,044	$5,600	$—	$444

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 4—Fair Value Measurements (Continued)

        The following tables summarize the Company's assets measured at fair value on a recurring basis as presented in the Company's consolidated balance sheets at December 29, 2012 and December 31, 2011:

		Fair Value Measurements at December 29, 2012 Using
	Fair Value at December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2,338	$2,338	$—	$—
Marketable securities	415	—	—	415

Total assets measured at fair value	$2,753	$2,338	$—	$415

		Fair Value Measurements at December 31, 2011 Using
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5,600	$5,600	$—	$—
Long-term marketable securities	444	—	—	444

Total assets measured at fair value	$6,044	$5,600	$—	$444

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

December 29, 2012

Note 4—Fair Value Measurements (Continued)

        The following table provides a reconciliation of the beginning and ending balances for the Company's assets measured at fair value using Level 3 inputs (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011
Beginning balance	$444	$890
Sales of available-for-sale marketable securities	—	(441)
Realized loss included in other expense, net	(85)	(59)
Unrealized loss transferred from other comprehensive loss to earnings	56	59
Unrealized loss included in accumulated other comprehensive loss	—	(4)
Accrued interest	—	(1)

Ending balance	$415	$444

Note 5—Investments in Marketable Securities

        Investments in marketable securities consist of the following at December 29, 2012 and December 31, 2011 (in thousands):

	December 29, 2012
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Auction and variable floating rate notes	$415	$—	$415

	December 31, 2011
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Auction and variable floating rate notes	$500	$(56)	$444

        At December 29, 2012, the Level 3 fair value of the Company's auction rate securities consists of the par value of $500,000 adjusted for a realized loss of $85,000, recorded as other expense, net in the accompanying consolidated statement of operations for the year ended December 29, 2012.

        Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method. Other than the sale of two of the Company's auction rate securities, described below, there were no sales of available-for-sale securities prior to maturity in 2012 or 2011.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 5—Investments in Marketable Securities (Continued)

        The following table provides the breakdown of investments in marketable securities with unrealized losses at December 31, 2011 (in thousands):

	December 31, 2011
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction and variable floating rate notes	$—	$—	$444	$(56)

        As of December 31, 2011, the Company held one investment that was in an unrealized loss position.

        The following tables present the amortized cost and fair value of the Company's investments in marketable securities classified as available-for-sale at December 29, 2012 and December 31, 2011 by contractual maturity (in thousands):

	December 29, 2012
	Amortized Cost	Fair Value
Maturity
Greater than two years*	$415	$415

	December 31, 2011
	Amortized Cost	Fair Value
Maturity
Greater than two years*	$500	$444

*
Comprised of auction rate securities which generally have interest rate reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

  Auction Rate Securities

        Disruptions in the credit market continue to adversely affect the liquidity and overall market for auction rate securities. As of December 29, 2012 and December 31, 2011, the Company held one investment in a Baa1 rated auction rate debt securities of a municipality with a total purchase cost of $0.5 million. Subsequent to year end, the Company disposed of this auction rate debt security for a realized loss of $85,000 and therefore has recorded the loss at year end as a permanent impairment of this asset. An A3 rated debt obligation backed by pools of student loans guaranteed by the U.S. Department of Education with a total purchase cost of $0.5 million was disposed of in June 2011 for a realized loss of approximately $59,000.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 6—Credit Agreement

        On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank, which was amended on March 24, 2010, June 30, 2010, September 30, 2010, May 11, 2011 August 10, 2011 and May 14, 2012 (as amended, the "Credit Agreement"). Currently, the Credit Agreement provides that the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million. The Company has the option to increase credit availability to $15.0 million at any time through the maturity date of September 30, 2014, subject to the conditions of the Credit Agreement.

        In connection with the September 30, 2010 amendment to the Credit Agreement, Silicon Valley Bank extended a $1.5 million term loan under the Credit Agreement, bearing interest at a rate of prime plus 2.00% ("Term Loan I"). The Company was required to make monthly principal payments of $41,666 over the 36 month term of the loan, or $0.5 million annually. In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan ("Term Loan II"), bearing interest at a rate of prime plus 2.75%. The Company was required to make monthly principal payments of $125,000 over the 24 month term of the loan, or $1.5 million annually. In May 2012, Silicon Valley Bank consolidated both term loans and extended additional credit, resulting in a combined balance of $3.5 million (the "Consolidated Term Loan"). The Consolidated Term Loan is payable in 36 installments of $97,222, beginning December 2012, and bears interest at a rate of prime plus 2.50%. Interest is payable monthly from the date of funding through final payoff of the loan.

        Prior to the May 14, 2012 amendment, the Credit Agreement contained an overall sublimit of $10.0 million to collateralize the Company's contingent obligations under letters of credit and other financial services. Amounts outstanding under the overall sublimit reduced the amount available pursuant to the Credit Agreement. As a result of the May 14, 2012 amendment, letters of credit and other financial services are no longer subject to borrowing base sublimits and do not reduce the amount that may be borrowed under the revolving line of credit. Rather the Company has an additional credit facility for up to $3.0 million in letters of credit through September 30, 2014. At December 29, 2012, letters of credit in the amount of $2.0 million were outstanding.

        The following table presents details of interest expense related to borrowings on the lines of credit, along with certain other applicable information (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011
Interest expense	$112	$35

	December 29, 2012	December 31, 2011
Availability under the revolving line of credit	$1,486	$7,797
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	—	(2,022)

Unutilized borrowing availability under the revolving line of credit	$1,486	$5,775

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 6—Credit Agreement (Continued)

        The Company calculates the borrowing availability under the revolving line of credit in arrears, in accordance with the credit agreement and did not over-utilize the revolving line of credit at the time of borrowing. In October 2012, the Company repaid the $2.8 million balance of outstanding borrowings on the revolving line of credit in full.

        All obligations under the Credit Agreement are secured by a first priority lien on the Company's tangible and intangible assets. The Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company's liquidity and tangible net worth and restrictions on the payment of dividends. As of December 29, 2012, the Company was in violation of the tangible net worth covenant but remained in compliance with the quick ratio covenant.

        On January 23, 2013, the Company entered into a Forbearance Agreement with Silicon Valley Bank (the "Forbearance Agreement"), pursuant to which Silicon Valley Bank shall forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against the Company as a result of its violation of the financial covenants until February 28. 2013. On March 27, 2013, the effectiveness of the Forbearance Agreement was extended until April 30, 2013, or an earlier date under certain conditions, such as the occurrence of an event of default or a breach of the Forbearance Agreement. As a result of the Company's non-compliance with a loan covenant and in accordance with relevant accounting guidance, the Company reclassified the long-term portion of the Consolidated Term Loan to current portion of long term debt in the accompanying consolidated balance sheet as of December 29, 2012. The Company is currently working with Silicon Valley Bank to obtain a waiver of such non-compliance.

        Pursuant to the Forbearance Agreement, the principal amount outstanding under the revolving line shall accrue interest at a per annum rate equal to the following (i) at all times that a Streamline Period (as defined) is an effect, 1.75% above the Prime Rate; and (ii) at all times that a Streamline Period (as defined) is not in effect, 2.75% above the Prime Rate; which interest shall be payable monthly. In addition, the reserve on the revolving line increased from $1 million to$2 million thereby limiting the borrowing availability further. The Credit Agreement requires payment of an unused line fee, as well as anniversary and early termination fees, as applicable.

        Pursuant to the Forbearance Agreement, the principal amount outstanding under the term loan shall accrue interest at a per annum rate equal to 3.25% above the Prime Rate; which interest shall be payable monthly.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 7—Long-Term Debt

        Long-term debt consists of the following (in thousands):

	December 29, 2012	December 31, 2011
Obligations under capital leases (see Note 9)	$118	$300
Consolidated Term Loan, net of issuance cost of $28	3,375	—
Term Loan I (see Note 6)	—	875
Term Loan II, net of issuance cost of $38 (see Note 6)	—	2,087

	3,493	3,262
Less current portion	(3,493)	(2,144)

	$—	$1,118

        The Company has purchased manufacturing and computer equipment through the use of various capital leases that mature at various dates through October 2013 (see Note 9). The interest rates on these leases vary between 6.0% and 6.8%.

        Interest expense related to the Company's long-term debt is presented in the following table (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011
Interest expense	$234	$202

Note 8—Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 8—Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2012	December 31, 2011
Deferred tax assets:
Reserves and allowances	$1,670	$1,995
State taxes, net of federal income tax benefit	2	—
Depreciation and amortization	591	682
Other accruals	413	331
Compensatory stock options and rights	1,988	2,150
Other	45	25
Tax credit carryforwards	2,669	1,949
Operating loss carryforward	17,239	12,306
Foreign operating loss carryforward	1,193	1,031

Total deferred tax assets	25,810	20,469

Deferred tax liabilities:
Prepaid expenses	(205)	(199)

Total deferred tax liabilities	(205)	(199)

Subtotal	25,605	20,270

Valuation allowance	(25,605)	(20,270)

	$—	$—

        The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 29, 2012 and December 31, 2011, a valuation allowance of $25.6 million and $20.3 million, respectively, has been provided based on the Company's assessment that it is more likely than not, that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by approximately $5.3 million and $2.3 million during the years ended December 29, 2012 and December 31, 2011, respectively, primarily related to the increase in the net operating loss carryforward.

        At December 29, 2012, the Company has approximately $43.8 million of federal net operating loss ("NOL") carryforwards which begin to expire in year 2029, and approximately $29.3 million of state net operating loss carryforwards which begin to expire in year 2017, and Federal and state tax credit carryforwards of approximately $1.3 million and $1.4 million, respectively at December 29, 2012. Federal tax credit carryforwards begin to expire in 2026 and state tax credits carry forward indefinitely. In addition, the Company has approximately $9.1 million of operating loss carryforwards in the PRC that began to expire in 2012.

        The deferred tax asset at December 29, 2012 does not include approximately $1.9 million and $2.0 million of excess tax benefits from employee stock option exercises that are a component of the

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 8—Income Taxes (Continued)

federal and state net operating loss carryover, respectively. The Company's stockholders' equity balance will be increased if and when such excess tax benefits are ultimately realized.

        For financial reporting purposes, loss before benefit of income taxes includes the following components (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011
United States	$(12,640)	$(4,207)
Foreign	(1,353)	(1,445)

	$(13,993)	$(5,652)

        The Company's income tax benefit consists of the following (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011
Current:
Federal	$(22)	$(55)
State	10	2

Total current	(12)	(53)

Deferred:
Federal	(4,335)	(1,516)
State	(764)	(582)
Foreign	(160)	(157)
Change in valuation allowance	5,259	2,255

Total deferred	—	—

Income tax benefit	$(12)	$(53)

        A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company's loss before income taxes to the income tax benefit is as follows:

	Year Ended
	December 29, 2012	December 31, 2011
U.S. federal statutory tax	35%	35%
Valuation allowance	(32)	(25)
Loss from foreign subsidiary	(3)	(9)

Effective income tax benefit rate	0%	1%

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 8—Income Taxes (Continued)

  Unrecognized Tax Benefits

        The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Balance at January 1, 2011	$77
Reversal of liability for expiration of statute of limitations	(55)
Accrual of potential interest related to unrecognized tax benefits	—

Balance at December 31, 2011	22
Reversal of liability for expiration of statute of limitations	(22)
Accrual of potential interest related to unrecognized tax benefits	—

Balance at December 29, 2012	$—

        Unrecognized tax benefits of tax positions, if recognized, would affect the Company's annual effective tax rate.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Interest and penalty accruals were insignificant at December 29, 2012 and December 31, 2011.

        The Company files tax returns with federal, state and foreign jurisdictions. The Company is no longer subject to IRS or state examinations for periods prior to 2007 although certain carryforward attributes that were generated prior to 2007 may still be adjusted by the IRS.

  Tax Holidays

        In 2008, the Company began operating under tax holidays in the PRC, which are effective from January 2008 through December 2012. Since the Company operated at a loss in the PRC in 2012 and 2011, it did not realize any benefit to its consolidated results of operations attributable to the tax holidays.

Note 9—Commitments and Contingencies

Leases

        The Company leases certain of its facilities and equipment under non-cancelable operating leases that expire at various dates through 2017. Rental expense, net of amortization of deferred gain and sublease income, is presented in the following table (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011
Rental expense	$959	$1,065

        The Company also has acquired certain equipment through the use of various capital leases, some of which contain bargain purchase options.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 9—Commitments and Contingencies (Continued)

        A summary of future minimum payments under both capital and operating lease commitments as of December 29, 2012 is as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2013	121	459
2014	—	245
2015	—	230
2016	—	223
2017	—	80

Total minimum lease payments	121	$1,237

Less amount representing interest	(3)

Present value of future minimum lease payments (see Note 7)	$118

Litigation and Patent Reexaminations

        The Company owns numerous patents and continues to enlarge and strengthen its patent portfolios, which cover different aspects of the Company's technology innovations with various claim scopes. The Company attempts to generate revenue by selling or licensing selected patents or patent portfolios, and intends to vigorously enforce its patent rights against infringers who refuse to license. The Company spends substantial resources in various activities to protect its intellectual property, including activities to defend its patents against challenges made by way of reexamination proceedings at the United States Patent and Trademark Office ("USPTO"). These activities may continue for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful. The Company is also subject to litigation claims that it has infringed on the intellectual property of others, against which the Company intends to defend vigorously.

        Litigation, whether or not eventually decided in the Company's favor or settled, is costly and time-consuming and could divert management's attention and resources. Because of the nature and inherent uncertainties of litigation, should the outcome of any of such actions be unfavorable, the Company's business, financial condition, results of operations or cash flows could be materially and adversely affected. Additionally, the outcome of pending litigation, and the related patent reexaminations, as well as any delay in their resolution, could affect the Company's ability to license its intellectual property in the future or to protect against competition in the current and expected markets for its products.

  Google Litigation

        In May 2008, the Company initiated discussions with Google, Inc. ("Google") based on information and belief that Google had infringed on a U.S. patent owned by the Company, U.S. Patent No. 7,289,386 ("the '386 patent"), which relates generally to technologies to implement rank multiplication in memory modules. Preemptively, Google filed a declaratory judgment lawsuit against the Company in the U.S. District Court for the Northern District of California (the "Northern District Court"), seeking a declaration that Google did not infringe the '386 patent and that the '386 patent

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 9—Commitments and Contingencies (Continued)

was invalid. The Company filed a counterclaim for infringement of the '386 patent by Google. Claim construction proceedings were held in November 2009, and the Company prevailed on every disputed claim construction issue. In June 2010, the Company filed motions for summary judgment of patent infringement and dismissal of Google's affirmative defenses. In May 2010, Google requested and was later granted an Inter Partes Reexamination of the '386 patent by the USPTO. The reexamination proceedings are described below. The Northern District Court granted Google's request to stay the litigation pending result of the reexamination, and therefore has not ruled on the Company's motions for summary judgment.

        In December 2009, the Company filed a patent infringement lawsuit against Google in the Northern District Court, seeking damages and injunctive relief based on Google's infringement of U.S. Patent No. 7,619,912 ("the '912 patent"), which is related to the '386 patent and relates generally to technologies to implement rank multiplication. In February 2010, Google answered the Company's complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on Netlist's activities in the JEDEC standard-setting organization. The counterclaim seeks unspecified compensatory damages. Accruals have not been recorded for loss contingencies related to Google's counterclaim because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated. In October 2010, Google requested and was later granted an Inter Partes Reexamination of the '912 patent by the USPTO. The reexamination proceedings are described below. In connection with the reexamination request, the Northern District Court granted the Company and Google's joint request to stay the '912 patent infringement lawsuit against Google until the completion of the reexamination proceedings.

  Inphi Litigation

        In September 2009, the Company filed a patent infringement lawsuit against Inphi Corporation ("Inphi") in the U.S. District Court for the Central District of California (the "Central District Court"). The complaint, as amended, alleges that Inphi is contributorily infringing and actively inducing the infringement of U.S. patents owned by the Company, including the '912 patent, U.S. Patent No. 7,532,537 ("the '537 patent"), which relates generally to memory modules with load isolation and memory domain translation capabilities, and U.S. Patent No. 7,636,274 ("the '274 patent"), which is related to the '537 patent and relates generally to load isolation and memory domain translation technologies. The Company is seeking damages and injunctive relief based on Inphi's use of the Company's patented technology. Inphi denied infringement and claimed that the three patents are invalid. In April 2010, Inphi requested but was later denied Inter Partes Reexaminations of the '912, '537 and '274 patents by the USPTO. In June 2010, Inphi submitted new requests and was later granted Inter Partes Reexaminations of the '912, '537 and '274 patents by the USPTO. The reexamination proceedings are described below. In connection with the reexamination requests, Inphi filed a motion to stay the patent infringement lawsuit with the Central District Court, which was granted. The Central District Court has requested that the Company notify it within one week of any action taken by the USPTO in connection with the reexamination proceedings, at which time the Central District Court may decide to maintain or lift the stay.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 9—Commitments and Contingencies (Continued)

  Smart Modular Litigation

        On September 10, 2012, Smart Modular, Inc. ("SMOD") filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of California (the "Eastern District Court"). The complaint alleges that the Company willfully infringes and actively induces the infringement of six claims of a U.S. patent newly issued to SMOD, U.S. Patent No. 8,250,295 ("the '295 patent"), and seeks damages and injunctive relief. SMOD also filed a motion for preliminary injunction and a memorandum in support of the motion on the same day of the complaint. The Company filed a request for reexamination of the '295 patent with the USPTO on September 15, 2012, setting forth six different combinations of prior art that would render the six asserted claims of the '295 patent unpatentable. The Company also filed an answer to SMOD's complaint with the Eastern District Court on October 11, 2012, in which the Company denies infringement of the '295 patent, claims that the '295 patent is invalid and unenforceable, and asserts a set of counterclaims against SMOD. SMOD filed motion to dismiss, motion to strike and motion for partial judgment on the pleadings on November 1, 2012. The Company filed briefs to oppose SMOD's motions on November 29, 2012 and November 30, 2012.

        On December 7, 2012, the USPTO granted the Company's request for the reexamination of the '295 patent, and issued an Office Action rejecting all of the six asserted claims over the six different combinations of prior art set forth by the Company in its request. On December 13, 2012, the Company moved to stay litigation pending result of reexamination. The Company's motion to stay and SMOD's motion for preliminary injunction and motion to dismiss has been submitted without oral argument.

        On February 7, 2013, Smart Modular filed a response to the Office Action in the reexamination of the '295 patent. Since the response appeared to be defective, Netlist filed a petition to strike the response with the USPTO on February 15, 2013. Smart Modular filed a supplemental response to the same Office Action on February 15, 2013. Netlist filed another petition to strike the supplemental response due to its apparent defects on February 21, 2013. On March 13, 2013, the USPTO issued a Notice of Defective Paper, in which the USPTO found Smart Modular's responses, both the initial filing and the supplemental filing, to be improper, and both responses were expunged from the record. The USPTO gave Smart Modular 15 days to submit another response. Netlist will have 30 days to file comments after Smart Modular's corrected response is filed.

        Accruals have not been recorded for loss contingencies related to the SMOD litigation because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

  '386 Patent Reexamination

        As noted previously, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the '386 patent by the USPTO. In October 2010, SMOD requested and was later granted an Inter Partes Reexamination of the '386 patent. The reexaminations requested by Google and SMOD were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 9—Commitments and Contingencies (Continued)

of the rejected claims in view of cited references. Both Google and SMOD filed their comments to the Company's response in October 2011. In October 2012, the USPTO issued an Action Closing Prosecution ("ACP") rejecting all 60 claims. The Company filed a response to the ACP on December 3, 2012. Thus, the reexamination of the '386 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

  '912 Patent Reexamination

        As noted previously, in April 2010, Inphi requested but was later denied an Inter Partes Reexamination of the '912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the '912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the '912 patent. In October 2010, Google and SMOD each filed and were later granted requests for reexamination of the '912 patent. In February 2011, the USPTO merged the Inphi, Google and SMOD '912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the '912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi, Google, and SMOD filed their comments on the Company's response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the '912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Google, Inphi and SMOD filed their comments to the Company's response in February 2012. The USPTO determined that SMOD's comments were defective, and issued a notice to SMOD to rectify and refile the comments within 15 days from the mailing date of the notice. SMOD filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012. The USPTO issued a non-final Office Action on November 13, 2012 maintaining the patentability of many key claims while rejecting some claims that were determined to be patentable previously. The Company filed a response to the Office Action on January 14, 2013. The requesters filed their comments on February 14, 2013. The reexamination of the '912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

  '627 Patent Reexamination

        In September 2011, SMOD filed a request for reexamination of U.S. Pat. No. 7,864,627 ("the '627 patent") issued to the Company on January 4, 2011. The '627 patent is related to the '912 patent. In November 2011, the USPTO granted SMOD's request for reexamination of the '627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. SMOD filed its comments to the Company's response in March 2012. The USPTO determined that SMOD's comments were defective and issued a notice in April 2012 to SMOD to rectify and refile the comments within 15 days from the mailing date of the notice. SMOD filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012. The USPTO posted an Office Action on December 19, 2012, confirming one claim and rejecting the rest of the claims in the '627 patent. The Company filed a response to the Office Action on March 19, 2013. The reexamination of the '627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 9—Commitments and Contingencies (Continued)

  '537 Patent Reexamination

        As noted previously, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the '537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the '537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company's response in January 2011. In June 2011, the USPTO issued an Action Closing Prosecution ("ACP") which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company's response in September 2011. The USPTO issued a Right of Appeal Notice ("RAN") in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company. Inphi filed a notice of appeal in March 2012, and an appeal brief on May 8, 2012. In response, the USPTO issued a Notice of Defective Appeal Brief. Inphi filed a corrective appeal brief on May 31, 2012, and Netlist filed its reply brief to the corrected Inphi appeal brief on July 2, 2012. The Examiner now has an opportunity to respond to Inphi's corrected appeal brief as well as Netlist's reply brief. If the Examiner maintains his position, the Company and the USPTO examiner will jointly defend the patent in a hearing with the USPTO, in accordance with established procedures for Inter Partes Reexamination.

  '274 Patent Reexamination

        As noted previously, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the '274 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the '274 patent by the USPTO. In September 2011, the USPTO issued a Non-Final Action, confirming the patentability of six claims. The Company has responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Inphi filed its comments on the Company's response in November 2011. The USPTO issued an ACP in March 2012, which confirmed the patentability of one hundred and four (104) claims in view of all the previously submitted comments by both Inphi and the Company. The PTO subsequently issued a Right of Appeal Notice on June 22, 2012. This Notice triggered Inphi's right as the losing party to file a Notice of Appeal by July 23, 2012 and file an appeal brief by September 23, 2012, and Inphi filed both on their respective due dates. The Company responded to Inphi's appeal brief by filing a reply brief on October 24, 2012. The Examiner now has an opportunity to respond to the appeal brief and the reply brief. If the Examiner maintains his position, the Company and the USPTO examiner will jointly defend the patent in a hearing with the USPTO, in accordance with established procedures for Inter Partes Reexamination.

  Other Contingent Obligations

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 9—Commitments and Contingencies (Continued)

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

Note 10—Stockholders' Equity

  Serial Preferred Stock

        The Company's authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares were outstanding at December 29, 2012 or December 31, 2011.

  Common Stock

        In November 2011, the Company entered into a sales agreement with Ascendiant Capital Markets LLC ("Ascendiant"), whereby shares with a total value of up to $10.0 million may be released for sale to the public at the discretion of management at a price equal to the current market price in an "at-the-market" offering as defined in Rule 415 under the Securities Act of 1933. During 2012 and 2011, the Company received net proceeds of approximately $3.9 million and $1.9 million, respectively, raised through the sale of 1,312,669 and 697,470 shares of common stock, respectively. The sales agreement with Ascendiant expires in November 2014.

        On December 20, 2012, the Company raised gross proceeds of $1.5 million in a registered public offering ("Offering") of its securities. The Offering closed on December 26, 2012, and the Company received net proceeds of $1.3 million after deducting commissions and offering costs. The Offering resulted in the issuance of 1,685,394 shares of common stock and warrants to purchase up to an aggregate of 2,275,282 shares of the Company's common stock, which represents 135% of the number of shares issued and sold in the Offering. Each warrant grants the holder the right to purchase one share of the Company's common stock at an exercise price of $0.89 per share and expires in June 2018. These warrants become exercisable 181 days following the December 26, 2012 issuance date.

        During 2012 and 2011, the Company cancelled 23,631 and 37,422 shares of common stock, respectively, valued at approximately $64,000 and $78,000, respectively, in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 10—Stockholders' Equity (Continued)

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

        Subject to certain adjustments, as of December 29, 2012, the Company was authorized to issue a maximum of 5,405,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At December 29, 2012, the Company had 820,635 shares available for grant under the 2006 Plan. At December 29, 2012, an additional 8,750 shares were reserved for issuance upon exercise of inducement grants. Options granted under the 2000 Plan, the 2006 Plan and outside the equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 10—Stockholders' Equity (Continued)

        A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—January 1, 2011	4,634	$2.57
Options granted	1,455	2.21
Options exercised	(435)	0.47
Options cancelled	(286)	2.89

Options outstanding—December 31, 2011	5,368	2.62
Options granted	1,667	3.40
Options exercised	(1,032)	0.67
Options cancelled	(1,251)	2.83

Options outstanding—December 29, 2012	4,752	$3.22	6.3	$197

Options exercisable—December 29, 2012	3,102	$3.42	5.0	$175

Options exercisable and expected to vest—December 29, 2012	4,532	$$3.23	6.2	$196

        The following table summarizes information about stock options outstanding and exercisable at December 29, 2012:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20 - $1.00	524	5.4	$0.37	469	5.3	$0.37
$1.01 - $3.00	2,208	6.3	$2.15	1,464	5.3	$2.15
$3.01 - $5.00	1,098	8.8	$3.54	247	7.7	$3.50
$5.01 - $8.45	922	3.6	$6.99	922	3.6	$6.99

	4,752	6.3	$3.22	3,102	5.0	$3.42

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 10—Stockholders' Equity (Continued)

        A summary of the Company's restricted stock awards is presented below (shares in thousands):

	Restricted Stock Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Balance outstanding at January 1, 2011	426	$3.46
Restricted stock granted	24	1.51
Restricted stock vested	(118)	3.47
Restricted stock forfeited	(13)	3.31

Balance outstanding at December 31, 2011	319	$3.32
Restricted stock granted	—	—
Restricted stock vested	(113)	3.37
Restricted stock forfeited	(48)	3.22

Balance outstanding at December 29, 2012	158	$3.32

        The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Year Ended
	December 29, 2012	December 31, 2011
Expected term (in years)	6.4	6.0
Expected volatility	127%	135%
Risk-free interest rate	1.16%	2.12%
Expected dividends	—	—

Weighted-average grant date fair value per share	$3.03	$2.01

Grant date fair value of options vested	$1,482	$1,269

Intrinsic value of options exercised (in thousands)	$2,610	$960

        The weighted-average fair value per share of the restricted stock granted in 2012 and 2011 was calculated based on the fair market value of the Company's common stock on the respective grant dates. The grant date fair value of restricted stock vested was $0.3 and $0.2 million in 2012 and 2011, respectively.

        At December 29, 2012, the amount of unearned stock-based compensation currently estimated to be expensed from 2013 through 2015 related to unvested common stock options and restricted stock awards is approximately $3.6 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 10—Stockholders' Equity (Continued)

  Warrants

        On December 26, 2012 the Company, in association with raising capital through a registered public offering, issued warrants to purchase up to an aggregate of 2,275,282 shares of the Company's common stock, see above. A summary of the warrant activity is presented below:

	Number of Shares (in thousands)	Weighted- Average Exercise Price
Warrants outstanding—December 31, 2011	—	$—
Warrant granted	2,275	0.89
Warrants exercised	—	—

Warrants outstanding—December 29, 2012	2,275	$0.89

        There were no warrants exercised or cancelled in the year ended December 29, 2012. Warrants outstanding at December 29, 2012 were classified as equity.

Note 11—401(k) Plan

        The Company sponsors a 401(k) defined contribution plan. Employees are eligible to participate in this plan provided they are employed full-time and have reached 21 years of age. Participants may make pre-tax contributions to the plan subject to a statutorily prescribed annual limit. Each participant is fully vested in his or her contributions and investment earnings. The Company may make matching contributions on the contributions of a participant on a discretionary basis. In fiscal 2012, the Company adopted a limited matching contribution policy and made approximately $0.1 million in contributions to participants in this plan in the year ended December 29, 2012. No contributions have been made in the year ended December 31, 2011.

Note 12—Major Customers and Suppliers

        The Company's product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company's net sales as follows:

	Year Ended
	December 29, 2012	December 31, 2011
Customer A	60%	70%
Customer B	18%	*

*
less than 10% of net sales

        Sales of the Company's NVvault™ products represented 51% and 66% of net sales in 2012 and 2011.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 12—Major Customers and Suppliers (Continued)

        The Company's accounts receivable are concentrated with two customers at December 29, 2012 representing approximately 41% and 24% of aggregate gross receivables. At December 31, 2011, one customer represented approximately 80% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

        The Company's purchases have historically been concentrated in a small number of suppliers. The following table sets forth purchases from suppliers comprising 10% or more of the Company's total purchases as follows:

	Year Ended
	December 29, 2012	December 31, 2011
Supplier A	19%	24%
Supplier B	17%	*

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

        To date, a majority of the Company's international sales relate to shipments of products to its U.S. customers' international manufacturing sites or third- party hubs. Net sales derived from shipments to international destinations, primarily to Hong Kong (including foreign subsidiaries of customers that are headquartered in the U.S.), represented approximately 70% and 83% of the Company's net sales in 2012 and 2011, respectively. All of the Company's net sales to date have been denominated in U.S. dollars.

        As of December 29, 2012 and December 31, 2011, approximately $1.5 million of the Company's long-lived assets, net of depreciation and amortization, were located outside the U.S., primarily in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 14—Subsequent Events

        The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events that have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 15—Quarterly Summary (Unaudited, in thousands except share and per share data)

	Three Months Ended
	December 29, 2012	September 29, 2012	June 30, 2012	March 31, 2012
Net sales	$5,963	$6,391	$10,552	$13,967
Cost of sales	5,126	6,003	7,814	8,531

Gross profit	837	388	2,738	5,436
Operating expenses:
Research and development	2,618	2,615	3,770	3,842
Selling, general and administrative	2,098	2,497	2,871	2,609

Total operating expenses	4,716	5,112	6,641	6,451

Operating loss	(3,879)	(4,724)	(3,903)	(1,015)
Other income (expense):
Interest income (expense), net	(90)	(98)	(79)	(71)
Other expense, net	(146)	4	3	5

Total other income (expense), net	(236)	(94)	(76)	(66)

Loss before provision (benefit) for income taxes	(4,115)	(4,818)	(3,979)	(1,081)
Provision (benefit) for income taxes	(17)	4	1	—

Net loss	$(4,098)	$(4,822)	$(3,980)	$(1,081)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.17)	$(0.14)	$(0.04)
Weighted-average common shares outstanding:
Basic and diluted	28,279	28,199	28,111	26,729

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2012

Note 15—Quarterly Summary (Unaudited, in thousands except share and per share data) (Continued)

	Three Months Ended
	December 31, 2011	October 1, 2011	July 2, 2011	April 2, 2011
Net sales	$16,381	$16,347	$16,001	$12,000
Cost of sales	10,389	10,819	11,064	8,196

Gross profit	5,992	5,528	4,937	3,804
Operating expenses:
Research and development	3,502	3,983	3,755	3,684
Selling, general and administrative	2,694	2,511	2,583	2,917

Total operating expenses	6,196	6,494	6,338	6,601

Operating income (loss)	(204)	(966)	(1,401)	(2,797)
Other income (expense):
Interest income (expense), net	(81)	(72)	(50)	(25)
Other expense, net	2	1	(59)	—

Total other income (expense), net	(79)	(71)	(109)	(25)

Loss before provision (benefit) for income taxes	(283)	(1,037)	(1,510)	(2,822)
Provision (benefit) for income taxes	(56)	2	1	—

Net loss	$(227)	$(1,039)	$(1,511)	$(2,822)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.04)	$(0.06)	$(0.11)
Weighted-average common shares outstanding:
Basic and diluted	28,306	25,029	24,988	24,881

        Each of the Company's quarters in fiscal 2012 and 2011 is comprised of 13 weeks