Form 10-Q
period 2013-03-30
NETLIST INC
filed 2013-05-14
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of the latest practicable date:

Common Stock, par value $0.001 per share

30,409,553 shares outstanding at April 30, 2013

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	March 30,	December 29,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$7,685	$7,755
Investments in marketable securities	—	415
Accounts receivable, net	3,189	3,434
Inventories	6,225	7,380
Prepaid expenses and other current assets	563	723
Total current assets	17,662	19,707
Property and equipment, net	2,171	2,560
Other assets	129	130
Total assets	$19,962	$22,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,705	$3,367
Accrued payroll and related liabilities	910	784
Accrued expenses and other current liabilities	483	497
Accrued engineering charges	450	450
Current portion of debt	3,320	3,493
Total current liabilities	8,868	8,591
Other liabilities	101	94
Total liabilities	8,969	8,685
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 30,412 (2013) and 30,348 (2012) shares issued and outstanding	30	30
Additional paid-in capital	100,854	100,403
Accumulated deficit	(89,891)	(86,721)
Total stockholders’ equity	10,993	13,712
Total liabilities and stockholders’ equity	$19,962	$22,397

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net sales	$5,963	$13,967
Cost of sales(1)	5,397	8,531
Gross profit	566	5,436
Operating expenses:
Research and development(1)	1,842	3,842
Selling, general and administrative(1)	1,756	2,609
Total operating expenses	3,598	6,451
Operating loss	(3,032)	(1,015)
Other income (expense):
Interest expense, net	(130)	(71)
Other income (expense), net	(6)	5
Total other expense, net	(136)	(66)
Loss before provision for income taxes	(3,168)	(1,081)
Provision for income taxes	2	—
Net loss	$(3,170)	$(1,081)
Net loss per common share:
Basic and diluted	$(0.10)	$(0.04)

Weighted-average common shares outstanding:
Basic and diluted	30,205	26,729

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$12	$35
Research and development	160	192
Selling, general and administrative	262	296

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net loss	$(3,170)	$(1,081)
Other comprehensive loss:
Net unrealized gain on investments in marketable securities, net of tax	—	7
Total comprehensive loss	$(3,170)	$(1,074)

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(3,170)	$(1,081)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	418	535
Gain on disposal of property and equipment	2	—
Stock-based compensation	434	523
Changes in operating assets and liabilities:
Accounts receivable	245	1,066
Inventories	1,155	(1,647)
Prepaid expenses and other current assets	400	(20)
Other assets	1	33
Accounts payable	338	1,070
Accrued payroll and related liabilities	126	(188)
Accrued expenses and other current liabilities	(7)	(83)
Net cash (used in) provided by operating activities	(58)	208
Cash flows from investing activities:
Acquisition of property and equipment	(29)	(317)
Proceeds from sale of property and equipment	2	—
Proceeds from maturities and sales of investments in marketable securities	415	—
Net cash provided by (used in) investing activities	388	(317)
Cash flows from financing activities:
Payments on debt	(417)	(607)
Proceeds from public offering, net	—	3,573
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	17	482
Net cash (used in) provided by financing activities	(400)	3,448
(Decrease) increase in cash and cash equivalents	(70)	3,339
Cash and cash equivalents at beginning of period	7,755	10,535
Cash and cash equivalents at end of period	$7,685	$13,874

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2013

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

Netlist was incorporated in June 2000 and is headquartered in Irvine, California. In 2007, the Company established a manufacturing facility in the People’s Republic of China (the “PRC”), which became operational in July 2007 upon the successful qualification of certain key customers.

Liquidity

The Company incurred net losses of approximately $3.2 million and $1.1 million for the three months ended March 30, 2013 and March 31, 2012, respectively, and had an accumulated deficit of approximately $89.9 million as of March 30, 2013. In addition, the Company used cash in operating activities of approximately $58,000 for the three months ended March 30, 2013. As a result of continuing losses, the Company was out of compliance with the tangible net worth debt covenant contained in our credit agreement with Silicon Valley Bank during the fourth quarter of 2012 and the first quarter of 2013.

On January 23, 2013, we entered into a forbearance agreement with Silicon Valley Bank (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank agreed to forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against us as a result of our violation of the financial covenants until February 28, 2013. On March 27, 2013, the effectiveness of the Forbearance Agreement was extended until April 30, 2013.  The Company is in the process of working with the Bank to extend the forbearance period through June 30, 2013. The Company is also working with Silicon Valley Bank to obtain a waiver of our non-compliance or to otherwise amend the agreement to increase our likelihood of regaining compliance with the financial covenants. However, we may be unable to obtain such a waiver. If we are unable to obtain a waiver, additional forbearance or a modification to the required liquidity levels, the lender could accelerate all of our outstanding obligations under the credit agreement. In addition, we could lose vendor credit should the letters of credit issued under the credit agreement become unavailable. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

In addition to renegotiating the credit agreement with Silicon Valley Bank, the Company’s management is evaluating potential financing opportunities and alliances or other partnership agreements with potential strategic partners. The Company is also planning to reduce its expenses and continue its efforts to qualify new and enhanced products with its OEM customers.

The Company raised net proceeds of approximately $3.9 million in the year ended December 29, 2012 and approximately $1.9 million in the year ended December 31, 2011 under a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant”). In addition, on December 20, 2012, the Company raised net proceeds of approximately $1.3 million in a registered public offering (“Offering”) of its securities (see Note 10). The Company may raise additional funds through the Company’s agreement with Ascendiant or through other sources. The Company may be limited in its ability to benefit from the agreement with Ascendiant if the volume of its shares traded in the market or the market price of its shares remains low.

If adequate working capital is not available when needed, the Company may be required to significantly modify its business model and operations to reduce spending to a sustainable level. Insufficient working capital could cause the Company to be unable to execute its business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause the Company to delay, scale back or eliminate some or all of its research and development programs, or to reduce or cease operations. While there is no assurance that the Company can meet its revenue forecasts or successfully renegotiate the terms of the credit agreement with Silicon Valley Bank, management anticipates that it can successfully execute its plans and continue operations for at least the next twelve months.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 29, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

The condensed consolidated financial statements included herein as of March 30, 2013 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of March 30, 2013, and the condensed consolidated results of its operations, comprehensive loss, and cash flows for the three months ended March 30, 2013 and March 31, 2012.  The results of operations for the three months ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31.  For fiscal 2013, the Company’s fiscal year is scheduled to end on December 28, 2013 and will consist of 52 weeks. Each of the Company’s first three quarters in a fiscal year is comprised of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty.  Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, recoverability of long-lived assets, stock-based compensation expense and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information.  The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs. Revenues also include sales of excess component inventories to distributors and other users of memory integrated circuits (“ICs”).  Such sales amounted to less than $0.02 million for each of the three month periods ended March 30, 2013 and March 31, 2012.

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

The Company invests its cash equivalents primarily in money market mutual funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $0.8 million of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insured cash and cash equivalents at March 30, 2013.  Investments in marketable securities are generally in high-credit quality debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions.  The Company has not incurred any credit losses related to these investments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of March 30, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

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

Collaboration Agreements

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

The second agreement is a Collaboration Agreement (the “HP Agreement”) with Hewlett-Packard Company (“HP”). Under the HP Agreement, HP and the Company agreed to cooperate and commit resources in furtherance of qualifying of HyperCloud® technology for use with HP servers and to engage in certain joint marketing efforts if qualification is achieved. HP and the Company agreed to commit resources and funds in support of these activities. The HP Agreement is exclusive for a period of time. HP and the Company agreed to collaborate on the future use of HyperCloud® load reduction and rank multiplication technologies for next generation server memory for HP.

In total, the Company reimbursed IBM and HP $0.2 million and $1 million, respectively, for the cost of certain qualification activities.  In addition, the Company made $0.8 million of payments to IBM for joint HyperCloud® marketing activities, all of which have been amortized based on actual unit shipments compared with estimated total shipments over the term of the Collaboration Agreement.  The Company’s net sales were determined after deduction of such customer allowances, in accordance with ASC 605-50. There can be no assurance that the efforts undertaken under either of the IBM or HP collaboration agreements will result in revenues for the Company that are sufficient to cover the cost of qualification activities, including payments made to HP and IBM under the collaboration agreements.

Comprehensive Loss

ASC Topic 220 establishes standards for reporting and displaying comprehensive income and its components in the condensed consolidated financial statements. Accumulated other comprehensive loss includes unrealized gains or losses on investments.

Risks and Uncertainties

The Company is subject to certain risks and uncertainties including their ability to obtain profitable operations due to the history of losses and accumulated deficits, the Company’s dependence on a few customers for a significant portion of revenues, risks related to intellectual property matters, market development of and demand for the Company’s products, and the length of the sales cycle.  Such risks could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has invested and expects to continue to invest a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud® memory subsystem. This new design and the products it is incorporated into are subject to increased risks as compared to the Company’s existing products. The Company may be unable to achieve customer or market acceptance of the HyperCloud® memory subsystem or other new products, or achieve such acceptance in a timely manner. The Company has experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and as of March 30, 2013, the product has not generated significant revenue relative to the Company’s investment in the product. The Company has entered into collaborative agreements with both HP and IBM pursuant to which these OEMs have cooperated with the Company to qualify HyperCloud® for use in their respective products. The qualifying OEMs have engaged and continue to engage with the Company in joint marketing and further product development efforts. The Company and each of the OEMs have committed financial and other resources toward the collaboration. There can be no assurance that the efforts undertaken pursuant to either of the collaborative agreements will result in any new revenues for the Company. Further delays or any failure in placing or qualifying this product with HP, IBM or other potential customers would adversely impact the Company’s results of operations.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted. The liabilities of the Company’s subsidiaries in the PRC exceeded its assets as of March 30, 2013 and December 29, 2012.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three months ended March 30, 2013 or March 31, 2012.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, (“FASB”) issued new guidance on the presentation of comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive statements. The guidance relates only to presentation. The Company adopted this guidance in the first quarter of the year ended December 29, 2012. In February 2013, the FASB issued new guidance on reporting reclassifications out of accumulated other comprehensive income. This new guidance became effective for the Company for the three month period ended March 30, 2013. The Company adopted this new guidance which has no impact on the Company’s consolidated financial statements.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	March 30,	December 29,
	2013	2012

Raw materials	$3,718	$4,544
Work in process	873	70
Finished goods	1,634	2,766
	$6,225	$7,380

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Three Months Ended
	March 30,	March 31,
	2013	2012

Beginning balance	$235	$189
Estimated cost of warranty claims charged to cost of sales	31	54
Cost of actual warranty claims	(14)	(42)
Ending balance	252	201
Less current portion	(151)	(121)
Long-term warranty obligations	$101	$80

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 30,	March 31,
	2013	2012

Basic and diluted net loss per share:
Numerator: Net loss	$(3,170)	$(1,081)
Denominator: Weighted-average common shares outstanding, basic and diluted	30,205	26,729
Basic and diluted net loss per share	$(0.10)	$(0.04)

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

	Three Months Ended
	March 30,	March 31,
	2013	2012
Common share equivalents	238	1,259

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended
	March 30,	March 31,
	2013	2012
Customer:
Customer A	24%	85%
Customer B	18%	*
Customer C	10%	*

The Company’s accounts receivable as of March 30, 2013 were concentrated with four customers, representing approximately 19%, 16%, 16% and 10% of aggregate gross receivables. At December 29, 2012, two customers represented approximately 41% and 24% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Three Months Ended
	March 30,	March 31,
	2013	2012

Supplemental disclosure of non-cash investing and financing activities:
Debt financed acquisition of assets	$240	$180
Change in unrealized gain (loss) from investments in marketable securities	$—	$7
Contractual marketing funds due to collaboration partners	$—	$800

Note 4—Fair Value Measurements

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s assets (in thousands):

		Fair Value Measurements at March 30, 2013 Using
	Fair Value at March 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market mutual funds	$2,772	$2,772	$—	$—
Total	$2,772	$2,772	$—	$—

		Fair Value Measurements at December 29, 2012 Using
	Fair Value at December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market mutual funds	$2,338	$2,338	$—	$—
Auction and variable floating rate notes	415	—	—	415
Total	$2,753	$2,338	$—	$415

The following tables summarize the Company’s assets measured at fair value on a recurring basis as presented in the Company’s condensed consolidated balance sheets at March 30, 2013 and December 29, 2012:

		Fair Value Measurements at March 30, 2013 Using
	Fair Value at March 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$2,772	$2,772	$—	$—
	$2,772	$2,772	$—	$—

		Fair Value Measurements at December 29, 2012 Using
	Fair Value at December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$2,338	$2,338	$—	$—
Long-term marketable securities	415	—	—	415
Total assets measured at fair value	$2,753	$2,338	$—	$415

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended
	March 30,	March 31,
	2013	2012

Beginning balance	$415	$444
Proceeds from sales of available-for-sale marketable securities	(415)	—
Unrealized loss transferred from other comprehensive loss to earnings	—	7
Ending balance	$—	$451

Note 5—Investments in Marketable Securities

Investments in marketable securities consist of the following (in thousands):

	December 29, 2012
		Net
	Amortized	Unrealized	Fair
	Cost	Loss	Value

Auction and variable floating rate notes	$415	$—	$415

At December 29, 2012, the Level 3 fair value of the Company’s auction rate security consists of the par value of $500,000 adjusted for a realized loss of $85,000, recorded as other expense as of December 31, 2012.

Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method.  Other than the sale of Company’s auction rate security, described below, there were no sales of available-for-sale securities prior to maturity in 2012 or 2011.

The following table provides the breakdown of investments in marketable securities with unrealized losses (in thousands):

December 29, 2012
Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Auction and variable floating rate notes	$415	$—	$—	$—

Auction Rate Securities

As of December 29, 2012, the Company held one investment in a Baa1 rated auction rate debt security of a municipality with a total purchase cost of $0.5 million and recorded a permanent impairment of this asset for a realized loss of $85,000.  During the first quarter of 2013, the Company sold this auction rate security for $415,000.

Note 6—Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank, which was most recently amended on May 14, 2012 (as amended, the “Credit Agreement”). Currently, the Credit Agreement provides that the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million. The Company has the option to increase credit availability to $15.0 million at any time through the maturity date of September 30, 2014, subject to the conditions of the Credit Agreement.

September  2010 amendment to the Credit Agreement, Silicon Valley Bank extended a $1.5 million term loan under the Credit Agreement, bearing interest at a rate of prime plus 2.00%. The Company was required to make monthly principal payments of $41,666 over the 36 month term of the loan, or $0.5 million annually. In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan, bearing interest at a rate of prime plus 2.75%. The Company was required to make monthly principal payments of $125,000 over the 24 month term of the loan, or $1.5 million annually. In May 2012, Silicon Valley Bank consolidated both term loans and extended additional credit, resulting in a combined balance of $3.5 million (the “Consolidated Term Loan”). The Consolidated Term Loan is payable in 36 installments of $97,222, beginning December 2012, and bears interest at a rate of prime plus 2.50%. Interest is payable monthly from the date of funding through final payoff of the loan.

Prior to the May  2012 amendment, the Credit Agreement contained an overall sublimit of $10.0 million to collateralize the Company’s contingent obligations under letters of credit and other financial services. Amounts outstanding under the overall sublimit reduced the amount available pursuant to the Credit Agreement. As a result of the May  2012 amendment, letters of credit and other financial services are no longer subject to borrowing base sublimits and do not reduce the amount that may be borrowed under the revolving line of credit. Rather the Company has an additional credit facility for up to $3.0 million in letters of credit through September 30, 2014. At March 30, 2013, letters of credit in the amount of $2.0 million were outstanding.

The following table presents details of interest expense related to borrowings on the lines of credit, along with certain other applicable information (in thousands):

	Three Months Ended
	March 30,	March 31,
	2013	2012

Interest expense	$67	$23

The following table presents details of the Company’s outstanding borrowings and availability under our line of credit:

	March 30,	December 29,
	2013	2012
Availability under the revolving line of credit	$261	$1,486
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	—	—
(Over-utilized) unutilized borrowing availability under the revolving line of credit	$261	$1,486

All obligations under the Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets. The Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends. As of March 30, 2013 and December 29, 2012, the Company was in violation of the tangible net worth covenant but remained in compliance with the quick ratio covenant.

On January 23, 2013, the Company entered into a Forbearance Agreement with Silicon Valley Bank (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank agreed to forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against the Company as a result of its violation of the financial covenants until February 28. 2013. On March 27, 2013, the effectiveness of the Forbearance Agreement was extended until April 30, 2013.  The Company is in the process of working with the Bank to extend the forbearance period through June 30, 2013.  As a result of the Company’s non-compliance with a loan covenant and in accordance with relevant accounting guidance, the Company reclassified the long-term portion of the Consolidated Term Loan to current portion of debt in the accompanying consolidated balance sheet as of March 30, 2013 and December 29, 2012. The Company is currently working with Silicon Valley Bank to obtain a waiver of such non-compliance.

Pursuant to the Forbearance Agreement, the principal amount outstanding under the revolving line shall accrue interest at a per annum rate equal to the following (i) at all times that a Streamline Period (as defined) is an effect, 1.75% above the Prime Rate; and (ii) at all times that a Streamline Period (as defined) is not in effect, 2.75% above the Prime Rate; which interest shall be payable monthly. In addition, the reserve on the revolving line increased to $2 million thereby limiting the borrowing availability further. The Credit Agreement requires payment of an unused line fee, as well as anniversary and early termination fees, as applicable.

Pursuant to the Forbearance Agreement, the principal amount outstanding under the term loan accrues interest, which is payable monthly, at a per annum rate equal to 3.25% above the Prime Rate.

Note 7— Debt

Debt consists of the following (in thousands):

	March 30,	December 29,
	2013	2012

Consolidated Term Loan, net of issuance cost of $24 (2013) and $28 (2012)	$3,087	$3,375
Obligations under capital leases	72	118
Note payable to others	161	—
	3,320	3,493
Less current portion	(3,320)	(3,493)
	$—	$—

Interest expense related to debt is presented in the following table (in thousands):

	Three Months Ended
	March 30,	March 31,
	2013	2012

Interest expense	$64	$51

Note 8—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended
	March 30,	March 31,
	2013	2012

Provision for income taxes	$2	$—
Effective tax rate	(0.1)%	—%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of March 30, 2013 and December 29, 2012. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company had unrecognized tax benefits at March 30, 2013 and December 29, 2012 of approximately $0.02 million that, if recognized, would affect the Company’s annual effective tax rate.

Note 9—Commitments and Contingencies

Litigation and Patent Reexaminations

The Company owns numerous patents and continues to enlarge and strengthen its patent portfolios, which cover different aspects of the Company’s technology innovations with various claim scopes. The Company has and plans to continue to generate revenue by selling or licensing its technology, and intends to vigorously enforce its patent rights against infringers of such rights. The Company dedicates substantial resources in protecting its intellectual property, including its efforts to defend its patents against challenges made by way of reexamination proceedings at the United States Patent and Trademark Office (“USPTO”). These activities are likely to continue for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful. The Company is also subject to litigation claims that it has infringed on the intellectual property of others, against which the Company intends to defend vigorously.

Litigation, whether or not eventually decided in the Company’s favor or settled, is costly and time-consuming and could divert management’s attention and resources. Because of the nature and inherent uncertainties of litigation, should the outcome of any of such actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected. Additionally, the outcome of pending litigation, and the related patent reexaminations, as well as any delay in their resolution, could affect the Company’s ability to license its intellectual property in the future or to protect against competition in the current and expected markets for its products.

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

In December 2009, the Company filed a patent infringement lawsuit against Google in the Northern District Court, seeking damages and injunctive relief based on Google’s infringement of U.S. Patent No. 7,619,912 (“the ‘912 patent”), which is related to the ‘386 patent and relates generally to technologies to implement rank multiplication. In February 2010, Google answered the Company’s complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on the Company’s activities in the JEDEC standard-setting organization. The counterclaim seeks unspecified compensatory damages. Accruals have not been recorded for loss contingencies related to Google’s counterclaim because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated. In October 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. The reexamination proceedings are described below. In connection with the reexamination request, the Northern District Court granted the Company and Google’s joint request to stay the ‘912 patent infringement lawsuit against Google until the completion of the reexamination proceedings.

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

Smart Modular Litigation

In September 2012, Smart Modular, Inc. (“SMOD”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of California (the “Eastern District Court”). The complaint alleges that the Company willfully infringes and actively induces the infringement of six claims of a U.S. patent newly issued to SMOD, U.S. Patent No. 8,250,295 (“the ‘295 patent”), and seeks damages and injunctive relief. SMOD also filed a motion for preliminary injunction and a memorandum in support of the motion on the same day of the complaint. The Company promptly filed a request for reexamination of the ‘295 patent with the USPTO setting forth six different combinations of prior art that would render the six asserted claims of the ‘295 patent unpatentable. The Company also filed an answer to SMOD’s complaint with the Eastern District Court in October 2012 to deny infringement of the ‘295 patent, assert that the ‘295 patent is invalid and unenforceable, and bring a set of counterclaims against SMOD. SMOD filed various motions on the pleadings on November 1, 2012, which were opposed by the Company in its briefs filed in late November 2012.

In December 2012, the USPTO granted the Company’s request for the reexamination of the ‘295 patent, and issued an Office Action rejecting all of the six asserted claims over the six different combinations of prior art set forth by the Company in its request. The Company promptly moved to stay litigation pending result of reexamination. The Company’s motion to stay and SMOD’s motion for preliminary injunction and motion to dismiss have been submitted without oral argument.

On February 7, 2013, SMOD filed a response to the Office Action in the reexamination of the ‘295 patent. Thereafter, the Company and SMOD made various filings to address certain apparent defects contained in SMOD’s response. On March 13, 2013, the USPTO issued a Notice of Defective Paper, in which the USPTO found SMOD’s responses, both the initial filing and a supplemental filing, to be improper, and both responses were expunged from the record. The USPTO gave SMOD 15 days to submit another response, which SMOD submitted on March 26, 2013. The Company timely filed its comments on SMOD’s corrected response on April 25, 2013.

Accruals have not been recorded for loss contingencies related to the SMOD litigation because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

‘386 Patent Reexamination

As noted above, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. In October 2010, SMOD requested and was later granted an Inter Partes Reexamination of the ‘386 patent. The reexaminations requested by Google and SMOD were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and SMOD filed their comments to the Company’s response in October 2011. In October 2012, the USPTO issued an Action Closing Prosecution (“ACP”) rejecting all 60 claims. The Company filed a response to the ACP on December 3, 2012. Thus, the reexamination of the ‘386 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘912 Patent Reexamination

As noted above, in April 2010, Inphi requested but was later denied an Inter Partes Reexamination of the ‘912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the ‘912 patent. In October 2010, Google and SMOD each filed and were later granted requests for reexamination of the ‘912 patent. In February 2011, the USPTO merged the Inphi, Google and SMOD ‘912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ‘912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi, Google, and SMOD filed their comments on the Company’s response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the ‘912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Google, Inphi and SMOD filed their comments to the Company’s response in February 2012. The USPTO determined that SMOD’s comments were defective, and issued a notice to SMOD to rectify and resubmit its comments. SMOD filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012. The USPTO issued a non-final Office Action on November 13, 2012 maintaining the patentability of many key claims while rejecting some claims that were previously determined to be patentable. The Company filed a response to the Office Action on January 14, 2013. The requesters filed their comments on February 14, 2013. The reexamination of the ‘912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘627 Patent Reexamination

In September 2011, SMOD filed a request for reexamination of U.S. Patent No. 7,864,627 (“the ‘627 patent”) issued to the Company on January 4, 2011. The ‘627 patent is related to the ‘912 patent. In November 2011, the USPTO granted SMOD’s request for reexamination of the ‘627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. SMOD filed its comments to the Company’s response in March 2012. The USPTO determined that SMOD’s comments were defective and issued a notice in April 2012 to SMOD to rectify and resubmit its comments. SMOD filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012. The USPTO posted an Office Action on December 19, 2012, confirming one claim and rejecting the rest of the claims in the ‘627 patent. The Company filed a response to the Office Action on March 19, 2013. The reexamination of the ‘627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

‘537 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in January 2011. In June 2011, the USPTO issued an ACP, which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims. Inphi filed its comments to the Company’s response in September 2011. The USPTO issued a Right of Appeal Notice (“RAN”) in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company. Inphi filed a notice of appeal in March 2012 followed by an appeal brief in May 2012. In response, the USPTO issued a Notice of Defective Appeal Brief. Inphi filed a corrective appeal brief in late May 2012, and the Company filed its reply brief to the corrected Inphi appeal brief in early July 2012. The examiner responded to Inphi’s corrected appeal brief as well as the Company’s reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming all sixty (60) claims. The Company and the examiner will jointly defend the ‘537 patent in a hearing with the USPTO, in accordance with established procedures for Inter Partes Reexamination.

‘274 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘274 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘274 patent by the USPTO. In September 2011, the USPTO issued a Non-Final Action, confirming the patentability of six claims. The Company has responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in November 2011. The USPTO issued an ACP in March 2012, which confirmed the patentability of one hundred and four (104) claims in view of all the previously submitted comments by both Inphi and the Company. The USPTO subsequently issued a RAN in June 2012. This RAN triggered Inphi’s right as the losing party to file a notice of appeal and corresponding appeal brief, which Inphi filed when due. The Company responded to Inphi’s appeal brief by filing a reply brief in October 2012. The examiner responded to Inphi’s appeal brief and the reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming the one hundred and four (104) claims. The Company and the USPTO examiner will jointly defend the ‘274 patent in a hearing with the USPTO, in accordance with established procedures for Inter Partes Reexamination.

Other Contingent Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; and (v) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

Note 10—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares were outstanding at March 30, 2013 or December 29, 2012.

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

On December 20, 2012, the Company raised gross proceeds of $1.5 million in a registered public offering (“Offering”) of its securities. The Offering closed on December 26, 2012, and the Company received net proceeds of $1.3 million after deducting commissions and offering costs. The Offering resulted in the issuance of 1,685,394 shares of common stock and warrants to purchase up to an aggregate of 2,275,282 shares of the Company’s common stock, which represents 135% of the number of shares issued and sold in the Offering. Each warrant grants the holder the right to purchase one share of the Company’s common stock at an exercise price of $0.89 per share and expires in June 2018. These warrants become exercisable 181 days following the December 26, 2012 issuance date.

During the three months ended March 30, 2013 and the year ended December 29, 2012, the Company cancelled 11,386 and 23,631 shares of common stock, respectively, valued at approximately $7,500 and $64,000, respectively, in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Subject to certain adjustments, as of March 30, 2013, the Company was authorized to issue a maximum of 6,605,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At March 30, 2013, the Company had 886,822 shares available for grant under the 2006 Plan.  Options granted under the 2000 Plan, the 2006 Plan and outside the equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the three months ended March 30, 2013 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 29, 2012	4,752	$3.22
Options granted	1,370	0.71
Options exercised	(79)	0.30
Options cancelled	(260)	2.19
Options outstanding at March 30, 2013	5,783	$3.20

The intrinsic value of options exercised in the three months ended March 30, 2013 was $27,088.

A summary of the Company’s restricted stock awards as of and for the three months ended March 30, 2013 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at December 29, 2012	158	$3.32
Restricted stock forfeited	(4)	3.49
Restricted stock vested	(49)	3.40
Balance outstanding at March, 2013	105	$3.26

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Three Months Ended
	March 30,	March 31,
	2013	2012
Expected term (in years)	6.1	6.1
Expected volatility	127%	127%
Risk-free interest rate	1.13%	1.12%
Expected dividends	—	—
Weighted-average grant date fair value per share	$0.62	$3.11

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The grant date fair value of restricted stock vested was $0.03 million and $0.20 million in the three months ended March 30, 2013 and March 31, 2012, respectively.

At March 30, 2013, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2013 through fiscal 2016 related to unvested common stock options and restricted stock awards is approximately $3.7 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.7 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At March 30, 2013 and December 29, 2012, approximately $1.2 and $1.5 million, respectively, of the Company’s long-lived assets, net of depreciation and amortization, respectively, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 12—Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events that have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended December 29, 2012  and subsequent reports on Form 8-K, which discuss our business in greater detail.

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to risks associated with the uncertainty of our future capital requirements and the likelihood that we need to raise additional funds; the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of EXPRESSvault™, NVvault™, HyperCloud™ and VLP Planar-X RDIMM; the timing and magnitude of anticipated additional decreases in sales to our key customer; our ability to leverage our NVvault™ technology in a more diverse customer base; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation and reexamination proceedings before the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC.  Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our Products

HyperCloud®

In November 2009, we introduced HyperCloud® DDR3 memory technology. HyperCloud® utilizes an ASIC chipset that incorporates the Company patented rank multiplication technology that increases memory capacity and load reduction technology that increases memory bandwidth. We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing. HyperCloud® memory has been qualified by two of our OEM customers for use in their server products. HyperCloud® is interoperable with JEDEC standard DDR3 memory modules. Our HyperCloud® products are designed to allow for installation in servers without the need for a BIOS change. As such, their anticipated sales launch is not dependent on the design plans or product cycle of our OEM customers. However, we have experienced longer qualification cycles than anticipated.

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

NVvault™

Our NVvault™ product line consists primarily of battery-free and battery-powered flash backed cache memory subsystem targeting Redundant Array of Independent Disks, (“RAID”) storage applications. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. The NVvault™ products have historically been sold primarily to Dell, for incorporation in its PERC 7 server products. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell. Sales of NVvault™ products to Dell totaled $357,000 for the three months ended March 30, 2013, compared to $10.4 million for the three months ended March 31, 2012. We expect that we will continue to see some modest but declining demand from Dell through 2013, after which sales of NVvault™ products for incorporation into PERC 7 servers will be minimal. In order to leverage our NVvault™ technology into a more diverse customer base, we continue to pursue additional qualifications of NVvault™ with other customers. We introduced EXPRESSvault™ in March 2011, and continue to pursue qualifications of next generation DDR3 NVvault™ with customers. However, our efforts may not result in significant revenues from the sale of NVvault™ products.

Specialty Memory Modules and Flash-Based Products

The remainder of our net sales is primarily from OEM sales of specialty memory modules and flash-based products, the majority of which were utilized in data center and industrial applications. When developing custom modules for an equipment product launch, we engage our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit. Revenues from our specialty modules and flash-based products are subject to fluctuation as a result of the life cycles of the products into which our modules are incorporated. Our ability to continue to produce revenues from specialty memory modules and flash-based products is dependent on our ability to qualify our products on new platforms as current platforms reach the end of their lifecycles, and on the state of the global economy.

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Three customers represented approximately 24%, 18% and 10% of our net sales for the three months ended March 30, 2013 and one customer represented approximately 85% of our net sales for the three months ended March 31, 2012.

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

Key Business Metrics

The following describes certain line items in our condensed consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Sales.  Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs and NAND. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars. We also sell excess component inventory of DRAM ICs and NAND to distributors and other users of memory ICs. Component inventory sales are a relatively small percentage of net sales as a result of our efforts to diversify both our customer and product line bases. This diversification effort has also allowed us to use components in a wider range of memory subsystems. We expect that component inventory sales will continue to represent a minimal portion of our net sales in future periods.

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

Research and Development.  Research and development expense consists primarily of employee and independent contractor compensation and related costs, stock-based compensation, non-recurring engineering fees, computer-aided design software licenses, reference design development costs, patent filing and protection legal fees, depreciation or rental of evaluation equipment, and occupancy and other allocated overhead costs. Also included in research and development expense are the costs of material and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process. Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them. All research and development costs are expensed as incurred. In order to conserve capital resources in light of the significant year over year revenue decline, we have materially reduced our research and development expenditures by reducing headcount and professional and outside service costs. However, we anticipate that research and development expenditures will increase in future periods as we seek to expand new product opportunities, increase our activities related to new and emerging markets and continue to develop additional proprietary technologies.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling effort is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. In order to conserve capital resources in light of the significant year over year revenue decline, we have materially reduced our selling, general and administrative expenditures by reducing headcount and other expenses.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net sales	100%	100%
Cost of sales	91	61
Gross profit	9	39
Operating expenses:
Research and development	31	27
Selling, general and administrative	29	19
Total operating expenses	60	46
Operating loss	(51)	(7)
Other income (expense):
Interest expense, net	(2)	(1)
Other income (expense), net	—	—
Total other expense, net	(2)	(1)
Loss before provision for income taxes	(53)	(8)
Provision for income taxes	—	—
Net loss	(53)%	(8)%

Three Months Ended March 30, 2013 Compared to Three Months Ended March 31, 2012

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three months ended March 30, 2013 and March 31, 2012 (in thousands, except percentages):

	Three Months Ended
	March 30,	March 31,		%
	2013	2012	Change	Change

Net sales	$5,963	$13,967	$(8,004)	(57)%
Cost of sales	5,397	8,531	(3,134)	(37)%
Gross profit	$566	$5,436	$(4,870)	(90)%
Gross margin	9%	39%	(30)%

Net Sales.  The decrease in net sales for the three months ended March 30, 2013 as compared with the three months ended March 31, 2012 resulted primarily from decreases of approximately $8.4 million in sales of NVvault™ non-volatile cache systems used in RAID controller subsystems and $1.0 million of specialty module sales primarily used in industrial applications as customers slowed production as a result of the product nearing the end of its life.  These decreases were partially offset by an increase of $1.3 million in sales resulting from existing and new customer qualifications of HyperCloud®, VLP, NVvault™ and Express Vault product lines and $0.2 million in sales of flash products.

Gross Profit and Gross Margin.  The decrease in gross profit and margin for the three months ended March 30, 2013 as compared with the three months ended March 31, 2012 is primarily the result of lower revenues, our absorption of fixed overhead costs and changes in our product mix as the decline in NVvault™ sales to Dell continues to accelerate.  As noted previously, we expect the decline in sales of NVvault™ to Dell to continue to have a significant impact on our revenues and gross profit.

Research and Development.

The following table presents research and development expenses for the three months ended March 30, 2013 and March 31, 2012 (in thousands, except percentages):

	Three Months Ended
	March 30,	March 31,		%
	2013	2012	Change	Change

Research and development	$1,842	$3,842	$(2,000)	(52)%

The decrease in research and development expense in the three months ended March 30, 2013 as compared to the three months ended March 31, 2012 is primarily attributable to decreases of (i) $1.3 million in internal engineering headcount costs and related overhead and travel expenses, (ii) $0.1 million in professional and outside services, (iii) $0.2 million in non-recurring engineering charges for supply partners engaged in new product development activities and (iv) $0.4 million in material expenses related to product builds and testing.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three months ended March 30, 2013 and March 31, 2012 (in thousands, except percentages):

	Three Months Ended
	March 30,	March 31,		%
	2013	2012	Change	Change

Selling, general and administrative	$1,756	$2,609	$(853)	(33)%

Selling, general and administrative expense decreased by approximately $1.0 million for the three months ended March 30, 2013 as compared to March 31, 2012.  These decreases were due to a reduction in head count costs, outside consultants, commissions and related overhead and travel expenses as we manage expenses due to the reduction in sales volume and research and development activity.

Other (Expense) Income.

The following table presents other (expense) income for the three months ended March 30, 2013 and March 31, 2012 (in thousands, except percentages):

	Three Months Ended
	March 30,	March 31,		%
	2013	2012	Change	Change

Interest expense, net	$(130)	$(71)	$(59)	83%
Other income (expense), net	(6)	5	(11)	(220)%
Total other expense, net	$(136)	$(66)	$(70)	106%

The increase in interest expense for the three months ended March 30, 2013 compared with the three months ended March 31, 2012 is due to increased interest charges from incremental borrowings on our term debt and the bank forbearance agreements negotiated in the first quarter of 2013.

Other income (expense), net, for the three months ended March 30, 2013 and March 31, 2012 was insignificant.

Provision for Income Taxes.

The following table presents the provision for income taxes for the three months ended March 30, 2013 and March 31, 2012 (in thousands, except percentages):

	Three Months Ended
	March 30,	March 31,		%
	2013	2012	Change	Change

Provision for income taxes	$2	$—	$2	200%

We did not record a benefit of income taxes for the three months ended March 30, 2013 and March 31, 2012, as tax benefits resulting from operating losses generated were fully reserved.  The change in the provision was insignificant.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations.  We have also funded our operations with a revolving line of credit and term loans under our bank credit facility, capitalized lease obligations and from the sale and leaseback of our former domestic manufacturing facility.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	March 30,	December 29,
	2013	2012
Working Capital	$8,794	$11,116

Cash and cash equivalents(1)	$7,685	$7,755
Investments in marketable securities(1)	—	415
	$7,685	$8,170

(1) Included in working capital

Our working capital decreased in the three months ended March 30, 2013 primarily as a result of a reduction of inventory levels by approximately $1.2 million, a reduction of accounts receivable of $0.2 million as the result of lower sales, the use of cash and cash equivalents of approximately $70,000 to fund operations and the reduction of prepaid expenses from the amortization of $0.2 million of IBM marketing funds.

Cash (Used in) Provided by in the Three Months Ended March 30, 2013 and March 31, 2012

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net cash (used in) provided by:
Operating activities	$(58)	$208
Investing activities	388	(317)
Financing activities	(400)	3,448
Net (decrease) increase in cash and cash equivalents	$(70)	$3,339

Operating Activities.  Net cash used in operating activities for the three months ended March 30, 2013 was primarily the result of a net loss of approximately $3.2 million, offset by (i) approximately $2.3 million in net cash provided by changes in operating assets and liabilities, primarily inventories, prepaid expenses, accounts receivable and accounts payable and (ii) approximately $0.8 million in net non-cash operating expenses, mainly comprised of depreciation and amortization and stock based compensation.

Accounts receivable decreased approximately $0.2 million during the three months ended March 30, 2013 primarily as a result of the decrease in our net sales during the period.

Inventories decreased by approximately $1.2 million during the three months ended March 30, 2013 as we utilized inventory on hand to support our sales during the quarter.

Net cash provided by operating activities for the three months ended March 31, 2012 was primarily the of cash provided by changes in operating assets and liabilities of approximately $0.2 million.  Net losses of $1.1 million were offset by $1.1 million in non-cash operating expense, primarily comprised of depreciation and amortization and stock-based compensation, resulting in a neutral effect on our cash position.

Investing Activities. Net cash provided by investing activities for the three months ended March 30, 2013 was primarily the result of our sale of an auction rate security resulting in proceeds of $0.4 million.  Net cash used in investing activities for the three months ended March 31, 2012 was the result of our acquisition of $0.3 million in property and equipment.

Financing Activities.  Net cash used in financing activities for the three months ended March 30, 2013 was primarily the result of payments on our debt of $0.4 million. Net cash provided by financing activities for the three months ended March 31, 2012 was primarily the result of net proceeds of $3.6 million from the sale of 1,036,830 shares of our common stock through our sales agreement with Ascendiant, described below under the caption Capital Resources, and $0.5 million in proceeds from the exercise of equity awards, net of taxes remitted for restricted stock, offset by repayment of bank debt, capital leases and other notes payable of $0.6 million.

Capital Resources

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was most recently amended on May 14, 2012. Currently, the credit agreement provides for a line of credit pursuant to which we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $10.0 million. We have the option to increase credit availability to $15.0 million at any time through the maturity date of September 30, 2014, subject to the conditions of the credit agreement. Prior to the May 2012 amendment the credit agreement contained an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit and other financial services. Amounts outstanding under the overall sublimit reduced the amount available under the line. As a result of the May 2012 amendment, letters of credit and other financial services are no longer subject to borrowing base sublimits, and do not reduce the amount available under the line of credit. Instead, we have an additional credit facility for up to $3.0 million in letters of credit through September 30, 2014. All obligations under the credit agreement are secured by a first priority lien on our tangible and intangible assets. The only restriction on the use of funds under the revolving line of credit is that we must be in compliance with the covenants of the credit agreement. Interest on the line of credit is payable monthly at either (i) prime plus 1.25%, as long as we maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank, or (ii) prime plus 2.25%. Additionally, the credit agreement requires payment for an unused line, as well as anniversary and early termination fees, as applicable. At March 30, 2013, letters of credit in the amount of $2.0 million were outstanding.

In September 2010 Silicon Valley Bank extended a $1.5 million term loan under the credit agreement, bearing interest at a rate of prime plus 2.00%. We were required to make equal monthly principal payments over the 36 month term, which totaled $0.5 million annually. In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan, bearing interest at a rate of prime plus 2.75%. We were required to make equal monthly principal payments over the 24 month term of the loan, totaling $1.5 million annually. In May 2012, Silicon Valley Bank consolidated the term loans and extended additional credit, resulting in a combined term loan balance of $3.5 million. We are required to make equal monthly principal payments over a 36 month period, beginning in December 2012, and monthly interest payments from the date of the funding through the final payoff of the loan. The consolidated loan bears interest at a rate of prime plus 2.5%, or 6.5%. At March 30, 2013, $3.1 million was outstanding under the term loan.

The credit agreement includes affirmative and negative covenants, including financial covenants with respect to our liquidity and tangible net worth. We are required on a monthly basis to maintain a minimum adjusted quick ratio of 1.0 to 1.0 and a minimum tangible net worth of $15 million plus (i) 50% of new equity and subordinated debt plus (ii) 50% of quarterly net income. As a result of continuing losses, the Company was out of compliance with the tangible net worth debt covenant during the fourth quarter of 2012 and the first quarter of 2013. We believe that we are likely to continue to violate one or more financial covenants in the near future. The facility also contains customary events of default, including payment defaults, breaches of representations and warranties, and covenant defaults.

On January 23, 2013, we entered into a forbearance agreement with Silicon Valley Bank (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank agreed to forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against us as a result of our violation of the financial covenants until February 28, 2013. On March 27, 2013, the effectiveness of the Forbearance Agreement was extended until April 30, 2013.  The Company is in the process of working with the Bank to extend the forbearance period through June 30, 2013.  The Company is also working with Silicon Valley Bank to obtain a waiver of our non-compliance with one of the financial covenants contained in the credit agreement. However, we may be unable to obtain such a waiver. If we are unable to obtain a waiver, additional forbearance or a modification to the covenant in violation, the lender could accelerate all of our outstanding obligations under the credit agreement. In addition, we could lose certain vendor credit should the letters of credit issued under the credit agreement become unavailable. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

Pursuant to the Forbearance Agreement, the principal amount outstanding under the revolving line of credit accrues interest at a per annum rate equal to the following (i) at all times that a Streamline Period is in effect, 1.75% above the Prime Rate; and (ii) at all times that a Streamline Period is not in effect, 2.75% above the Prime Rate; which interest shall be payable monthly. A Streamline Period requires us to maintain $8.5 million in revolving credit availability plus unrestricted cash on deposit with the bank. As of March 30, 2013, the interest rate on the revolving line of credit is 6.75%. In addition, the borrowing base reserve on the revolving line of credit increased to $2 million thereby limiting the borrowing availability. Pursuant to the Forbearance Agreement, the principal amount outstanding under the term loan accrues interest at a per annum rate equal to 3.25% above the Prime Rate; which interest shall be payable monthly. As of March 30, 2013, the interest rate on the term loan is 7.25%.

The following table presents details of outstanding borrowings and availability under our line of credit (in thousands):

	March 30,	December 29,
	2013	2012
Availability under the revolving line of credit	$261	$1,486
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	—	—
(Over-utilized) unutilized borrowing availability under the revolving line of credit	$261	$1,486

We made no borrowings under the Silicon Valley Bank line of credit in the three months ended March 30, 2013.  Outstanding borrowings under the line of credit did not exceed $3.2 million at any time during the year ended December 29, 2012.

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

Liquidity

We incurred net losses of approximately $3.2 million and $1.1 million for the three months ended March 30, 2013 and, March 31, 2012, respectively, and had an accumulated deficit of approximately $89.9 million at March 30, 2013. In addition, we used cash in operating activities of approximately $58,000 for the three months ended March 30, 2013. As a result of continuing losses, we are out of compliance with the tangible net worth debt covenant during the fourth quarter of 2012 and the first quarter of 2013. Silicon Valley Bank has agreed to forbear from filing any legal action or instituting or enforcing any rights or remedies it may have against us as a result of our violation of the financial covenants through April 30, 2013.   We are currently in the process of working with the bank to extend the forbearance agreement period through June 30, 2013.  We are also working with Silicon Valley Bank to obtain a waiver of our non-compliance or to otherwise amend the agreement to increase our likelihood of regaining compliance with our financial covenants.

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

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended March 30, 2013.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended March 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

The information set forth in the sections entitled Litigation and Patent Reexaminations under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

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

Our operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these quarterly and annual fluctuations include the following factors, as well as other factors described elsewhere in this quarterly report:

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

•                  the effect of our investments and financing arrangements on our liquidity; and

•                  the other factors described in this “Risk Factors” section and elsewhere in this annual report.

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

As of March 30, 2013 and December 29, 2012, we were in violation of one of the financial covenants contained in our credit agreement with Silicon Valley Bank. We have entered into a forbearance agreement with Silicon Valley Bank, pursuant to which the lender has agreed to forbear from enforcing its rights against us under the credit agreement until April 30, 2013 in exchange for, among other things, an increase in our interest rate to 2.75% above the Prime Rate under the revolving line of credit, an increase in the borrowing base reserve from one million dollars to two million dollars and an increase in the interest rate on the term loan to 3.25% above the Prime Rate.  The Company is in the process of working with the Bank to extend the forbearance period through June 30, 2013.  We are currently working with Silicon Valley Bank to obtain a waiver of our non-compliance or otherwise amend the credit agreement to increase our likelihood of regaining compliance with its financial covenants in future periods.  If we are unable to obtain a waiver, additional forbearance or a modification to the required net worth levels, the lender could choose to accelerate payment on all outstanding loan balances and we could lose certain vendor credit should the letters of credit issued under the credit agreement become unavailable. If that were to occur, we may be unable to quickly obtain equivalent or suitable replacement financing. If we were not able to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

Our revenues and results of operations have been substantially dependent on NVvault™ and we may be unable to replace revenue lost from the rapid decline in NVvault™ sales.

For the three months ended March 30, 2013 and March 31, 2012, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for 40% and 77% of total revenues, respectively. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell, and we recognized $2.3 million in NVvault™ sales to Dell in the three months ended March 30, 2013, as compared to $10.8 million in the three months ended March 31, 2012. We expect that after product in the supply chain is consumed, we will see some demand from Dell through 2013, after which sales of NVvault™ products for incorporation into PERC 7 servers will be minimal. In order to leverage our NVvault™ technology and diversify our customer base, we continue to pursue additional qualifications of NVvault™ with other OEMs. We also introduced EXPRESSvault™ in March 2011 and we continue to pursue qualification of next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other new products such as HyperCloud® and other high-density and high-performance solutions. We may not be successful in marketing any new or enhanced products. If we are not successful in generating sales of other products, the decrease or cessation of sales of NVvault™ products to Dell will significantly reduce our annual revenues and negatively affect our results of operations.

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

We experienced a longer qualification cycle than anticipated with our HyperCloud® memory subsystems, and as of March 30, 2013, we have not generated significant HyperCloud® product revenues relative to our investment in the product. We entered into collaborative agreements with both IBM and HP pursuant to which these OEMs qualified the 16GB version of HyperCloud® for use with their products. The 16GB version of HyperCloud® has been available to order since March 6, 2012 and May 14, 2012 for IBM and HP, respectively. We and each of the OEMs have committed financial and other resources toward the collaboration. However, the efforts undertaken pursuant to either of the collaborative agreements may not result in new revenues or gross margins for us that are significant relative to our investment in the products. Failure to maintain qualification of this product with IBM, HP or other potential customers could adversely impact our results of operations.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 24%, 18% and 10% of our net sales in the three months ended March 30, 2013 were to three of our customers. Approximately 85% of our net sales in the three months ended March 31, 2012, were to one of our customers. We currently expect that sales to a limited number of major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

Our ability to maintain or increase our net sales to our key customers depends on a variety of factors, many of which are beyond our control. These factors include our customers’ continued sales of servers and other computing systems that incorporate our memory subsystems and our customers’ continued incorporation of our products into their systems. Because of these and other factors, net sales to these customers may not continue and the amount of such net sales may not reach or exceed historical levels in any future period. Because these customers account for a substantial portion of our net sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. As we describe in more detail elsewhere in this Report, we have experienced a significant decline in sales of NVvault™ to our key customer, Dell. This reduction in sales has had, and is expected to continue to have, a significant impact on our revenues and gross profit.

A limited number of relatively large potential customers dominate the markets for our products.

Our target markets are characterized by a limited number of large companies. Consolidation in one or more of our target markets may further increase this industry concentration. As a result, we anticipate that sales of our products will continue to be concentrated among a limited number of large customers in the foreseeable future. We believe that our financial results will depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these potential customers. Even if we establish and successfully maintain these relationships, our financial results will be largely dependent on these customers’ sales and business results.

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

During challenging economic times our customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Furthermore, our vendors may face similar issues gaining access to credit, which may limit their ability to supply components or provide trade credit to us. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the memory market and related semiconductor industry. If the economy or markets in which we operate do not continue to improve or if conditions worsen, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could compound the negative impact on the results of our operations.

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

As is common to the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. Lawsuits claiming that we are infringing others’ intellectual property rights have been and may in the future be brought against us, and we are currently defending against claims of invalidity in the USPTO. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, for a description of our legal contingencies.

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

We manage a local workforce that may subject us to regulatory uncertainties. Changes in the labor laws of the PRC could increase the cost of employing the local workforce. The increased industrialization of the PRC, as well as general economic and political conditions in the PRC, could also increase the price of local labor. Any or all combination of these factors could negatively impact the cost savings we currently enjoy from having our manufacturing facility in the PRC.

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

As of March 30, 2013, we have sold an aggregate of 2,010,139 shares pursuant to the Sales Agreement at a weighted average sales price of $2.98, net of commissions, including 1,312,669 shares during the year ended December 29, 2012 at a weighted average sales price of $2.98 per share. We may terminate the Sales Agreement at any time or it will terminate once proceeds of $10 million have been raised. Whether we choose to consummate future sales under the at-the-market program will depend upon a variety of factors, including, among others, market conditions and the trading price of our common stock relative to other sources of capital. The issuance from time to time of these new shares of common stock through our at-the-market program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of April 30, 2013 approximately 20.04% of our outstanding common stock was held by affiliates, including 19.91% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong and our other executive officers and directors. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

We may not be able to maintain our NASDAQ listing.

On January 28, 2013, we received a deficiency letter (the “Notification Letter”) from NASDAQ notifying us that we no longer meet NASDAQ’s requirements for continued listing on the NASDAQ Global Market under NASDAQ Listing Rule Listing Rule 5450(a)(1) (the “Bid Price Rule”) because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days. NASDAQ explained in the Notification Letter that under NASDAQ Listing Rule 5810(c)(3)(A), we will be afforded 180 calendar days, or until July 29, 2013, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days. If we have not met the requirements of Rule 5450(a)(1) by July 29, 2013, but meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market (other than the Bid Price Rule), then we may be eligible for an additional 180 day compliance period by submitting an application to transfer our securities to The Nasdaq Capital Market. In order to qualify, we will need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, which would need to be approved by our stockholders. If it appears to NASDAQ staff that we will not be able to cure the deficiency during this second compliance period, or if we are otherwise not eligible, the staff will provide notice that our securities will be subject to delisting. We may also appeal NASDAQ’s delisting determination to a NASDAQ Hearings Panel.

We are evaluating various actions to pursue to ensure compliance with NASDAQ’s continued listing requirements, and there can be no assurance that we will be able to regain compliance with NASDAQ’s continued listing requirements. If we fail to regain compliance with the Bid Price Rule or otherwise maintain the standards required now or in future by NASDAQ, our common stock could be delisted. Such delisting could cause our stock to be classified as “penny stock,” among other potentially detrimental consequences, any of which could significantly impact our stockholders’ ability to sell shares of our common stock or to sell shares at a price that a stockholder may deem to be acceptable.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2012 - January 26, 2013	—	$—	—	—
January 27, 2013 - February 23, 2013	—	$—	—	—
February 24, 2013 - March 30, 2013	11,386	$0.66	—	—
	11,386	$0.66	—	—

(1) Represents shares repurchased for payment of withholding taxes upon vesting of certain restricted stock grants.

Item 5.                      Other Information

None

Item 6.                       Exhibits

(a)(2) Exhibits

3.1

Restated Certificate of Incorporation of Netlist, Inc. (incorporated by reference to exhibit 3.1 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2006).

3.2	Amended and Restated Bylaws of Netlist, Inc. (incorporated by reference to exhibit number 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.1

Forbearance to Loan and Security Agreement, dated March 27, 2013, by and between Netlist, Inc. and Silicon Valley Bank (incorporated by reference to exhibit 10.32 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the SEC on March 29, 2013).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 14, 2013		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)