Form 10-Q
period 2013-06-29
NETLIST INC
filed 2013-08-13
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

31,582,417 shares outstanding at July 31, 2013

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	June 29,	December 29,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$6,817	$7,755
Investments in marketable securities	—	415
Accounts receivable, net	2,064	3,434
Inventories	5,305	7,380
Prepaid expenses and other current assets	472	723
Total current assets	14,658	19,707
Property and equipment, net	1,804	2,560
Other assets	126	130
Total assets	$16,588	$22,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,438	$3,367
Accrued payroll and related liabilities	710	784
Accrued expenses and other current liabilities	435	497
Accrued engineering charges	450	450
Current portion of long term debt	111	3,493
Total current liabilities	5,144	8,591
Long term debt, net of current portion	2,800	—
Other liabilities	105	94
Total liabilities	8,049	8,685
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 30,460 (2013) and 30,348 (2012) shares issued and outstanding	30	30
Additional paid-in capital	101,263	100,403
Accumulated deficit	(92,754)	(86,721)
Total stockholders’ equity	8,539	13,712
Total liabilities and stockholders’ equity	$16,588	$22,397

See accompanying notes

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net sales	$5,065	$10,552	$11,029	$24,519
Cost of sales(1)	4,818	7,814	10,216	16,345
Gross profit	247	2,738	813	8,174
Operating expenses:
Research and development(1)	1,457	3,770	3,299	7,612
Selling, general and administrative(1)	1,571	2,871	3,327	5,480
Total operating expenses	3,028	6,641	6,626	13,092
Operating loss	(2,781)	(3,903)	(5,813)	(4,918)
Other income (expense):
Interest expense, net	(88)	(79)	(218)	(150)
Other income, net	7	3	1	8
Total other expense, net	(81)	(76)	(217)	(142)
Loss before provision for income taxes	(2,862)	(3,979)	(6,030)	(5,060)
Provision for income taxes	1	1	3	1
Net loss	$(2,863)	$(3,980)	$(6,033)	$(5,061)
Net loss per common share:
Basic and diluted	$(0.09)	$(0.14)	$(0.20)	$(0.18)

Weighted-average common shares outstanding:
Basic and diluted	30,320	28,111	30,263	27,420

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$11	$42	$23	$77
Research and development	118	153	278	345
Selling, general and administrative	240	287	502	583

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net loss	$(2,863)	$(3,980)	$(6,033)	$(5,061)
Other comprehensive gain (loss):
Net unrealized gain (loss) on investments in marketable securities, net of tax	—	(6)	—	1
Total comprehensive loss	$(2,863)	$(3,986)	$(6,033)	$(5,060)

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 29,	June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(6,033)	$(5,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	813	1,070
Gain on disposal of property and equipment	1	—
Stock-based compensation	803	1,005
Changes in operating assets and liabilities:
Accounts receivable	1,370	3,305
Inventories	2,075	(3,586)
Prepaid expenses and other current assets	491	354
Other assets	4	31
Accounts payable	71	662
Accrued payroll and related liabilities	(74)	(508)
Accrued expenses and other current liabilities	(51)	19
Accrued engineering charges	—	40
Net cash used in operating activities	(530)	(2,669)
Cash flows from investing activities:
Acquisition of property and equipment	(52)	(1,089)
Proceeds from sale of property and equipment	2	—
Proceeds from maturities and sales of investments in marketable securities	415	—
Net cash provided by (used in) investing activities	365	(1,089)
Cash flows from financing activities:
Proceeds of bank term loan, net of issuance costs	—	1,320
Payments on debt	(830)	(1,045)
Proceeds from public offering, net	28	3,618
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	29	629
Net cash (used in) provided by financing activities	(773)	4,522
(Decrease) increase in cash and cash equivalents	(938)	764
Cash and cash equivalents at beginning of period	7,755	10,535
Cash and cash equivalents at end of period	$6,817	$11,299

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2013

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

Liquidity

The Company incurred net losses of approximately $6.0 million and $5.1 million for the six months ended June 29, 2013 and June 30, 2012, respectively, and has an accumulated deficit of approximately $92.8 million as of June 29, 2013. As a result of these continuing losses, the Company was out of compliance with the tangible net worth debt covenant contained in its credit agreement with Silicon Valley Bank (the “SVB Credit Agreement”) during the fourth quarter of 2012 and the first and second quarters of 2013.

On July 18, 2013, the Company obtained debt financing of up to $10 million in term loans and up to $5 million in revolving loans from DBD Credit Funding, LLC, a Delaware limited liability company, an affiliate of Fortress Investment Group, LLC (see Note 12).  The first tranche ($6 million) of the debt was drawn immediately and used to pay down all the Silicon Valley Bank term debt and related obligations of approximately $3 million.  The tangible net worth covenant in connection with the credit agreement entered into with Silicon Valley Bank was relaxed as part of the SVB amendment agreement (see Note 12), which also waived certain events of default related to the noncompliance.  The new financing with DBD Credit Funding, LLC does not have fixed charge ratio or tangible net worth covenants, and the loan is interest only for the first 18 months of the 36 month term.

Concurrent with the debt financing, the Company raised additional net proceeds of approximately $960,000 in a registered public offering of its securities (see Note 12) from an institutional investor for the sale of 1,098,902 shares of common stock and a seven-year warrant to purchase 1,098,902 shares of common stock at an exercise price of $1.00 per share.

The Company raised net proceeds of approximately $3.9 million in the year ended December 29, 2012 and approximately $1.9 million in the year ended December 31, 2011 under a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant”).  The Company may raise additional funds through the Company’s agreement with Ascendiant but may be limited in its ability to benefit from the agreement with Ascendiant if the volume of its shares traded in the market or the market price of its shares remains low.

If adequate working capital is not available when needed, the Company may be required to significantly modify its business model and operations to reduce spending to a sustainable level. Insufficient working capital could cause the Company to be unable to execute its business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause the Company to delay, scale back or eliminate some or all of its research and development programs, or to reduce or cease operations. While there is no assurance that the Company can meet its revenue forecasts, management anticipates that it can successfully execute its plans and continue operations for at least the next twelve months.

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

The condensed consolidated financial statements included herein as of June 29, 2013 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of June 29, 2013, the condensed consolidated statements of its operations and comprehensive loss for the three and six months ended June 29, 2013 and June 30, 2012, and the condensed consolidated statements of cash flows for the six months ended June 29, 2013 and June 30, 2012.  The results of operations for the six months ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs. Revenues also include sales of excess component inventories to distributors and other users of memory integrated circuits (“ICs”).  Such sales amounted to less than $0.1 million for each of the three and six month periods ended June 29, 2013 and June 30, 2012.

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

The Company invests its cash equivalents primarily in money market mutual funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $0.8 million of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insured cash and cash equivalents at June 29, 2013.  Investments in marketable securities are generally in high-credit quality debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions.  The Company has not incurred any credit losses related to these investments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of June 29, 2013.

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

Risks and Uncertainties

The Company is subject to certain risks and uncertainties including their ability to obtain profitable operations due to the history of losses and accumulated deficits, the Company’s dependence on a few customers for a significant portion of revenues, risks related to intellectual property matters, market development of and demand for the Company’s products, and the length of the sales cycle.  Such risks could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company has invested and expects to continue to invest a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud® memory subsystem. This new design and the products it is incorporated into are subject to increased risks as compared to the Company’s existing products. The Company may be unable to achieve customer or market acceptance of the HyperCloud® memory subsystem or other new products, or achieve such acceptance in a timely manner. The Company has experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and as of June 29, 2013, the product has not generated significant revenue relative to the Company’s investment in the product. The Company has entered into collaborative agreements with both HP and IBM pursuant to which these OEMs have cooperated with the Company to qualify HyperCloud® for use in their respective products. The qualifying OEMs have engaged and continue to engage with the Company in joint marketing and further product development efforts. The Company and each of the OEMs have committed financial and other resources toward the collaboration. There can be no assurance that the efforts undertaken pursuant to either of the collaborative agreements will result in any new revenues for the Company. Further delays or any failure in placing or qualifying this product with HP, IBM or other potential customers would adversely impact the Company’s consolidated results of operations.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted. The liabilities of the Company’s subsidiaries in the PRC exceeded its assets as of June 29, 2013 and December 29, 2012.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three and six months ended June 29, 2013 or June 30, 2012.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	June 29,	December 29,
	2013	2012

Raw materials	$3,516	$4,544
Work in process	283	70
Finished goods	1,506	2,766
	$5,305	$7,380

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Six Months Ended
	June 29,	June 30,
	2013	2012

Beginning balance	$235	$189
Estimated cost of warranty claims charged to cost of sales	62	100
Cost of actual warranty claims	(38)	(68)
Ending balance	259	221
Less current portion	(154)	(133)
Long-term warranty obligations	$105	$88

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Basic and diluted net loss per share:
Numerator: Net loss	$(2,863)	$(3,980)	$(6,033)	$(5,061)
Denominator: Weighted-average common shares outstanding, basic and diluted	30,320	28,111	30,263	27,420
Basic and diluted net loss per share	$(0.09)	$(0.14)	$(0.20)	$(0.18)

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

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Common share equivalents	193	694	215	973

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Customer:
Customer A	48%	60%	35%	74%
Customer B	17%	18%	18%	*	%

The Company’s accounts receivable as of June 29, 2013 were concentrated with two customers, representing approximately 53% and 14% of aggregate gross receivables. At December 29, 2012, two customers represented approximately 41% and 24% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Six Months Ended
	June 29,	June 30,
	2013	2012

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment not paid for at the end of the period	$—	$500
Debt financed acquisition of fixed assets	$240	$180
Change in unrealized loss from investments in marketable securities	$—	$(1)
Contractual marketing funds due to collaboration partners	$—	$800

Note 4—Fair Value Measurements

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s assets (in thousands):

Fair Value Measurements at June 29, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	June 29,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$2,812	$2,812	$—	$—
Total	$2,812	$2,812	$—	$—

		Fair Value Measurements at December 29, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	December 29,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Money market mutual funds	$2,338	$2,338	$—	$—
Auction and variable floating rate notes	415	—	—	415
Total	$2,753	$2,338	$—	$415

The following tables summarize the Company’s assets measured at fair value on a recurring basis as presented in the Company’s condensed consolidated balance sheets at June 29, 2013 and December 29, 2012:

		Fair Value Measurements at June 29, 2013 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	June 29,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$2,812	$2,812	$—	$—
	$2,812	$2,812	$—	$—

		Fair Value Measurements at December 29, 2012 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	December 29,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$2,338	$2,338	$—	$—
Long-term marketable securities	415	—	—	415
Total assets measured at fair value	$2,753	$2,338	$—	$415

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs (in thousands):

	Six Months Ended
	June 29,	June 30,
	2013	2012

Beginning balance	$415	$444
Proceeds from sales of available-for-sale marketable securities	(415)	—
Unrealized loss transferred from other comprehensive loss to earnings	—	1
Ending balance	$—	$445

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

Note 6— Silicon Valley Bank Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank (“SVB”), which was most recently amended on July 18, 2013 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

Pursuant to the September 2010 amendment to the SVB Credit Agreement, SVB extended a $1.5 million term loan, bearing interest at a rate of prime plus 2.00%. The Company was required to make monthly principal payments of $41,666 over the 36 month term of the loan, or $0.5 million annually. In May 2011, SVB extended an additional $3.0 million term loan, bearing interest at a rate of prime plus 2.75%. The Company was required to make monthly principal payments of $125,000 over the 24 month term of the loan, or $1.5 million annually. In May 2012, SVB consolidated both term loans and extended additional credit, resulting in a combined balance of $3.5 million as of May 2012 (the “Consolidated Term Loan”). The Consolidated Term Loan was payable in 36 installments of $97,222, beginning December 2012, with interest at a rate of prime plus 2.50%. Interest was payable monthly from the date of funding through final payoff of the loan.  On July 18, 2013, as part an amendment to the SVB Credit Agreement entered into with SVB and following the Company’s receipt of additional loan financing from DBD Credit Funding, LLC, the Consolidated Term Loan and outstanding interest was paid in full.  The Company reclassified the long-term portion of the Consolidated Term Loan to current portion of debt in the accompanying consolidated balance sheet as of December 29, 2012.   In accordance with the terms of the financing obtained through DBD Credit Funding, LLC, the Company recorded all amounts due under the Consolidated Term Loan as long-term portion of debt in the accompanying consolidated balance sheet as of June 29, 2013 (see note 12).

Prior to the May 2012 amendment, the SVB Credit Agreement contained an overall sublimit of $10.0 million to collateralize the Company’s contingent obligations under letters of credit and other financial services. Amounts outstanding under the overall sublimit reduced the amount available pursuant to the SVB Credit Agreement. As a result of the May  2012 amendment, letters of credit and other financial services were no longer subject to borrowing base sublimits and did not reduce the amount that could be borrowed under the revolving line of credit. The July 18, 2013 amendment (see Note 12) requires letters of credit to be secured by cash. At June 29, 2013, letters of credit in the amount of $1.0 million were outstanding.

The following table presents details of interest expense related to borrowings on the line of credit with SVB, along with certain other applicable information (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Interest expense	$28	$25	$95	$48

The following table presents details of the Company’s outstanding borrowings and availability under our line of credit with SVB:

	June 29,	December 29,
	2013	2012
Availability under the revolving line of credit	$1,616	$1,486
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	—	—
Unutilized borrowing availability under the revolving line of credit	$1,616	$1,486

All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets, other than its intellectual property, which is subject to a first priority lien held by DBD Credit Funding, LLC.  The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends. As of June 29, 2013 and December 29, 2012, the Company was in violation of the tangible net worth covenant but remained in compliance with the quick ratio covenant. Subsequent to quarter end, in connection the repayment of the Consolidated Term Loan and an amendment to the SVB Credit Agreement dated July 18, 2013, the Company has obtained a waiver of such non-compliance and amended the tangible net worth covenant which resulted in the Company’s compliance with all financial covenants as of July 18, 2013.

On January 23, 2013, the Company entered into a Forbearance Agreement with Silicon Valley Bank (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank agreed to forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against the Company as a result of its violation of the financial covenants until February 28. 2013. On March 27, 2013, the effectiveness of the Forbearance Agreement was extended until April 30, 2013. As a result of the Company’s non-compliance with a loan covenant at December 29, 2012, and in accordance with relevant accounting guidance, the Company reclassified the long-term portion of the Consolidated Term Loan to current portion of debt in the accompanying consolidated balance sheet as of December 29, 2012. Subsequent to June 29, 2013, the Company has obtained a waiver of such non-compliance, in connection with an amendment to the SVB Credit Agreement dated July 18, 2013.   In accordance with the terms of the financing obtained through DBD Credit Funding, LLC, the Company recorded all amounts due under the Consolidated Term Loan as long-term portion of debt in the accompanying consolidated balance sheet as of June 29, 2013 (see Note 12).

Pursuant to the Forbearance Agreement in effect as of June 29, 2013, any principal amount outstanding under the revolving line would accrue interest at a per annum rate equal to the following (i) at all times that a Streamline Period (as defined) is in effect, 1.75% above the Prime Rate; and (ii) at all times that a Streamline Period is not in effect, 2.75% above the Prime Rate, which interest would be payable monthly. In addition, the reserve on the revolving line increased to $2 million. The SVB Credit Agreement requires payment of an unused line fee, as well as anniversary and early termination fees, as applicable.  On July 18, 2013, as part of the Loan Amendment, the Streamline Period interest was eliminated and any principal amount outstanding under the Revolving Line will accrue interest at 2.75% above the Prime Rate.  The Loan Amendment also eliminated the reserve on the revolving line of $2 million, thereby increasing the borrowing availability.

Note 7— Debt

Debt consists of the following (in thousands):

	June 29,	December 29,
	2013	2012

Consolidated Term Loan, net of issuance cost of $20 (2013) and $28 (2012)	$2,800	$3,375
Obligations under capital leases	30	118
Note payable to others	81	—
	2,911	3,493
Less current portion	(111)	(3,493)
	$2,800	$—

Interest expense related to debt is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Interest expense	$61	$57	$125	$108

See note 12 for additional information regarding the Company’s indebtedness.

Note 8—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Provision for income taxes	$1	$1	$3	$1
Effective tax rate	(0.0)%	(0.0)%	(0.0)%	(0.0)%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of June 29, 2013 and December 29, 2012. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company does not have any unrecognized tax benefits at June 29, 2013 and December 29, 2012.

Note 9—Commitments and Contingencies

Litigation and Patent Reexaminations

The Company owns numerous patents and continues to enlarge and strengthen its patent portfolios, which cover different aspects of the Company’s technology innovations with various claim scopes. The Company has plans to generate revenue by selling or licensing its technology, and intends to vigorously enforce its patent rights against infringers of such rights. The Company dedicates substantial resources in protecting its intellectual property, including its efforts to defend its patents against challenges made by way of reexamination proceedings at the United States Patent and Trademark Office (“USPTO”). These activities are likely to continue for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful. The Company is also subject to litigation claims that it has infringed on the intellectual property of others, against which the Company intends to defend vigorously.

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

Smart Modular Litigations

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

In December 2012, the USPTO granted the Company’s request for the reexamination of the ‘295 patent, and issued an Office Action rejecting all of the six asserted claims over the six different combinations of prior art set forth by the Company in its request. The Company promptly moved to stay litigation pending result of reexamination. On February 19, 2013, a few days after SMOD filed replies in support of its motions, the Eastern District Court issued a Minute Order, in which the court on its own motion took the preliminary injunction; the motion to dismiss and the motion to stay under submission without oral argument and vacated the hearing dates.

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

On May 30, 2013, the Eastern District Court issued an order granting Netlist’s motion to stay pending results of the reexamination of the ‘295 patent and denied SMOD’s motion for preliminary injunction.

‘386 Patent Reexamination

As noted above, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. In October 2010, SMOD requested and was later granted an Inter Partes Reexamination of the ‘386 patent. The reexaminations requested by Google and SMOD were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and SMOD filed their comments to the Company’s response in October 2011. In October 2012, the USPTO issued an Action Closing Prosecution (“ACP”) rejecting all 60 claims. The Company filed a response to the ACP on December 3, 2012. On June 21, 2013, the USPTO issued a Right of Appeal Notice (RAN) in which the USPTO examiner maintained his rejection of the claims. Netlist filed a notice of appeal on July 19, 2013.  Google and SMOD filed a cross-appeal on August 2, 2013. Thus, the reexamination of the ‘386 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘912 Patent Reexamination

As noted above, in April 2010, Inphi requested but was later denied an Inter Partes Reexamination of the ‘912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the ‘912 patent. In October 2010, Google and SMOD each filed and were later granted requests for reexamination of the ‘912 patent. In February 2011, the USPTO merged the Inphi, Google and SMOD ‘912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ‘912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi, Google, and SMOD filed their comments on the Company’s response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the ‘912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Google, Inphi and SMOD filed their comments to the Company’s response in February 2012. The USPTO determined that SMOD’s comments were defective, and issued a notice to SMOD to rectify and resubmit its comments. SMOD filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012. The USPTO issued a non-final Office Action on November 13, 2012 maintaining the patentability of many key claims while rejecting some claims that were previously determined to be patentable. The Company filed a response to the Office Action on January 14, 2013. The requesters filed their comments on February 13, 2013. The reexamination of the ‘912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

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

Note 10—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares were outstanding at June 29, 2013 or December 29, 2012.

Common Stock

In November 2011, the Company entered into a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant”), whereby shares with a total value of up to $10.0 million may be released for sale to the public at the discretion of management at a price equal to the current market price in an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933. During 2012 and 2011, the Company received net proceeds of approximately $3.9 million and $1.9 million, respectively, raised through the sale of 1,312,669 and 697,470 shares of common stock, respectively. The sales agreement with Ascendiant expires in November 2014. During the six months ended June 29, 2013, the Company received net proceeds of approximately $28,200, raised through the sale of 24,288 shares of common stock.

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

On July 17, 2013, the Company entered into a definitive securities purchase agreement for the sale of common stock and warrants in a registered public offering (“Offering”) of its securities for gross proceeds of $1.0 million.  The Offering closed on July 19, 2013, and the Company received estimated net proceeds of $960,000 after deducting commissions and offering costs.  The Offering resulted in the issuance 1,098,902 shares of the Company’s common stock and a warrant to purchase up to an aggregate of 1,098,902 shares of the Company’s common stock. The warrant is exercisable as of the date of its issuance, has a term of seven years, and an exercise price of $1.00 per share.  The exercise price and the number of warrant shares issuable upon exercise of warrant is subject to adjustment in the event of, among other things, certain transactions affecting the Company’s common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of-company transaction).

In addition, on July 18, 2013, concurrent with the execution of the Loan Agreement, the Company issued to an affiliate of DBD Credit Funding, LLC, a seven-year warrant (the “Warrant”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at a per share price of $1.00, of which 989,011 shares are exercisable immediately on a cash or cashless basis in whole or in part. Pursuant to the terms of the stock purchase warrant agreement, (i) 329,670 shares will become exercisable upon the achievement of the IP Monetization Milestones and (ii) the remaining 329,670 shares will become exercisable upon the Company’s receipt of an IP Milestone Term Loan. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

During the six months ended June 29, 2013 and the year ended December 29, 2012, the Company cancelled 11,386 and 23,631 shares of common stock, respectively, valued at approximately $7,500 and $64,000, respectively, in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Subject to certain adjustments, as of June 29, 2013, the Company was authorized to issue a maximum of 6,605,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At June 29, 2013, the Company had 1,148,512 shares available for grant under the 2006 Plan.  Options granted under the 2000 Plan, the 2006 Plan and outside the equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the six months ended June 29, 2013 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 29, 2012	4,752	$3.22
Options granted	1,510	0.73
Options exercised	(107)	0.33
Options cancelled	(682)	2.20
Options outstanding at June 29, 2013	5,473	$2.73

The intrinsic value of options exercised in the six months ended June 29, 2013 was $41,392.

A summary of the Company’s restricted stock awards as of and for the six months ended June 29, 2013 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at December 29, 2012	158	$3.32
Restricted stock forfeited	(9)	3.49
Restricted stock vested	(49)	3.40
Balance outstanding at June 29, 2013	100	$3.27

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Six Months Ended
	June 29,	June 30,
	2013	2012
Expected term (in years)	6.1	6.1
Expected volatility	121%	126%
Risk-free interest rate	1.26%	1.12%
Expected dividends	—	—
Weighted-average grant date fair value per share	$0.65	$3.10

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The grant date fair value of restricted stock vested was $0.03 million and $0.20 million in the six months ended June 29, 2013 and June 30, 2012, respectively.

At June 29, 2013, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2013 through fiscal 2016 related to unvested common stock options and restricted stock awards is approximately $3.1 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.4 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 11—Segment and Geographic Information

The Company operates in one reportable segment: the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At June 29, 2013 and December 29, 2012, approximately $1.0 and $1.5 million, respectively, of the Company’s long-lived assets, net of depreciation and amortization, respectively, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 12—Subsequent Events

Loan and Security Agreement and Related Agreements

On July 18, 2013, the Company, entered into a Loan Agreement with DBD Credit Funding, LLC, a Delaware limited liability company (the “Lender”), an affiliate of Fortress Investment Group LLC, providing for up to $10 million in term loans and up to $5 million in revolving loans.  The term loans are available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans are available at the Lender’s discretion and subject to customary conditions precedent.  The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay the Company’s existing Consolidated Term Loan with Silicon Valley Bank. The remainder of such funds will be used to fund the Company’s ongoing working capital needs.

The loans bear interest at a stated fixed rate of 11.0% per annum.  During the first eighteen (18) months following the closing date, the payments on the term loans are interest-only at a cash rate of 7.0% per annum and a payment-in-kind deferred cash interest rate of 4.0%, which payment-in-kind interest is capitalized semi-annually, beginning with December 31, 2013.  Following the eighteen (18) month interest-only period, the term loans are amortized with 65% of the principal amount due in equal monthly installments over the following eighteen (18) months with a balloon payment equal to 35% of the remaining principal amount of the term loans, plus accrued interest, being payable on July 18, 2016.

The Company’s obligations under the Loan Agreement are secured by a first-priority security interest in the Company’s intellectual property assets (other than certain patents and related assets relating to the NVvault™ product line) pursuant to an intellectual property security agreement with the Lender (the “IP Security Agreement”) and a second-priority security interest in substantially all of the Company’s other assets.

In connection with the Loan Agreement, the Company paid certain facility, due diligence and legal fees of the Lender on the closing date and is obligated to pay a conditional facility fee upon satisfaction of the IP Monetization Milestones.  If the Company repays or prepays all or a portion of the term loans prior to maturity, the Company is obligated to pay the Lender a prepayment fee based on a percentage of the then outstanding principal balance being prepaid, equal to 4.0% if the prepayment occurs on or prior to July 18, 2014 (or 2.0% if such prepayment is made in connection with the early repayment option premium discussed in the preceding sentence), 2.0% if the prepayment occurs between July 18, 2014 and July 18, 2015, or 0.0% if the prepayment occurs after July 18, 2015.

The Loan Agreement contains customary representations, warranties and indemnification provisions.  The Loan Agreement also contains affirmative and negative covenants that, among other things restrict the ability of the Company to:

•                  incur additional indebtedness or guarantees;

•                  incur liens;

•                  make investments, loans and acquisitions;

•                  consolidate or merge;

•                  sell or exclusively license assets, including capital stock of subsidiaries;

•                  alter the business of the Company;

•                  engage in transactions with affiliates; and

•                  pay dividends or make distributions.

The Loan Agreement also includes events of default, including, among other things, payment defaults, breaches of representations, warranties or covenants, certain bankruptcy events, the failure to maintain its listing on a nationally recognized securities exchange or alternatively for its shares to be qualified for trading on the OTC Bulletin Board and certain material adverse changes, including an impairment of the perfection or priority of the Lender’s lien. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Concurrently with the execution of the Loan Agreement, the Company and an affiliate of the Lender entered into a Patent Monetization Side Letter Agreement (the “Letter Agreement”).  The Letter Agreement provides, among other things, that the Lender may be entitled to share in certain monetization revenues that the Company may derive in the future related to its patent portfolio (the “Patent Portfolio”).  The Patent Portfolio does not include certain patents relating to the NVvaultTM product line.  Monetization revenues subject to this arrangement include revenues recognized during the seven year term of the Letter Agreement from amounts (whether characterized as settlement payments, license fees, royalties, damages, or otherwise) actually paid to the Company or its subsidiaries in connection with any assertion of, agreement not to assert, or license of, the Patent Portfolio (in whole or in part) either (A) in consideration of the grant of a license or covenant not sue, or other immunity with respect to the Patent Portfolio, or (B) as a damages award with respect to such assertion of the Patent Portfolio, less (i) actual legal fees and expenses (including fees payable on a contingency basis) and actual court costs paid or payable by the Company or its subsidiaries in connection with any such assertion and/or grant of a license or covenant not to sue, or other immunity with respect to the Patent Portfolio, provided that such legal fees and expenses shall be capped at forty percent (40%) of such gross, aggregate amounts paid to the Company, (ii) all reasonable and actual legal fees, filing fees, maintenance fees, annuities, and other reasonable and actual costs and expenses paid or required to be paid by the Company or its subsidiaries after the effective date in connection with the prosecution, maintenance, and defense of any patents or patent applications within the Patent Portfolio, (iii) reasonable and actual legal fees and reasonable and actual other costs and expenses paid or required to be paid by the Company or its subsidiaries in connection with the enforcement of any agreement, undertaking, commitment or court order that would generate monetization revenues and the collection thereof, and (iv) reasonable and actual costs of acquisition of patents and patent applications included in the Patent Portfolio that are acquired by or licensed to the Company or its subsidiaries after the effective date.  Monetization revenues also include the value attributable to the Patent Portfolio in any sale of the Company during the seven year term, subject to a maximum amount payable to the Lender.  The Letter Agreement also requires that the Company use commercially reasonable efforts to pursue opportunities to monetize the Patent Portfolio during the term of the Letter Agreement, provided that the Company is under no obligation to pursue any such opportunities that Company does not deem to be in the Company’s best interest in the Company’s reasonable business judgment.  Notwithstanding the foregoing, there can be no assurance that the Company will be successful in these efforts, and the Company may expend resources in pursuit of monetization revenues that may not result in any benefit to the Company.

Concurrently with the execution of the Loan Agreement, the Company issued to an affiliate of DBD Credit Funding, LLC a seven-year warrant (the “Warrant”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at an exercise price of $1.00 per share, of which 989,011 shares are exercisable immediately on a cash or cashless basis in whole or in part. Pursuant to the stock purchase warrant agreement, (i) 329,670 shares will become exercisable upon the achievement of the IP Monetization Milestones and (ii) the remaining 329,670 shares will become exercisable upon the Company’s receipt of an IP Milestone Term Loan. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

Also in connection with the Loan Agreement, the Company agreed to pay to a consultant a consulting fee equal to (i) $300,000 to the consultant in connection with the Company’s receipt of the Initial Term Loan and (ii) 5% of any additional principal amount loaned to the Company as an IP Milestone Term Loan.

Amendment to Credit Agreement with Silicon Valley Bank; Payoff of Consolidated Term Loan

Concurrently with the execution of the Loan Agreement and the funding of the Initial Term Loan, on July 18, 2013, the Company repaid in full all amounts owed under the Company’s Consolidated Term Loan with SVB, consisting of a lump sum payment of approximately $2,732,000.  In addition, on July 18, 2013, the Company and SVB entered into a loan amendment (the “SVB Amendment”) to the Company’s loan and security agreement with SVB.  Pursuant to the SVB Loan Amendment, the SVB Credit Agreement now allows for the financing and security interests contemplated under the Loan Agreement entered into with Lender and releases certain patents and related assets relating to the NVvault™ product line from the collateral subject to SVB’s security interest under the SVB Credit Agreement.  Additionally, pursuant to the SVB Loan Amendment, advances under the revolving line now accrue interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%.  The SVB Loan Amendment also relaxed the Company’s tangible net worth covenant under the SVB Credit Agreement and waived certain events of default in connection therewith.  Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed pursuant to the SVB Loan Amendment. Under the terms of the SVB Credit Agreement, the Company may draw revolving advances in an aggregate outstanding principal amount of up to the lesser of $5 million and the available borrowing base, subject to reserve amounts.  The Company’s borrowing base under the SVB Credit Agreement is subject to certain adjustments and up to the lesser of 80% of eligible accounts receivable.

Sale of Common Stock and Warrants Pursuant to Securities Purchase Agreement

On July 17, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which the Company sold to the Purchaser in a registered public offering (the “Offering”) an aggregate of 1,098,902 shares of the Company’s common stock at $0.91 per share and a warrant (“Purchaser Warrant”) to purchase up to an aggregate of 1,098,902 shares of the Company’s common stock at a purchase price of $1.00 per share, for aggregate gross proceeds of approximately $1.0 million and expected net proceeds, after deducting offering costs, of approximately $960,000.  The Purchaser Warrant is exercisable as of the date of its issuance, has a term of seven years, and has an exercise price of $1.00 per share.  The exercise price and the number of warrant shares issuable upon exercise are subject to adjustment in the event of, among other things, certain transactions affecting the Company’s common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of-company transaction). The Offering closed on July 19, 2013.  The Company intends to use the net proceeds from the Offering for general corporate purposes.

Facility Lease

On July 26, 2013, the Company entered into an amendment for a three year lease with the Irvine Company. The amendment terminates the existing lease of the 51 Discovery, Suite 150, Irvine, California, 92618 premise in exchange for 8,203 square feet of office space located at 175 Technology Drive, Suite 150, Irvine, California, 92618 USA. The initial lease payment is $9,269 per month, increasing to $10,090 per month over the term of the lease. This lease is valid through July 31, 2016. The annual payment for this space equates to approximately $111,000 per year.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended December 29, 2012  and subsequent reports on Form 10-Q and 8-K, which discuss our business in greater detail.

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to risks associated with: the uncertainty of our future capital requirements and the likelihood that we need to raise additional funds; the amount and terms of our indebtedness; the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of EXPRESSvault™, NVvault™, HyperCloud™ and VLP Planar-X RDIMM; the timing and magnitude of anticipated additional decreases in sales to our key customer; our ability to leverage our NVvault™ technology in a more diverse customer base; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation and reexamination proceedings before the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC.  Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our Products

HyperCloud®

In November 2009, we introduced our 16GB HyperCloud® DDR3 memory technology. HyperCloud® utilizes HyperCloud® technology that incorporates the Company patented rank multiplication technology that increases memory capacity and load reduction technology that increases memory bandwidth. We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing. HyperCloud® memory has been qualified by two of our OEM customers for use in their server products. HyperCloud® is interoperable with JEDEC standard DDR3 memory modules. Our HyperCloud® products are designed to allow for installation in servers without the need for a BIOS change. As such, their anticipated sales launch is not dependent on the design plans or product cycle of our OEM customers. However, we have experienced longer qualification cycles than anticipated. There can be no assurances that sales of our HyperCloud® products will be significant or that we will derive favorable margins from any sales of such products. We have invested and expect to continue to invest a significant portion of our research and development budget into the design of HyperCloud® technology.

In November 2011, we introduced a 32GB two-virtual rank HyperCloud® HCDIMM enabling up to 768GB of DRAM memory in next generation two-processor servers. Also in November 2011, we announced collaborative agreements with each of Hewlett-Packard Company (“HP”) and International Business Machines (“IBM”), pursuant to which these OEMs have cooperated with us in efforts to qualify HyperCloud® memory products for use with their respective products. In February 2012 and May 2012, we achieved memory qualification of our 16GB HyperCloud® product at IBM and HP, respectively. In September 2012 and July 2013, we achieved memory qualification of our 32GB HyperCloud® product at IBM and HP, respectively. We and each of the OEMs have committed financial and other resources toward the collaboration. However, the efforts undertaken with each of these collaborative agreements have not resulted in significant product margins for us to date relative to our investment in developing and marketing these products and there is no assurance that we will achieve sufficient revenues or margins from our HyperCloud® products under these arrangements.

NVvault™

Our NVvault™ product line consists primarily of battery-free and battery-powered flash backed cache memory subsystem targeting Redundant Array of Independent Disks, (“RAID”) storage applications. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. The NVvault™ products have historically been sold primarily to Dell, for incorporation in its PERC 7 server products. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell. Sales of NVvault™ products to Dell totaled $555,300 and $912,200 for the three and six months ended June 29, 2013, respectively, compared to $4.7 million and $15.1 million for the three and six months ended June 30, 2012, respectively. We expect that we will continue to see declining demand from Dell through 2013, after which sales of NVvault™ products for incorporation into PERC 7 servers will be minimal. In order to leverage our NVvault™ technology into a more diverse customer base, we continue to pursue additional qualifications of NVvault™ with other customers. We introduced EXPRESSvault™ in March 2011, and continue to pursue qualifications of next generation DDR3 NVvault™ with customers. However, our efforts may not result in significant revenues from the sale of NVvault™ products.

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

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Two customers represented approximately 35% and 18% of our net sales for the six months ended June 29, 2013 and one customer represented approximately 74% of our net sales for the six months ended June 30, 2012.

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

NVvault™.  We were the first to develop and market memory subsystems that incorporate both DRAM and NAND in a single NVvault™ persistent DIMM solution for backup of volatile data to non-volatile NAND. NVvault™ is desirable for mission critical backups during power interruption in RAID and main memory for Cloud, Big Data, on-line banking and other real time applications. NVvault™ is incorporated in our EXPRESSvault PCIe solution for both acceleration and backup in storage applications.

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

Recent Developments

On July 18, 2013, we entered into a loan and security agreement (the “Loan Agreement”) with DBD Credit Funding, LLC (the “Lender”), an affiliate of Fortress Investment Group, LLC, providing for up to $10 million in terms loans and up to $5 million in revolving loans.  The term loans are available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans are available in the Lender’s discretion and subject to customary conditions precedent.  The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan used in part to repay our existing consolidated term loan with Silicon Valley Bank. The remainder of such funds will be used to fund our ongoing working capital needs.

The loans bear interest at a stated fixed rate of 11.0% per annum.  During the first eighteen (18) months following the closing date, the payments on the term loans are interest-only at a cash rate of 7.0% per annum and a payment-in-kind interest rate of 4.0%, which payment-in-kind interest is capitalized semi-annually, beginning with December 31, 2013.  Following such eighteen (18) month interest-only period, the term loans are amortized with 65% of the principal amount thereof being due in equal monthly installments over the following eighteen (18) months with a balloon payment equal to 35% of the remaining principal amount of the term loans, plus accrued interest, being payable on July 18, 2016 (the “Maturity Date”).

Our obligations under the Loan Agreement are secured by a first-priority security interest in our intellectual property assets (other than certain patents and related assets relating to the NVvaultTM product line) and a second-priority security interest in substantially all of our other assets.

In connection with the Loan Agreement, we paid certain facility, due diligence and legal fees of the Lender on the closing date and are obligated to pay a conditional facility fee upon satisfaction of the IP Monetization Milestones.  In addition, if we repay or prepay all or a portion of the term loans prior to maturity, we are obligated to pay the Lender a prepayment fee based on a percentage of the then outstanding principal balance being prepaid, equal to 4.0% if the prepayment occurs on or prior to July 18, 2014 (or 2.0% if such prepayment is made in connection with the early repayment option premium discussed in the preceding sentence), 2.0% if the prepayment occurs between July 18, 2014 and July 18, 2015, or 0.0% if the prepayment occurs after July 18, 2015.

The Loan Agreement contains customary representations, warranties and indemnification provisions.  The Loan Agreement also contains affirmative and negative covenants that, among other things restrict our ability to:

•                  incur additional indebtedness or guarantees;

•                  incur liens;

•                  make investments, loans and acquisitions;

•                  consolidate or merge;

•                  sell or exclusively license assets, including capital stock of subsidiaries;

•                  alter our business;

•                  engage in transactions with affiliates; and

•                  pay dividends or make distributions.

The Loan Agreement also includes events of default, including, among other things, payment defaults, breaches of representations, warranties or covenants, certain bankruptcy events, the failure to maintain its listing on a nationally recognized securities exchange or alternatively for its shares to be qualified for trading on the OTC Bulletin Board and certain material adverse changes, including an impairment of the perfection or priority of the Lender’s lien. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Concurrently with the execution of the Loan Agreement, we entered into a Patent Monetization Side Letter Agreement with an affiliate of the Lender (the “Letter Agreement”).  The Letter Agreement provides, among other things, that the Lender may be entitled to share in certain monetization revenues that we may derive in the future related to our patent portfolio (the “Patent Portfolio”).  The Patent Portfolio does not include certain patents relating to the NVvaultTM product line.  Monetization revenues subject to this arrangement include revenues recognized during the seven year term of the Letter Agreement from amounts (whether characterized as settlement payments, license fees, royalties, damages, or otherwise) actually paid to us in connection with any assertion of, agreement not to assert, or license of, the Patent Portfolio (in whole or in part) either (A) in consideration of the grant of a license or covenant not sue, or other immunity with respect to the Patent Portfolio, or (B) as a damages award with respect to such assertion of the Patent Portfolio, less (i) actual legal fees and expenses (including fees payable on a contingency basis) and actual court costs paid or payable by us in connection with any such assertion and/or grant of a license or covenant not to sue, or other immunity with respect to the Patent Portfolio, provided that such legal fees and expenses shall be capped at forty percent (40%) of such gross, aggregate amounts paid to us, (ii) all reasonable and actual legal fees, filing fees, maintenance fees, annuities, and other reasonable and actual costs and expenses paid or required to be paid by us after the effective date in connection with the prosecution, maintenance, and defense of any patents or patent applications within the Patent Portfolio, (iii) reasonable and actual legal fees and reasonable and actual other costs and expenses paid or required to be paid by us in connection with the enforcement of any agreement, undertaking, commitment or court order that would generate monetization revenues and the collection thereof, and (iv) reasonable and actual costs of acquisition of patents and patent applications included in the Patent Portfolio that are acquired by or licensed to us after the effective date.  Monetization revenues also include the value attributable to the Patent Portfolio in any sale of Netlist during the seven year term, subject to a maximum amount payable to the Lender.  The Letter Agreement also requires that we use commercially reasonable efforts to pursue opportunities to monetize the Patent Portfolio during the term of the Letter Agreement, provided that we are under no obligation to pursue any such opportunities that we do not deem to be in our best interest in our reasonable business judgment.  Notwithstanding the foregoing, there can be no assurance that we will be successful in these efforts, and we may expend resources in pursuit of monetization revenues that may not result in any benefit to us.

Concurrently with the execution of the Loan Agreement, we issued to an affiliate of the Lender seven-year warrants (the “Lender Warrants”) to purchase an aggregate of 1,648,351 shares of our common stock at a per share price of $1.00, of which 989,011 shares are exercisable immediately on a cash or cashless basis in whole or in part. Pursuant to the Lender Warrants, (i) 329,670 shares subject to the Lender Warrants will become exercisable upon the achievement of the IP Monetization Milestones and (ii) the remaining 329,670 shares subject to the Lender Warrants will become exercisable upon our receipt of an IP Milestone Term Loan.

Also in connection with the Loan Agreement, we agreed to pay to a consultant a consulting fee equal to (i) $300,000 in connection with our receipt of the Initial Term Loan and (ii) 5% of any additional principal amount loaned to us as an IP Milestone Term Loan.

Amendment to Credit Agreement with Silicon Valley Bank; Payoff of Consolidated Term Loan

Concurrently with the execution of the Loan Agreement and the funding of the Initial Term Loan, on July 18, 2013, we repaid in full all amounts owed under our consolidated term loan with Silicon Valley Bank (“SVB”), consisting of a lump sum payment of approximately $2.73 million.  In addition, on July 18, 2013, we entered into an amendment (the “SVB Amendment”) with SVB to our loan and security agreement with SVB, dated as of October 31, 2009 and as most recently amended on May 14, 2012 (as amended, the “SVB Credit Agreement”).  Pursuant to the SVB Amendment, the SVB Credit Agreement now allows for the financing and security interests contemplated under the Loan Agreement entered into with Lender and releases certain patents and related assets relating to the NVvaultTM product line from the collateral subject to

SVB’s security interest under the SVB Credit Agreement.  Additionally, pursuant to the SVB Amendment, advances under the revolving line now accrue interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%.  The SVB Amendment also relaxed our tangible net worth covenant under the SVB Credit Agreement and waived certain events of default in connection therewith.  Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed pursuant to the SVB Amendment.  Under the terms of the SVB Credit Agreement, we may draw revolving advances in an aggregate outstanding principal amount of up to the lesser of $5 million and the available borrowing base, subject to reserve amounts.  Our borrowing base under the SVB Credit Agreement is, subject to certain adjustments and up to the lessor of 80% of eligible accounts receivable or $5.0 million.

Equity Financing

On July 18, 2013, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which we sold in a registered public offering (the “Offering”) an aggregate of 1,098,902 shares (the “Shares”) of our common stock and warrants to purchase up to an aggregate of 1,098,902 shares of our common stock (the “Purchaser Warrants,” and the shares issuable upon exercise of the Purchaser Warrants, the “Purchaser Warrant Shares”) at a purchase price of $0.91 per share and accompanying warrant, for aggregate gross proceeds of approximately $1.0 million and expected net proceeds, after deducting offering costs, of approximately $960,000.  The Purchaser Warrant is exercisable as of the date of its issuance, will have a term of seven years, and will have an exercise price of $1.00 per share.  The exercise price and the number of Purchaser Warrant Shares issuable upon exercise of the Purchaser Warrant are subject to adjustment in the event of, among other things, certain transactions affecting the Company’s common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of-company transaction). The Offering closed on July 19, 2013. The Company intends to use the net proceeds from the Offering for general corporate purposes.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net sales	100%	100%	100%	100%
Cost of sales	95	74	93	67
Gross profit	5	26	7	33
Operating expenses:
Research and development	29	35	30	31
Selling, general and administrative	31	27	30	22
Total operating expenses	60	63	61	53
Operating loss	(55)	(37)	(54)	(20)
Other income (expense):
Interest expense, net	(2)	(1)	(2)	(1)
Other expense, net	—	—	—	—
Total other expense, net	(2)	(1)	(2)	(1)
Loss before provision for income taxes	(57)	(38)	(56)	(21)
Provision for income taxes	—	—	—	—
Net loss	(57)%	(38)%	(56)%	(21)%

Three and Six Months Ended June 29 2013 Compared to Three and Six Months Ended June 30, 2012

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three and six months ended June 29, 2013 and June 30, 2012 (in thousands, except percentages):

	Three Months Ended
	June 29,	June 30,		%
	2013	2012	Change	Change

Net sales	$5,065	$10,552	$(5,487)	(52)%
Cost of sales	4,818	7,814	(2,996)	(38)%
Gross profit	$247	$2,738	$(2,491)	(91)%
Gross margin	5%	26%	(21)%

	Six Months Ended
	June 29,	June 30,		%
	2013	2012	Change	Change

Net sales	$11,029	$24,519	$(13,490)	(55)%
Cost of sales	10,216	16,345	(6,129)	(37)%
Gross profit	$813	$8,174	$(7,361)	(90)%
Gross margin	7%	33%	(26)%

Net Sales. The decrease in net sales for the three months ended June 29, 2013 as compared with the three months ended June 30, 2012 resulted primarily from decreases of approximately $4.6 million in sales of NVvault™ non-volatile cache systems to Dell, $0.6 million of HyperCloud® sales, $0.3 million of VLP sales and $0.2 million of speciality module sales primarily used in industrial applications. These decreases were partially offset by an increase of $0.2 million in sales of flash products.

The decrease in net sales for the six months ended June 29, 2013 as compared with the six months ended June 30, 2012 resulted primarily from decreases of approximately (i) 13.0 million in sales of NVvault™ non-volatile cache systems to Dell, $1.2 million of specialty module sales primarily used in industrial applications as customers slowed production as a result of the product nearing the end of its life and $0.4 million in sales of HyperCloud®. These decreases were partially offset by an increase of $0.8 million of VLP sales and $0.4 million in sales of flash products.

Gross Profit and Gross Margin. The decrease in gross profit and margin for the three months and six months ended June 29, 2013 as compared with the three and six months ended June 30, 2012 is primarily the result of lower revenues, our absorption of fixed overhead costs and changes in our product mix as NVvault™ sales to Dell continues toward end of life.

Research and Development.

The following table presents research and development expenses for the three and six months ended June 29, 2013 and June 30, 2012 (in thousands, except percentages):

	Three Months Ended
	June 29,	June 30,		%
	2013	2012	Change	Change

Research and development	$1,457	$3,770	$(2,313)	(61)%

	Six Months Ended
	June 29,	June 30,		%
	2013	2012	Change	Change

Research and development	$3,299	$7,612	$(4,313)	(57)%

The decrease in research and development expense in the three months ended June 29, 2013 as compared to the three months ended June 30, 2012 is primarily attributable to decreases of (i) $1.2 million in internal engineering headcount costs and related overhead and travel expenses, (ii) $0.1 million in professional and outside services, (iii) $0.4 million in non-recurring engineering charges for supply partners engaged in new product development activities and (iv) $0.6 million in material expenses related to product builds and testing.

The decrease in research and development expense in the six months ended June 29 2013 as compared to the six months ended June 30, 2012 resulted primarily from decreases of (i) $2.5 million in internal engineering headcount costs and related overhead and travel expenses, and (ii) $0.2 million in professional and outside services, , (iii) $0.6 million in non-recurring engineering charges for supply partners engaged in new product development activities and (iv) $1.0 million in material expenses related to product builds and testing.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three and six months ended June 29, 2013 and June 30, 2012 (in thousands, except percentages):

	Three Months Ended
	June 29,	June 30,		%
	2013	2012	Change	Change

Selling, general and administrative	$1,571	$2,871	$(1,300)	(45)%

	Six Months Ended
	June 29,	June 30,		%
	2013	2012	Change	Change

Selling, general and administrative	$3,327	$5,480	$(2,153)	(39)%

Selling, general and administrative expense decreased by approximately $1.3 million for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012. These decreases were primarily due to a reduction of (i) $0.8 million in head count costs and related overhead and travel expenses, (ii) $0.2 million in outside consultants and (iii) $0.3 million in advertising and product evaluation expenses due to the reduction in sales volume and research and development activity.

Selling, general and administrative expense decreased by approximately $2.2 million for the six months ended June 29, 2013 as compared to the six months ended June 30, 2012. These decreases were primarily due to a reduction of (i) $1.5 million in head count costs and related overhead and travel expenses, (ii) $0.4 million in outside consultants and (iii) $0.2 million in advertising and product evaluation expenses as we manage expenses due to the reduction in sales volume and research and development activity.

Other (Expense) Income.

The following table presents other (expense) income for the three and six months ended June 29, 2013 and June 30, 2012 (in thousands, except percentages):

	Three Months Ended
	June 29,	June 30,		%
	2013	2012	Change	Change

Interest expense, net	$(88)	$(79)	$(9)	11%
Other income, net	7	3	4	133%
Total other expense, net	$(81)	$(76)	$(5)	7%

	Six Months Ended
	June 29,	June 30,		%
	2013	2012	Change	Change

Interest expense, net	$(218)	$(150)	$(68)	45%
Other income, net	1	8	(7)	(88)%
Total other expense, net	$(217)	$(142)	$(75)	53%

The increase in interest expense for the three months ended June 29, 2013 compared with the three months ended June 30, 2012 is due to increased interest charges on our former term debt with Silicon Valley Bank as a result of the bank forbearance agreements negotiated in the second quarter of 2013.

The increase in interest expense for the six months ended June 29, 2013 compared with the six months ended June 30, 2012 is primarily due to increased interest charges on our former term debt with Silicon Valley Bank as a result of the bank forbearance agreements negotiated in the first and second quarter of 2013.

Other income, net, for the three and six months ended June 29, 2013 and June 30, 2012 was insignificant.

Provision for Income Taxes.

The following table presents the provision for income taxes for the three and six months ended June 29, 2013 and June 30, 2012 (in thousands, except percentages):

	Three Months Ended
	June 29,	June 30,		%
	2013	2012	Change	Change

Provision for income taxes	$1	$1	$—	—%

	Six Months Ended
	June 29,	June 30,		%
	2013	2012	Change	Change

Provision for income taxes	$3	$1	$2	200%

We did not record a benefit of income taxes for the three and six months ended June 29, 2013 and June 30, 2012, as tax benefits resulting from operating losses generated were fully reserved.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit and term loans under our bank credit facility, capitalized lease obligations and from the sale and leaseback of our former domestic manufacturing facility.

Working Capital and Cash and Marketable Securities

The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	June 29,	December 29,
	2013	2012
Working Capital	$9,514	$11,116

Cash and cash equivalents(1)	$6,817	$7,755
Investments in marketable securities(1)	—	415
	$6,817	$8,170

(1) Included in working capital

Our working capital decreased in the six months ended June 29, 2013 primarily as a result of a reduction of (i) inventory levels by approximately $2.1 million, (ii) a reduction of accounts receivable of $1.4 million as the result of lower sales, (iii) the reduction of prepaid expenses from the amortization of $0.2 million of marketing funds, offset by a reduction in the current portion of long term debt of $0.6 million and the reclassification of $2.8 million of SVB debt to long term as of June 29, 2013.

Cash (Used in) Provided by in the Six Months Ended June 29, 2013 and June 30, 2012

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 29,	June 30,
	2013	2012

Net cash (used in) provided by:
Operating activities	$(530)	$(2,669)
Investing activities	365	(1,089)
Financing activities	(773)	4,522
Net (decrease) increase in cash and cash equivalents	$(938)	$764

Operating Activities. Net cash used in operating activities for the six months ended June 29, 2013 was primarily the result of a net loss of approximately $6.0 million, offset by (i) approximately $3.9 million in net cash provided by changes in operating assets and liabilities, which were primarily to inventories, accounts receivable and prepaid expenses and (ii) approximately $1.6 million in net non-cash operating expenses, mainly comprised of depreciation and amortization and stock based compensation. Net cash used in operating activities for the six months ended June 30, 2012 was primarily the result of (i) net loss of approximately $5.1 million partially offset by cash provided by changes in operating assets and liabilities of approximately $0.3 million and (ii) $2.1 million in net non-cash operating expenses, primarily comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $1.4 million during the six months ended June 29, 2013 primarily as a result of the decrease in our net sales during the period.

Inventories decreased by approximately $2.1 million during the six months ended June 29, 2013 as we utilized inventory on hand to support our sales during the quarter and more closely monitored our inventory purchases.

Investing Activities. Net cash provided by investing activities for the six months ended June 29, 2013 was primarily the result of our sale of an auction rate security resulting in proceeds of $0.4 million. Net cash used in investing activities for the six months ended June 30, 2012 was the result of our acquisition of $1.1 million in property and equipment.

Financing Activities. Net cash used in financing activities for the six months ended June 29, 2013 was primarily the result of payments on our debt of $0.8 million. Net cash provided by financing activities for the six months ended June 30, 2012 was primarily the result of net proceeds of (i) $3.6 million from the sale of 1,058,336 shares of our common stock through our sales agreement with Ascendiant, described below under the caption Capital Resources, (ii) $1.3 million in net proceeds from the consolidation of and additional credit extended under our bank term loans, and (iii) $0.6 million in proceeds from the exercise of equity awards under our stock option plan, offset by repayment of bank debt, capital leases and other notes payable of $1.0 million.

Capital Resources

Silicon Valley Bank Credit Agreement

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was most recently amended on July 18, 2013 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

The September 2010 amendment to the SVB Credit Agreement, Silicon Valley Bank extended a $1.5 million term loan under the SVB Credit Agreement, bearing interest at a rate of prime plus 2.00%. We were required to make monthly principal payments of $41,666 over the 36 month term of the loan, or $0.5 million annually. In May 2011, Silicon Valley Bank extended an additional $3.0 million term loan, bearing interest at a rate of prime plus 2.75%. We were required to make monthly principal payments of $125,000 over the 24 month term of the loan, or $1.5 million annually. In May 2012, Silicon Valley Bank consolidated both term loans and extended additional credit, resulting in a combined balance of $3.5 million (the “Consolidated Term Loan”). The Consolidated Term Loan was payable in 36 installments of $97,222, beginning December 2012, with interest at a rate of prime plus 2.50%. Interest was payable monthly from the date of funding through final payoff of the loan. On July 18, 2013, as part of our amendment of the SVB Credit Agreement and following our receipt of additional loan financing obtained through DBD Credit Funding, LLC, as further described below, the term loan and outstanding interest was paid in full. In accordance with the terms of the financing obtained through DBD Credit Funding, LLC, the Company recorded all amounts due under the Consolidated Term Loan as long-term portion of debt in the accompanying consolidated balance sheet as of June 29, 2013.

Prior to the May 2012 amendment, the SVB Credit Agreement contained an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit and other financial services. Amounts outstanding under the overall sublimit reduced the amount available pursuant to the SVB Credit Agreement. As a result of the May 2012 amendment, letters of credit and other financial services were no longer subject to borrowing base sublimits and did not reduce the amount that could be borrowed under the revolving line of credit. The July 18, 2013 amendment requires letters of credit to be secured by cash. At June 29, 2013, letters of credit in the amount of $1.0 million were outstanding.

Following its most recent amendment on July 18, 2013, the SVB Credit Agreement permits the debt financing and security interests contemplated under our Loan Agreement with DBD Credit Funding, LLC (described below) and releases certain patents and related assets from the collateral subject to SVB’s security interest under the SVB Credit Agreement. Additionally, pursuant to the SVB Credit Agreement, advances under the revolving line now accrue interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%. The SVB Credit Agreement also relaxed our tangible net worth covenant and waived certain events of default in connection therewith. Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed. Under the terms of the SVB Credit Agreement, we may draw revolving advances in an aggregate outstanding principal amount of up to the lesser of $5 million and the available borrowing base, subject to reserve amounts.  Our borrowing base under the SVB Credit Agreement is 80% of eligible accounts receivable, subject to certain adjustment.

The following table presents details of outstanding borrowings and availability under our line of credit (in thousands):

	June 29,	December 29,
	2013	2012
Availability under the revolving line of credit	$1,616	$1,486
Outstanding borrowings on the revolving line of credit	—	—
Amounts reserved under credit sublimits	—	—
(Over-utilized) unutilized borrowing availability under the revolving line of credit	$1,616	$1,486

We made no borrowings under the Silicon Valley Bank line of credit in the six months ended June 29, 2013. Outstanding borrowings under the line of credit did not exceed $3.2 million at any time during the year ended December 29, 2012.

Loan Agreement with DBD Credit Funding, LLC

Concurrent with our amendment of the SVB Credit Agreement, on July 18, 2013 we entered into a loan and security agreement (the “Loan Agreement”) with DBD Credit Funding, LLC, a Delaware limited liability company (the “Lender”), an affiliate of Fortress Investment Group LLC, providing for up to $10 million in term loans and up to $5 million in revolving loans. The term loans are available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans are available at the Lender’s discretion and subject to customary conditions precedent. The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay the our existing consolidated term loan with Silicon Valley Bank. The remainder of such funds will be used to fund the our ongoing working capital needs.

The loans bear interest at a stated fixed rate of 11.0% per annum. During the first eighteen (18) months following the closing date, the payments on the term loans are interest-only at a cash rate of 7.0% per annum and a payment-in-kind deferred cash interest rate of 4.0%, which payment-in-kind interest is capitalized semi-annually, beginning with December 31, 2013. Following the eighteen (18) month interest-only period, the term loans are amortized with 65% of the principal amount due in equal monthly installments over the following eighteen (18) months with a balloon payment equal to 35% of the remaining principal amount of the term loans, plus accrued interest, being payable on July 18, 2016 (the “Maturity Date”).

Patent Monetization Side Letter Agreement

Concurrently with the execution of the Loan Agreement, the Company and an affiliate of the Lender entered into a Patent Monetization Side Letter Agreement with an affiliate of the Lender (the “Letter Agreement”). The Letter Agreement provides, among other things, that the Lender may be entitled to share in certain monetization revenues that we may derive in the future related to its patent portfolio (the “Patent Portfolio”). The Patent Portfolio does not include certain patents relating to the NVvaultTM product line.  Monetization revenues subject to this arrangement include revenues recognized during the seven year term of the Letter Agreement from amounts (whether characterized as settlement payments, license fees, royalties, damages, or otherwise) actually paid to us or our subsidiaries in connection with any assertion of, agreement not to assert, or license of, the Patent Portfolio (in whole or in part) either (A) in consideration of the grant of a license or covenant not sue, or other immunity with respect to the Patent Portfolio, or (B) as a damages award with respect to such assertion of the Patent Portfolio, less (i) actual legal fees and expenses (including fees payable on a contingency basis) and actual court costs paid or payable by us or our subsidiaries in connection with any such assertion and/or grant of a license or covenant not to sue, or other immunity with respect to the Patent Portfolio, provided that such legal fees and expenses shall be capped at forty percent (40%) of such gross, aggregate amounts paid to us, (ii) all reasonable and actual legal fees, filing fees, maintenance fees, annuities, and other reasonable and actual costs and expenses paid or required to be paid by us or our subsidiaries after the effective date in connection with the prosecution, maintenance, and defense of any patents or patent applications within the Patent Portfolio, (iii) reasonable and actual legal fees and reasonable and actual other costs and expenses paid or required to be paid by is or our subsidiaries in connection with the enforcement of any agreement, undertaking, commitment or court order that would generate monetization revenues and the collection thereof, and (iv) reasonable and actual costs of acquisition of patents and patent applications included in the Patent Portfolio that are acquired by or licensed to us or our subsidiaries after the effective date. Monetization revenues also include the value attributable to the Patent Portfolio in any sale of the Company during the seven year term, subject to a maximum amount payable to the Lender. The Letter Agreement also requires that the we use commercially reasonable efforts to pursue opportunities to monetize the Patent Portfolio during the term of the Letter Agreement, provided that we are under no obligation to pursue any such opportunities that we do not deem to be in our best interest. Notwithstanding the foregoing, there can be no assurance that we will be successful in these efforts, and we may expend resources in pursuit of monetization revenues that may not result in any benefit to us.

Sales Agreement with Ascendiant Capital

On November 21, 2011, we entered into a sales agreement with Ascendiant as sales agent. In accordance with the terms of the sales agreement, we were able to issue and sell shares of our common stock having an aggregate offering price of up to $10.0 million. Since November 2011, we have received net proceeds of approximately $6.0 million, including approximately $3.9 million raised through the sale of approximately 1,312,669 shares during the year ended December 29, 2012 and approximately $28,000 through the sale of 24,288 shares during the six months ended June 29, 2013. Sales of shares of our common stock may be made in a series of transactions from time to time as we may direct Ascendiant in sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933. Such sales are made pursuant to our effective $40 million shelf registration statement filed with the SEC in September 2011. We may terminate the sales agreement with Ascendiant at any time. In the event of such termination, we would expect to make available any remaining unsold portion of the $10.0 million in aggregate offering price for other sources of financing that are permitted under the effective shelf registration statement. The sales agreement with Ascendiant does not preclude us from pursuing other sources of financing. We may be limited in our ability to benefit from the agreement with Ascendiant if the volume of our shares traded in the market or the market price of our shares is low.

December 2012 Equity Financing

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

July 2013 Equity Financing

On July 17, 2013, we entered into a definitive securities purchase agreement for the sale of common stock and warrants for gross proceeds of $1.0 million in an additional registered public offering of its securities.  The offering closed on July 19, 2013, and we received estimated net proceeds of $960,000 after deducting commissions and offering costs.  The Offering resulted in the issuance of 1,098,902 shares of our common stock and a warrant to purchase up to an aggregate of 1,098,902 shares of our common stock. The warrant is exercisable as of the date of its issuance, has a term of seven years, and an exercise price of $1.00 per share.  The exercise price and the number of warrant shares issuable upon exercise of warrant is subject to adjustment in the event of, among other things, certain transactions our common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of-company transaction).

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases continue to be a financing alternative that we expect to pursue in the future.

We believe our existing cash balances, borrowing availability under our new bank credit facility, proceeds available under the sales agreement with Ascendiant, borrowing availability under the SVB Credit Agreement and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, should we need additional capital, we may seek to raise capital through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations.

Liquidity

We incurred net losses of approximately $6.0 million and $5.1 million for the six months ended June 29, 2013 and June 30, 2012, respectively, and have an accumulated deficit of approximately $92.8 million as of June 29, 2013. As a result of these continuing losses, we were out of compliance with the tangible net worth debt covenant contained in our credit agreement with Silicon Valley Bank during the fourth quarter of 2012 and the first and second quarters of 2013.

On July 18, 2013, we obtained debt financing of up to $10 million in term loans and up to $5 million in revolving loans from DBD Credit Funding, LLC, a Delaware limited liability company, an affiliate of Fortress Investment Group, LLC.   The first tranche ($6 million) of the debt was drawn immediately and used to pay down all the Silicon Valley Bank term debt and related obligations of approximately $3 million.  The tangible net worth covenant in connection with the credit agreement entered into with Silicon Valley Bank was relaxed as part of the SVB amendment agreement, which also waived certain events of default related to the noncompliance.  The new financing with DBD Credit Funding, LLC does not have fixed charge ratio or tangible net worth covenants, and the loan is interest only for the first 18 months of the 36 month term.

Concurrent with the debt financing, we raised additional net proceeds of approximately $960,000 in a registered public offering of its securities from an institutional investor for the sale of 1,098,902 shares of common stock and a seven-year warrant to purchase 1,098,902 shares of common stock at an exercise price of $1.00 per share.

We raised net proceeds of approximately $3.9 million in the year ended December 29, 2012 and approximately $1.9 million in the year ended December 31, 2011 under a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant”).  We may raise additional funds through our agreement with Ascendiant but may be limited in our ability to benefit from the agreement with Ascendiant if the volume of our shares traded in the market or the market price of its shares remains low.

If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations. While there is no assurance that we can meet our revenue forecasts we anticipate that we can successfully execute our plans and continue operations for at least the next twelve months.

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

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended June 29, 2013.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended June 29, 2013, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•                  the effect of our investments and financing arrangements on our liquidity; and

•                  the other factors described in this “Risk Factors” section and elsewhere in this quarterly report.

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

We believe our existing cash balances, borrowing availability under our bank credit facility, proceeds available under the sales agreement with Ascendiant, borrowing availability under the DBD Credit Funding, LLC agreement, and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we will likely need significant additional capital, which we may seek to raise through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

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

We have incurred a material amount of indebtedness to fund our operations, the terms of which required that we pledge substantially all of our assets as security and that we agree to share certain patent monetization revenues that may accrue in the future.  Our level of indebtedness and the terms of such indebtedness, could adversely affect our operations and liquidity.

We have incurred debt secured by all of our assets under our credit facilities and term loans with DBD Credit Funding, LLC, an affiliate of Fortress Investment Group, LLC (the “Lender”), and Silicon Valley Bank (“SVB”).  Our credit facility with the Lender is secured by a first-priority security interest in our intellectual property assets (other than certain patents and related assets relating to the NVvault product line) and a second priority security interest in substantially all of our other assets.  Our credit facility with SVB is secured by a first priority security interest in all of our assets other than our intellectual property assets, to which SVB has a second priority security interest.  The credit facility with the Lender contains customary representations, warranties and indemnification provisions, as well as affirmative and negative covenants that, among other things restrict our ability to:

•                  incur additional indebtedness or guarantees;

•                  incur liens;

•                  make investments, loans and acquisitions;

•                  consolidate or merge;

•                  sell or exclusively license assets, including capital stock of subsidiaries;

•                  alter our business;

•                  engage in transactions with affiliates; and

•                  pay dividends or make distributions.

The credit facilities also include events of default, including, among other things, payment defaults, breaches of representations, warranties or covenants, certain bankruptcy events, and certain material adverse changes. If we were to default under either credit facility and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate. In the case of a default, the lenders could accelerate our obligations under the credit agreements and exercise their rights to foreclose on their security interests, which would cause substantial harm to our business and prospects.

Incurrence and maintenance of this debt could have material consequences, such as:

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

Concurrently with the execution of the credit facility with the Lender, we entered into a Patent Monetization Side Letter Agreement which provides, among other things, that an affiliate of the Lender may be entitled to share in certain monetization revenues that we may derive in the future related to our patent portfolio (excluding certain patents relating to the NVvaultTM product line).  Monetization revenues subject to this arrangement include revenues recognized during the seven year term of the Letter Agreement from net amounts actually paid to us or our subsidiaries in connection with any assertion of, agreement not to assert, or license of, our patent portfolio.  Monetization revenues subject to the arrangement also include the value attributable to our patent portfolio in any sale of the Company during the seven year term, subject to a maximum amount.  The Letter Agreement also requires that we use commercially reasonable efforts to pursue opportunities to monetize our patent portfolio during the term of the Letter Agreement, provided that we are under no obligation to pursue any such opportunities that we do not deem to be in Company’s best interest in our reasonable business judgment.  Notwithstanding the foregoing, there can be no assurance that we will be successful in these efforts, and we may expend resources in pursuit of monetization revenues that may not result in any benefit to us.  Moreover, the revenue sharing obligation will reduce the benefit we receive from any monetization transactions, which could adversely affect our operating results and would reduce the amounts payable to our stockholders in the event of a sale transaction.

Our revenues and results of operations have been substantially dependent on NVvault™ and we may be unable to replace revenue lost from the rapid decline in NVvault™ sales.

For the six months ended June 29, 2013 and June 30, 2012, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 30% and 66% of total net sales, respectively. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell, and we recognized $912,000 in NVvault™ sales to Dell in the six months ended June 29, 2013, as compared to $15.0 million in the six months ended June 30, 2012. We expect that after product in the supply chain is consumed, we will see modest demand from Dell through 2013, after which sales of NVvault™ products for incorporation into PERC 7 servers will be minimal. In order to leverage our NVvault™ technology and diversify our customer base, we continue to pursue additional qualifications of NVvault™ with other

OEMs. We also introduced EXPRESSvault™ in March 2011 and we continue to pursue qualification of next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other new products such as HyperCloud® and other high-density and high-performance solutions. We may not be successful in marketing any new or enhanced products. If we are not successful in generating sales of other products, the decrease or cessation of sales of NVvault™ products to Dell will significantly reduce our annual revenues and negatively affect our results of operations.

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

We experienced a longer qualification cycle than anticipated with our HyperCloud® memory subsystems, and as of June 29, 2013, we have not generated significant HyperCloud® product revenues relative to our investment in the product. We entered into collaborative agreements with both IBM and HP pursuant to which these OEMs qualified the 16GB and 32GB versions of HyperCloud® for use with their products. In February 2012 and May 2012, we achieved memory qualification of our 16GB HyperCloud® product at IBM and HP, respectively. In September 2012 and July 2013, we achieved memory qualification of our 32GB HyperCloud® product at IBM and HP, respectively.   We and each of the OEMs have committed financial and other resources toward the collaboration. However, the efforts undertaken with each of these collaborative agreements have not resulted in significant product margins for us to date relative to our investment in developing and marketing these products and there is no assurance that we will achieve sufficient revenues or margins from our HyperCloud® products under these arrangements.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 35% and 18% of our net sales in the six months ended June 29, 2013 were to two of our customers. Approximately 74% of our net sales in the six months ended June 30, 2012, were to one of our customers. We currently expect that sales to a limited number of major OEM customers will continue to represent a significant percentage of our net sales for the foreseeable future. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

As is common to the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. Lawsuits claiming that we are infringing others’ intellectual property rights have been and may in the future be brought against us, and we are currently defending against claims of invalidity in the USPTO. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, for a description of our legal contingencies as of June 29, 2013.

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

As of June 29, 2013, we have sold an aggregate of 2,034,027 shares pursuant to the Sales Agreement at a weighted average sales price of $2.95, net of commissions, including 1,312,669 shares during the year ended December 29, 2012 at a weighted average sales price of $2.98 per share and 24,288 shares during the six months ended June 29, 2013 at a weighted average sales price of $1.16 per share. We may terminate the Sales Agreement at any time or it will terminate once proceeds of $10 million have been raised. Whether we choose to consummate future sales under the at-the-market program will depend upon a variety of factors, including, among others, market conditions and the trading price of our common stock relative to other sources of capital. The issuance from time to time of these new shares of common stock through our at-the-market program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of July 31, 2013, approximately 19.3% of our outstanding common stock was held by affiliates, including 19.17% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong and our other executive officers and directors. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

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

Date: August 13, 2013		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)