Form 10-K
period 2013-12-28
NETLIST INC
filed 2014-03-18
CIK 1282631

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

           The aggregate market value of the registrant's common stock held by non-affiliates, based on the closing price of the registrant's common stock as reported on The NASDAQ Global Market on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $21.4 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

           The number of shares outstanding of the registrant's common stock, as of the latest practicable date:

Common Stock, par value $0.001 per share
41,456,286 shares outstanding at February 28, 2014

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

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations concerning matters that are not historical facts, and are generally identified by words such as "believe", "expect", "anticipate", "estimate", "intend", "strategy", "may", "will likely" and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and our actual results could differ materially and adversely from those expressed in any forward-looking statement. These forward-looking statements are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties that are difficult to predict. Important information regarding factors that could cause actual results to differ materially from such expectations is disclosed in this Report, including, without limitation, information under the caption "Risk Factors". These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of the continued decrease in sales to our key customer; our ability to leverage our NVvault™ technology in a more diverse customer base; our need to raise additional capital and our ability to obtain financing; the rapidly-changing nature of technology; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined by the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers' product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the People's Republic of China ("PRC"). Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date made. Except as required by law, we do not undertake any obligation to revise or update any forward-looking statements for any reason.

 PART I

Item 1.    Business

Overview

        We design, manufacture and sell a wide variety of high performance, logic-based memory subsystems for the global datacenter, storage and high-performance computing markets. Our memory subsystems consist of combinations of dynamic random access memory integrated circuits ("DRAM ICs" or "DRAM"), NAND flash memory ("NAND"), application-specific integrated circuits ("ASICs") and other components assembled on printed circuit boards ("PCBs"). We primarily market and sell our products to leading original equipment manufacturer ("OEM") customers. Our solutions are targeted at applications where memory plays a key role in meeting system performance requirements. We leverage a portfolio of proprietary technologbies and design techniques, including combining discrete semiconductor technologies such as DRAM and NAND flash to function as one, efficient planar design, and alternative packaging techniques to deliver memory subsystems with persistence, high density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. Our NVvault™ product is the first to offer both DRAM and NAND in a standard form factor memory subsystem as a persistent dual-in line memory module ("DIMM") in mission critical applications.

        We were incorporated in Delaware in June 2000 and commenced operations in September 2000. Our principal executive offices are located at 175 Technology Drive, Suite 150, Irvine, California 92618

and our telephone number at that address is (949) 435-0025. Our website address is http://www.netlist.com. The information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website.

Intellectual Property and Licensing

        Our high performance memory subsystems are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. We expect to generate a portion of our revenues with these types of licensing arrangements.

        As of December 28, 2013, we had 40 U.S. patents issued and 31 U.S. and foreign patent applications pending. Assuming that they are properly maintained, our patents will expire at various dates between 2022 and 2029. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner also will continue to be important factors in developing and maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our existing patents or pending patent applications.

Litigation & Patent Reexamination

        We own numerous patents and continue to enlarge and strengthen our patent portfolios which cover different aspects of our technology innovations with various claim scopes. We plan to generate revenue by selling or licensing our technology, and intend to vigorously enforce our patent rights against infringers. We dedicate substantial resources in protecting our intellectual property, including efforts to defend our patents against challenges made by way of reexamination proceedings at the USPTO. These activities are likely to continue for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful. We also are subject to litigation claims that we have infringed on the intellectual property of others, against which we intend to defend vigorously.

Our Products

  HyperCloud ®

        Our HyperCloud® technology incorporates our patented rank multiplication technology that increases memory capacity and our patented load reduction technology that increases memory bandwidth. We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing.

  Vault

        We were the first to develop and market memory subsystems that incorporate both DRAM and NAND in a single NVvault™ persistent DIMM solution for backup of volatile data to non-volatile NAND. NVvault™ is desirable for mission critical backups during power interruption in Redundant Array of Independent Disks ("RAID") and main memory for Cloud, Big Data, on-line banking and other real time applications. NVvault™ is incorporated in our EXPRESSvault PCIe solution for both acceleration and backup in storage applications.

        Our NVvault™ product line consists primarily of battery-free and battery-powered flash backed cache memory subsystem targeting RAID storage, application acceleration and mission critical data integrityapplications. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. The NVvault™ products have historically been sold primarily to Dell, for incorporation in its PERC 7 server products. Following Intel's launch of its Romley platform in the first quarter of 2012, we have experienced a steady decline in NVvault™ sales to Dell. Sales of NVvault™ products to Dell totaled $5.5 million and $15.7 million for the years ended December 28, 2013 and December 29, 2012, respectively. We expect minimal demand for Dell DDR2 NVvault™ in 2014.

        In order to leverage our NVvault™ technology into a more diverse customer base, we continue to pursue additional qualifications of next generation DDR3 NVvault™ with other customers. We introduced EXPRESSvault™ in March 2011, and are currently qualified with multiple customers and continue to pursue qualifications with new customers. However, our efforts may not result in significant revenues from the sale of NVvault™ products.

  Specialty Memory Modules and Flash-Based Products

        The remainder of our revenue is primarily from OEM sales of specialty memory modules and flash-based products, the majority of which are utilized in data center and industrial applications. When developing custom modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit. Revenues from our specialty modules and flash-based products are subject to fluctuation as a result of the life cycles of the products into which our modules are incorporated. Our ability to continue to produce revenues from specialty memory modules and flash-based products is dependent on our ability to qualify our products on new platforms as current platforms reach the end of their lifecycles, and on the state of the global economy.

Technology

        We have a portfolio of proprietary technologies and design techniques and have assembled an engineering team with expertise in semiconductors, printed circuit boards, memory subsystem and system design. Our technology competencies include:

        IC Design Expertise.    We have designed special algorithms that can be implemented in stand-alone integrated circuits or integrated into other functional blocks in ASICs. We utilize these algorithms in the HyperCloud ® chipset to incorporate rank multiplication and load reduction functionality. We also incorporate these algorithms in our NVvault TM product line of RDIMMS.

        NVvault™.    We were the first to develop and market memory subsystems that incorporate both DRAM and NAND flash in a single NVvault™ persistent DIMM solution for backup of volatile DRAM data to non-volatile NAND. NVvault™ combines the best attributes of DRAM; speed, durability and reliability with high densities, lower power and lowest costs provided by NAND to provide application acceleration and mission critical backup during power interruption for cloud infrastructure, virtualization, analytics and database applications. NVvault™ is incorporated in our EXPRESSvault PCIe solution for both acceleration and backup in storage applications.

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

        Planar-X Designs.    Our patented Planar-X circuit design provides additional board space for a large number of DRAM components. This enables us to produce higher capacity RDIMM modules, such as our 32GB two-virtual rank HyperCloud ® RDIMM, at a lower cost by allowing us to use standard, currently available 4GB DRAM technology.

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

Customers

        During the year we primarily marketed and sold our products to leading OEMs in the server, storage and communications markets. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Net sales to our two largest customers, Dell and IBM, represented approximately 45% and 15% of our net sales in 2013, respectively. Dell and IBM represented approximately 60% and 18% of our net sales in 2012, respectively. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers ("EMSs"), for incorporation into products manufactured exclusively for the OEM customer or, in some instances, to facilitate credit and logistics. These net sales to EMSs have historically fluctuated period to period as a portion of the total net sales to the OEM customers. Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name of Foxconn that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 74% and 87% of net sales to Dell for 2013 and 2012, respectively. Net sales to Kingston Technology, an EMS manufacturer for IBM, represented approximately 29% and 62% of net sales to IBM for 2013 and 2012, respectively. For further information regarding our sales to our OEM customer base, please refer to Note 12 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

        The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. For example, we have experienced a significant decline in sales of our NVvault™ sales to Dell following its launch of servers incorporating Intel's Romley platform. We expect that after product in the supply chain is consumed, sales of NVvault™ products for incorporation into PERC 7 servers will be minimal. This reduction in sales is expected to continue to have a significant impact on our revenue and gross profit.

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

Manufacturing

        We manufacture substantially all of our products at our facilities in Suzhou in the People's Republic of China (the "PRC"). Our advanced engineering and design capabilities, combined with our in-house manufacturing processes, allow us to assemble our memory subsystems reliably and in high volume. Our advanced, customized manufacturing facilities are capable of surface mount assembly, subsystem testing, system-level burn-in testing, programming, marking, labeling and packaging. At each stage of the production cycle, including product prototyping, qualification sample production and high-volume manufacturing and delivery, we focus on providing our customers with rapid response and short manufacturing turn-around times. Manufacturing cycle times for our products are typically one week or less, and in some cases as few as two days, from receipt of order.

        We acquire components and materials such as ASICs, DRAM ICs and NAND directly from integrated circuit manufacturers and assemble them into finished subsystems. We believe that one of our key strengths is the efficient procurement and management of components for our subsystems, which benefits our customers in the form of lower costs and increased product availability. We have a limited number of suppliers, including SK hynix Semiconductor America and Samsung Semiconductor, Inc., each of which have comprised more than 10% of our total purchases in both of 2013 and 2012. For further information regarding our supplier concentrations, refer to Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report. We have developed strong supplier relationships with these and other key DRAM IC and NAND manufacturers, which we believe gives us direct and ready access to the critical components that we need for our production activities. We typically qualify our products with our customers using multiple manufacturers of DRAM ICs and NAND. The flexibility to choose from several DRAM IC and NAND providers allows us to minimize product cost and maximize product availability. Our HyperCloud® RDIMM contains an ASIC chipset component. We intend to procure these ASICs from multiple integrated circuit vendors.

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

        We are certified in ISO 9001:2008 Quality Management Systems and ISO 14001:2004 Environmental Management Standards.

Competition

        Our products are primarily targeted for the server, high performance computing and communications markets. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs. We face competition from DRAM suppliers, including SK hynix, Samsung and Micron for many of our products, including HyperCloud®. Our primary competitors for the rest of our product lines are mainly memory module providers such as STEC, SMART Modular Technologies, Inc., Agigatech, and Viking Interworks, a division of Sanmina-SCI Corporation. We also face potential direct or indirect competition from logic suppliers such as Inphi, IDT, Montage and Texas Instruments. As we enter new markets and pursue additional applications for our products, we may face competition from a larger number of competitors that produce solutions utilizing similar or competing technologies.

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

Research and Development

        The market for high performance memory subsystems is constantly changing and therefore continuous development of new technology, processes and product innovation is mandatory to be successful as a leading supplier. We believe that the continued and timely development of new products and improvement of existing products are critical to maintaining our competitive position. Our team of engineers focuses on developing custom semiconductor logic devices, hybrid memory, DRAM and NAND flash products with innovative packaging solutions, improved electrical signal integrity and thermal characteristics that enhances reliability over the life of the system and achieves higher speeds and lowers power consumption. Also, our engineers incorporate various new techniques and methodologies for testing as well as new processes for manufacturing our products.

        Our engineering staff closely engages with our customers and their engineering teams at early stages in their system development. This collaboration allows our engineers to understand the customer's system architecture, power budget, operating environment such as air flow and operating temperature and any mechanical constraints. Our engineers use this information to provide guidance and solutions to implement optimum memory subsystems to our customers. An important aspect of our research and development effort is to understand the challenges faced by our customers and provide cost effective solutions that satisfy their requirements by utilizing our industry knowledge, proprietary technologies and technical expertise.

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

        We believe that to remain competitive we must continue to focus on developing advanced memory technologies. We have invested significant resources in the design of custom semiconductor logic devices. These logic devices are integrated into our next-generation memory subsystems in order to improve their performance. For example, our HyperCloud® logic devices enable our DRAM-based subsystems to achieve higher speeds and address greater memory capacity at a lower price point than currently available products in the market. Logic devices in our NVvault™ hybrid memory product enable DRAM and flash memory to be efficiently combined for the purposes of accelerating system performance and providing mission critical back up. The development of these semiconductor devices are an important part of our overall effort to maintain a strong competitive position in our industry based on advanced memory technologies.

        Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them. Our total expenditures for research and development were approximately $6.7 million and $12.8 million for 2013 and 2012, respectively.

Intellectual Property and Licensing

        Our high performance memory subsystems are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. We expect to generate a portion of our revenues with these types of licensing arrangements.

        As of December 28, 2013, we had 40 U.S. patents issued and 31 U.S. and foreign patent applications pending. Assuming that they are properly maintained, our patents will expire at various dates between 2022 and 2029. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner also will continue to be important factors in developing and maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our existing patents or pending patent applications.

Employees

        At December 28, 2013, we had approximately 124 employees (including 73 regular employees and 51 temporary employees). Approximately 23 of the regular employees were located in the U.S., and approximately 50 were located in in the PRC. We had 54 employees in operations, 10 employees in research and development, 3 employees in sales and marketing, and 6 employees engaged in other administrative functions. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

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

Item 1A.    Risk Factors

        You should consider each of the following factors as well as the other information in this Report in evaluating our business and our prospects. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. If any of the events described below were to occur, our financial condition, our ability to access capital resources, our results of operations and/or our future growth prospects could be materially and adversely affected and the market price of our common stock could decline. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Report, including our consolidated financial statements and related notes.

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

  •
  our inability to develop new or enhanced products that achieve customer or market acceptance in a timely manner, including our HyperCloud ® memory module, NVvault family of products and our flash-based memory products;

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

  •
  the effect of our investments and financing arrangements on our liquidity; and

  •
  the other factors described in this "Risk Factors" section and elsewhere in this quarterly report.

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

        Since the inception of our business in 2000, we have only experienced one fiscal year (2006) with profitable results. In order to regain profitability, or to achieve and sustain positive cash flows from operations in the future, we must further reduce operating expenses and/or increase our revenues and gross margins. Although we have in the past engaged in a series of cost reduction actions, and believe that we could reduce our current level of expenses through elimination or reduction of strategic initiatives, such expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve profitability will depend on increased revenue growth from, among other things, increased demand for our memory subsystems and related product offerings, as well as our ability to expand into new and emerging markets. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved, on a quarterly or annual basis in the future.

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

        We believe our existing cash balances, borrowing availability under our bank credit facility with Silicon Valley Bank ("SVB"), borrowing availability under our loan agreement with DBD Credit Funding, LLC, an affiliate of Fortress Investment Group, LLC (the "DBD"), and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need significant additional capital, which we may seek to raise through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities and patent infringement litigation, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

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

We have incurred a material amount of indebtedness to fund our operations, the terms of which requires that we pledge substantially all of our assets as security and that we agree to share certain patent monetization revenues that may accrue in the future. Our level of indebtedness and the terms of such indebtedness, could adversely affect our operations and liquidity.

        We have incurred debt secured by all of our assets under our credit facilities and term loans with DBD and SVB. Our credit facility with DBD is secured by a first-priority security interest in our intellectual property assets (other than certain patents and related assets relating to the NVvault™ product line) and a second priority security interest in substantially all of our other assets. Our credit facility with SVB is secured by a first priority security interest in all of our assets other than our intellectual property assets, to which SVB has a second priority security interest. The credit facility with DBD contains customary representations, warranties and indemnification provisions, as well as affirmative and negative covenants that, among other things restrict our ability to:

  •
  incur additional indebtedness or guarantees;

  •
  incur liens;

  •
  make investments, loans and acquisitions;

  •
  consolidate or merge

  •
  sell or exclusively license assets, including capital stock of subsidiaries;

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

        Concurrently with the execution of the credit facility with DBD, we entered into a Patent Monetization Side Letter Agreement which provides, among other things, that an affiliate of DBD may be entitled to share in certain monetization revenues that we may derive in the future related to our patent portfolio (excluding certain patents relating to the NVvault™ product line). Monetization revenues subject to this arrangement include revenues recognized during the seven year term of the Letter Agreement from net amounts actually paid to us or our subsidiaries in connection with any assertion of, agreement not to assert, or license of, our patent portfolio. Monetization revenues subject to the arrangement also include the value attributable to our patent portfolio in any sale of the Company during the seven year term, subject to a maximum amount. The Letter Agreement also requires that we use commercially reasonable efforts to pursue opportunities to monetize our patent portfolio during the term of the Letter Agreement, provided that we are under no obligation to pursue any such opportunities that we do not deem to be in our best interest in our reasonable business judgment. Notwithstanding the foregoing, there can be no assurance that we will be successful in these efforts, and we may expend resources in pursuit of monetization revenues that may not result in any benefit to us. Moreover, the revenue sharing obligation will reduce the benefit we receive from any monetization transactions, which could adversely affect our operating results and would reduce the amounts payable to our stockholders in the event of a sale transaction.

Our revenues and results of operations have been substantially dependent on NVvault™ and we may be unable to replace revenue lost from the rapid decline in NVvault™ sales.

        For the fiscal years ended December 28, 2013 and December 29, 2012, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 39% and 51% of total net sales, respectively. Following Intel's launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell, and we recognized $5.5 million in NVvault™ sales to Dell in the fiscal year ended December 28, 2013, as compared to $15.7 million in the fiscal year ended December 29, 2012. We expect that after product in the supply chain is consumed, sales of NVvault™ products for incorporation into PERC 7 servers will be minimal. In order to leverage our NVvault™ technology and diversify our customer base, we continue to pursue additional qualifications of NVvault™ with other OEMs. We also introduced EXPRESSvault™ in March 2011, and we continue to pursue qualification of next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other new products such as HyperCloud® and other high-density and high-performance solutions. We may not be successful in marketing any new or enhanced products. If we are not successful in generating sales of other products, the decrease or cessation of sales of NVvault™ products to Dell will significantly reduce our annual revenues and negatively affect our results of operations.

We are subject to risks relating to our focus on developing our HyperCloud ® product and lack of market diversification.

        We have historically derived a substantial portion of our net sales from sales of our high performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for a significant portion of our net sales in the near term. Continued market acceptance of these products for use in servers is critical to our success.

        In an attempt to set our products apart from those of our competitors, we have invested a significant portion of our research and development budget into the design of ASIC devices, including the HyperCloud ® memory subsystem, introduced in November 2009. This design and the products it is incorporated into are subject to increased risks as compared to our other products. For example:

  •
  we may be unable to achieve customer or market acceptance of the HyperCloud ® memory subsystem or other new products, or achieve such acceptance in a timely manner;

  •
  the HyperCloud ® memory subsystem or other new products may contain currently undiscovered flaws, the correction of which would result in increased costs and time to market;

  •
  we are dependent on a limited number of suppliers for both the DRAM ICs and the ASIC devices that are essential to the functionality of the HyperCloud ® memory subsystem, and could experience supply chain disruption as a result of business issues that are specific to our suppliers or the industry as a whole; and

  •
  we are required to demonstrate the quality and reliability of the HyperCloud ® memory subsystem or other new products to our customers, and are required to qualify these new products with our customers, both of which have required and will continue to require a significant investment of time and resources prior to the receipt of any revenue from such customers.

        We have experienced a longer qualification cycle than anticipated with our HyperCloud® memory subsystems, and as a result, we have not generated significant HyperCloud® product revenues to date relative to our investment in the product. We entered into collaborative agreements with both IBM and HP pursuant to which these OEMs qualified the 16GB and 32GB versions of HyperCloud® for use with their products. In February 2012 and May 2012, we achieved memory qualification of our 16GB HyperCloud® product at IBM and HP, respectively. In September 2012 and July 2013, we achieved memory qualification of our 32GB HyperCloud® product at IBM and HP, respectively. While we and each of the OEMs committed financial and other resources toward the collaboration, the efforts undertaken with each of these collaborative agreements have not resulted in significant product margins for us to date relative to our investment in developing and marketing these products, and there is no assurance that we will achieve sufficient revenues or margins from our HyperCloud® products under these arrangements.

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

        We must devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with prospective customers in anticipation of sales. Significant delays in the qualification process, such as those experienced with our HyperCloud ® product, could result in an inability to keep up with rapid technology change or new, competitive technologies. If we delay or do not succeed in qualifying a product with an existing or prospective customer, we will not be able to sell that product to that customer, which may result in our holding excess and obsolete inventory and harm our operating results and business.

Sales to a limited number of customers represent a significant portion of our net sales and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

        Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 45% and 15% and 60% and 18% of our net sales in the fiscal years ended December 28, 2013 and December 29, 2012, respectively, were to two of our customers. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

        Our target markets are characterized by a limited number of large companies. Consolidation in one or more of our target markets may further increase this industry concentration. As a result, we anticipate that sales of our products will continue to be concentrated among a limited number of large customers in the foreseeable future. We believe that our financial results will depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these potential customers. Even if we establish and successfully maintain these relationships, our financial results will be largely dependent on these customers' sales and business results.

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

        We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of December 28, 2013, we had 40 U.S. patents issued. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

        If some or all of the claims in our patent applications are not allowed, or if any of our intellectual property protections are limited in scope by the USPTO or by a court or circumvented by others, we could face increased competition with regard to our products. Increased competition could significantly harm our business and our operating results.

We are involved in and expect to continue to be involved in costly legal and administrative proceedings to defend against claims that we infringe the intellectual property rights of others or to enforce or protect our intellectual property rights.

        As is common to the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. Lawsuits claiming that we are infringing others' intellectual property rights have been and may in the future be brought against us, and we are currently defending against claims of invalidity in the USPTO. See Note 9 of Notes to Consolidated Financial Statements, included in the Report, for a more detailed description of our legal contingencies.

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

        Our ability to fulfill customer orders or produce qualification samples is dependent on a sufficient supply of DRAM ICs and NAND, which are essential components of our memory subsystems. We are also dependent on a sufficient supply of custom ASIC devices to produce our HyperCloud ® memory modules. There are a relatively small number of suppliers of DRAM ICs and NAND, and we purchase from only a subset of these suppliers. We have no long-term DRAM or NAND supply contracts. Additionally, we could face obstacles in moving production of our ASIC components away from our current design and production partners. Our dependence on a small number of suppliers and the lack of any guaranteed sources of ASIC components, DRAM and NAND supply expose us to several risks, including the inability to obtain an adequate supply of these important components, price increases, delivery delays and poor quality.

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

        We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of December 28, 2013, we had 40 U.S. patents issued. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

        If some or all of the claims in our patent applications are not allowed, or if any of our intellectual property protections are limited in scope by the USPTO or by a court or circumvented by others, we could face increased competition with regard to our products. Increased competition could significantly harm our business and our operating results.

We are involved in and expect to continue to be involved in costly legal and administrative proceedings to defend against claims that we infringe the intellectual property rights of others or to enforce or protect our intellectual property rights.

        As is common to the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. Lawsuits claiming that we are infringing others' intellectual property rights have been and may in the future be brought against us, and we are currently defending against claims of invalidity in the USPTO. See Note 9 of Notes to the Consolidated Financial Statements, for a more detailed description of our legal contingencies as of December 28, 2013.

        The process of obtaining and protecting patents is inherently uncertain. In addition to the patent issuance process established by law and the procedures of the USPTO, we must comply with Joint Electron Device Engineering Council ("JEDEC") administrative procedures in protecting our intellectual property within its industry standard setting process. These procedures evolve over time, are subject to variability in their application, and may be inconsistent with each other. Failure to comply with JEDEC's administrative procedures could jeopardize our ability to claim that our patents have been infringed.

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

        From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any of these actions could have a material adverse effect on our business, results of operations or financial condition.

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

        Since 2009, substantially all of our world-wide manufacturing production has been performed at our manufacturing facility in the PRC. Language and cultural differences, as well as the geographic distance from our headquarters in Irvine, California, further compound the difficulties of running a manufacturing operation in the PRC. Our management has limited experience in creating or overseeing foreign operations, and this facility may divert substantial amounts of their time. We may not be able to maintain control over product quality, delivery schedules, manufacturing yields and costs. Furthermore, the costs related to having excess capacity have in the past and may in the future continue to have an adverse impact on our gross margins and operating results.

        We manage a local workforce that may subject us to regulatory uncertainties. Changes in the labor laws of the PRC could increase the cost of employing the local workforce. The increased industrialization of the PRC, as well as general economic and political conditions in the PRC, could also increase the price of local labor. Any or a combination of these factors could negatively impact the cost savings we currently enjoy from having our manufacturing facility in the PRC.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as Section 404, require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

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

        Any future growth may strain our resources, management information and telecommunication systems, and operational and financial controls. To manage future growth effectively, including any expansion of volume in our manufacturing facility in the PRC, we must be able to improve and expand our systems and controls. We may not be able to do this in a timely or cost-effective manner, and our current systems and controls may not be adequate to support our future operations. In addition, our officers have relatively limited experience in managing a rapidly growing business. As a result, they may not be able to provide the guidance necessary to manage future growth or maintain future market position. Any failure to manage our growth or improve or expand our existing systems and controls, or unexpected difficulties in doing so, could harm our business.

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

        As of February 28, 2014, approximately 14.7% of our outstanding common stock was held by affiliates, including 14.6% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

  •
  sales of our newly issued common stock or other securities associated with our $40 million effective shelf registration, or the perception that such sales may occur;

  •
  general financial and other market conditions; and

  •
  changing and recently volatile domestic and international economic conditions.

        In addition, shares of our common stock and the public stock markets in general have experienced, and may continue to experience, extreme price and trading volume volatility. These fluctuations may adversely affect the market price of our common stock and a stockholder's ability to sell their shares into the market at the desired time or at the desired price.

        In 2007, following a drop in the market price of our common stock, securities litigation was initiated against us. Given the historic volatility of our industry, we may become engaged in this type of litigation in the future. Securities litigation is expensive and time-consuming.

Item 2.    Properties

        Our corporate headquarters is located in approximately 8,203 square feet of space in Irvine, California, under a lease that expires in October 2016. We also currently lease approximately 42,200 square feet of space for our manufacturing facility in the PRC. This lease expires in March 2017.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on The NASDAQ Global Market under the trading symbol "NLST" on November 30, 2006, and was not publicly traded prior to that date. The following table sets forth the high and low sale prices for our common stock on the NASDAQ Global Market for the periods indicated:

	High	Low
Year Ended December 28, 2013
Fourth Quarter	$1.05	$0.53
Third Quarter	1.20	0.75
Second Quarter	1.29	0.51
First Quarter	0.87	0.61
Year Ended December 29, 2012
Fourth Quarter	$1.32	$0.65
Third Quarter	2.32	1.20
Second Quarter	3.55	2.08
First Quarter	4.24	2.41

        As of February 28, 2014 there were approximately 34 holders of record of our common shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

        Our board of directors and stockholders previously approved our Amended and Restated 2000 Equity Incentive Plan and our Amended and Restated 2006 Equity Incentive Plan. Except as listed in the table below, as of December 28, 2013, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of December 28, 2013 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,495,226	$3.28	753,010	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	5,495,226	$3.28	753,010

(1)
Subject to certain adjustments, on December 28, 2013, we currently are able to issue a maximum of 6,605,566 shares of common stock pursuant to awards granted under our Amended and Restated 2006 Equity Incentive Plan. That maximum number will automatically increase on the first day of each calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions.

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

        This report contains forward-looking statements regarding future events and our future performance. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected. These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of the continued decrease in sales to one of our key customer; our ability to leverage our NVvault™ technology into a more diverse customer base; our need to raise additional capital and our ability to obtain financing when necessary; the rapidly-changing nature of technology; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined by the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers' product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC. Other risks and uncertainties are described under the heading "Risk Factors" in Part I, Item IA of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

        We design, manufacture and sell a wide variety of high-performance, logic-based memory subsystems for the global datacenter, storage and high-performance computing markets. Our memory subsystems consist of combinations of dynamic random access memory integrated circuits ("DRAM ICs" or "DRAM"), NAND flash memory ("NAND"), application specific integrated circuits ("ASICs") and other components assembled on printed circuit boards ("PCBs"). We primarily market and sell our products to leading original equipment manufacturer ("OEM") customers. Our solutions are targeted at applications where memory plays a key role in meeting system performance requirements. We leverage a portfolio of proprietary technologies and design techniques, including combining discrete semiconductor technologies such as DRAM and NAND flash to function as one, efficient planar design an alternative packaging techniques to deliver memory subsystems with persistence, high density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit.

        In November 2009, we introduced HyperCloud® DDR3 memory technology. HyperCloud® utilizes an ASIC chipset that incorporates Netlist patented rank multiplication technology that increases memory capacity and load reduction technology that increases memory bandwidth. We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real-time data analytics, and high performance computing. In November 2011, we introduced the world's first 32GB two-virtual rank RDIMM incorporating HyperCloud® technology. The new memory modules enable up to 768GB of DRAM memory in two-processor servers.

        Also in November 2011, we announced collaborative agreements with each of Hewlett-Packard Company ("HP") and International Business Machines ("IBM"), pursuant to which these OEMs have cooperated with us in efforts to qualify HyperCloud® memory products for use with their respective products. In February 2012 and May 2012, we achieved memory qualification of HyperCloud® at IBM and HP, respectively. While we and each of the OEMs committed financial and other resources toward the collaboration, the efforts undertaken under these collaborative agreements have not resulted in significant revenues and product margins for us to date relative to our investment in developing and marketing this product.

        Our NVvault™ product was the first to offer both DRAM and NAND in a standard form factor memory subsystem as a persistent dual in line memory module ("DIMM") in mission critical applications. The NVvault™ product line historically consisted of battery-free and battery-powered cache memory subsystem targeting RAID storage applications. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. The NVvault™ products have historically been sold primarily to Dell, most recently for incorporation in its PERC 7 server products. Following Intel's launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell. Sales of NVvault™ products to Dell totaled $5.5 million and $15.7 million for the years ended December 28, 2013 and December 29, 2012, respectively. We expect that future sales of NVvault™ products for incorporation into PERC 7 servers will be minimal.

        Beginning in 2014, NVvault will be utilized in DDR3 and DDR4 main memory sockets for application performance and data integrity. In order to leverage our NVvault™ technology into a more diverse customer base, we continue to pursue additional qualifications of NVvault™ with other customers. We also introduced EXPRESSvault™ in March 2011, and continue to pursue qualifications of next generation DDR3 NVvault™ with customers. However, our efforts may not result in significant revenues from the sale of NVvault™ products.

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

        Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Two customers represented approximately 45% and 15% of our net sales in 2013 and 60% and 18% of our net sales in 2012, respectively.

Key Business Metrics

        The following describes certain line items in our consolidated statements of comprehensive loss that are important to management's assessment of our financial performance:

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

        Cost of Sales.    Our cost of sales includes the cost of materials, labor and other manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation, and occupancy costs and other allocated fixed costs. The DRAM ICs and NAND incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs and NAND. We attempt to pass through such DRAM IC and NAND flash memory cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs and NAND, which affects gross margins. The gross margin on our sales of excess component DRAM IC and NAND inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, fluctuations in DRAM IC and NAND inventory sales as a percentage of our overall sales could impact our overall gross margin. We assess the valuation of our inventories on a quarterly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or net realizable value.

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

        Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling effort is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. In order to conserve capital resources in light of the year over year revenue decline, we have reduced our selling, general and administrative expenditures by eliminating headcount and other related expenses.

Recent Developments

  Public Offering of Common Stock

        On February 11, 2014, we completed a registered firm commitment underwritten public offering (the "Offering") of shares of our common stock, par value $0.001 per share ("Common Stock"). In the Offering, we issued and sold to Craig-Hallum Capital Group LLC (the "Underwriter") 8,680,775 shares of Common Stock pursuant to an underwriting agreement (the "Underwriting Agreement"), dated as of February 6, 2014, by and between the Company and the Underwriter, at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter's exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the offering was $1.30 per share. The net proceeds from the Offering were approximately $10.2 million, after deducting underwriting discounts and commissions and estimated offering expenses.

  Exercise of Warrant

        On February 3, 2014, the holder of a warrant issued in December 2012 purchased 750,000 shares of Common Stock upon exercise of the warrant at a purchase price of $0.89 per share, resulting in proceeds to us of $667,500.

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

        In accordance with ASC Topic 718, employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Given that stock-based compensation expense recognized in the consolidated statements of comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated average forfeiture rates are based on historical forfeiture experience and estimated future forfeitures.

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

        Income Taxes.    Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the condensed consolidated financial statements, calculated at enacted tax rates for expected periods of realization. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Because we have operated at a loss for an extended period of time, we did not recognize deferred tax assets related to losses incurred in 2013 or 2012. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record an income tax benefit or a reduction to income tax expense in the period of such realization.

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

Results of Operations

        The following table sets forth our consolidated statements of comprehensive loss as a percentage of net sales for the years indicated:

	Year Ended
	December 28, 2013	December 29, 2012
Net sales	100%	100%
Cost of sales	87	75

Gross profit	13	25

Operating expenses:
Research and development	29	35
Selling, general and administrative	27	27

Total operating expenses	56	62

Operating loss	(43)	(37)

Other expense, net:
Interest expense, net	(4)	(1)
Other income (expense), net	—	—

Total other expense, net	(4)	(1)
Loss before income tax benefit	(47)	(38)
Provision (benefit) for income taxes	—	—

Net loss	(47)%	(38)%

Year Ended December 28, 2013 Compared to the Year Ended December 29, 2012 Net Sales, Cost of Sales and Gross Profit.

        The following table presents net sales, cost of sales and gross profit for the years ended December 28, 2013 and December 29, 2012 (in thousands, except percentages):

	Year Ended
	December 28, 2013	December 29, 2012	Change	% Change
Net sales	$23,048	$36,873	$(13,825)	(37)%
Cost of sales	19,943	27,474	(7,531)	(27)%

Gross profit	$3,105	$9,399	$(6,294)	(67)%

Gross margin	13.5%	25.5%	(12.0)%

        Net Sales.    The decrease in net sales for 2013 as compared with 2012 resulted primarily from decreases of approximately (i)  $4.7 million in sales of NVvault™ non-volatile cache systems to Dell, (ii) $5.6 million of PERC sales to Dell, (iii) $2.1 million of specialty sales primarily used in industrial applications as customers slowed production as a result of the product nearing the end of its life (iv) $1.0 million in sales of HyperCloud® and (v) $1.8 million of VLP sales. These decreases were partially offset by an increase of $1.1 million in sales of flash products and an increase of $0.3 million of NVvault™ and PERC sales to customers other than Dell.

        Approximately 61% and 83% of our NVvault™ sales were made to Dell in 2013 and 2012, respectively. Following Intel's launch of its Romley platform in the first quarter of 2012, we experienced a rapid decline in DDR2 NVvault™ sales to Dell. We expect that after product in the supply chain is consumed, sales of NVvault™ products for incorporation into PERC 7 servers will be minimal. This reduction in sales is expected to continue to have a significant impact on our revenue and gross profit. We expect an increasing percentage of our revenue to come from sales of DDR2 NVvault, of DDR3 NVvault ExpressVault and Flash to a more diverse customer base.

        Gross Profit and Gross Margin.    The decrease in gross profits for 2013 as compared to 2012 is primarily the result of our absorption of fixed overhead costs over a lower revenue base and changes in our product mix as PERC and NVvault™ sales to Dell continue towards end of life.

  Research and Development.

        The following table presents research and development expenses for the years ended December 28, 2013 and December 29, 2012 (in thousands, except percentages):

	Year Ended
	December 28, 2013	December 29, 2012	Change	% Change
Research and development	$6,683	$12,845	$(6,162)	(48)%

        The decrease in research and development expense for 2013 as compared to 2012 resulted primarily from decreases of (i) $3.8 million in internal engineering headcount costs and related overhead and travel expenses (ii) $1.3 million in material expenses related to product builds and testing (iii) $0.9 million in non-recurring engineering charges for supply partners engaged in new product development activities and (iv) $0.2 million in professional and outside services.

  Selling, General and Administrative.

        The following table presents selling, general and administrative expenses for the years ended December 28, 2013 and December 29, 2012 (in thousands, except percentages):

	Year Ended
	December 28, 2013	December 29, 2012	Change	% Change
Selling, general and administrative	$6,267	$10,075	$(3,808)	(38)%

        Selling, general and administrative expenses decreased by approximately $3.8 million in 2013 as compared to 2012. These decreases were primarily due to reductions of (i) $2.7 million in headcount costs, commissions and related overhead and travel expenses, (ii) $0.6 million in advertising and product evaluation expenses and (iii) $0.5 million in outside consultants and sales representatives.

  Other Expense, Net.

        The following table presents other expense, net for the years ended December 28, 2013 and December 29, 2012 (in thousands, except percentages):

	Year Ended
	December 28, 2013	December 29, 2012	Change	% Change
Interest expense, net	$(932)	$(338)	$(594)	176%
Realized loss on sale of marketable securities reclassified from other comprehensive loss	—	(56)	56	(100)%
Other income (expense), net	20	(78)	98	(126)%

Total other expense, net	$(912)	$(472)	$(440)	93%

        The change in interest expense for 2013 as compared to 2012 is primarily due to (i) increased interest charges payable to Silicon Valley Bank as a result of the bank forbearance agreements negotiated in the second quarter of 2013, (ii) an increase in interest expense related to our new term loan with Silicon Valley Bank, and (iii) the amortization of debt discount and debt issuance costs associated with the loan we received on July 18, 2013 pursuant to our new term debt with DBD.

        The change in other income (expense), net, for 2013, as compared to 2012 was primarily the result of a realized loss in 2012 of $85,000 from the sale of an auction rate security that was purchased in 2008 and a loss on disposal of an asset no longer in use for $52,000 in 2012. There were no similar events in 2013.

  Income Tax Provision (Benefit).

        The following table presents the provision (benefit) for income taxes for the years ended December 28, 2013 and December 29, 2012 (in thousands, except percentages):

Year Ended
December 28, 2013	December 29, 2012	Change	% Change
$9	$(12)	$21	(175)%

        The federal statutory rate was 35% for 2013 and 2012. In both 2013 and 2012, we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carry-forwards. In 2013 and 2012, our effective tax rate differed from the 35% statutory rate primarily due to the valuation allowance on newly generated loss carry-forwards. For further discussion see Note 8 to the Consolidated Financial Statements included in Part IV, Item 15 of this Report.

        We reduced our unrecognized tax benefits by approximately $22,000 during 2012, as a result of a lapse in a federal statute of limitations, resulting in an income tax benefit.

Liquidity and Capital Resources

        We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit and term loans under our bank credit facility and capitalized lease obligations.

  Working Capital, Cash and Cash Equivalents, and Marketable Securities.

        The following table presents working capital, cash and cash equivalents and investments in marketable securities (in thousands):

	December 28, 2013	December 29, 2012
Working capital	$10,647	$11,116

Cash and cash equivalents(1)	$6,701	$7,755
Investments in marketable securities	—	$415

	$6,701	$8,170

(1)
Included in working capital

        Our working capital decreased in 2013 primarily as a result of reductions of (i) inventory levels by approximately $4.8 million (ii) cash and cash equivalents and restricted cash of $0.4 million and

(iii) prepaid expenses of $0.1 million from the amortization of market development funds. These decreases were partially offset by an increase of accounts receivable of approximately $1.5 million and the reduction in the current portion of long term debt of $3.5 million primarily due to re-classification of term debt from current to long term as a result of our loan agreement with DBD and the payment in full of our term loan with SVB.

        As a result of the completion of the Offering described above, and the receipt of net proceeds of approximately $10.2 million, our working capital as of the date of this Annual Report is materially higher than it was as of December 28, 2013.

  Cash Provided and Used in the Years Ended December 28, 2013 and December 29, 2012.

        The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 28, 2013	December 29, 2012
Net cash provided by (used in):
Operating activities	$(4,021)	$(6,959)
Investing activities	330	(1,655)
Financing activities	2,637	5,834

Net decrease in cash and cash equivalents	$(1,054)	$(2,780)

        Operating Activities.    Net cash used in operating activities for the year ended December 28, 2013 was primarily the result of (i) a net loss of approximately $10.8 million offset by (ii) approximately $3.1 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable, restricted cash, accounts payable, accrued payroll and related liabilities and inventory and (iii) approximately $3.7 million in net non-cash operating expenses, mainly comprised of depreciation and amortization, amortization of debt discount and debt issuance costs and stock- based compensation.

        Net cash used in operating activities for the year ended December 29, 2012 was primarily the result of (i) a net loss of approximately $14.0 million offset by (ii) approximately $3.0 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable, accounts payable, accrued payroll and related liabilities and inventory. Cash used to fund net losses is reduced by approximately $4.0 million in net non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

        Accounts receivable increased by approximately $1.5 million at December 28, 2013 compared with December 29, 2012, primarily as a result of an increase in our net sales of $1.8 million in the fourth quarter of 2013 as compared with the fourth quarter of 2012.

        Inventories decreased by approximately $4.8 million, primarily as we utilized inventory on hand to support our sales.

        Investing Activities.    Net cash provided by investing activities for the year ended December 28, 2013 was primarily the result of our sale of an auction rate security resulting in proceeds of $0.4 million. Net cash used in investing activities for the year ended December 29, 2012 was the result of our purchase of $1.7 million in property and equipment.

        Financing Activities.    Net cash provided by financing activities for the year ended December 28, 2013 was primarily the result of (i) net proceeds from a term loan with DBD of $2.5 million, described below under the caption Capital Resources and (ii) $1.2 million in net proceeds from the sale of 1,098,902 shares of our common stock through a registered public offering, described below under the caption Capital Resources, offset by repayment of bank debt, capital leases and other notes payable of $1.0 million. Net cash provided by financing activities for the year ended December 29, 2012 was primarily the result of net proceeds of (i) $3.9 million from the sale of 1,312,669 shares of our common stock through our sales agreement with Ascendiant, (ii) $1.3 million from the sale of 1,685,394 shares of our common stock through a registered public offering, (iii) $1.3 million from the consolidation of and additional credit extended under our bank term loans, and (iv) $0.6 million from the exercise of equity awards under our stock option plans. These amounts were offset by repayment of bank debt, capital leases and other notes payable of $4.5 million.

  Capital Resources.

  Silicon Valley Bank Credit Agreement

        On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was most recently amended on July 18, 2013 (as amended, the "SVB Credit Agreement"). Currently, the SVB Credit Agreement provides that we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

        In May 2012, Silicon Valley Bank consolidated our outstanding term loans and extended additional credit, resulting in a combined balance of $3.5 million (the "Consolidated Term Loan"). The Consolidated Term Loan was payable in 36 installments of $97,222, beginning December 2012, with interest at a rate of prime plus 2.50%. Interest was payable monthly from the date of funding through final payoff of the loan. On July 18, 2013, as part of our amendment of the SVB Credit Agreement and following our receipt of additional loan financing obtained through DBD Credit Funding, LLC, as further described below, the term loan and outstanding interest was paid in full. In accordance with the terms of the financing obtained through DBD Credit Funding, LLC, the Company recorded all amounts due as long-term debt in the accompanying consolidated balance sheet as of December 28, 2013.

        Prior to the May 2012 amendment, the SVB Credit Agreement contained an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit and other financial services. Amounts outstanding under the overall sublimit reduced the amount available pursuant to the SVB Credit Agreement. As a result of the May 2012 amendment, letters of credit and other financial services were no longer subject to borrowing base sublimits and did not reduce the amount that could be borrowed under the revolving line of credit. The July 18, 2013 amendment requires letters of credit to be secured by cash. At December 28, 2013, letters of credit in the amount of $1.1 million were outstanding.

        Following its most recent amendment on July 18, 2013, the SVB Credit Agreement permits the debt financing and security interests contemplated under our Loan Agreement with DBD (described below) and releases certain patents and related assets from the collateral subject to SVB's security interest under the SVB Credit Agreement. Additionally, pursuant to the SVB Credit Agreement, advances under the revolving line now accrue interest at a rate equal to SVB's most recently announced "prime rate" plus 2.75%. The SVB Credit Agreement also relaxed our tangible net worth covenant and waived certain events of default in connection therewith. Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed. Under the terms of the SVB Credit Agreement, we may draw revolving advances in an aggregate outstanding principal amount of up to the lesser of $5 million and the available borrowing base, subject to reserve amounts. Our borrowing base under the SVB Credit Agreement is 80% of eligible accounts receivable, subject to certain adjustments.

        We made no borrowings under the Silicon Valley Bank line of credit in the year ended December 28, 2013. Outstanding borrowings under the line of credit did not exceed $3.2 million at any time during the year ended December 29, 2012. At December 28, 2013 and December 29, 2012 we had borrowing availability of approximately $4 million and $1.5 million, respectively.

  Loan Agreement with DBD Credit Funding, LLC

        Concurrent with our amendment of the SVB Credit Agreement, on July 18, 2013 we entered into a loan and security agreement (the "Loan Agreement") with DBD Credit Funding, LLC, a Delaware limited liability company ("DBD"), an affiliate of Fortress Investment Group LLC, providing for up to $10 million in term loans and up to $5 million in revolving loans. The term loans are available in an initial $6 million tranche (the "Initial Term Loan") with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the "IP Monetization Milestones" and such second tranche loan, "IP Milestone Term Loan"). The $5 million in revolving loans are available at DBD's discretion and subject to customary conditions precedent. The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay our existing consolidated term loan with Silicon Valley Bank. The remainder of such funds are available to fund our ongoing working capital needs.

        The loans bear interest at a stated fixed rate of 11.0% per annum. During the first eighteen (18) months following the closing date, the payments on the term loans are interest-only at a cash rate of 7.0% per annum and a payment-in-kind deferred cash interest rate of 4.0%, which payment-in-kind interest is capitalized semi-annually, beginning with December 31, 2013. Following the eighteen (18) month interest-only period, the term loans are amortized with 65% of the principal amount due in equal monthly installments over the following eighteen (18) months with a balloon payment equal to 35% of the remaining principal amount of the term loans, plus accrued interest, being payable on July 18, 2016 (the "Maturity Date").

  Patent Monetization Side Letter Agreement

        Concurrently with the execution of the Loan Agreement, the Company and an affiliate of DBD entered into a Patent Monetization Side Letter Agreement (the "Letter Agreement"). The Letter Agreement provides, among other things, that DBD may be entitled to share in certain monetization revenues that we may derive in the future related to its patent portfolio (the "Patent Portfolio"). The Patent Portfolio does not include certain patents relating to the NVvault™ product line. Monetization revenues subject to this arrangement include revenues recognized during the seven year term of the Letter Agreement from amounts (whether characterized as settlement payments, license fees, royalties, damages, or otherwise) actually paid to us or our subsidiaries in connection with any assertion of, agreement not to assert, or license of, the Patent Portfolio (in whole or in part) either (A) in consideration of the grant of a license or covenant not sue, or other immunity with respect to the Patent Portfolio, or (B) as a damages award with respect to such assertion of the Patent Portfolio, less (i) actual legal fees and expenses (including fees payable on a contingency basis) and actual court costs paid or payable by us or our subsidiaries in connection with any such assertion and/or grant of a license or covenant not to sue, or other immunity with respect to the Patent Portfolio, provided that such legal fees and expenses shall be capped at forty percent (40%) of such gross, aggregate amounts paid to us, (ii) all reasonable and actual legal fees, filing fees, maintenance fees, annuities, and other reasonable and actual costs and expenses paid or required to be paid by us or our subsidiaries after the effective date in connection with the prosecution, maintenance, and defense of any patents or patent applications within the Patent Portfolio, (iii) reasonable and actual legal fees and reasonable and actual other costs and expenses paid or required to be paid by is or our subsidiaries in connection with the enforcement of any agreement, undertaking, commitment or court order that would generate monetization revenues and the collection thereof, and (iv) reasonable and actual costs of acquisition of patents and patent applications included in the Patent Portfolio that are acquired by or licensed to us or our subsidiaries after the effective date. Monetization revenues also include the value attributable to the Patent Portfolio in any sale of the Company during the seven year term, subject to a maximum amount payable to DBD. The Letter Agreement also requires that the we use commercially reasonable efforts to pursue opportunities to monetize the Patent Portfolio during the term of the Letter Agreement, provided that we are under no obligation to pursue any such opportunities that we do not deem to be in our best interest. Notwithstanding the foregoing, there can be no assurance that we will be successful in these efforts, and we may expend resources in pursuit of monetization revenues that may not result in any benefit to us.

  Sales Agreement with Ascendiant Capital

        On November 21, 2011, we entered into a sales agreement with Ascendiant as sales agent. In accordance with the terms of the sales agreement, we were able to issue and sell shares of our common stock having an aggregate offering price of up to $10.0 million. During the term of the agreement, we received net proceeds of approximately $6.2 million, including approximately $3.9 million raised through the sale of approximately 1,312,669 shares during the year ended December 29, 2012 and approximately $0.2 million through the sale of 240,373 shares during the year ended December 28, 2013. Sales of shares of our common stock were made in a series of transactions from time to time pursuant to our direction to Ascendiant in sales deemed to be an "at the market" offering as defined in Rule 415 under the Securities Act of 1933. Such sales were made pursuant to our effective $40 million shelf registration statement filed with the SEC in September 2011. The sales agreement with Ascendiant expired on November 21, 2013.

  December 2012 Equity Financing

        On December 20, 2012, we raised gross proceeds of $1.5 million in a registered public offering of our securities. The offering closed on December 26, 2012, and we received net proceeds of $1.3 million after deducting commissions and offering costs. The offering resulted in the issuance of 1,685,394 shares of common stock and warrants to purchase up to an aggregate of 2,275,282 shares of our common stock, which represents 135% of the number of shares issued and sold in the offering. Each warrant grants the holder the right to purchase one share of our common stock at an exercise price of $0.89 per share and expires in June 2018. These warrants became exercisable 181 days following the December 26, 2012 issuance date. On February 3, 2014 750,000 of these warrants were exercised.

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

  February 2014 Public Offering of Common Stock

        On February 11, 2014, we completed a registered firm commitment underwritten public offering (the "Offering") of shares of our common stock, par value $0.001 per share ("Common Stock"). In the Offering, we issued and sold to Craig-Hallum Capital Group LLC (the "Underwriter") 8,680,775 shares of Common Stock pursuant to an underwriting agreement (the "Underwriting Agreement"), dated as of February 6, 2014, by and between the Company and the Underwriter, at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter's exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the offering was $1.30 per share. The net proceeds from the Offering were approximately $10.2 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2013 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2013.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)(1)    All financial statements filed as part of this report.

        (a)(2)    Exhibits

3.1		Restated Certificate of Incorporation of Netlist, Inc. (incorporated by reference to exhibit 3.1 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission (the "SEC") on October 23, 2006)

3.2		Amended and Restated Bylaws of Netlist, Inc. (incorporated by reference to exhibit number 3.1 of the registrant's Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.1	#	Amended and Restated 2000 Equity Incentive Plan of Netlist, Inc. (incorporated by reference to exhibit 10.7 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the SEC on October 23, 2006)

10.2		Form of Indemnity Agreement for officers and directors (incorporated by reference to exhibit 10.12 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the SEC on August 18, 2006)

10.3	#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong (incorporated by reference to exhibit 10.13 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the SEC on September 27, 2006)

10.4	#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2010)

10.5	#	Form of Restricted Stock Award Agreement issued pursuant to the 2006 Equity Incentive Plan of Netlist, Inc. (incorporated by reference to exhibit 10.2 of the Quarterly Report on Form 10-Q of the registrant filed with the SEC on May 17, 2010)

10.6	#	Stock Option Agreement dated as of January 20, 2012 between the registrant and Gerard Yeh (incorporated by reference to exhibit 10.9 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 28, 2012)

10.7		Loan and Security Agreement, dated as of October 31, 2009, between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.8		Intercompany Subordination Agreement, dated as of October 31, 2009, between Silicon Valley Bank, Netlist, Inc., and Netlist Technology Texas, L.P. (incorporated by reference to exhibit 10.2 of the registrant's Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.9		Guarantor Security Agreement entered into as of October 31, 2009 between Silicon Valley Bank and Netlist Technology Texas LP (incorporated by reference to exhibit 10.3 of the registrant's Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.10		Intellectual Property Security Agreement entered into as of October 31, 2009 by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.4 of the registrant's Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.11		Amendment to Loan Documents entered into as of March 24, 2010, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2010)

10.12		Amendment to Loan Documents entered into as of June 30, 2010, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2010)

10.13		Amendment to Loan Documents entered into as of September 30, 2010, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 17, 2010)

10.14		Amendment to Loan Documents entered into as of May 11, 2011, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)

10.15		Amendment to Loan Documents entered into as of August 10, 2011, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011)

10.16		Amendment to Loan Documents entered into as of May 14, 2012, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012)

10.17	*	Design and Production Agreement relating to Register ASIC (the "Production Register Agreement"), dated July 31, 2008, by and between Netlist, Inc. and Toshiba America Electronic Components, Inc. ("Toshiba") (incorporated by reference to exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.18	*	Amendment #1 to the Production Register Agreement, dated May 22, 2009, by and between Netlist, Inc. and Toshiba (incorporated by reference to exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.19	*	Amendment #1 to the Production Register Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba (incorporated by reference to exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.20	*	Amendment #2 to the Production Register Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba (incorporated by reference to exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.21	*	Design and Production Agreement relating to ID ASIC (the "Production ID Agreement"), dated July 31, 2008, by and between Netlist, Inc. and Toshiba (incorporated by reference to exhibit 10.7 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10. 22	*	Amendment #1 to the Production ID Agreement, dated January 28, 2010, by and between Netlist, Inc. and Toshiba (incorporated by reference to exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.23	*	Amendment #2 to the Production ID Agreement, dated March 10, 2010, by and between Netlist, Inc. and Toshiba (incorporated by reference to exhibit 10.9 of the registrant's Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2011)

10.24	*	ASIC Design and Production Agreement, dated August 11, 2010, between Open Silicon, Inc. and Netlist, Inc. (incorporated by reference to exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q/A field with the SEC on August 24, 2011)

10.25		Form of Securities Purchase Agreement, dated December 20, 2012 (incorporated by reference to exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.26		Form of Warrant (incorporated by reference to exhibit 4.1 of the registrant's Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.27		Placement Agent Agreement dated December 20, 2012 by and between Netlist, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference to exhibit 10.2 of the registrant's Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.28		Forbearance to Loan and Security Agreement, dated March 27, 2013, by and between Netlist, Inc. and Silicon Valley Bank (incorporated by reference to exhibit 10.32 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the SEC on March 29, 2013)

10.29		Loan and Security Agreement, dated July 18, 2013, between Netlist, Inc. and DBD Credit Funding LLC (incorporated by reference to exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.30	*	Monetization Letter Agreement, dated July 18, 2013, between Netlist, Inc. and Drawbridge Special Opportunities Fund LP (incorporated by reference to exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.31		Intellectual Property Security Agreement, dated July 18, 2013, between Netlist, Inc. and DBD Credit Funding LLC (incorporated by reference to exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.32		Stock Purchase Warrant, issued by Netlist, Inc. on July 18, 2013 to Drawbridge Special Opportunities Fund LP (incorporated by reference to exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.33		Subordination Agreement, dated July 18, 2013, among Netlist, Inc., Netlist Electronics (Suzhou) Co., Ltd., Netlist HK Limited and DBD Credit Funding LLC (incorporated by reference to exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.34		Amendment to Credit Agreement, dated July 18, 2013, between Netlist, Inc. and Silicon Valley Bank (incorporated by reference to exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.35		Securities Purchase Agreement, dated July 17, 2013, between Netlist, Inc. and the purchaser identified therein (incorporated by reference to exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the SEC on July 18, 2013)

10.36		Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 17, 2013 (incorporated by reference to exhibit 4.1 of the registrant's Current Report on Form 8-K filed with the SEC on July 18, 2013)

21.1		Subsidiaries of Netlist, Inc. (incorporated by reference to exhibit 21.1 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 28, 2012)

23	+	Consent of KMJ Corbin & Company LLP

24.1	+	Power of Attorney (included on the signature page in this Part IV of this report)

31.1	+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	++	XBRL Instance Document

101.SCH	++	XBRL Taxonomy Extension Schema Document

101.CAL	++	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

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

*
Confidential treatment has been granted with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934 and these confidential portions have been redacted from the document filed as an exhibit to this report. A complete copy of this agreement, including the redacted terms, has been separately filed with the SEC.
  (b)
  Exhibits

          See subsection (a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2014

NETLIST, INC.
By:	/s/ CHUN K. HONG Chun K. Hong President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHUN K. HONG Chun K. Hong	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 18, 2014
/s/ GAIL SASAKI Gail Sasaki	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2014
/s/ CHARLES F. CARGILE Charles F. Cargile	Director	March 18, 2014
/s/ THOMAS F. LAGATTA Thomas F. Lagatta	Director	March 18, 2014
/s/ CLAUDE M. LEGLISE Claude M. Leglise	Director	March 18, 2014
/s/ ALAN H. PORTNOY Alan H. Portnoy	Director	March 18, 2014
/s/ BLAKE A. WELCHER Blake A. Welcher	Director	March 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Netlist, Inc.

        We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the "Company") as of December 28, 2013 and December 29, 2012, and the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netlist, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ CORBIN & COMPANY LLP
Costa Mesa, California
March 18, 2014

NETLIST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value)

	December 28, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$6,701	$7,755
Restricted cash	1,100	—
Investment in marketable securities	—	415
Accounts receivable, net of allowance for doubtful accounts of $72 (2013) and $47 (2012)	4,866	3,434
Inventories	2,620	7,380
Prepaid expenses and other current assets	823	723

Total current assets	16,110	19,707
Property and equipment, net	1,143	2,560
Other assets	422	130

Total assets	$17,675	$22,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,795	$3,367
Accrued payroll and related liabilities	635	784
Accrued expenses and other current liabilities	533	497
Accrued engineering charges	500	450
Current portion of long-term debt	—	3,493

Total current liabilities	5,463	8,591
Long-term debt, net of current portion and debt discount	5,099	—
Other liabilities	100	94

Total liabilities	10,662	8,685

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value—90,000 shares authorized; 31,776 (2013) and 30,348 (2012) shares issued and outstanding	31	30
Additional paid-in capital	104,469	100,403
Accumulated deficit	(97,487)	(86,721)

Total stockholders' equity	7,013	13,712

Total liabilities and stockholders' equity	$17,675	$22,397

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Year Ended
	December 28, 2013	December 29, 2012
Net sales	$23,048	$36,873
Cost of sales(1)	19,943	27,474

Gross profit	3,105	9,399

Operating expenses:
Research and development(1)	6,683	12,845
Selling, general and administrative(1)	6,267	10,075

Total operating expenses	12,950	22,920

Operating loss	(9,845)	(13,521)

Other expense, net:
Interest expense, net	(932)	(338)
Realized loss on sale of marketable securities reclassified from other comprehensive loss	—	(56)
Other income (expense), net	20	(78)

Total other expense, net	(912)	(472)

Loss before income tax provision (benefit)	(10,757)	(13,993)
Provision (benefit) for income taxes	9	(12)

Net loss	$(10,766)	$(13,981)

Net loss per common share:
Basic and diluted	$(0.35)	$(0.50)
Weighted-average common shares outstanding:
Basic and diluted	30,881	27,853
Net loss	(10,766)	(13,981)
Other comprehensive loss:
Unrealized loss transferred from other comprehensive loss to earnings	—	56

Total comprehensive loss	$(10,766)	$(13,925)

(1)
Amounts include stock-based compensation expense as follows:

Cost of sales	$49	$114
Research and development	588	667
Selling, general and administrative	1,032	1,110

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(in thousands)

	Series A Preferred Stock
			Common Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	—	26,390	$26	$92,709	$(72,740)	$(56)	$19,939
Stock-based compensation	—	—	(48)	—	1,891	—	—	1,891
Exercise of stock options	—	—	1,032	1	687	—	—	688
Repurchase of common stock	—	—	(24)	—	(64)	—	—	(64)
Issuance of common stock	—	—	2,998	3	5,180	—	—	5,183
Components of comprehensive loss:
Reversal of unrealized loss due to recognition in current year	—	—	—	—	—	—	56	56
Net loss	—	—	—	—	—	(13,981)	—	(13,981)

Balance, December 29, 2012	—	—	30,348	30	100,403	(86,721)	—	13,712
Stock-based compensation	—	—	—	—	1,669	—	—	1,669
Exercise of stock options	—	—	118	—	40	—	—	40
Repurchase of common stock	—	—	(29)	—	(14)	—	—	(14)
Issuance of common stock, net	—	—	1,339	1	1,156	—	—	1,157
Estimated relative fair value of common stock warrants	—	—	—	—	1,215	—	—	1,215
Net loss	—	—	—	—	—	(10,766)	—	(10,766)

Balance, December 28, 2013	—	—	31,776	$31	$104,469	$(97,487)	$—	$7,013

See accompanying notes to consolidated financial statements.

+

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net loss	$(10,766)	$(13,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,476	1,987
Capitalized payment in kind interest	111	—
Amortization of debt discount and debt issuance costs	366	—
Realized loss on sale of investments in marketable securities	—	85
Realized loss on sale of equipment	26	53
Provision for bad debts	25	—
Stock-based compensation	1,669	1,891
Changes in operating assets and liabilities:
Restricted cash	(1,100)	—
Accounts receivable	(1,457)	7,965
Inventories	4,760	(1,323)
Prepaid expenses and other current assets	140	263
Other assets	358	31
Accounts payable	428	(2,938)
Accrued payroll and related liabilities	(149)	(1,029)
Accrued expenses and other current liabilities	42	37
Accrued engineering charges	50	—

Net cash used in operating activities	(4,021)	(6,959)

Cash flows from investing activities:
Acquisition of property and equipment	(119)	(1,698)
Proceeds from sale of equipment	34	43
Proceeds from maturities and sales of investments in marketable securities	415	—

Net cash provided by (used in) investing activities	330	(1,655)

Cash flows from financing activities:
Borrowings on lines of credit	—	3,200
Payments on lines of credit	—	(3,200)
Proceeds from bank term loan, net of issuance costs	2,483	1,319
Payments on debt	(1,029)	(1,292)
Proceeds from public offering, net	1,157	5,183
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	26	624

Net cash provided by financing activities	2,637	5,834

Net decrease in cash and cash equivalents	(1,054)	(2,780)
Cash and cash equivalents at beginning of year	7,755	10,535

Cash and cash equivalents at end of year	$6,701	$7,755

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2013

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

  Fiscal Year

        The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31. The 2013 and 2012 fiscal years ended on December 28, 2013 and December 29, 2012, respectively. Fiscal years 2013 and 2012 each consisted of 52 weeks.

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

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

  Restricted Cash

        Restricted cash of $1.1 million, as of December 28, 2013, consists of cash to secure three standby letters of credit.

  Investments in Marketable Securities

        The Company accounts for its investments in marketable securities in accordance with ASC Topic 320. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company's investments in

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

marketable securities have been classified and accounted for as available-for-sale based on management's investment intentions relating to these securities. Available-for-sale securities are stated at fair value, generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of comprehensive loss.

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

  Allowance for Doubtful Accounts

        The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and its historical experience. Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted. Generally, the Company's credit losses have been within expectations and the provisions established. However, the Company cannot guarantee that it will continue to experience credit loss rates similar to those experienced in the past.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, and accounts receivable.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

        The Company invests its cash equivalents primarily in money market mutual funds. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $1.4 million of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insured cash and cash equivalents at December 28, 2013. Investments in marketable securities are generally in high-credit quality debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. The Company has not incurred any credit losses related to these investments.

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

  Impairment of Long-Lived Assets

        The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company's management believes there is no impairment of long-lived assets as of December 28, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue, which could result in future impairment of long-lived assets.

  Warranty Reserve

        The Company offers product warranties generally ranging from one to three years, depending on the product and negotiated terms of any purchase agreements with customers. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. Warranties are not offered on sales of excess component inventory. The Company records an estimate for warranty-related costs at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs (see Note 3). Such costs have historically been within management's expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty reserves, and could adversely affect the Company's gross profit and gross margins.

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

        In accordance with ASC Topic 718, employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Given that stock-based compensation expense recognized in the consolidated statements of comprehensive loss is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company's estimated average forfeiture rates are based on historical forfeiture experience and estimated future forfeitures.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

        The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of the Company's common stock option awards. The expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option. This calculation is based on the safe harbor method permitted by the SEC in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available. The expected volatility is based on the historical volatility of the Company's common stock. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company's history and management's expectation regarding dividend payouts. The Company evaluates the assumptions used to value their common stock awards on a quarterly basis. If factors change and the Company employs different assumptions, stock-based compensation may differ significantly from what has been recorded in prior periods. Compensation expense for common stock option awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award, provided that the accumulated cost recognized as of any date at least equals the value of the vested portion of the award.

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

        If there are any modifications or cancellations of the underlying vested or unvested stock-based awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense, or record additional expense for vested stock-based awards. Future stock-based compensation expense and unearned stock- based compensation may increase to the extent that the Company grants additional common stock options or other stock-based awards.

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

        The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from the Company's estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

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

        The second agreement is a Collaboration Agreement (the "HP Agreement") with Hewlett-Packard Company ("HP"). Under the HP Agreement, HP and the Company agreed to cooperate and commit resources in furtherance of qualifying of HyperCloud® technology for use with HP servers and to engage in certain joint marketing efforts if qualification is achieved. HP and the Company agreed to commit resources and funds in support of these activities. The HP Agreement expires in September 2014. HP and the Company agreed to collaborate on the future use of HyperCloud® load reduction and rank multiplication technologies for next generation server memory for HP.

        In total, the Company reimbursed IBM and HP $0.2 million and $1 million, respectively, for the cost of certain qualification activities. In addition, the Company made $0.8 million of payments to IBM for joint HyperCloud® marketing activities, all of which have been amortized based on actual unit shipments compared with estimated total shipments over the term of the Collaboration Agreement. The Company's net sales were determined after deduction of such customer allowances, in accordance with ASC 605-50. There can be no assurance that the efforts undertaken under either of the IBM or HP collaboration agreements will result in revenues for the Company that are sufficient to cover the cost of qualification activities, including payments made to HP and IBM under the collaboration agreements.

  Comprehensive Loss

        ASC Topic 220 establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Accumulated other comprehensive loss includes unrealized gains or losses on investments.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

  Risks and Uncertainties

        The Company is subject to certain risks and uncertainties including their ability to obtain profitable operations due to the Company's history of losses and accumulated deficits, the Company's dependence on a few customers for a significant portion of revenues, risks related to intellectual property matters, market development of and demand for the Company's products, and the length of the sales cycle. Such risks could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company has invested and expects to continue to invest a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud® memory subsystem family of products. These new designs and the products they are incorporated into are subject to increased risks as compared to the Company's existing products. The Company may be unable to achieve customer or market acceptance of the HyperCloud® memory subsystem family of products or other new products, or achieve such acceptance in a timely manner. The Company has experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and as of December 28, 2013, the product has not generated significant revenue relative to the Company's investment in the product. The Company has entered into collaborative agreements with both HP and IBM pursuant to which these OEMs have cooperated with the Company to qualify HyperCloud® for use in their respective products. The qualifying OEMs have engaged and continue to engage with the Company in joint marketing and further product development efforts. The Company and each of the OEMs have committed financial and other resources toward the collaboration. There can be no assurance that the efforts undertaken pursuant to either of the collaborative agreements will result in any new revenues for the Company. Further delays or any failure in placing or qualifying this product with HP, IBM or other potential customers would adversely impact the Company's consolidated results of operations.

        The Company's operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi ("RMB"), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company's operations and operating results may be negatively impacted. The liabilities of the Company's subsidiaries in the PRC exceeded its assets as of December 28, 2013 and December 29, 2012.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

  Foreign Currency Remeasurement

        The functional currency of the Company's foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant in 2013 and 2012.

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

Note 3—Supplemental Financial Information

  Inventories

        Inventories consist of the following (in thousands):

	December 28, 2013	December 29, 2012
Raw materials	$1,737	$4,544
Work in process	67	70
Finished goods	816	2,766

	$2,620	$7,380

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 3—Supplemental Financial Information (Continued)

  Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

	Estimated Useful Lives	December 28, 2013	December 29, 2012
Machinery and equipment	3 - 7 yrs.	$8,956	$9,060
Leasehold improvements	*	1,873	1,851
Furniture and fixtures	5 yrs.	368	457
Computer equipment and software	3 - 7 yrs.	3,580	3,903

		14,777	15,271
Less accumulated depreciation and amortization		(13,634)	(12,711)

		$1,143	$2,560

*
Estimated useful life is generally 7 years, or the remaining lease term, whichever is shorter.

        Included in property and equipment are assets under capital leases with a cost of approximately $0.5 million and accumulated amortization of approximately $0.2 million at December 29, 2012. There were no assets under capital lease at December 28, 2013. Amortization of assets recorded under capital leases is included as a component of depreciation and amortization expense.

  Warranty Liability

        The following table summarizes the activity related to the warranty liability (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012
Beginning balance	$235	$189
Estimated cost of warranty claims charged to cost of sales	122	164
Cost of actual warranty claims	(108)	(118)

Ending balance	249	235
Less current portion	(149)	(141)

Long-term warranty obligations	$100	$94

        The allowance for warranty liabilities expected to be incurred within one year is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The allowance for warranty liabilities expected to be incurred after one year is classified as other liabilities in the accompanying consolidated balance sheets.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 3—Supplemental Financial Information (Continued)

  Computation of Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	December 28, 2013	December 29, 2012
Basic and diluted net loss per share:
Numerator: Net loss	$(10,766)	$(13,981)

Denominator: Weighted-average common shares outstanding, basic and diluted	30,881	27,853

Basic and diluted net loss per share	$(0.35)	$(0.50)

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

	Year Ended
	December 28, 2013	December 29, 2012
Common share equivalents	219	622

        The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the years then ended.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 3—Supplemental Financial Information (Continued)

  Cash Flow Information

        The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$484	$332

Income taxes	$7	$4

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment not paid for at the end of the period	$—	$150

Debt financed acquisition of fixed assets	$240	$180

Debt issuance costs associated with July debt financing	$323	$—

Debt discount related to the relative fair value of detachable warrants issued	$1,215	$—

Paydown of SVB term loan directly with proceeds from July debt financing	$2,731	$—

Reversal of unrealized loss charged to other comprehensive income	$—	$56

Note 4—Fair Value Measurements

        The following tables detail the fair value measurements within the fair value hierarchy of the Company's investments in marketable securities (in thousands):

		Fair Value Measurements at December 28, 2013 Using
	Fair Value at December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$2,988	$2,988	$—	$—

Total	$2,988	$2,988	$—	$—

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 4—Fair Value Measurements (Continued)

		Fair Value Measurements at December 29, 2012 Using
	Fair Value at December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market mutual funds	$2,338	$2,338	$—	$—
Auction and variable floating rate notes	415	—	—	415

Total	$2,753	$2,338	$—	$415

        The following tables summarize the Company's assets measured at fair value on a recurring basis as presented in the Company's consolidated balance sheets at December 28, 2013 and December 29, 2012:

		Fair Value Measurements at December 28, 2013 Using
	December 28, 2013	Quoted Prices in Identical Assets (Level 1)	Significant Other Inputs (Level 2)	Significant Inputs (Level 3)
Cash equivalents	$2,988	$2,988	$—	$—

Total	$2,988	$2,988	$—	$—

		Fair Value Measurements at December 29, 2012 Using
	Fair Value at December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2,338	$2,338	$—	$—
Marketable securities	415	—	—	415

Total assets measured at fair value	$2,753	$2,338	$—	$415

        Fair value measurements using Level 3 inputs in the table above relate to the Company's investments in auction rate securities The Company estimated the fair value of these investments using a discounted cash flow model which included assumptions about the credit quality and expected duration of the investments, along with discount rates affected for the general lack of liquidity. These assumptions reflected the Company's estimates about the reasonable assumptions market participants would likely use in valuing the investments, including assumptions about risk, developed based on the best information available in the circumstances.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 4—Fair Value Measurements (Continued)

        The following table provides a reconciliation of the beginning and ending balances for the Company's assets measured at fair value using Level 3 inputs (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012
Beginning balance	$415	$444
Sales of available-for-sale marketable securities	(415)	—
Realized loss included in other expense, net	—	(85)
Unrealized loss transferred from other comprehensive loss to earnings	—	56

Ending balance	$—	$415

Note 5—Investments in Marketable Securities

        Investments in marketable securities consist of the following at December 29, 2012 (in thousands):

	December 29, 2012
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Auction and variable floating rate notes	$415	$	$415

        At December 29, 2012, the Level 3 fair value of the Company's auction rate securities consisted of the par value of $500,000 adjusted for a realized loss of $85,000, recorded as other expense, net in the accompanying consolidated statement of operations for the year ended December 29, 2012.

        Realized gains and losses on the sale of investments in marketable securities are determined using the specific identification method. Other than the sale of the Company's auction rate security, described below, there were no sales of available-for-sale securities prior to maturity in 2013 or 2012.

        The following table presents the amortized cost and fair value of the Company's investments in marketable securities classified as available-for-sale at December 29, 2012 by contractual maturity (in thousands):

	December 29, 2012
	Amortized Cost	Fair Value
Maturity
Greater than two years*	$415	$415

*
Comprised of auction rate securities which generally have interest rate reset dates of 90 days or less but final contractual maturity dates in excess of 15 years.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 5—Investments in Marketable Securities (Continued)

  Auction Rate Securities

        As of December 29, 2012, the Company held one investment in a Baa1 rated auction rate debt security of a municipality with a total purchase cost of $0.5 million and recorded a permanent impairment of this asset for a realized loss of $85,000. During the first quarter of 2013, the Company sold this auction rate security for $415,000.

Note 6—Credit Agreements

  Silicon Valley Credit Agreement

        On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank ("SVB"), which was most recently amended on July 18, 2013 (as amended, the "SVB Credit Agreement"). Currently, the SVB Credit Agreement provides that the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

        Pursuant to the September 2010 amendment to the SVB Credit Agreement, SVB extended a $1.5 million term loan, bearing interest at a rate of prime plus 2.00%. The Company was required to make monthly principal payments of $41,666 over the 36 month term of the loan, or $0.5 million annually. In May 2011, SVB extended an additional $3.0 million term loan, bearing interest at a rate of prime plus 2.75%. The Company was required to make monthly principal payments of $125,000 over the 24 month term of the loan, or $1.5 million annually. In May 2012, SVB consolidated both term loans and extended additional credit, resulting in a combined balance of $3.5 million as of May 2012 (the "Consolidated Term Loan"). The Consolidated Term Loan was payable in 36 installments of $97,222, beginning December 2012, with interest at a rate of prime plus 2.50%. Interest was payable monthly from the date of funding through final payoff of the loan. On July 18, 2013, as part an amendment to the SVB Credit Agreement entered into with SVB and following the Company's receipt of additional loan financing from DBD Credit Funding, LLC, an affiliate of Fortress Investment Group, LLC ("DBD"), the Consolidated Term Loan and outstanding interest was paid in full.

        On July 18, 2013, the Company and SVB entered into a loan amendment ("SVB Amendment") to the Company's loan and security agreement with SVB. Pursuant to the SVB Amendment, SVB allowed for the financing and security interests contemplated under the loan agreement entered into with DBD and released certain patents and related assets relating to the NVvault™ product line from the collateral subject to SVB's security interest under the SVB Credit Agreement. Additionally, pursuant to the SVB Amendment, advances under the revolving line now accrue interest at a rate equal to SVB's most recently announced "prime rate" plus 2.75%. The SVB Amendment also relaxed the Company's tangible net worth covenant under the SVB Credit Agreement and waived certain events of default in connection therewith. Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed pursuant to the SVB Amendment. Under the terms of the SVB Credit Agreement, the Company may draw revolving advances in an aggregate outstanding principal amount of up to the lesser of $5 million or the available borrowing base, subject to reserve amounts. The Company's borrowing base under the SVB Credit Agreement is subject to certain adjustments and up to the lesser of 80% of eligible accounts receivable.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 6—Credit Agreements (Continued)

        SVB Amendment requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheet. At December 28, 2013, letters of credit in the amount of $1.1 million were outstanding.

        The following table presents details of interest expense related to borrowings on the line of credit with SVB, along with certain other applicable information (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012
Interest expense	$139	$112

	December 28, 2013	December 29, 2012
Availability under the revolving line of credit	$4,042	$1,486

        All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company's tangible and intangible assets, other than its intellectual property, which is subject to a first priority lien held by DBD. The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company's liquidity and tangible net worth and restrictions on the payment of dividends. As of December 28, 2013, the Company was in compliance with its debt covenants. As of December 29, 2012, the Company was in violation of the tangible net worth covenant but remained in compliance with the quick ratio covenant. In connection with the SVB Amendment, the Company obtained a waiver of such non-compliance and amended the tangible net worth covenant which resulted in the Company's compliance with all financial covenants as of July 18, 2013.

        On January 23, 2013, the Company entered into a Forbearance Agreement with SVB (the "Forbearance Agreement"), pursuant to which SVB agreed to forbear from filing any legal action or instituting or enforcing any rights and remedies it may have against the Company as a result of its violation of the financial covenants until February 28. 2013. On March 27, 2013, the effectiveness of the Forbearance Agreement was extended until April 30, 2013. As a result of the Company's non-compliance with a loan covenant at December 29, 2012, and in accordance with relevant accounting guidance, the Company reclassified the long-term portion of the Consolidated Term Loan to current portion of debt in the accompanying consolidated balance sheet as of December 29, 2012. In connection with the SVB Amendment to the SVB Credit Agreement the Company obtained a waiver of such non-compliance.

        Pursuant to the Forbearance Agreement that was in effect prior to the SVB Amendment, any principal amount outstanding under the revolving line accrued interest at a per annum rate equal to the following (i) at all times that a Streamline Period (as defined) is in effect, 1.75% above the Prime Rate; and (ii) at all times that a Streamline Period is not in effect, 2.75% above the Prime Rate, which interest was payable monthly. In addition, the reserve on the revolving line was increased to $2 million. The SVB Credit Agreement requires payment of an unused line fee, as well as anniversary and early termination fees, as applicable. On July 18, 2013, as part of the SVB Amendment, the Streamline

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 6—Credit Agreements (Continued)

Period interest was eliminated and any principal amount outstanding under the Revolving Line accrues interest at 2.75% above the Prime Rate. The SVB Amendment eliminates the reserve on the revolving line of $2 million, thereby increasing the borrowing availability.

DBD Credit Funding, LLC Loan and Security Agreement and Related Agreements

        On July 18, 2013, the Company, entered into a loan agreement ("Loan Agreement") with DBD, an affiliate of Fortress Investment Group LLC, providing for up to $10 million in term loans and up to $5 million in revolving loans. The term loans are available in an initial $6 million tranche (the "Initial Term Loan") with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the "IP Monetization Milestones" and such second tranche loan, "IP Milestone Term Loan"). The $5 million in revolving loans are available at DBD's discretion and subject to customary conditions precedent. The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay the Company's existing Consolidated Term Loan with SVB. The remainder of such funds will be used to fund the Company's ongoing working capital needs.

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

        The Company's obligations under the Loan Agreement are secured by a first-priority security interest in the Company's intellectual property assets (other than certain patents and related assets relating to the NVvault™ product line) pursuant to an intellectual property security agreement with (the "IP Security Agreement") and a second-priority security interest in substantially all of the Company's other assets.

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 6—Credit Agreements (Continued)

  •
  incur liens;

  •
  make investments, loans and acquisitions;

  •
  consolidate or merge;

  •
  sell or exclusively license assets, including capital stock of subsidiaries;

  •
  alter the business of the Company;

  •
  engage in transactions with affiliates; and

  •
  pay dividends or make distributions.

        The Loan Agreement also includes events of default, including, among other things, payment defaults, breaches of representations, warranties or covenants, certain bankruptcy events, the failure to maintain its listing on a nationally recognized securities exchange or alternatively for its shares to be qualified for trading on the OTC Bulletin Board and certain material adverse changes, including an impairment of the perfection or priority of the lender's lien. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and DBD may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

        Concurrently with the execution of the Loan Agreement, the Company and an affiliate of DBD entered into a Patent Monetization Side Letter Agreement (the "Letter Agreement"). The Letter Agreement provides, among other things, that DBD may be entitled to share in certain monetization revenues that the Company may derive in the future related to its patent portfolio (the "Patent Portfolio"). The Patent Portfolio does not include certain patents relating to the NVvault™ product line. Monetization revenues subject to this arrangement include revenues recognized during the seven year term of the Letter Agreement from amounts (whether characterized as settlement payments, license fees, royalties, damages, or otherwise) actually paid to the Company or its subsidiaries in connection with any assertion of, agreement not to assert, or license of, the Patent Portfolio (in whole or in part) either (A) in consideration of the grant of a license or covenant not sue, or other immunity with respect to the Patent Portfolio, or (B) as a damages award with respect to such assertion of the Patent Portfolio, less (i) actual legal fees and expenses (including fees payable on a contingency basis) and actual court costs paid or payable by the Company or its subsidiaries in connection with any such assertion and/or grant of a license or covenant not to sue, or other immunity with respect to the Patent Portfolio, provided that such legal fees and expenses shall be capped at forty percent (40%) of such gross, aggregate amounts paid to the Company, (ii) all reasonable and actual legal fees, filing fees, maintenance fees, annuities, and other reasonable and actual costs and expenses paid or required to be paid by the Company or its subsidiaries after the effective date in connection with the prosecution, maintenance, and defense of any patents or patent applications within the Patent Portfolio, (iii) reasonable and actual legal fees and reasonable and actual other costs and expenses paid or required to be paid by the Company or its subsidiaries in connection with the enforcement of any agreement, undertaking, commitment or court order that would generate monetization revenues and the collection thereof, and (iv) reasonable and actual costs of acquisition of patents and patent applications included in the Patent Portfolio that are acquired by or licensed to the Company or its

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 6—Credit Agreements (Continued)

subsidiaries after the effective date. Monetization revenues also include the value attributable to the Patent Portfolio in any sale of the Company during the seven year term, subject to a maximum amount payable to DBD. The Letter Agreement also requires that the Company use commercially reasonable efforts to pursue opportunities to monetize the Patent Portfolio during the term of the Letter Agreement, provided that the Company is under no obligation to pursue any such opportunities that Company does not deem to be in the Company's best interest in the Company's reasonable business judgment. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in these efforts, and the Company may expend resources in pursuit of monetization revenues that may not result in any benefit to the Company.

        Concurrently with the execution of the Loan Agreement, the Company issued to an affiliate of DBD a seven-year warrant (the "Warrant") to purchase an aggregate of 1,648,351 shares of the Company's common stock at an exercise price of $1.00 per share, of which 989,011 shares are exercisable immediately on a cash or cashless basis in whole or in part. Pursuant to the stock purchase warrant agreement, (i) 329,670 shares will become exercisable upon the achievement of the IP Monetization Milestones and (ii) the remaining 329,670 shares will become exercisable upon the Company's receipt of an IP Milestone Term Loan. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The Company accounted for the warrants as a debt discount and has valued them based on the relative fair value at approximately $1,215,000, to be amortized over the term of the debt instrument, or three years, using the effective interest method. For the year ended December 28, 2013, the Company amortized approximately $203,000 as interest expense in the consolidated statements of operations.

        Also in connection with the Loan Agreement, the Company agreed to pay to a consultant a consulting fee equal to (i) $300,000 to the consultant in connection with the Company's receipt of the Initial Term Loan and (ii) 5% of any additional principal amount loaned to the Company as an IP Milestone Term Loan. The initial $300,000 has been recorded as debt issuance cost to be amortized over the term of the debt instrument, or three years, using the effective interest method. During the year ended December 28, 2013, the Company amortized approximately $135,000 as interest expense in the consolidated statements of comprehensive loss.

Note 7—Debt

        Debt consists of the following (in thousands):

	December 28, 2013	December 29, 2012
Obligations under capital leases	$—	$118
Consolidated Term Loan, net of issuance cost of $28	—	3,375
Term Loan, DBD, net of debt discount of $1,012	5,099	—

	5,099	3,493
Less current portion	—	(3,493)

	$5,099	$—

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 7—Debt (Continued)

        As of December 28, 2013, maturities of long-term debt were as follows (in thousands):

Fiscal Year
2014	$—
2015	4,074
2016	2,037

Total payments on long-term debt	6,111

Debt discount	(1,012)

Long-term debt	$5,099

        Interest expense related to the Company's long-term debt is presented in the following table (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012
Interest expense	$796	$234

Note 8—Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 8—Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 28, 2013	December 29, 2012
Deferred tax assets:
Reserves and allowances	$1,460	$1,670
State taxes, net of federal income tax benefit	2	2
Depreciation and amortization	505	591
Other accruals	447	413
Compensatory stock options and rights	2,024	1,988
Other	15	45
Tax credit carryforwards	3,048	2,669
Operating loss carryforward	19,157	17,239
Foreign operating loss carryforward	1,866	1,193

Total deferred tax assets	28,524	25,810

Deferred tax liabilities:
Prepaid expenses	(379)	(205)
Basis difference in warrant value	(90)

Total deferred tax liabilities	(469)	(205)

Subtotal	28,055	25,605

Valuation allowance	(28,055)	(25,605)

	$—	$—

        The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 28, 2013 and December 29, 2012, a valuation allowance of $28.1 million and $25.6 million, respectively, has been provided based on the Company's assessment that it is more likely than not, that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by approximately $2.5 million and $5.3 million during the years ended December 28, 2013 and December 29, 2012, respectively, primarily related to the increase in the net operating loss carryforward.

        At December 28, 2013, the Company has approximately $53.6 million of federal net operating loss ("NOL") carryforwards which begin to expire in year 2029, and approximately $34.9 million of state net operating loss carryforwards which begin to expire in year 2017, and Federal and state tax credit carryforwards of approximately $1.5 million and $1.6 million, respectively at December 28, 2013. Federal tax credit carryforwards begin to expire in 2026 and state tax credits carry forward indefinitely. In addition, the Company has approximately $7.5 million of operating loss carryforwards in the PRC and Taiwan and had $2.7 million of net operating losses expire at the end of the current year.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 8—Income Taxes (Continued)

        The deferred tax asset at December 28, 2013 does not include approximately $1.6 million and $1.8 million of excess tax benefits from employee stock option exercises that are a component of the federal and state net operating loss carryover, respectively. The Company's stockholders' equity balance will be increased if and when such excess tax benefits are ultimately realized.

        For financial reporting purposes, loss before benefit of income taxes includes the following components (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012
United States	$(9,229)	$(12,640)
Foreign	(1,528)	(1,353)

	$(10,757)	$(13,993)

        The Company's income tax benefit consists of the following (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012
Current:
Federal	$—	$(22)
State	9	10

Total current	9	(12)

Deferred:
Federal	(2,849)	(4,335)
State	1,071	(764)
Foreign	(672)	(160)
Change in valuation allowance	2,450	5,259

Total deferred	—	—

Income tax benefit	$9	$(12)

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 8—Income Taxes (Continued)

        A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company's loss before income taxes to the income tax benefit is as follows:

	Year Ended
	December 28, 2013	December 29, 2012
U.S. federal statutory tax	35%	35%
Valuation allowance	(27)	(32)
Loss from foreign subsidiary	(5)	(3)
Other	(3)	—

Effective income tax benefit rate	0%	0%

  Unrecognized Tax Benefits

        The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Balance at December 31, 2011	$22
Reversal of liability for expiration of statute of limitations	(22)
Accrual of potential interest related to unrecognized tax benefits	—

Balance at December 29, 2012	—
Reversal of liability for expiration of statute of limitations	—
Accrual of potential interest related to unrecognized tax benefits	—

Balance at December 28, 2013	$—

        Unrecognized tax benefits of tax positions, if recognized, would affect the Company's annual effective tax rate.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Interest and penalty accruals were insignificant at December 29, 2012. No interest and penalties are recorded at December 28, 2013.

        The Company files tax returns with federal, state and foreign jurisdictions. The Company is no longer subject to IRS or state examinations for periods prior to 2008 although certain carryforward attributes that were generated prior to 2008 may still be adjusted by the IRS.

  Tax Holidays

        In 2008, the Company began operating under tax holidays in the PRC, which are effective from January 2008 through December 2012. Since the Company operated at a loss in the PRC in 2013 and 2012, it did not realize any benefit to its consolidated results of operations attributable to the tax holidays.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 9—Commitments and Contingencies

Leases

        The Company leases certain of its facilities and equipment under non-cancelable operating leases that expire at various dates through 2017. Rental expense, net of amortization of deferred gain and sublease income, is presented in the following table (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012
Rental expense	$774	$959

        A summary of future minimum payments under operating lease commitments as of December 28, 2013 is as follows (in thousands):

Fiscal Year	Operating Leases
2014	364
2015	339
2016	308
2017	34

Total minimum lease payments	$1,045

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 9—Commitments and Contingencies (Continued)

  Google Litigation

        In May 2008, the Company initiated discussions with Google, Inc. ("Google") based on information and belief that Google had infringed on a U.S. patent owned by the Company, U.S. Patent No. 7,289,386 ("the '386 patent"), which relates generally to technologies to implement rank multiplication in memory modules. Preemptively, Google filed a declaratory judgment lawsuit against the Company in the U.S. District Court for the Northern District of California (the "Northern District Court"), seeking a declaration that Google did not infringe the '386 patent and that the '386 patent was invalid. The Company filed a counterclaim for infringement of the '386 patent by Google. Claim construction proceedings were held in November 2009, and the Company prevailed on every disputed claim construction issue. In June 2010, the Company filed motions for summary judgment of patent infringement and dismissal of Google's affirmative defenses. In May 2010, Google requested and was later granted an Inter Partes Reexamination of the '386 patent by the USPTO. The reexamination proceedings are described below. The Northern District Court granted Google's request to stay the litigation pending result of the reexamination, and therefore has not ruled on the Company's motions for summary judgment.

        In December 2009, the Company filed a patent infringement lawsuit against Google in the Northern District Court, seeking damages and injunctive relief based on Google's infringement of U.S. Patent No. 7,619,912 ("the '912 patent"), which is related to the '386 patent and relates generally to technologies to implement rank multiplication. In February 2010, Google answered the Company's complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on the Company's activities in the JEDEC standard-setting organization. The counterclaim seeks unspecified compensatory damages. Accruals have not been recorded for loss contingencies related to Google's counterclaim because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated. In October 2010, Google requested and was later granted an Inter Partes Reexamination of the '912 patent by the USPTO. The reexamination proceedings are described below. In connection with the reexamination request, the Northern District Court granted the Company and Google's joint request to stay the '912 patent infringement lawsuit against Google until the completion of the reexamination proceedings.

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

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 9—Commitments and Contingencies (Continued)

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

  Smart Modular, Smart Storage, Smart Worldwide, and Diablo Litigations

        In September 2012, Smart Modular, Inc. ("Smart Modular") filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of California (the "Eastern District Court"). The complaint alleges that the Company willfully infringes and actively induces the infringement of six claims of a U.S. patent newly issued to Smart Modular, U.S. Patent No. 8,250,295 ("the '295 patent"), and seeks damages and injunctive relief. Smart Modular also filed a motion for preliminary injunction and a memorandum in support of the motion on the same day of the complaint. The Company promptly filed a request for reexamination of the '295 patent with the USPTO setting forth six different combinations of prior art that would render the six asserted claims of the '295 patent unpatentable. The Company also filed an answer to Smart Modular's complaint with the Eastern District Court in October 2012 to deny infringement of the '295 patent, assert that the '295 patent is invalid and unenforceable, and bring a set of counterclaims against Smart. Smart Modular filed various motions on the pleadings on November 1, 2012, which were opposed by the Company in its briefs filed in late November 2012.

        In December 2012, the USPTO granted the Company's request for the reexamination of the '295 patent, and issued an Office Action rejecting all of the six asserted claims over the six different combinations of prior art set forth by the Company in its request. The Company promptly moved to stay litigation pending result of reexamination. On February 19, 2013, a few days after Smart Modular filed replies in support of its motions, the Eastern District Court issued a Minute Order, in which the court on its own motion took the preliminary injunction; the motion to dismiss and the motion to stay under submission without oral argument and vacated the hearing dates.

        On February 7, 2013, Smart Modular filed a response to the Office Action in the reexamination of the '295 patent. Thereafter, the Company and Smart Modular made various filings to address certain apparent defects contained in Smart Modular's response. On March 13, 2013, the USPTO issued a Notice of Defective Paper, in which the USPTO found Smart Modular's responses, both the initial filing and a supplemental filing, to be improper, and both responses were expunged from the record. The USPTO gave Smart Modular 15 days to submit another response, which Smart Modular submitted on March 26, 2013. The Company timely filed its comments on Smart Modular's corrected response on April 25, 2013. The USPTO ultimately accepted Smart Modular's corrected response on July 17, 2013.

        On May 30, 2013, the Eastern District Court issued an order granting Netlist's motion to stay pending results of the reexamination of the '295 patent and denied Smart Modular's motion for preliminary injunction.

        On July 1, 2013, Netlist filed a complaint against Smart Modular in the Santa Ana Division of the U.S. District Court for the Central District of California, seeking, among other things, relief under

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 9—Commitments and Contingencies (Continued)

federal antitrust laws for Smart Modular's violation of Section 2 of the Sherman Act, and damages and other equitable relief under California statutory and common law for Smart Modular's unfair competition, deceptive trade practices and fraud.

        On August 23, 2013, Netlist filed an amended complaint for patent infringement, antitrust violations and trade secret misappropriation against Smart Modular, Smart Storage Systems (Smart Storage), Smart Worldwide Holdings (Smart Worldwide) and Diablo Technologies (Diablo) in the Santa Ana Division of the U.S. District Court for the Central District of California. Netlist's amended complaint alleges infringement of five Netlist patents by the defendants based on the manufacture and sale of the ULLtraDIMM memory module. Netlist's complaint also alleges antitrust violations by Smart Modular and Smart Worldwide, contending that Smart Modular procured a patent (U.S. Patent No. 8,250,295) with blatant inequitable conduct at the USPTO, withheld the patent application leading to the patent from relevant JEDEC committees for more than eight years, sought to improperly enforce that patent against Netlist's JEDEC-compliant HyperCloud® product by seeking a preliminary injunction against Netlist based on the patent, which was denied by the Court, and made deceptive statements to the public about its lawsuit against Netlist. Netlist's complaint also alleges trade secret misappropriation and trademark infringement against Diablo, claiming that Diablo misused Netlist trade secrets to create the ULLtraDIMM product for Smart Storage Systems, and that Diablo used Netlist's HyperCloud® technology to create competing products.

        On the same day Netlist filed its amended complaint, Smart Modular and Diablo each filed a complaint in the San Francisco Division of the U.S. District Court Northern District of California, seeking declaratory judgment of non-infringement and invalidity of the patents asserted in the Netlist's amended complaint. On September 9, 2013, Netlist filed a Motion to Dismiss or Transfer Complaint to the Central District of California. This motion was denied on October 10, 2013.

        In the Central District Court, Smart Modular and Smart Worldwide filed motions on September 13, 2013, to dismiss or sever various counts related to the '295 patent. On September 26, 2013, Diablo filed a motion to dismiss Netlist's claims for trade secret misappropriation, breach of contract, and unfair competition. On October 29, 2013,Smart Modular and Diablo filed motions to dismiss or transfer the patent claims related to the ULLtraDIMM memory module. On November 26, 2013, the Central District Court: (i) severed and transferred the claims related to the '295 patent to the Eastern District of California, which were stayed by the Court on March 7, 2014, along with the other '295 related claims pending results of the '295 reexamination; (ii) severed and transferred to the Northern District of California the patent claims related to the ULLtraDIMM memory module; (iii) issued an order to show cause why the remaining claims should not also be transferred to the Northern District; and (iv) held in abeyance Diablo's pending motion to dismiss and motion for judgment on the pleadings. The parties filed briefs in response to the order to show cause, and then on December 23, 2013, the Central District Court ordered the remaining claims to be transferred to the Northern District. All of the claims from the amended complaint filed on August 23, 2013, in the Central District Court have now been transferred to either the Northern District or Eastern District of California.

        As reported in its Form 8-K filed on December 13, 2013, Netlist received a whistleblower letter postmarked from Canada (where Diablo is based) on November 13, 2013, and obviously written by a current or former Diablo employee. The letter begins by bluntly stating that Diablo stole Netlist's

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 9—Commitments and Contingencies (Continued)

architecture and design, and goes on to explain that Diablo used Netlist's HyperCloudTM product "as-is" in creating the ULLtraDIMM product, which it then used in demonstrations to major customers including IBM and Hewlett-Packard. The letter further states that Diablo's management conspired to hide this theft by instructing its employees not to speak to customers about the fact that Netlist's product was incorporated into ULLtraDIMM. The letter includes diagrams showing precisely how Diablo implemented the theft of Netlist's trade secrets, as well as the names of former Diablo employees, customers and suppliers who can verify the theft. The Form 8-K included as an exhibit a partially redacted copy of the whistleblower letter. On December 13, 2013, Diablo filed an ex parte application in the Northern District Court requesting that the Court issue an order to show cause by Netlist should not be sanctioned for filing the Form 8-K. The Northern District Court heard the parties' arguments on December 16, 2013, and on January 3, 2014, issued an order denying Diablo's application for sanctions, finding that Diablo had not established a basis for finding the information in the Form 8-K and its attachments "confidential" and therefore had not shown why it should be granted the relief it sought.

        On January 21, 2014, Netlist filed a motion for leave to file a second amended answer and counterclaims in the Northern District Court to assert two additional patents against, bringing the total to seven patents asserted against the ULLtraDIMM. Diablo did not oppose Netlist's motion, and the parties filed a joint stipulation and proposed order on February 3, 2014, requesting an additional two months be added to the case schedule to account for the additional patents. On February 5, 2014, the Northern District Court granted Netlist's motion to add the two patents and entered a new case schedule.

  '386 Patent Reexamination

        As noted above, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the '386 patent by the USPTO. In October 2010, Smart Modular requested and was later granted an Inter Partes Reexamination of the '386 patent. The reexaminations requested by Google and Smart Modular were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and Smart Modular filed their comments to the Company's response in October 2011. In October 2012, the USPTO issued an Action Closing Prosecution ("ACP") rejecting all 60 claims. The Company filed a response to the ACP on December 3, 2012. On June 21, 2013, the USPTO issued a Right of Appeal Notice (RAN) in which the Examiner maintained his rejection of the claims. Netlist filed a notice of appeal on July 19, 2013. Google filed a notice of cross-appeal on August 2, 2013, and a cross-appeal brief on October 1, 2013. The Company filed an appeal brief and an amendment canceling some of the remaining claims on October 2, 2013 to further focus the issues on appeal. On February 24, 2014, the Examiner entered the amendment canceling claims, withdrew the rejections related to those claims, but otherwise maintained the positions previously set forth in the RAN. Thus, the reexamination of the '386 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 9—Commitments and Contingencies (Continued)

  '912 Patent Reexamination

        As noted above, in April 2010, Inphi requested but was later denied an Inter Partes Reexamination of the '912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the '912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the '912 patent. In October 2010, Google and Smart Modular each filed and were later granted requests for reexamination of the '912 patent. In February 2011, the USPTO merged the Inphi, Google and Smart Modular '912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the '912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi, Google, and Smart Modular filed their comments on the Company's response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the '912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Google, Inphi and Smart Modular filed their comments to the Company's response in February 2012. The USPTO determined that Smart Modular's comments were defective, and issued a notice to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012. The USPTO issued a non-final Office Action on November 13, 2012 maintaining the patentability of many key claims while rejecting some claims that were previously determined to be patentable. The Company filed a response to the Office Action on January 14, 2013. The requesters filed their comments on February 13, 2013. The reexamination of the '912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

  '627 Patent Reexamination

        In September 2011, Smart Modular filed a request for reexamination of U.S. Patent No. 7,864,627 ("the '627 patent") issued to the Company on January 4, 2011. The '627 patent is related to the '912 patent. In November 2011, the USPTO granted Smart Modular's request for reexamination of the '627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Smart Modular filed its comments to the Company's response in March 2012. The USPTO determined that Smart Modular's comments were defective and issued a notice in April 2012 to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012. The USPTO posted an Office Action on December 19, 2012, confirming one claim and rejecting the rest of the claims in the '627 patent. The Company filed a response to the Office Action on March 19, 2013. Smart Modular filed its comments on the Office Action on April 24, 2013. The USPTO issued another Non-Final Office Action on September 26, 2013, withdrawing certain rejections while adopting new rejections for certain of the pending claims. The Company responded to the Non-Final Office Action on November 26, 2013, by amending some of the claims and making arguments as to the validity of the rejected claims. The reexamination of the '627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 9—Commitments and Contingencies (Continued)

  '537 Patent Reexamination

        As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the '537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the '537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company's response in January 2011. In June 2011, the USPTO issued an ACP, which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims. Inphi filed its comments to the Company's response in September 2011. The USPTO issued a Right of Appeal Notice ("RAN") in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company. Inphi filed a notice of appeal in March 2012 followed by an appeal brief in May 2012. In response, the USPTO issued a Notice of Defective Appeal Brief. Inphi filed a corrective appeal brief in late May 2012, and the Company filed its reply brief to the corrected Inphi appeal brief in early July 2012. The examiner responded to Inphi's corrected appeal brief as well as the Company's reply brief by Examiner's Answer on April 16, 2013, in which he maintained his position confirming all sixty (60) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the examiner jointly defended the '537 patent in a hearing on November 20, 2013 before the Patent Trial and Appeal Board (PTAB) at the USPTO. On January 16, 2014, the PTAB issued a decision upholding the validity of all 60 claims, dismissing every single validity challenge raised by Inphi and affirming the examiner's decision to allow the claims. The reexamination of the '537 patent remains pending and will continue in accordance with established procedures for Inter Partes Reexamination.

  '274 Patent Reexamination

        As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the '274 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the '274 patent by the USPTO. In September 2011, the USPTO issued a Non-Final Action, confirming the patentability of six claims. The Company has responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company's response in November 2011. The USPTO issued an ACP in March 2012, which confirmed the patentability of one hundred and four (104) claims in view of all the previously submitted comments by both Inphi and the Company. The USPTO subsequently issued a RAN in June 2012. This RAN triggered Inphi's right as the losing party to file a notice of appeal and corresponding appeal brief, which Inphi filed when due. The Company responded to Inphi's appeal brief by filing a reply brief in October 2012. The examiner responded to Inphi's appeal brief and the reply brief by Examiner's Answer on April 16, 2013, in which he maintained his position confirming the one hundred and four (104) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the USPTO examiner jointly defended the '274 patent in a hearing on November 20, 2013 before the PTAB, in accordance with established procedures for Inter Partes Reexamination. On January 16, 2014, the PTAB issued a decision affirming the Examiner in part, but reversing the Examiner on new grounds

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 9—Commitments and Contingencies (Continued)

and rejecting the one hundred and four (104) claims. Because the claims were rejected on new grounds, the Company may file a response requesting reopening of prosecution before the Examiner. The Company was granted an extension of time to file this response, and will do so prior to the new due date which will be on or about March 17, 2014. The reexamination of the '274 patent remains pending and will continue in accordance with established procedures for Inter Partes Reexamination.

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

Note 10—Stockholders' Equity

  Serial Preferred Stock

        The Company's authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares were outstanding at December 28, 2013 or December 29, 2012.

  Common Stock

        In November 2011, the Company entered into a sales agreement with Ascendiant Capital Markets LLC ("Ascendiant"), whereby shares with a total value of up to $10.0 million may be released for sale to the public at the discretion of management at a price equal to the current market price in an "at-the-market" offering as defined in Rule 415 under the Securities Act of 1933. During 2013 and 2012, the Company received net proceeds of approximately $0.2 million and $3.9 million, respectively, raised through the sale of 240,373 and 1,312,669 shares of common stock, respectively. The sales agreement with Ascendiant expired on November 21, 2013.

        On December 20, 2012, the Company raised gross proceeds of $1.5 million in a registered public offering ("Offering") of its securities. The Offering closed on December 26, 2012, and the Company received net proceeds of $1.3 million after deducting commissions and offering costs. The Offering resulted in the issuance of 1,685,394 shares of common stock and warrants to purchase up to an

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 10—Stockholders' Equity (Continued)

aggregate of 2,275,282 shares of the Company's common stock, which represents 135% of the number of shares issued and sold in the Offering. Each warrant grants the holder the right to purchase one share of the Company's common stock at an exercise price of $0.89 per share and expires in June 2018. These warrants became exercisable 181 days following the December 26, 2012 issuance date. In February 2014, 750,000 of these warrants were exercised.

        On July 17, 2013, the Company entered into a definitive securities purchase agreement for the sale of common stock and warrants in a registered public offering ("2013 Offering") of its securities for gross proceeds of $1.0 million. The 2013 Offering closed on July 19, 2013, and the Company received net proceeds of $960,000 after deducting commissions and offering costs. The 2013 Offering resulted in the issuance 1,098,902 shares of the Company's common stock and a warrant to purchase up to an aggregate of 1,098,902 shares of the Company's common stock. The warrant is exercisable as of the date of its issuance, has a term of seven years, and an exercise price of $1.00 per share. The exercise price and the number of warrant shares issuable upon exercise of warrant is subject to adjustment in the event of, among other things, certain transactions affecting the Company's common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of-company transaction).

        In addition, on July 18, 2013, concurrent with the execution of the Loan Agreement, the Company issued to an affiliate of DBD, a seven-year warrant (the "Warrant") to purchase an aggregate of 1,648,351 shares of the Company's common stock at a per share price of $1.00, of which 989,011 shares are exercisable immediately on a cash or cashless basis in whole or in part. Pursuant to the terms of the stock purchase warrant agreement, (i) 329,670 shares will become exercisable upon the achievement of the IP Monetization Milestones and (ii) the remaining 329,670 shares will become exercisable upon the Company's receipt of an IP Milestone Term Loan. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"). See Note 6 for treatment of the warrant.

        During the years ended December 28, 2013 and December 29, 2012, the Company cancelled 19,575 and 23,631 shares of common stock, respectively, valued at approximately $14,000 and $64,000, respectively, in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares.

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

        Subject to certain adjustments, as of December 28, 2013, the Company was authorized to issue a maximum of 6,605,566 shares of common stock pursuant to awards under the 2006 Plan. That

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 10—Stockholders' Equity (Continued)

maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At December 28, 2013, the Company had 753,010 shares available for grant under the 2006 Plan. Options granted under the 2000 Plan and the 2006 Plan equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

        A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2011	5,368	2.62
Options granted	1,667	3.40
Options exercised	(1,032)	0.67
Options cancelled	(1,251)	2.83

Options outstanding—December 29, 2012	4,752	$3.22
Options granted	2,080	0.77
Options exercised	(117)	0.34
Options cancelled	(878)	2.05

Options outstanding—December 28, 2013	5,837	$2.58	6.5	$162

Options exercisable—December 28, 2013	3,468	$3.28	5.1	$141

Options exercisable and expected to vest—December 28, 2013	5,495	$2.66	6.4	$158

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 10—Stockholders' Equity (Continued)

        The following table summarizes information about stock options outstanding and exercisable at December 28, 2013:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20 - $1.00	2,192	8.6	$0.70	665	6.9	$0.53
$1.01 - $3.00	1,856	5.3	$2.17	1,482	5.0	$2.16
$3.01 - $5.00	884	7.9	$3.55	416	7.7	$3.53
$5.01 - $8.45	905	2.7	$7.01	905	2.7	$7.01

	5,837	6.5	$2.58	3,468	5.1	$3.28

        A summary of the Company's restricted stock awards is presented below (shares in thousands):

	Restricted Stock Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Balance outstanding at December 31, 2011	319	$3.32
Restricted stock granted	—	—
Restricted stock vested	(113)	3.37
Restricted stock forfeited	(48)	3.22

Balance outstanding at December 29, 2012	158	$3.32
Restricted stock granted	—	—
Restricted stock vested	(95)	3.39
Restricted stock forfeited	(9)	3.49

Balance outstanding at December 28, 2013	54	$3.17

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 10—Stockholders' Equity (Continued)

        The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Year Ended
	December 28, 2013	December 29, 2012
Expected term (in years)	6.4	6.4
Expected volatility	119%	127%
Risk-free interest rate	1.38%	1.16%
Expected dividends	—	—

Weighted-average grant date fair value per share	$0.68	$3.03

Grant date fair value of options vested	$1,355	$1,482

Intrinsic value of options exercised (in thousands)	$46	$2,610

        The weighted-average fair value per share of the restricted stock granted in 2012 was calculated based on the fair market value of the Company's common stock on the respective grant dates. The grant date fair value of restricted stock vested was $0.07 million and $0.3 million in 2013 and 2012, respectively.

        At December 28, 2013, the amount of unearned stock-based compensation currently estimated to be expensed from 2014 through 2016 related to unvested common stock options and restricted stock awards is approximately $2.7 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.2 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

  Warrants

        On December 26, 2012 the Company, in association with raising capital through a registered public offering, issued warrants to purchase up to an aggregate of 2,275,282 shares of the Company's common stock, see above.

        Concurrently with the execution of the Loan Agreement (see Note 6), the Company issued to an affiliate of DBD a seven-year warrant (the "Warrant") to purchase an aggregate of 1,648,351 shares of the Company's common stock at an exercise price of $1.00 per share, of which 989,011 shares are exercisable immediately on a cash or cashless basis in whole or in part. Pursuant to the stock purchase warrant agreement, (i) 329,670 shares will become exercisable upon the achievement of the IP Monetization Milestones and (ii) the remaining 329,670 shares will become exercisable upon the Company's receipt of an IP Milestone Term Loan. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The Company accounted for the warrants as a debt discount and has valued them

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 10—Stockholders' Equity (Continued)

based on the relative fair value at approximately $1,215,000, to be amortized over the term of the debt instrument, or three years, using the effective interest method. For the year ended December 28, 2013, the Company amortized approximately $203,000 as interest expense in the consolidated statements of comprehensive loss.

        A summary of the warrant activity is presented below:

	Number of Shares (in thousands)	Weighted- Average Exercise Price
Warrants outstanding—December 31, 2011	—	$—
Warrant granted	2,275	0.89
Warrants exercised	—	—

Warrants outstanding—December 29, 2012	2,275	$0.89
Warrant granted	2,748	1.00
Warrants exercised	—	—

Warrants outstanding—December 28, 2013	5,023	$0.95

        There were no warrants exercised or cancelled in the year ended December 28, 2013 or December 29, 2012.

Note 11—401(k) Plan

        The Company sponsors a 401(k) defined contribution plan. Employees are eligible to participate in this plan provided they are employed full-time and have reached 21 years of age. Participants may make pre-tax contributions to the plan subject to a statutorily prescribed annual limit. Each participant is fully vested in his or her contributions and investment earnings. The Company may make matching contributions on the contributions of a participant on a discretionary basis. In fiscal 2012, the Company adopted a limited matching contribution policy and made approximately $0.07 and $0.1 million in contributions to participants in this plan in the year ended December 28, 2013 and December 29, 2012, respectively.

Note 12—Major Customers and Suppliers

        The Company's product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company's net sales as follows:

	Year Ended
	December 28, 2013	December 29, 2012
Customer A	45%	60%
Customer B	15%	18%

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 12—Major Customers and Suppliers (Continued)

        Sales of the Company's NVvault™ products represented 39% and 51% of net sales in 2013 and 2012.

        The Company's accounts receivable are concentrated with one customer at December 28, 2013 representing approximately 73% of aggregate gross receivables. At December 29, 2012, two customers represented approximately 41% and 24% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

        The Company's purchases have historically been concentrated in a small number of suppliers. The following table sets forth purchases from suppliers comprising 10% or more of the Company's total purchases as follows:

	Year Ended
	December 28, 2013	December 29, 2012
Supplier A	12%	19%
Supplier B	13%	17%

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

        To date, a majority of the Company's international sales relate to shipments of products to its U.S. customers' international manufacturing sites or third- party hubs. Net sales derived from shipments to international destinations, primarily to Hong Kong (including foreign subsidiaries of customers that are headquartered in the U.S.), represented approximately 58% and 70% of the Company's net sales in 2013 and 2012, respectively. All of the Company's net sales to date have been denominated in U.S. dollars.

        As of December 28, 2013 and December 29, 2012, approximately $0.6 million and $1.5 million, respectively, of the Company's long-lived assets, net of depreciation and amortization, were located outside the U.S., primarily in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 14—Subsequent Events

        The Company has evaluated subsequent events through the filing date of the Annual Report on Form 10-K and determined that no subsequent events have occurred that would require recognition in

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 14—Subsequent Events (Continued)

the consolidated financial statements or disclosures in the notes thereto other than as discussed in the accompanying notes.

  Sale of Common Stock Pursuant to Securities Purchase Agreement

        On February 11, 2014, the Company completed a registered firm commitment underwritten public offering (the "Offering") of shares of the Company's common stock. In the Offering, the Company issued and sold to Craig-Hallum Capital Group LLC (the "Underwriter") 8,680,775 shares of common stock pursuant to an underwriting agreement (the "Underwriting Agreement"), dated as of February 6, 2014, by and between the Company and the Underwriter, at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter's exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the offering was $1.30 per share. The net proceeds from the Offering were approximately $10.2 million, after deducting underwriting discounts and commissions and estimated offering expenses.

  Exercise of Warrant

        On February 3, 2014, the holder of a warrant issued in December 2012 purchased 750,000 shares of Common Stock upon exercise of the warrant at a purchase price of $0.89 per share, resulting in proceeds to the Company of $667,500.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 15—Quarterly Summary (Unaudited, in thousands except share and per share data)

	Three Months Ended
	December 28, 2013	September 28, 2013	June 29, 2013	March 30, 2013
Net sales	$7,730	$4,289	$5,065	$5,963
Cost of sales	5,831	3,896	4,818	5,397

Gross profit	1,899	393	247	566
Operating expenses:
Research and development	1,742	1,641	1,457	1,842
Selling, general and administrative	1,387	1,554	1,571	1,756

Total operating expenses	3,129	3,195	3,028	3,598

Operating loss	(1,230)	(2,802)	(2,781)	(3,032)
Other income (expense):
Interest expense, net	(390)	(324)	(88)	(130)
Other (income) expense, net	28	(8)	7	(6)

Total other expense, net	(362)	(332)	(81)	(136)

Loss before provision for income taxes	(1,592)	(3,134)	(2,862)	(3,168)
Provision for income taxes	—	7	1	2

Net loss	$(1,592)	$(3,141)	$(2,863)	$(3,170)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.10)	$(0.09)	$(0.10)
Weighted-average common shares outstanding:
Basic and diluted	31,752	31,268	30,320	30,205

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 28, 2013

Note 15—Quarterly Summary (Unaudited, in thousands except share and per share data) (Continued)

	Three Months Ended
	December 29, 2012	September 29, 2012	June 30, 2012	March 31, 2012
Net sales	$5,963	$6,391	$10,552	$13,967
Cost of sales	5,126	6,003	7,814	8,531

Gross profit	837	388	2,738	5,436
Operating expenses:
Research and development	2,618	2,615	3,770	3,842
Selling, general and administrative	2,098	2,497	2,871	2,609

Total operating expenses	4,716	5,112	6,641	6,451

Operating loss	(3,879)	(4,724)	(3,903)	(1,015)
Other income (expense):
Interest expense, net	(90)	(98)	(79)	(71)
Other (income) expense, net	(146)	4	3	5

Total other income (expense), net	(236)	(94)	(76)	(66)

Loss before provision (benefit) for income taxes	(4,115)	(4,818)	(3,979)	(1,081)
Provision (benefit) for income taxes	(17)	4	1	—

Net loss	$(4,098)	$(4,822)	$(3,980)	$(1,081)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.17)	$(0.14)	$(0.04)
Weighted-average common shares outstanding:
Basic and diluted	28,279	28,199	28,111	26,729

        Each of the Company's quarters in fiscal 2013 and 2012 is comprised of 13 weeks.

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.