Form 10-Q
period 2014-03-29
NETLIST INC
filed 2014-05-13
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

41,479,584 shares outstanding at April 30, 2014

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 29, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	March 29,	December 28,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$17,974	$6,701
Restricted cash	1,100	1,100
Accounts receivable, net	4,219	4,866
Inventories	2,428	2,620
Prepaid expenses and other current assets	811	823
Total current assets	26,532	16,110
Property and equipment, net	891	1,143
Other assets	323	422
Total assets	$27,746	$17,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,881	$3,795
Accrued payroll and related liabilities	771	635
Accrued expenses and other current liabilities	543	533
Accrued engineering charges	500	500
Current portion of long-term debt and debt discount	298	—
Total current liabilities	5,993	5,463
Long-term debt, net of current portion and debt discount	5,056	5,099
Other liabilities	104	100
Total liabilities	11,153	10,662
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 41,480 (2014) and 31,776 (2013) shares issued and outstanding	41	31
Additional paid-in capital	116,057	104,469
Accumulated deficit	(99,505)	(97,487)
Total stockholders’ equity	16,593	7,013
Total liabilities and stockholders’ equity	$27,746	$17,675

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	March 29,	March 30,
	2014	2013

Net sales	$7,001	$5,963
Cost of sales(1)	5,016	5,397
Gross profit	1,985	566
Operating expenses:
Research and development(1)	1,975	1,842
Selling, general and administrative(1)	1,622	1,756
Total operating expenses	3,597	3,598
Operating loss	(1,612)	(3,032)
Other expense, net:
Interest expense, net	(395)	(130)
Other expense, net	(11)	(6)
Total other expense, net	(406)	(136)
Loss before provision for income taxes	(2,018)	(3,168)
Provision for income taxes	—	2
Net loss	$(2,018)	$(3,170)
Net loss per common share:
Basic and diluted	$(0.05)	$(0.10)

Weighted-average common shares outstanding:
Basic and diluted	36,881	30,205

(1)  Amounts include stock-based compensation expense as follows:

Cost of sales	$15	$12
Research and development	188	160
Selling, general and administrative	328	262

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 29,	March 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,018)	$(3,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	282	418
Amortization of debt discount and debt issuance costs	203	—
Realized loss on disposal of property and equipment	6	2
Stock-based compensation	531	434
Changes in operating assets and liabilities:
Accounts receivable	647	245
Inventories	192	1,155
Prepaid expenses and other current assets	206	400
Other assets	22	1
Accounts payable	86	338
Accrued payroll and related liabilities	136	126
Accrued expenses and other current liabilities	14	(7)
Net cash provided by (used in) operating activities	307	(58)
Cash flows from investing activities:
Acquisition of property and equipment	(39)	(29)
Proceeds from sale of property and equipment	3	2
Proceeds from maturities and sales of investments in marketable securities	—	415
Net cash (used in) provided by investing activities	(36)	388
Cash flows from financing activities:
Payments on debt	(65)	(417)
Proceeds from public offering, net of offering costs of $116	10,276	—
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	791	17
Net cash provided by (used in) financing activities	11,002	(400)
Increase (decrease) in cash and cash equivalents	11,273	(70)
Cash and cash equivalents at beginning of period	6,701	7,755
Cash and cash equivalents at end of period	$17,974	$7,685

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2014

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 28, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2014.

The condensed consolidated financial statements included herein as of March 29, 2014 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of March 29, 2014, the condensed consolidated statements of its operations and cash flows for the three months ended March 29, 2014 and March 30, 2013.  The results of operations for the three months ended March 29, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31.  For fiscal 2014, the Company’s fiscal year is scheduled to end on December 27, 2014 and will consist of 52 weeks. Each of the Company’s first three quarters in a fiscal year is comprised of 13 weeks.

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

Restricted Cash

Restricted cash of $1.1 million, as of March 29, 2014, consists of cash to secure three standby letters of credit.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and debt instruments.  The fair value of the Company’s cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs.  The Company recognizes transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  The Company believes that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

The Company invests its cash equivalents primarily in money market mutual funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company had $1.1 million of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insured cash and cash equivalents at March 29, 2014.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of March 29, 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

Warranty Reserve

The Company offers product warranties generally ranging from one to three years, depending on the product and negotiated terms of any purchase agreements with customers. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. Warranties are not offered on sales of excess component inventory. The Company records an estimate for warranty-related costs at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs (see Note 3).While such costs have historically been within management’s expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty reserves, and could adversely affect the Company’s gross profit and gross margins.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations may change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from the Company’s estimates, which could require the Company to record additional tax liabilities or to reduce previously recorded tax liabilities, as applicable.

Research and Development Expenses

Research and development expenditures are expensed in the period incurred.

Risks and Uncertainties

The Company is subject to certain risks and uncertainties including its ability to obtain profitable operations due to the Company’s history of losses and accumulated deficits, the Company’s dependence on a few customers for a significant portion of revenues, risks related to intellectual property matters, market development of and demand for the Company’s products, and the length of the sales cycle.  Such risks could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company has invested and expects to continue to invest a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud® memory subsystem. This new design and the products it is incorporated into are subject to increased risks as compared to the Company’s existing products. The Company may be unable to achieve customer or market acceptance of the HyperCloud® memory subsystem or other new products, or achieve such acceptance in a timely manner. The Company has experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and as of March 29, 2014, the product has not generated significant revenue relative to the Company’s investment in the product. The Company has entered into collaborative agreements with both HP and IBM pursuant to which these OEMs have cooperated with the Company to qualify HyperCloud® for use in their respective products. The qualifying OEMs have engaged and continue to engage with the Company in joint marketing and further product development efforts. The Company and each of the OEMs have committed financial and other resources toward the collaboration. There can be no assurance that the efforts undertaken pursuant to either of the collaborative agreements will result in any new revenues for the Company. Further delays or any failure in placing or qualifying this product with HP, IBM or other potential customers would adversely impact the Company’s consolidated results of operations.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted. The liabilities of the Company’s subsidiaries in the PRC exceeded its assets as of March 29, 2014 and December 28, 2013.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three months ended March 29, 2014 or March 30, 2013.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	March 29,	December 28,
	2014	2013

Raw materials	$1,437	$1,737
Work in process	268	67
Finished goods	723	816
	$2,428	$2,620

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Three Months Ended
	March 29,	March 30,
	2014	2013

Beginning balance	$249	$235
Estimated cost of warranty claims charged to cost of sales	46	31
Cost of actual warranty claims	(35)	(14)
Ending balance	260	252
Less current portion	(156)	(152)
Long-term warranty obligations	$104	$100

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 29,	March 30,
	2014	2013

Basic and diluted net loss per share:
Numerator: Net loss	$(2,018)	$(3,170)
Denominator: Weighted-average common shares outstanding, basic and diluted	36,881	30,205
Basic and diluted net loss per share	$(0.05)	$(0.10)

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

	Three Months Ended
	March 29,	March 30,
	2014	2013
Common share equivalents	573	238

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended
	March 29,	March 30,
	2014	2013
Customer:
Customer A	14%	24%
Customer B	10%	18%
Customer C	10%	10%
Customer D	19%	—%
Customer E	19%	—%

The Company’s accounts receivable as of March 29, 2014 were concentrated with four customers, representing approximately 10%, 15%, 27% and 20% of aggregate gross receivables. At December 28, 2013, one customer represented approximately 73% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Three Months Ended
	March 29,	March 30,
	2014	2013

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment not paid for at the end of the period	$—	$175
Debt financed acquisition of fixed assets	$—	$240
Issuance costs associated with February public offering	$125	$—

Note 4—Credit Agreements

Silicon Valley Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank (“SVB”), which was most recently amended on July 18, 2013 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

Pursuant to the September 2010 amendment to the SVB Credit Agreement, SVB extended a $1.5 million term loan, bearing interest at a rate of prime plus 2.00%. The Company was required to make monthly principal payments of $41,666 over the 36 month term of the loan, or $0.5 million annually. In May 2011, SVB extended an additional $3.0 million term loan, bearing interest at a rate of prime plus 2.75%. The Company was required to make monthly principal payments of $125,000 over the 24 month term of the loan, or $1.5 million annually. In May 2012, SVB consolidated both term loans and extended additional credit, resulting in a combined balance of $3.5 million as of May 2012 (the “Consolidated Term Loan”). The Consolidated Term Loan was payable in 36 installments of $97,222, beginning December 2012, with interest at a rate of prime plus 2.50%. Interest was payable monthly from the date of funding through final payoff of the loan. On July 18, 2013, as part an amendment to the SVB Credit Agreement entered into with SVB and following the Company’s receipt of additional loan financing from DBD Credit Funding, LLC, an affiliate of Fortress Investment Group, LLC (“DBD”), the Consolidated Term Loan and outstanding interest was paid in full.

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

SVB Amendment requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheet. At March 29, 2014, letters of credit in the amount of $1.1 million were outstanding.

The following table presents details of interest expense related to borrowings on the line of credit with SVB, along with certain other applicable information (in thousands):

	Three Months Ended
	March 29,	March 30,
	2014	2013

Interest expense	$24	$67

The following table presents details of the Company’s outstanding borrowings and availability under our line of credit with SVB:

	March 29,	December 28,
	2014	2013
Availability under the revolving line of credit	$3,211	$4,042

All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets, other than its intellectual property, which is subject to a first priority lien held by DBD. The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends. As of March 29, 2014, the Company was in compliance with its debt covenants.

On January 23, 2013, the Company entered into a Forbearance Agreement with SVB (the Forbearance Agreement”). Pursuant to the Forbearance Agreement that was in effect prior to the July 18, 2013 loan amendment, any principal amount outstanding under the revolving line accrued interest at a per annum rate equal to the following (i) at all times that a Streamline Period (as defined) is in effect, 1.75% above the Prime Rate; and (ii) at all times that a Streamline Period is not in effect, 2.75% above the Prime Rate, which interest was payable monthly. In addition, the reserve on the revolving line was increased to $2 million.  On July 18, 2013, as part of the SVB Amendment, the Streamline Period interest was eliminated and any principal amount outstanding under the Revolving Line accrues interest at 2.75% above the Prime Rate.  The SVB Amendment eliminated the reserve on the revolving line of $2 million, thereby increasing the borrowing availability.

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

The Company’s obligations under the Loan Agreement are secured by a first-priority security interest in the Company’s intellectual property assets (other than certain patents and related assets relating to the NVvault™ product line) pursuant to an intellectual property security agreement with DBD (the “IP Security Agreement”) and a second-priority security interest in substantially all of the Company’s other assets.

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

•consolidate or merge;

• sell or exclusively license assets, including capital stock of subsidiaries;

•alter the business of the Company;

• engage in transactions with affiliates; and

•pay dividends or make distributions.

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

Concurrently with the execution of the Loan Agreement, the Company issued to an affiliate of DBD a seven-year warrant (the “Warrant”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at an exercise price of $1.00 per share, of which 989,011 shares are exercisable immediately on a cash or cashless basis in whole or in part. Pursuant to the stock purchase warrant agreement, (i) 329,670 shares will become exercisable upon the achievement of the IP Monetization Milestones and (ii) the remaining 329,670 shares will become exercisable upon the Company’s receipt of an IP Milestone Term Loan. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”). The Company accounted for the warrants as a debt discount and has valued them based on the relative fair value at approximately $1,215,000, to be amortized over the term of the debt instrument, or three years, using the effective interest method. For the three months ended March 29, 2014, the Company amortized approximately $123,000 as interest expense in the consolidated statement of operations.

Also in connection with the Loan Agreement, the Company agreed to pay to a consultant a consulting fee equal to (i) $300,000 in connection with the Company’s receipt of the Initial Term Loan and (ii) 5% of any additional principal amount loaned to the Company as an IP Milestone Term Loan.  The initial $300,000 has been recorded as debt issuance cost to be amortized over the term of the debt instrument, or three years, using the effective interest method.  During the three months ended March 29, 2014, the Company amortized approximately $80,000 as interest expense in the consolidated statement of operations.

Note 5— Debt

Debt consists of the following (in thousands):

	March 29,	December 28,
	2014	2013

Term Loan, DBD, net of debt discount of $889 for 2014 and $1,012 for 2013	$5,222	5,099
Note payable to others	132	—
	5,354	5,099
Less current portion	(298)	—
	$5,056	$5,099

Interest expense related to debt is presented in the following table (in thousands):

	Three Months Ended
	March 29,	March 30,
	2014	2013

Interest expense	$372	$64

Note 6—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended
	March 29,	March 30,
	2014	2013

Provision for income taxes	$—	$2
Effective tax rate	—%	(0.1)%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of March 29, 2014 and December 28, 2013. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company does not have any unrecognized tax benefits as of March 29, 2014 and December 28, 2013.

Note 7—Commitments and Contingencies

Facility Lease

On July 26, 2013, the Company entered into an amendment for a three year lease with the Irvine Company. The amendment terminated the existing lease of the 51 Discovery, Suite 150, Irvine, California, 92618 premise in exchange for office space located at 175 Technology Drive, Suite 150, Irvine, California, 92618 USA. The lease payments range from approximately $9,000 per month to $10,000 per month over the term of the lease. This lease is valid through July 31, 2016. The annual payment for this space equates to approximately $111,000 per year.

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

On August 23, 2013, Netlist filed an amended complaint for patent infringement, antitrust violations and trade secret misappropriation against Smart Modular, Smart Storage Systems (Smart Storage), Smart Worldwide Holdings (Smart Worldwide) and Diablo Technologies (Diablo) in the Santa Ana Division of the U.S. District Court for the Central District of California. Netlist’s amended complaint alleges infringement of five Netlist patents by the defendants based on the manufacture and sale of the ULLtraDIMM memory module. Netlist’s complaint also alleges antitrust violations by Smart Modular and Smart Worldwide, contending that Smart Modular procured a patent (U.S. Patent No. 8,250,295) with blatant inequitable conduct at the USPTO, withheld the patent application leading to the patent from relevant JEDEC committees for more than eight years, sought to improperly enforce that patent against Netlist’s JEDEC-compliant HyperCloud® product by seeking a preliminary injunction against Netlist based on the patent, which was denied by the Court, and made deceptive statements to the public about its lawsuit against Netlist. Netlist’s complaint also alleges trade secret misappropriation and trademark infringement against Diablo, claiming that Diablo misused Netlist trade secrets to create the ULLtraDIMM product for Smart Storage Systems, and that Diablo used Netlist’s HyperCloud® technology to create competing products.

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

In the Central District Court, Smart Modular and Smart Worldwide filed motions on September 13, 2013, to dismiss or sever various counts related to the ‘295 patent. On September 26, 2013, Diablo filed a motion to dismiss Netlist’s claims for trade secret misappropriation, breach of contract, and unfair competition. On October 29, 2013,Smart Modular and Diablo filed motions to dismiss or transfer the patent claims related to the ULLtraDIMM memory module. On November 26, 2013, the Central District Court: (i) severed and transferred the claims related to the ‘295 patent to the Eastern District of California, which were stayed by the Court on March 7, 2014, along with the other ‘295 related claims pending results of the ‘295 reexamination; (ii) severed and transferred to the Northern District of California the patent claims related to the ULLtraDIMM memory module; (iii) issued an order to show cause why the remaining claims should not also be transferred to the Northern District; and (iv) held in abeyance Diablo’s pending motion to dismiss and motion for judgment on the pleadings. The parties filed briefs in response to the order to show cause, and then on December 23, 2013, the Central District Court ordered the remaining claims to be transferred to the Northern District. All of the claims from the amended complaint filed on August 23, 2013, in the Central District Court have now been transferred to either the Northern District or Eastern District of California.

As reported in its Form 8-K filed on December 13, 2013, Netlist received a whistleblower letter postmarked from Canada (where Diablo is based) on November 13, 2013, and obviously written by a current or former Diablo employee. The letter begins by bluntly stating that Diablo stole Netlist’s architecture and design, and goes on to explain that Diablo used Netlist’s HyperCloudTM product “as-is” in creating the ULLtraDIMM product, which it then used in demonstrations to major customers including IBM and Hewlett-Packard. The letter further states that Diablo’s management conspired to hide this theft by instructing its employees not to speak to customers about the fact that Netlist’s product was incorporated into ULLtraDIMM. The letter includes diagrams showing precisely how Diablo implemented the theft of Netlist’s trade secrets, as well as the names of former Diablo employees, customers and suppliers who can verify the theft. The Form 8-K included as an exhibit a partially redacted copy of the whistleblower letter. On December 13, 2013, Diablo filed an ex parte application in the Northern District Court requesting that the Court issue an order to show cause by Netlist should not be sanctioned for filing the Form 8-K. The Northern District Court heard the parties’ arguments on December 16, 2013, and on January 3, 2014, issued an order denying Diablo’s application for sanctions, finding that Diablo had not established a basis for finding the information in the Form 8-K and its attachments “confidential” and therefore had not shown why it should be granted the relief it sought.

On January 21, 2014, Netlist filed a motion for leave to file a second amended answer and counterclaims in the Northern District Court to assert two additional patents against, bringing the total to seven patents asserted against the ULLtraDIMM. Diablo did not oppose Netlist’s motion, and the parties filed a joint stipulation and proposed order on February 3, 2014, requesting an additional two months be added to the case schedule to account for the additional patents. On February 5, 2014, the Northern District Court granted Netlist’s motion to add the two patents and entered a new case schedule.  On February 12, 2014, the Northern District Court granted the parties joint stipulation dismissing Smart Modular without prejudice.  On April 7, 2014, the Northern District Court granted Netlist’s motion for leave to file a Second Amended Complaint in the patent case.

On April 1, 2014, the Northern District Court denied Diablo’s motion to strike Netlist’s infringement contentions, finding that Netlist’s contentions did indeed satisfy the relevant requirements and, on April 7, 2014, granted Netlist’s motion to compel defendants to produce certain discovery materials related to the ULLtraDIMM.  Diablo filed a motion for relief from these two rulings, which was denied on April 8, 2014.  Also on April 7, 2014, the Northern District Court granted Netlist’s motion for issuance of Letters Rogatory to the Canadian courts requesting that summons be issued for two former Diablo employees living in Canada and named in the whistleblower letter to produce documents and to be deposed.

On April 8, 2014, the Northern District Court granted Netlist’s motion to consolidate the patent related cases (Case Nos. 4:13-CV-05889-YGR and 4:13-CV-03901-YGR) and to coordinate discovery with the trade secret case (4:13-CV-05962-YGR), and denied Diablo’s motion to further consolidate the patent and trade secret cases.  On April 15, 2014, the Northern District Court granted the parties joint stipulation dismissing Smart Worldwide without prejudice.  On April 30, 2014, the Northern District Court denied Diablo’s request that Netlist’s Amended Trade Secret Disclosure and exhibits thereto be re-designated as “Confidential” from the current designation of “Highly Confidential — Attorneys’ Eyes Only”.

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

‘912 Patent Reexamination

As noted above, in April 2010, Inphi requested but was later denied an Inter Partes Reexamination of the ‘912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the ‘912 patent. In October 2010, Google and Smart Modular each filed and were later granted requests for reexamination of the ‘912 patent. In February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ‘912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi, Google, and Smart Modular filed their comments on the Company’s response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the ‘912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Google, Inphi and Smart Modular filed their comments to the Company’s response in February 2012. The USPTO determined that Smart Modular’s comments were defective, and issued a notice to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012. The USPTO issued a non-final Office Action on November 13, 2012 maintaining the patentability of many key claims while rejecting some claims that were previously determined to be patentable. The Company filed a response to the Office Action on January 14, 2013. The requesters filed their comments on February 13, 2013.  On March 21, 2014, the USPTO issued an Action Closing Prosecution, confirming the patentability of 92 claims and maintaining the rejection of 11 other claims.  The reexamination of the ‘912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘627 Patent Reexamination

In September 2011, Smart Modular filed a request for reexamination of U.S. Patent No. 7,864,627 (“the ‘627 patent”) issued to the Company on January 4, 2011. The ‘627 patent is related to the ‘912 patent. In November 2011, the USPTO granted Smart Modular’s request for reexamination of the ‘627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Smart Modular filed its comments to the Company’s response in March 2012. The USPTO determined that Smart Modular’s comments were defective and issued a notice in April 2012 to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012. The USPTO posted an Office Action on December 19, 2012, confirming one claim and rejecting the rest of the claims in the ‘627 patent. The Company filed a response to the Office Action on March 19, 2013. Smart Modular filed its comments on the Office Action on April 24, 2013. The USPTO issued another Non-Final Office Action on September 26, 2013, withdrawing certain rejections while adopting new rejections for certain of the pending claims. The Company responded to the Non-Final Office Action on November 26, 2013, by amending some of the claims and making arguments as to the validity of the rejected claims. On March 27, 2014, the USPTO issued an Action Closing Prosecution, maintaining the claim rejections.  The reexamination of the ‘627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

‘537 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in January 2011. In June 2011, the USPTO issued an ACP, which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims. Inphi filed its comments to the Company’s response in September 2011. The USPTO issued a Right of Appeal Notice (“RAN”) in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company. Inphi filed a notice of appeal in March 2012 followed by an appeal brief in May 2012. In response, the USPTO issued a Notice of Defective Appeal Brief. Inphi filed a corrective appeal brief in late May 2012, and the Company filed its reply brief to the corrected Inphi appeal brief in early July 2012. The examiner responded to Inphi’s corrected appeal brief as well as the Company’s reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming all sixty (60) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the examiner jointly defended the ‘537 patent in a hearing on November 20, 2013 before the Patent Trial and Appeal Board (PTAB) at the USPTO. On January 16, 2014, the PTAB issued a decision upholding the validity of all 60 claims, dismissing every single validity challenge raised by Inphi and affirming the examiner’s decision to allow the claims. The reexamination of the ‘537 patent remains pending and will continue in accordance with established procedures for Inter Partes Reexamination.

‘274 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘274 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘274 patent by the USPTO. In September 2011, the USPTO issued a Non-Final Action, confirming the patentability of six claims. The Company has responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in November 2011. The USPTO issued an ACP in March 2012, which confirmed the patentability of one hundred and four (104) claims in view of all the previously submitted comments by both Inphi and the Company. The USPTO subsequently issued a RAN in June 2012. This RAN triggered Inphi’s right as the losing party to file a notice of appeal and corresponding appeal brief, which Inphi filed when due. The Company responded to Inphi’s appeal brief by filing a reply brief in October 2012. The examiner responded to Inphi’s appeal brief and the reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming the one hundred and four (104) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the USPTO examiner jointly defended the ‘274 patent in a hearing on November 20, 2013 before the PTAB, in accordance with established procedures for Inter Partes Reexamination. On January 16, 2014, the PTAB issued a decision affirming the Examiner in part, but reversing the Examiner on new grounds and rejecting the one hundred and four (104) claims.  On March 28, 2014, Netlist filed a Patent Owner’s Response Requesting to Reopen Prosecution along with certain claim amendments and arguments. The reexamination of the ‘274 patent remains pending and will continue in accordance with established procedures for Inter Partes Reexamination.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares were outstanding at March 29, 2014 or December 28, 2013.

Common Stock

In November 2011, the Company entered into a sales agreement with Ascendiant Capital Markets LLC (“Ascendiant”), whereby shares with a total value of up to $10.0 million may be released for sale to the public at the discretion of management at a price equal to the current market price in an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933. During 2013 the Company received net proceeds of approximately $0.2 million raised through the sale of 240,373 shares of common stock. The sales agreement with Ascendiant expired on November 21, 2013.

On February 3, 2014, the Company issued 750,000 shares of common stock upon exercise of warrants at a purchase price of $0.89 per share, resulting in proceeds to the Company of $667,500.

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

On July 18, 2013, concurrent with the execution a Loan Agreement, the Company issued to an affiliate of DBD, a seven-year warrant (the “Warrant”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at a per share price of $1.00, of which 989,011 shares are exercisable immediately on a cash or cashless basis in whole or in part. Pursuant to the terms of the stock purchase warrant agreement, (i) 329,670 shares will become exercisable upon the achievement of the IP Monetization Milestones and (ii) the remaining 329,670 shares will become exercisable upon the Company’s receipt of an IP Milestone Term Loan. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).  See Note 4 for treatment of the Warrant.

Sale of Common Stock Pursuant to Securities Purchase Agreement

On February 11, 2014, the Company completed a registered firm commitment underwritten public offering (the “2014 Offering”) of shares of the Company’s common stock. In the 2014 Offering, the Company issued and sold to Craig-Hallum Capital Group LLC (the “Underwriter”) 8,680,775 shares of common stock pursuant to an underwriting agreement (the “Underwriting Agreement”), dated as of February 6, 2014, by and between the Company and the Underwriter, at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2014 Offering was $1.30 per share. The net proceeds from the 2014 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Cancellation of Shares of Common Stock

During the three months ended March 29, 2014 and the year ended December 28, 2013, the Company cancelled 10,015 and 19,575 shares of common stock, respectively, valued at approximately $21,000 and $14,000, respectively, in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Subject to certain adjustments, as of March 29, 2014, the Company was authorized to issue a maximum of 7,805,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At March 29, 2014, the Company had 763,010 shares available for grant under the 2006 Plan.  Options granted under the 2000 Plan and the 2006 Plan equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the three months ended March 29, 2014 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 28, 2013	5,837	$2.58
Options granted	1,210	1.79
Options exercised	(283)	0.52
Options cancelled	(20)	3.19
Options outstanding at March 29, 2014	6,744	$2.52

The intrinsic value of options exercised in the three months ended March 29, 2014 was $400,953.

A summary of the Company’s restricted stock awards as of and for the three months ended March 29, 2014 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at December 28, 2013	54	$3.17
Restricted stock vested	(46)	3.39
Balance outstanding at March 29, 2014	8	$1.92

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Three Months Ended
	March 29,	March 30,
	2014	2013
Expected term (in years)	6.4	6.1
Expected volatility	121%	127%
Risk-free interest rate	1.91%	1.13%
Expected dividends	—	—
Weighted-average grant date fair value per share	$1.59	$0.62

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The grant date fair value of restricted stock vested was $0.10 and $0.03 million in the three months ended March 29, 2014 and March 30, 2013, respectively.

At March 29, 2014, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2014 through fiscal 2017 related to unvested common stock options and restricted stock awards is approximately $3.9 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 9—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At March 29, 2014 and December 28, 2013, approximately $0.5 and $0.6 million, respectively, of the Company’s long-lived assets, net of depreciation and amortization, respectively, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 10—Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and subsequent reports on Form 10-Q and 8-K, which discuss our business in greater detail.

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to risks associated with: the uncertainty of our future capital requirements and the likelihood that we need to raise additional funds; the amount and terms of our indebtedness; the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of EXPRESSvault™, NVvault™, HyperCloud™ and VLP Planar-X RDIMM; the timing and magnitude of anticipated additional decreases in sales to our key customer; our ability to leverage our NVvault™ technology in a more diverse customer base; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation and reexamination proceedings before the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC.  Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  These forward-l0king statements represent our estimates and assumptions only as of the date made. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We design, manufacture and sell a wide variety of high performance, logic-based memory subsystems for the global datacenter, storage and high-performance computing markets. Our memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”). We primarily market and sell our products to leading original equipment manufacturer (“OEM”) customers. Our solutions are targeted at applications where memory plays a key role in meeting system performance requirements. We leverage a portfolio of proprietary technologies and design techniques, including combining discrete semiconductor technologies such as DRAM and NAND flash to function as one, efficient planar design, and alternative packaging techniques to deliver memory subsystems with persistence, high density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. Our NVvault™ product is the first to offer both DRAM and NAND in a standard form factor memory subsystem as a persistent dual-in line memory module (“DIMM”) in mission critical applications.

Intellectual Property and Licensing

Our high performance memory subsystems are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. However our efforts may not result in significant revenues from these licensing arrangements.

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

Our Products

HyperCloud ®

Our HyperCloud® technology incorporates our patented rank multiplication technology that increases memory capacity and our patented load reduction technology that increases memory bandwidth. We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real- time data analytics, and high performance computing.

NVvault™ and EXPRESSvault™

We were the first to develop and market memory subsystems that incorporate both DRAM and NAND in a single NVvault™ persistent DIMM solution for backup of volatile data to non-volatile NAND. NVvault™ is desirable for mission critical backups during power interruption in Redundant Array of Independent Disks (“RAID”) and main memory for Cloud, Big Data, on-line banking and other real time applications. NVvault™ is incorporated in our EXPRESSvault™ PCIe solution for both acceleration and backup in storage applications.

Our NVvault™ product line consists primarily of battery-free and battery-powered flash backed cache memory subsystems targeting RAID storage, application acceleration and mission critical data integrity. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. The NVvault™ products have historically been sold primarily to Dell, for incorporation in its PERC 7 server products. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a steady decline in NVvault™ sales to Dell. There were no sales of NVvault™ products to Dell in the three months ended March 29, 2014 and $0.4 million in the three months ended March 30, 2013. We expect minimal demand for Dell DDR2 NVvault™ in 2014.

In order to leverage our NVvault™ technology leadership position into a more diverse customer base, we will pursue qualifications broadly within the industry, however, our efforts may not result in significant revenues from the sale of NVvault™ products.

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

NVvault™.  We were the first to develop and market memory subsystems that incorporate both DRAM and NAND flash in a single NVvault™ persistent DIMM solution for backup of volatile DRAM data to non-volatile NAND. NVvault™ combines the best attributes of DRAM; speed, durability and reliability with high densities, lower power and lowest costs provided by NAND to provide application acceleration and mission critical backup during power interruption for cloud infrastructure, virtualization, analytics and database applications. NVvault™ is incorporated in our EXPRESSvault™ PCIe solution for both acceleration and backup in storage applications.

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

Recent Developments

February 2014 Public Offering of Common Stock

On February 11, 2014, we completed a registered firm commitment underwritten public offering (the “2014 Offering”) of shares of our common stock, par value $0.001 per share (“Common Stock”).  In the Offering, we issued and sold to Craig-Hallum Capital Group LLC (the “Underwriter”) 8,680,775 shares of Common Stock pursuant to an underwriting agreement (the “Underwriting Agreement”), dated as of February 6, 2014, by and between the Company and the Underwriter, at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments.  The price per share to the public in the 2014 Offering was $1.30 per share.  The net proceeds from the 2014 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Exercise of Warrant

On March 3, 2014, the holder of a warrant issued in December 2012 purchased 750,000 shares of Common Stock upon exercise of the warrant at a purchase price of $0.89 per share, resulting in proceeds to us of $667,500.

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

Fair Value of Financial Instruments.  Our financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and debt instruments.  The fair value of our cash equivalents is determined based on quoted prices in active markets for identical assets or level 1 inputs. We recognize transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

Income Taxes.  Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the condensed consolidated financial statements, calculated at enacted tax rates for expected periods of realization. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Because we have operated at a loss for an extended period of time, we have not recognized deferred tax assets related to losses incurred since 2010.  In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record an income tax benefit or a reduction to income tax expense in the period of such realization.

ASC Topic 740 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under ASC Topic 740, we may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 29,	March 30,
	2014	2013

Net sales	100%	100%
Cost of sales	72	91
Gross profit	28	9
Operating expenses:
Research and development	28	31
Selling, general and administrative	23	29
Total operating expenses	51	60
Operating loss	(23)	(51)
Other expense, net:
Interest expense, net	(6)	(1)
Other expense, net	—	(1)
Total other expense, net	(6)	(2)
Loss before provision for income taxes	(29)	(53)
Provision for income taxes	—	—
Net loss	(29)%	(53)%

Three Months Ended March 29, 2014 Compared to Three Months Ended March 30, 2013

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three months ended March 29, 2014 and March 30, 2013 (in thousands, except percentages):

	Three Months Ended
	March 29,	March 30,		%
	2014	2013	Change	Change

Net sales	$7,001	$5,963	$1,038	17%
Cost of sales	5,016	5,397	(381)	(7)%
Gross profit	$1,985	$566	$1,419	251%
Gross margin	28%	9%	19%

Net Sales.  The increase in net sales for the three months ended March 29, 2014 as compared with the three months ended March 30, 2013 resulted primarily from increased sales of approximately $1.8 million of NVvault™ to customers other than Dell, which were partially offset by a decrease of approximately $0.4 million in sales of NVvault™ non-volatile cache systems to Dell, and a decrease of approximately $0.3 million of HyperCloud® sales.

Gross Profit and Gross Margin.  The increase in gross profit and margin for the three months ended March 29, 2014 as compared with the three months ended March 30, 2013 is primarily the result of a change in our product mix with more NVvault™ sales in the three months ended March 29, 2014.

Research and Development.

The following table presents research and development expenses for three months ended March 29, 2014 and March 30, 2013 (in thousands, except percentages):

	Three Months Ended
	March 29,	March 30,		%
	2014	2013	Change	Change

Research and development	$1,975	$1,842	$133	7%

The increase in research and development expense in the three months March 29, 2014 as compared with the three months ended March 30, 2013 is primarily attributable to an increase of $0.7 million in professional and outside services which were partially offset by decreases of (i) $0.5 million in internal engineering headcount costs and related overhead and travel expenses, and (ii) $0.06 million in non-recurring engineering charges for supply partners engaged in new product development activities.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the three months ended March 29, 2014 and March 30, 2013 (in thousands, except percentages):

	Three Months Ended
	March 29,	March 30,		%
	2014	2013	Change	Change

Selling, general and administrative	$1,622	$1,756	$(134)	(8)%

Selling, general and administrative expense decreased by approximately $0.1 million for the three months ended March 29, 2014 as compared to the three months ended March 30, 2013.  These decreases were primarily due to a reduction of (i) $0.05 million in headcount costs and related overhead and travel expenses, (ii) $0.04 million in outside consultants and (iii) $0.03 million in advertising and product evaluation expenses due to cost cutting measures to increase efficiency.

Other (Expense) Income.

The following table presents other (expense) income for the three months ended March 29, 2014 and March 30, 2013 (in thousands, except percentages):

	Three Months Ended
	March 29,	March 30,		%
	2014	2013	Change	Change

Interest expense, net	$(395)	$(130)	$(265)	204%
Other expense, net	(11)	(6)	(5)	83%
Total other expense, net	$(406)	$(136)	$(270)	199%

The increase in interest expense for the three months ended March 29, 2014 compared with the three months ended March 30, 2013 is primarily due to the amortization of debt discount and debt issuance costs associated with our term debt pursuant to our loan agreement with DBD Credit Funding, LLC, which we received on July 18, 2013.

Other income (expense), net, for the three months ended March 29, 2014 and March 30, 2013 was insignificant.

Provision for Income Taxes.

The following table presents the provision for income taxes for the three months ended March 29, 2014 and March 30, 2013  (in thousands, except percentages):

	Three Months Ended
	March 29,	March 30,		%
	2014	2013	Change	Change

Provision for income taxes	$—	$2	$(2)	(100)%

We did not record a benefit for income taxes for the three months ended March 29, 2014 and March 30, 2013, as tax benefits resulting from operating losses generated were fully reserved.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity and bank debt and cash generated from operations.  We have also funded our operations with a revolving line of credit and term loans under bank credit facilities, capitalized lease obligations and from the sale and leaseback of our former domestic manufacturing facility.

Working Capital and Cash and Cash Equivalents

The following table presents working capital and cash and cash equivalents (in thousands):

	March 29,	December 28,
	2014	2013
Working Capital	$20,539	$10,647

Cash and cash equivalents(1)	$17,974	$6,701
	$17,974	$6,701

(1) Included in working capital

Our working capital increased in the three months ended March 29, 2014 primarily as a result of our 2014 Public Offering, in which we raised approximately $10.3 million.

Cash Provided by (Used in) in the Three Months Ended March 29, 2014 and March 30, 2013

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 29,	March 30,
	2014	2013

Net cash provided by (used in) :
Operating activities	$307	$(58)
Investing activities	(36)	388
Financing activities	11,002	(400)
Increase (decrease) in cash and cash equivalents	$11,273	$(70)

Operating Activities.  Net cash provided by operating activities for the three months ended March 29, 2014 was primarily the result of a net loss of approximately $2.0 million,  offset by (i) approximately $1.3 million in net cash provided by changes in operating assets and liabilities, which were primarily from changes in inventories, accounts receivable, and prepaid expenses and (ii) approximately $1.0 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discount and debt issuance costs and stock based compensation.  Net cash used in operating activities for the three months ended March 30, 2013  was primarily the result of (i) a net operating loss of approximately $3.2 million, which was partially offset by cash provided by changes in operating assets and liabilities of approximately $2.3 million and (ii) $0.9 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization and stock-based compensation expense.

Accounts receivable decreased approximately $0.6 million during the three months ended March 29, 2014, which we attribute primarily to a decrease in the average days sales were outstanding during the period.

Inventories decreased by approximately $0.2 million during the three months ended March 29, 2014 as we utilized inventory on hand to support our sales during the quarter.

Investing Activities. Net cash used in investing activities for three months ended March 29, 2014 was primarily the result our purchase of property and equipment, partially offset by proceeds we received from the sale of property and equipment.  Net cash provided by investing activities for three months ended March 30, 2013 was the result of our sale of an auction rate security resulting in proceeds of $0.4 million. There were no similar events in during the three months ended March 29, 2014.

Financing Activities.  Net cash provided by financing activities for the three months ended March 29, 2014 was primarily the result of our 2014 Offering, where we raised approximately $10.3 million and, to a lesser extent, our receipt of $0.7 million in proceeds from the partial exercise of an outstanding warrant to purchase our common stock.  Net cash used in financing activities for the three months ended March 30, 2013 was primarily the result of repayment of bank debt, capital leases and other notes payable of $0.4 million.

Capital Resources

Silicon Valley Bank Credit Agreement

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was most recently amended on July 18, 2013 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

In May 2012, Silicon Valley Bank consolidated our outstanding term loans and extended additional credit, resulting in a combined balance of $3.5 million (the “Consolidated Term Loan”). The Consolidated Term Loan was payable in 36 installments of $97,222, beginning December 2012, with interest at a rate of prime plus 2.50%. Interest was payable monthly from the date of funding through final payoff of the loan. On July 18, 2013, as part of our amendment of the SVB Credit Agreement and following our receipt of additional loan financing obtained through DBD Credit Funding, LLC, as further described below, the term loan and outstanding interest was paid in full. In accordance with the terms of the financing obtained through DBD Credit Funding, LLC, the Company recorded all amounts due as long-term debt in the accompanying consolidated balance sheet as of December 28, 2013 and recorded $0.2 million as short term and approximately $5.1 million as long term in the accompanying balance sheet as of March 29, 2014.

Prior to the May 2012 amendment, the SVB Credit Agreement contained an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit and other financial services. Amounts outstanding under the overall sublimit reduced the amount available pursuant to the SVB Credit Agreement. As a result of the May 2012 amendment, letters of credit and other financial services were no longer subject to borrowing base sublimits and did not reduce the amount that could be borrowed under the revolving line of credit. The July 18, 2013 amendment requires letters of credit to be secured by cash. At March 29, 2014, letters of credit in the amount of $1.1 million were outstanding.

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

We made no borrowings under the Silicon Valley Bank line of credit in the three months ended March 29, 2014 or the year ended December 28, 2013. At March 29, 2014 and December 28, 2013, we had borrowing availability of approximately $3.2 million and $4.0 million, respectively.

Loan Agreement with DBD Credit Funding, LLC

Concurrent with our amendment of the SVB Credit Agreement, on July 18, 2013 we entered into a loan and security agreement (the “Loan Agreement”) with DBD Credit Funding, LLC, a Delaware limited liability company (“DBD”), an affiliate of Fortress Investment Group LLC, providing for up to $10 million in term loans and up to $5 million in revolving loans.  The term loans are available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans are available at DBD’s discretion and subject to customary conditions precedent.  The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay our existing consolidated term loan with Silicon Valley Bank. The remainder of such funds will be used to fund our ongoing working capital needs.

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

Sales Agreement with Ascendiant Capital

On November 21, 2011, we entered into a sales agreement with Ascendiant as sales agent. In accordance with the terms of the sales agreement, we were able to issue and sell shares of our common stock having an aggregate offering price of up to $10.0 million. During the term of the agreement, we received net proceeds of approximately $6.2 million, including approximately $3.9 million raised through the sale of approximately 1,312,669 shares during the year ended December 29, 2012 and approximately $0.2 million through the sale of 240,373 shares during the year ended December 28, 2013. Sales of shares of our common stock were made in a series of transactions from time to time pursuant to our direction to Ascendiant in sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933. Such sales were made pursuant to our effective $40 million shelf registration statement filed with the SEC in September 2011. The sales agreement with Ascendiant expired on November 21, 2013.

December 2012 Equity Financing

On December 20, 2012, we raised gross proceeds of $1.5 million in a registered public offering of our securities. The offering closed on December 26, 2012, and we received net proceeds of $1.3 million after deducting commissions and offering costs. The offering resulted in the issuance of 1,685,394 shares of common stock and warrants to purchase up to an aggregate of 2,275,282 shares of our common stock, which represents 135% of the number of shares issued and sold in the offering. Each warrant grants the holder the right to purchase one share of our common stock at an exercise price of $0.89 per share and expires in June 2018. These warrants became exercisable 181 days following the December 26, 2012 issuance date. On February 3, 2014, 750,000 of these warrants were exercised for proceeds to us of approximately $0.7 million.

July 2013 Equity Financing

On July 17, 2013, we entered into a definitive securities purchase agreement for the sale of common stock and warrants for gross proceeds of $1.0 million in an additional registered public offering of its securities. The offering closed on July 19, 2013, and we received net proceeds of approximately $960,000 after deducting commissions and offering costs. The offering resulted in the issuance of 1,098,902 shares of our common stock and a warrant to purchase up to an aggregate of 1,098,902 shares of our common stock. The warrant is exercisable as of the date of its issuance, has a term of seven years, and an exercise price of $1.00 per share. The exercise price and the number of warrant shares issuable upon exercise of warrant is subject to adjustment in the event of, among other things, certain transactions our common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of- company transaction).

February 2014 Public Offering of Common Stock

On February 11, 2014, we completed the 2014 Offering. In the 2014 Offering, we issued and sold to the Underwriter 8,680,775 shares of Common Stock pursuant to the Underwriting Agreement at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the offering was $1.30 per share. The net proceeds from the 2014 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases continue to be a financing alternative that we expect to pursue in the future.

We believe our existing cash and cash equivalent balances, borrowing availability under our new bank credit facility, borrowing availability under the SVB Credit Agreement and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Should we need additional capital, we may seek to raise capital through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations.

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

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended March 29, 2014.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended March 29, 2014, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

The information set forth in the sections entitled Litigation and Patent Reexaminations under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

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

Our future capital needs are uncertain, and we may need to raise additional funds, which may not be available on acceptable terms or at all.

We believe our existing cash balances, borrowing availability under our bank credit facility with Silicon Valley Bank (“SVB”), borrowing availability under our loan agreement with DBD Credit Funding, LLC, an affiliate of Fortress Investment Group, LLC (“DBD”), and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need significant additional capital, which we may seek to raise through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities and patent infringement litigation, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

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

For the three months ended March 29, 2014 and March 30, 2013, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 55% and 40% of total net sales, respectively. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell, and we recognized no NVvault™ sales to Dell in the quarter ended March 29, 2014, as compared to $0.4 million in the three months ended March 30, 2013. We expect that after product in the supply chain is consumed, sales of NVvault™ products for incorporation into PERC 7 servers will be minimal. In order to leverage our NVvault™ technology and diversify our customer base, we continue to pursue additional qualifications of NVvault™ with other OEMs. We also introduced EXPRESSvault™ in March 2011, and we continue to pursue qualification of next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other new products such as HyperCloud® and other high-density and high- performance solutions. We may not be successful in marketing any new or enhanced products. If we are not successful in generating sales of other products, the decrease or cessation of sales of NVvault™ products to Dell will significantly reduce our annual revenues and negatively affect our results of operations.

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

•                  design and introduce cost-effective, innovative and performance- enhancing features that differentiate our products from those of our competitors;

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

In addition, because the qualification process is both product specific and platform specific, our existing customers sometimes require us to re-qualify our products, or to qualify our new products, for use in new platforms or applications. For example, as our OEM customers transition from prior generation DDR2 DRAM architectures to current generation DDR3 DRAM architectures, we must design and qualify new products for use by those customers. In the past, the process of design and qualification has taken up to six months to complete, during which time our net sales to those customers declined significantly. After our products are qualified, it can take several months before the customer begins production and we begin to generate net sales from such customer.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 14%, 19%, 10%, 10%  and 19% of our net sales in the quarter ended March 29, 2014 were to five of our customers. Approximately 24%, 10% and 18% of our nets sales in the quarter ended March 30, 2013 were to three of our customers. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of March 29, 2014, we had 40 U.S. patents issued. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

As is common to the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. Lawsuits claiming that we are infringing others’ intellectual property rights have been and may in the future be brought against us, and we are currently defending against claims of invalidity in the USPTO. See Note 7 of Notes to Consolidated Financial Statements, included in the Report, for a more detailed description of our legal contingencies.

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

There is a limited pool of experienced technical personnel that we can draw upon to meet our hiring needs. As a result, a number of our existing employees have worked for our existing or potential competitors at some point during their careers, and we anticipate that a number of our future employees will have similar work histories. In the past, some of these competitors have claimed that our employees misappropriated their trade secrets or violated non- competition or non-solicitation agreements. Some of our competitors may threaten or bring legal action involving similar claims against us or our existing employees or make such claims in the future to prevent us from hiring qualified candidates. Lawsuits of this type may be brought, even if there is no merit to the claim, simply as a strategy to drain our financial resources and divert management’s attention away from our business.

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

As of April 30, 2014, approximately 14.7 % of our outstanding common stock was held by affiliates, including 14.6% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

Item 5.                        Other Information

Effective March 5, 2014, the Board approved an updated form of indemnification agreement (the “Indemnification Agreement”), which is to be entered into by and between the Company and each of its current and future directors and executive officers (each, an “Indemnitee”).    The Indemnification Agreement replaces the Company’s existing form of indemnification agreement and reflects certain developments in applicable law and practice regarding director and executive officer indemnification matters.  The Board believes that the Company’s execution of the Indemnification Agreement with each of its directors and executive officers is necessary to attract and retain qualified directors and officers to serve the best interests of the Company and its stockholders.

Under the Indemnification Agreement, and subject to the terms and conditions set forth therein, each Indemnitee is entitled to be indemnified against all expenses, liability and loss actually and reasonably incurred by or on behalf of such Indemnitee in connection with any claims, proceedings or other actions brought against the Indemnitee as a result of such Indemnitee’s service to the Company to the fullest extent permitted by the Delaware General Corporation Law, subject to certain exceptions, including (i) proceedings initiated by the Indemnitee against the Company or any of its directors or officers unless the Company has consented to the initiation of such proceeding, (ii) settlements not consented to by the Company or judgments resulting from proceedings in which it was not given a meaningful opportunity to participate and (iii) a suit in which judgment is rendered against the Indemnitee pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for an accounting of profits made from the purchase or sale by the Indemnitee of securities of the Company. Additionally, the Indemnification Agreements also entitle each Indemnitee to the advancement by the Company of expenses incurred by such Indemnitee in connection with any claim, proceeding or other action in advance of the final adjudication of any such claim, proceeding or other action, provided that, if required by applicable corporate laws, the Indemnitee agrees to reimburse the Company for all such advances if it shall ultimately be determined that the Indemnitee is not entitled to indemnification.

Item 6.                       Exhibits

(a)(2) Exhibits

3.1

Restated Certificate of Incorporation of Netlist, Inc. (incorporated by reference to exhibit 3.1 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2006).

3.2	Amended and Restated Bylaws of Netlist, Inc. (incorporated by reference to exhibit number 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.1	Underwriting Agreement, dated February 6, 2014 (incorporated by reference to exhibit number 1.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2014).

10.2+	Form of Indemnification Agreement

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 13, 2014	NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)