Form 10-Q
period 2014-06-28
NETLIST INC
filed 2014-08-12
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

41,479,584 shares outstanding at July 31, 2014

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	June 28,	December 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$16,184	$6,701
Restricted cash	1,100	1,100
Accounts receivable, net	2,981	4,866
Inventories	2,463	2,620
Prepaid expenses and other current assets	715	823
Total current assets	23,443	16,110
Property and equipment, net	678	1,143
Other assets	255	422
Total assets	$24,376	$17,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,361	$3,795
Accrued payroll and related liabilities	760	635
Accrued expenses and other current liabilities	488	533
Accrued engineering charges	500	500
Current portion of long-term debt, net of debt discount	919	—
Total current liabilities	6,028	5,463
Long-term debt, net of current portion and debt discount	4,635	5,099
Other liabilities	98	100
Total liabilities	10,761	10,662
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 41,480 (2014) and 31,776 (2013) shares issued and outstanding	41	31
Additional paid-in capital	116,572	104,469
Accumulated deficit	(102,998)	(97,487)
Total stockholders’ equity	13,615	7,013
Total liabilities and stockholders’ equity	$24,376	$17,675

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Net sales	$4,887	$5,065	$11,888	$11,029
Cost of sales(1)	3,908	4,818	8,924	10,216
Gross profit	979	247	2,964	813
Operating expenses:
Research and development(1)	2,302	1,457	4,277	3,299
Selling, general and administrative(1)	1,781	1,571	3,403	3,327
Total operating expenses	4,083	3,028	7,680	6,626
Operating loss	(3,104)	(2,781)	(4,716)	(5,813)
Other income (expense), net:
Interest expense, net	(393)	(88)	(788)	(218)
Other expense, net	6	7	(5)	1
Total other expense, net	(387)	(81)	(793)	(217)
Loss before provision for income taxes	(3,491)	(2,862)	(5,509)	(6,030)
Provision for income taxes	2	1	2	3
Net loss	$(3,493)	$(2,863)	$(5,511)	$(6,033)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.09)	$(0.14)	$(0.20)

Weighted-average common shares outstanding:
Basic and diluted	41,472	30,320	39,134	30,263

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$14	$11	$29	$23
Research and development	181	118	369	278
Selling, general and administrative	320	240	648	502

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 28,	June 29,
	2014	2013

Cash flows from operating activities:
Net loss	$(5,511)	$(6,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535	813
Amortization of debt discount and debt issuance costs	402	—
Realized loss on disposal of property and equipment	6	1
Capitalized payment-in-kind interest	123	—
Stock-based compensation	1,046	803
Changes in operating assets and liabilities:
Accounts receivable	1,885	1,370
Inventories	157	2,075
Prepaid expenses and other current assets	481	491
Other assets	(167)	4
Accounts payable	(434)	71
Accrued payroll and related liabilities	125	(74)
Accrued expenses and other liabilities	(47)	(51)
Net cash used in operating activities	(1,399)	(530)
Cash flows from investing activities:
Acquisition of property and equipment	(79)	(52)
Proceeds from sale of property and equipment	3	2
Proceeds from maturities and sales of investments in marketable securities	—	415
Net cash (used in) provided by investing activities	(76)	365
Cash flows from financing activities:
Payments on debt	(109)	(830)
Proceeds from public offering, net of offering costs of $116	10,276	28
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	791	29
Net cash provided by (used in) financing activities	10,958	(773)
Increase (decrease) in cash and cash equivalents	9,483	(938)
Cash and cash equivalents at beginning of period	6,701	7,755
Cash and cash equivalents at end of period	$16,184	$6,817

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2014

Note 1—Description of Business

Netlist, Inc. (the “Company” or “Netlist”) designs and manufactures a wide variety of high performance, logic-based memory subsystems for the global datacenter, storage and high-performance computing and communications markets. The Company’s memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”). Netlist primarily markets and sells its products to leading original equipment manufacturer (“OEM”) customers, hyperscale datacenter operators and storage vendors. The Company’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements. The Company leverages a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. Our NVvault™ product is the first to offer both DRAM and NAND in a standard form factor memory subsystem as a persistent DIMM in mission critical applications.

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

The condensed consolidated financial statements included herein as of June 28, 2014 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of June 28, 2014 and the condensed consolidated statements of operations for the three and six months ended June 28, 2014 and June 29, 2013 and the condensed consolidated statements of cash flows for the six months ended June 28, 2014 and June 29, 2013. The results of operations for the six months ended June 28, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs, hyperscale datacenter operators and storage vendors.

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

Restricted Cash

Restricted cash of $1.1 million, as of June 28, 2014, consists of cash to secure three standby letters of credit.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and debt instruments.  The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets or Level 1 inputs.  The Company recognizes transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  The Company believes that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable.

The Company invests its cash equivalents primarily in money market mutual funds.  Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of June 28, 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

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

The Company invested a significant portion of its research and development budget into the design of ASIC devices, including the HyperCloud® memory subsystem. This design and the products it is incorporated into are subject to increased risks as compared to the Company’s existing products. The Company may be unable to achieve customer or market acceptance of the HyperCloud® memory subsystem or other new products, or achieve such acceptance in a timely manner. The Company experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and has experienced supply chain disruption and a shortage of DRAM required to create the HyperCloud® memory subsystem.  As of June 28, 2014, the product has not generated significant revenue relative to the Company’s investment in the product.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted. The liabilities of the Company’s subsidiaries in the PRC exceeded its assets as of June 28, 2014 and December 28, 2013.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three and six months ended June 28, 2014 or June 29, 2013.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	(unaudited)	(audited)
	June 28,	December 28,
	2014	2013

Raw materials	$1,346	$1,737
Work in process	214	67
Finished goods	903	816
	$2,463	$2,620

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Six Months Ended
	June 28,	June 29,
	2014	2013

Beginning balance	$249	$235
Estimated cost of warranty claims charged to cost of sales	109	62
Cost of actual warranty claims	(114)	(38)
Ending balance	244	259
Less current portion	(146)	(154)
Long-term warranty obligations	$98	$105

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Basic and diluted net loss per share:
Numerator: Net loss	$(3,493)	$(2,863)	$(5,511)	$(6,033)
Denominator: Weighted-average common shares outstanding, basic and diluted	41,472	30,320	39,134	30,263
Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.14)	$(0.20)

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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Common share equivalents	335	193	460	215

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
	2014	2013		2014	2013
Customer:
Customer A	19%	48%		16%	35%
Customer B	20%	17%		14%	18%
Customer C	* %	*	%	11%	*	%
Customer D	30%	*	%	24%	*	%

The Company’s accounts receivable as of June 28, 2014 were concentrated with three customers, representing approximately 14%, 18%, and 48% of aggregate gross receivables. At December 28, 2013, one customer represented approximately 73% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Six Months Ended
	June 28,	June 29,
	2014	2013

Supplemental disclosure of non-cash investing and financing activities:
Debt financed acquisition of fixed assets	$—	$240
Issuance costs associated with February public offering	$125	$—

Note 4—Credit Agreements

Silicon Valley Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank (“SVB”), which was amended on July 18, 2013 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

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

On July 18, 2013, the Company and SVB entered into an amendment (the “SVB Amendment”) to the SVB Credit Agreement. Pursuant to the SVB Amendment, SVB allowed for the financing and security interests contemplated under the loan agreement entered into with DBD and released certain patents and related assets relating to the NVvault™ product line from the collateral subject to SVB’s security interest under the SVB Credit Agreement. Additionally, pursuant to the SVB Amendment, advances under the revolving line now accrue interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%. The SVB Amendment also relaxed the Company’s tangible net worth covenant under the SVB Credit Agreement and waived certain events of default in connection therewith. Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed pursuant to the SVB Amendment. Under the terms of the SVB Credit Agreement, the Company may draw revolving advances in an aggregate outstanding principal amount of up to the lesser of $5 million or the available borrowing base, subject to reserve amounts. The Company’s borrowing base under the SVB Credit Agreement is subject to certain adjustments and up to the lesser of 80% of eligible accounts receivable.

The SVB Amendment requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. At June 28, 2014, letters of credit in the amount of $1.1 million were outstanding.

The following table presents details of interest expense related to borrowings on the line of credit with SVB, along with certain other applicable information (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Interest expense	$25	$28	$49	$95

The following table presents details of the Company’s outstanding borrowings and availability under our line of credit with SVB:

	(unaudited)	(audited)
	June 28,	December 28,
	2014	2013
Availability under the revolving line of credit	$2,492	$4,042

All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets, other than its intellectual property, which is subject to a first priority lien held by DBD. The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends. As of June 28, 2014, the Company was in compliance with its debt covenants.

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

DBD Credit Funding, LLC Loan and Security Agreement and Related Agreements

On July 18, 2013, the Company, entered into a loan agreement (as amended, the “Loan Agreement”) with DBD, an affiliate of Fortress Investment Group LLC, providing for up to $10 million in term loans and up to $5 million in revolving loans.  The term loans are available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans are available at DBD’s discretion and subject to customary conditions precedent.  The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay the Company’s existing Consolidated Term Loan with SVB. The remainder of such funds have been or are expected to be used to fund the Company’s ongoing working capital needs.  Effective July 18, 2014, DBD agreed to extend the repayment date for the Company’s “early repayment option” to August 15, 2014.

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

In connection with the Loan Agreement, the Company paid certain facility, due diligence and legal fees of DBD on the closing date and is obligated to pay a conditional facility fee upon satisfaction of the IP Monetization Milestones.  If the Company repays or prepays all or a portion of the term loans prior to maturity, the Company is obligated to pay DBD a prepayment fee based on a percentage of the then outstanding principal balance being prepaid, equal to 4.0% if the prepayment occurs on or prior to August 15, 2014, as amended (or 2.0% if such prepayment is made in connection with the early repayment option premium discussed in the preceding sentence), 2.0% if the prepayment occurs between August 15, 2014, as amended and July 18, 2015, or 0.0% if the prepayment occurs after July 18, 2015.

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

Concurrently with the execution of the Loan Agreement, the Company issued to an affiliate of DBD a seven-year warrant (the “Warrant”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at an exercise price of $1.00 per share, of which 989,011 shares are exercisable immediately on a cash or cashless basis in whole or in part. Pursuant to the stock purchase warrant agreement, (i) 329,670 shares will become exercisable upon the achievement of the IP Monetization Milestones and (ii) the remaining 329,670 shares will become exercisable upon the Company’s receipt of an IP Milestone Term Loan. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”). The Company accounted for the warrants as a debt discount and has valued them based on the relative fair value at approximately $1,215,000, to be amortized over the term of the debt instrument, or three years, using the effective interest method. For the three and six months ended June 28, 2014, the Company amortized approximately $120,000 and $243,000, respectively, as interest expense in the consolidated statements of operations.

Also in connection with the Loan Agreement, the Company agreed to pay to a consultant a consulting fee equal to (i) $300,000 in connection with the Company’s receipt of the Initial Term Loan and (ii) 5% of any additional principal amount loaned to the Company as an IP Milestone Term Loan.  The initial $300,000 has been recorded as debt issuance cost to be amortized over the term of the debt instrument, or three years, using the effective interest method.  During the three and six months ended June 28, 2014, the Company amortized approximately $78,000 and $159,000, respectively, as interest expense in the condensed consolidated statements of operations.

Note 5— Debt

Debt consists of the following (in thousands):

	(unaudited)	(audited)
	June 28,	December 28,
	2014	2013

Term Loan, DBD, net of debt discount of $768 for 2014 and $1,012 for 2013	$5,466	$5,099
Note payable to others	88	—
	5,554	5,099
Less current portion	(919)	—
	$4,635	$5,099

Interest expense related to debt is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Interest expense	$370	$61	$742	$125

Note 6—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Provision for income taxes	$2	$1	$2	$3
Effective tax rate	(0.1)%	(0.0)%	(0.0)%	(0.0)%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of June 28, 2014 and December 28, 2013. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company does not have any unrecognized tax benefits as of June 28, 2014 and December 28, 2013.

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

SanDisk, Smart Modular, Smart Worldwide, and Diablo Litigations

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

On February 7, 2013, Smart Modular filed a response to the Office Action in the reexamination of the ‘295 patent. Thereafter, the Company and Smart Modular made various filings to address certain apparent defects contained in Smart Modular’s response. On March 13, 2013, the USPTO issued a Notice of Defective Paper, in which the USPTO found Smart Modular’s responses, both the initial filing and a supplemental filing, to be improper, and both responses were expunged from the record. The USPTO gave Smart Modular 15 days to submit another response, which Smart Modular submitted on March 26, 2013. The Company timely filed its comments on Smart Modular’s corrected response on April 25, 2013. The USPTO ultimately accepted Smart Modular’s corrected response on July 17, 2013.  On April 29, 2014, the USPTO issued an Action Closing Prosecution (“ACP”), confirming some claims and rejecting others.  Smart Modular filed a response to the ACP on May 29, 2014, and Netlist filed comments related to Smart Modular’s response on June 30, 2014.  Thus, the reexamination of the ‘295 patent remains pending and will continue in accordance with established procedures for reexamination proceedings.

On May 30, 2013, the Eastern District Court issued an order granting Netlist’s motion to stay pending results of the reexamination of the ‘295 patent and denied Smart Modular’s motion for preliminary injunction.

On July 1, 2013, Netlist filed a complaint against Smart Modular in the Santa Ana Division of the U.S. District Court for the Central District of California (“Central District Court”), seeking, among other things, relief under federal antitrust laws for Smart Modular’s violation of Section 2 of the Sherman Act, and damages and other equitable relief under California statutory and common law for Smart Modular’s unfair competition, deceptive trade practices and fraud.

On August 23, 2013, Netlist filed an amended complaint for patent infringement, antitrust violations and trade secret misappropriation against Smart Modular, Smart Storage Systems (Smart Storage), Smart Worldwide Holdings (Smart Worldwide) and Diablo Technologies (Diablo) in the Central District Court. Smart Storage was acquired by SanDisk Corporation (SanDisk) on August 22, 2013.  Netlist’s amended complaint alleges infringement of five Netlist patents by the defendants based on the manufacture and sale of the ULLtraDIMM memory module. Netlist’s complaint also alleges antitrust violations by Smart Modular and Smart Worldwide, contending that Smart Modular procured a patent (U.S. Patent No. 8,250,295) with blatant inequitable conduct at the USPTO, withheld the patent application leading to the patent from relevant JEDEC committees for more than eight years, sought to improperly enforce that patent against Netlist’s JEDEC-compliant HyperCloud® product by seeking a preliminary injunction against Netlist based on the patent, which was denied by the Eastern District Court, and made deceptive statements to the public about its lawsuit against Netlist. Netlist’s complaint also alleges trade secret misappropriation and trademark infringement against Diablo, claiming that Diablo misused Netlist trade secrets to create the ULLtraDIMM product for Smart Storage (now SanDisk), and that Diablo used Netlist’s HyperCloud® technology to create competing products.

On the same day Netlist filed its amended complaint, Smart Modular and Diablo each filed a complaint in the San Francisco Division of the U.S. District Court Northern District of California (“Northern District Court”), seeking declaratory judgment of non-infringement and invalidity of the patents asserted in the Netlist’s amended complaint. On September 9, 2013, Netlist filed a Motion to Dismiss or Transfer these declaratory judgment complaints to the Central District Court. This motion was denied by the Northern District Court on October 10, 2013.

In the Central District Court, Smart Modular and Smart Worldwide filed motions on September 13, 2013, to dismiss or sever various counts related to the ‘295 patent. On September 26, 2013, Diablo filed a motion to dismiss Netlist’s claims for trade secret misappropriation, breach of contract, and unfair competition. On October 29, 2013, Smart Modular and Diablo filed motions to dismiss or transfer the patent claims related to the ULLtraDIMM memory module. On November 26, 2013, the Central District Court: (i) severed and transferred the claims related to the ‘295 patent to the Eastern District Court, which were stayed by the Eastern District Court on March 7, 2014, along with the other ‘295 related claims pending results of the ‘295 reexamination; (ii) severed and transferred to the Northern District Court the patent claims related to the ULLtraDIMM memory module; (iii) issued an order to show cause why the remaining claims should not also be transferred to the Northern District Court; and (iv) held in abeyance Diablo’s pending motion to dismiss and motion for judgment on the pleadings. The parties filed briefs in response to the order to show cause, and then on December 23, 2013, the Central District Court ordered the remaining claims to be transferred to the Northern District Court. All of the claims from the amended complaint filed on August 23, 2013, in the Central District Court have now been transferred to either the Northern District Court or the Eastern District Court.

As reported in its Form 8-K filed on December 13, 2013, Netlist received a whistleblower letter postmarked from Canada (where Diablo is based) on November 13, 2013, and obviously written by a current or former Diablo employee. The letter begins by bluntly stating that Diablo stole Netlist’s architecture and design, and goes on to explain that Diablo used Netlist’s HyperCloudTM product to create the ULLtraDIMM product, which it then used in demonstrations to major customers including IBM and Hewlett-Packard. The letter further states that Diablo’s management conspired to hide this theft by instructing its employees not to speak to customers about the fact that Netlist’s product was incorporated into ULLtraDIMM. The letter includes diagrams showing how Diablo implemented the theft of Netlist’s trade secrets, as well as the names of former Diablo employees, customers and suppliers who can verify the theft. The Form 8-K included as an exhibit a partially redacted copy of the whistleblower letter. On December 13, 2013, Diablo filed an ex parte application in the Northern District Court requesting that the Court issue an order to show cause why Netlist should not be sanctioned for attaching the redacted copy of the whistleblower letter to the Form 8-K. The Northern District Court heard the parties’ arguments on December 16, 2013, and on January 3, 2014, issued an order denying Diablo’s application for sanctions, finding that Diablo had not established a basis for finding the information in the Form 8-K and its attachments “confidential” and therefore had not shown why it should be granted the relief sought.

On January 21, 2014, Netlist filed a motion for leave to file a second amended answer and counterclaims in the Northern District Court to assert two additional patents, bringing the total to seven patents asserted against the ULLtraDIMM. Diablo did not oppose Netlist’s motion, and the parties filed a joint stipulation and proposed order on February 3, 2014, requesting an additional two months be added to the case schedule to account for the additional patents. On February 5, 2014, the Northern District Court granted Netlist’s motion to add the two patents and entered a new case schedule.  On February 12, 2014, the Northern District Court granted the parties’ joint stipulation dismissing Smart Modular without prejudice.  On April 7, 2014, the Northern District Court granted Netlist’s motion for leave to file a Second Amended Complaint in the patent case.

On March 21, 2014, Netlist filed a Second Amended Complaint against Diablo in the Northern District Court, Case No. 4:13-CV-05962 (the “trade secret case”), alleging, among other things, that in stealing Netlist’s proprietary HyperCloud® and DxD and LRD technologies, Diablo breached its contracts with Netlist, committed trademark violations, and misappropriated Netlist’s trade secrets.  Also on March 21, 2014, Netlist served Diablo with its Amended Trade Secret Disclosure, detailing approximately 60 trade secrets Netlist taught to Diablo in connection with the contracted and confidential work on the HyperCloud® project.  On April 9, 2014, Diablo filed a motion to dismiss Netlist’s Second Amended Trade Secret Complaint, as well as a motion for judgment on the pleadings.  That motion was heard by the Northern District Court on May 13, 2014, and is currently under submission.

On April 1, 2014, the Northern District Court denied Diablo’s motion to strike Netlist’s infringement contentions, finding that Netlist’s contentions did indeed satisfy the relevant requirements and, on April 7, 2014, granted Netlist’s motion to compel defendants to produce certain discovery materials related to the ULLtraDIMM.  Diablo filed a motion for relief from these two rulings, which was denied on April 8, 2014.  Also on April 7, 2014, the Northern District Court granted Netlist’s motion for issuance of Letters Rogatory to the Canadian courts requesting that summons be issued for two former Diablo employees living in Canada and named in the whistleblower letter to produce documents and to be deposed.  These depositions are currently scheduled to occur in late August, 2014.

On April 8, 2014, the Northern District Court granted Netlist’s motion to consolidate the patent related cases (Case Nos. 4:13-CV-05889-YGR and 4:13-CV-03901-YGR) and to coordinate discovery with the trade secret case (4:13-CV-05962-YGR), and denied Diablo’s motion to further consolidate the patent and trade secret cases.  On April 15, 2014, the Northern District Court granted the parties’ joint stipulation dismissing Smart Worldwide without prejudice.  On April 30, 2014, the Northern District Court denied Diablo’s request that Netlist’s Amended Trade Secret Disclosure and exhibits thereto be re-designated as “Confidential” from the current designation of “Highly Confidential — Attorneys’ Eyes Only”.

Between June 18 and June 24, 2014 SanDisk filed petitions in the USPTO requesting Inter Partes Review (IPR) of the five Netlist patents asserted in the August 23, 2013 amended complaint.  Diablo similarly filed petitions requesting IPR of the two Netlist patents added in the second amended answer filed on January 21, 2014.  Netlist has three months from the IPR petition filing dates to file a preliminary response.  The USPTO has an additional three months to decide whether or not to institute one or more of the IPRs.  SanDisk filed a motion on June 24, 2014, to stay the Northern District patent cases pending completion of the IPRs (Diablo later joined this motion).  Netlist filed its opposition to the motion to stay on July 10, 2014.  The Northern District Court is currently scheduled to hear oral arguments on the motion to stay in early August 2014.

‘386 Patent Reexamination

As noted above, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. In October 2010, Smart Modular requested and was later granted an Inter Partes Reexamination of the ‘386 patent. The reexaminations requested by Google and Smart Modular were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and Smart Modular filed their comments to the Company’s response in October 2011. In October 2012, the USPTO issued an ACP rejecting all 60 claims. The Company filed a response to the ACP on December 3, 2012. On June 21, 2013, the USPTO issued a Right of Appeal Notice (RAN) in which the examiner maintained his rejection of the claims. Netlist filed a notice of appeal on July 19, 2013. Google filed a notice of cross-appeal on August 2, 2013, and a cross-appeal brief on October 1, 2013. The Company filed an appeal brief and an amendment canceling some of the remaining claims on October 2, 2013 to further focus the issues on appeal. On February 24, 2014, the examiner entered the amendment canceling claims, withdrew the rejections related to those claims, but otherwise maintained the positions previously set forth in the RAN. Thus, the reexamination of the ‘386 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘912 Patent Reexamination

As noted above, in April 2010, Inphi requested but was later denied an Inter Partes Reexamination of the ‘912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the ‘912 patent. In October 2010, Google and Smart Modular each filed and were later granted requests for reexamination of the ‘912 patent. In February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ‘912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi, Google, and Smart Modular filed their comments on the Company’s response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the ‘912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Google, Inphi and Smart Modular filed their comments to the Company’s response in February 2012. The USPTO determined that Smart Modular’s comments were defective, and issued a notice to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012. The USPTO issued a non-final Office Action on November 13, 2012 maintaining the patentability of many key claims while rejecting some claims that were previously determined to be patentable. The Company filed a response to the Office Action on January 14, 2013. The requesters filed their comments on February 13, 2013.  On March 21, 2014, the USPTO issued an ACP, confirming the patentability of 92 claims and maintaining the rejection of 11 other claims.  On June 18, 2014, the USPTO issued a RAN, maintaining the substantive positions taken by the examiner in the ACP.  The reexamination of the ‘912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘627 Patent Reexamination

In September 2011, Smart Modular filed a request for reexamination of U.S. Patent No. 7,864,627 (“the ‘627 patent”) issued to the Company on January 4, 2011. The ‘627 patent is related to the ‘912 patent. In November 2011, the USPTO granted Smart Modular’s request for reexamination of the ‘627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Smart Modular filed its comments to the Company’s response in March 2012. The USPTO determined that Smart Modular’s comments were defective and issued a notice in April 2012 to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012. The USPTO posted an Office Action on December 19, 2012, confirming one claim and rejecting the rest of the claims in the ‘627 patent. The Company filed a response to the Office Action on March 19, 2013. Smart Modular filed its comments on the Office Action on April 24, 2013. The USPTO issued another Non-Final Office Action on September 26, 2013, withdrawing certain rejections while adopting new rejections for certain of the pending claims. The Company responded to the Non-Final Office Action on November 26, 2013, by amending some of the claims and making arguments as to the validity of the rejected claims. On March 27, 2014, the USPTO issued an ACP, maintaining the claim rejections.  On June 27, 2014, the USPTO issued a RAN, maintaining the substantive positions taken by the examiner in the ACP.  The reexamination of the ‘627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

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

‘274 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘274 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘274 patent by the USPTO. In September 2011, the USPTO issued a Non-Final Action, confirming the patentability of six claims. The Company has responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in November 2011. The USPTO issued an ACP in March 2012, which confirmed the patentability of one hundred and four (104) claims in view of all the previously submitted comments by both Inphi and the Company. The USPTO subsequently issued a RAN in June 2012. This RAN triggered Inphi’s right as the losing party to file a notice of appeal and corresponding appeal brief, which Inphi filed when due. The Company responded to Inphi’s appeal brief by filing a reply brief in October 2012. The examiner responded to Inphi’s appeal brief and the reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming the one hundred and four (104) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the USPTO examiner jointly defended the ‘274 patent in a hearing on November 20, 2013 before the PTAB, in accordance with established procedures for Inter Partes Reexamination. On January 16, 2014, the PTAB issued a decision affirming the examiner in part, but reversing the examiner on new grounds and rejecting the one hundred and four (104) claims.  On March 28, 2014, Netlist filed a Patent Owner’s Response Requesting to Reopen Prosecution along with certain claim amendments and arguments.  On June 26, 2014, the PTAB issued a decision granting-in-part Inphi’s request to modify the January 16, 2014, decision as to two of the rejected claims. The reexamination of the ‘274 patent remains pending and will continue in accordance with established procedures for Inter Partes Reexamination.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares of Serial Preferred Stock were outstanding at June 28, 2014 or December 28, 2013.

Common Stock

In November 2011, the Company entered into a sales agreement with Ascendiant Capital Markets, LLC (“Ascendiant”), whereby shares with a total value of up to $10.0 million may be released for sale to the public at the discretion of management at a price equal to the current market price in an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933. During 2013, the Company received net proceeds of approximately $0.2 million raised through the sale of 240,373 shares of common stock. The sales agreement with Ascendiant expired on November 21, 2013.

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

Cancellation of Shares of Common Stock

During the six months ended June 28, 2014 and the year ended December 28, 2013, the Company cancelled 10,015 and 19,575 shares of common stock, respectively, valued at approximately $21,000 and $14,000, respectively, in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Subject to certain adjustments, as of June 28, 2014, the Company was authorized to issue a maximum of 7,805,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At June 28, 2014, the Company had 476,136 shares available for grant under the 2006 Plan.  Options granted under the 2000 Plan and the 2006 Plan equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the six months ended June 28, 2014 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 28, 2013	5,837	$2.58
Options granted	1,500	1.71
Options exercised	(283)	1.83
Options cancelled	(23)	3.20
Options outstanding at June 28, 2014	7,031	$2.47

The intrinsic value of options exercised in the six months ended June 28, 2014 was $400,953.

A summary of the Company’s restricted stock awards as of and for the six months ended June 28, 2014 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at December 28, 2013	54	$3.17
Restricted stock vested	(46)	3.39
Balance outstanding at June 28, 2014	8	$1.92

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Six Months Ended
	June 28,	June 29,
	2014	2013
Expected term (in years)	6.3	6.1
Expected volatility	121%	121%
Risk-free interest rate	1.90%	1.26%
Expected dividends	—	—
Weighted-average grant date fair value per share	$1.51	$0.65

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The grant date fair value of restricted stock vested was $0.10 and $0.03 million in the six months ended June 28, 2014 and June 29, 2013, respectively.

At June 28, 2014, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2014 through fiscal 2017 related to unvested common stock options and restricted stock awards is approximately $3.7 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 9—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At June 28, 2014 and December 28, 2013, approximately $0.3 and $0.6 million, respectively, of the Company’s long-lived assets, net of depreciation and amortization, respectively, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

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

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to risks associated with: the uncertainty of our future capital requirements and the likelihood that we need to raise additional funds; the amount and terms of our indebtedness; the launch and commercial success of our products, programs and technologies; the success of product partnerships; our reliance on suppliers of critical components and vendors in the supply chain; continuing development, qualification and volume production of EXPRESSvault™, NVvault™, HyperCloud™ and VLP Planar-X RDIMM; the impact on us of substantially diminished sales to Dell; our ability to leverage our NVvault™ technology in a more diverse customer base; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation and reexamination proceedings before the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC.  Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  These forward-looking statements represent our estimates and assumptions only as of the date made. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We design, manufacture and sell a wide variety of high performance, logic-based memory subsystems for the global datacenter, storage and high-performance computing markets. Our memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”). We primarily market and sell our products to leading original equipment manufacturer (“OEM”) customers, hyperscale datacenter operators and storage vendors. Our solutions are targeted at applications where memory plays a key role in meeting system performance requirements. We leverage a portfolio of proprietary technologies and design techniques, including combining discrete semiconductor technologies from third parties such as DRAM and NAND flash to function as one, efficient planar design, and alternative packaging techniques to deliver memory subsystems with persistence, high density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. Our NVvault™ product is the first to offer both DRAM and NAND in a standard form factor memory subsystem as a persistent dual-in line memory module (“DIMM”) in mission critical applications. Our HyperCloud® technology incorporates our patented rank multiplication and load reduction technologies.

Intellectual Property and Licensing

Our high performance memory subsystems are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. However, our efforts may not result in significant revenues from these licensing agreements.

As of June 28, 2014, we had 49 U.S. patents issued, 2 foreign patents granted and over 30 pending applications worldwide. Assuming that they are properly maintained, our patents will expire at various dates between 2022 and 2029. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner also will continue to be important factors in developing and maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our existing patents or pending patent applications.

Our Products

NVvault™ and EXPRESSvault™

We were the first to develop and market memory subsystems that incorporate both DRAM and NAND in a single NVvault™ persistent DIMM solution. NVvault™ was originally used for mission critical backups during power interruption in Redundant Array of Independent Disks (“RAID”) and main memory. NVvault™ has moved beyond its original application to a variety of other applications, including hyperscale computing for Cloud, Big Data, on-line banking and other real time applications. Recently, we have experienced increased demand for NVvault™ for use as a data accelerator. We are working to further enhance the capabilities of our NVvault™ technology in these new applications, and we are also seeking to expand our customer base through the integration of NVvault™ into leading storage motherboards. NVvault™ is incorporated in our EXPRESSvault™ PCIe solution for both acceleration and backup in storage applications.  Our NVvault™ product line consists primarily of battery-free and battery-powered flash backed cache memory subsystems targeting RAID storage, application acceleration and mission critical data integrity. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. Our NVvault™ products have historically been sold primarily to Dell, for incorporation in its PERC 7 server products. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a steady decline in NVvault™ sales to Dell. There were no sales of NVvault™ products to Dell in the three and six months ended June 28, 2014 and $0.5 million and $0.9 million in the three and six months ended June 29, 2013. We expect minimal demand from Dell for our DDR2 NVvault™ during the remainder of 2014.  We continue to pursue qualifications with other potential significant customers within the industry, however, our efforts may not result in significant revenues from the sale of NVvault™ products.

For the six months ended June 28, 2014 and June 29, 2013, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 48% and 30% of total net sales, respectively.   For the three months ended June 28, 2014 and June 29, 2013, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 38% and 19% of total net sales, respectively.

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

NVvault™.  We were the first to develop and market memory subsystems that incorporate both DRAM and NAND flash in a single NVvault™ persistent DIMM solution. NVvault™ combines the best attributes of DRAM; speed, durability and reliability with high densities, lower power and lowest costs provided by NAND to provide application acceleration and mission critical backup during power interruption for cloud infrastructure, virtualization, analytics and database applications. NVvault™ is incorporated in our EXPRESSvault™ PCIe solution for both acceleration and backup in storage applications.

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

Key Business Metrics

The following describes certain line items in our condensed consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Sales.  Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs and NAND. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars. Depending on our inventory levels, we may also sell excess component inventory of DRAM ICs and NAND, if any, to distributors and other users of memory ICs. Component inventory sales are a relatively small percentage of net sales as a result of our efforts to diversify both our customer and product line bases. This diversification effort has also allowed us to use components in a wider range of memory subsystems. We expect that component inventory sales will continue to represent a minimal portion of our net sales in future periods.

Cost of Sales.  Our cost of sales includes the cost of materials, labor and other manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation, and occupancy costs and other allocated fixed costs. The DRAM ICs and NAND incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs and NAND. We attempt to pass through such DRAM IC and NAND flash memory cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs and NAND, which affects gross margins. In addition, we have experienced shortages of DRAM required for our HyperCloud® product from time to time, which can cause disruptions in our revenues and gross profits.  In addition, the gross margin on our sales of any excess component DRAM IC and NAND inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, fluctuations in DRAM IC and NAND inventory sales as a percentage of our overall sales could impact our overall gross margin. We assess the valuation of our inventories on a quarterly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or net realizable value.

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

Recent Developments

February 2014 Public Offering of Common Stock

On February 11, 2014, we completed a registered firm commitment underwritten public offering (the “2014 Offering”) of shares of our common stock, par value $0.001 per share (“Common Stock”).  In the 2014 Offering, we issued and sold to Craig-Hallum Capital Group LLC (the “Underwriter”) 8,680,775 shares of Common Stock pursuant to an underwriting agreement (the “Underwriting Agreement”), dated as of February 6, 2014, by and between the Company and the Underwriter, at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments.  The price per share to the public in the 2014 Offering was $1.30 per share.  The net proceeds from the 2014 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Net sales	100%	100%	100%	100%
Cost of sales	80	95	75	93
Gross profit	20	5	25	7
Operating expenses:
Research and development	47	29	36	30
Selling, general and administrative	36	31	29	30
Total operating expenses	84	60	65	60
Operating loss	(64)	(55)	(40)	(53)
Other expense, net:
Interest expense, net	(8)	(1)	(7)	(2)
Other expense, net	—	(1)	—	—
Total other expense, net	(8)	(2)	(7)	(2)
Loss before provision for income taxes	(72)	(57)	(46)	(55)
Provision for income taxes	—	—	—	—
Net loss	(72)%	(57)%	(46)%	(55)%

Three and Six Months Ended June 28, 2014 Compared to Three and Six Months Ended June 29, 2013

Net Sales, Cost of Sales and Gross Profit

The following tables present net sales, cost of sales and gross profit for the three and six months ended June 28, 2014 and June 29, 2013 (in thousands, except percentages):

	Three Months Ended
	June 28,	June 29,		%
	2014	2013	Change	Change

Net sales	$4,887	$5,065	$(178)	(4)%
Cost of sales	3,908	4,818	(910)	(19)%
Gross profit	$979	$247	$732	296%
Gross margin	20%	5%	15%

	Six Months Ended
	June 28,	June 29,		%
	2014	2013	Change	Change

Net sales	$11,888	$11,029	$859	8%
Cost of sales	8,924	10,216	(1,292)	(13)%
Gross profit	$2,964	$813	$2,151	265%
Gross margin	25%	7%	18%

Net Sales.   The decrease in net sales for the three months ended June 28, 2014 as compared with the three months ended June 29, 2013 resulted primarily from decreases of approximately (i) $1.5 million of other VLP sales due to the discontinuation of a program by one of our customers, (ii) $0.5 million in NVvault™ to Dell and (iii) $0.2 million of Planar X VLP, offset by increased sales of approximately (i) $1.7 million of NVvault™ to customers other than Dell and (ii) $0.4 million of HyperCloud® sales.

The increase in our net sales for the six months ended June 28, 2014 as compared with the six months ended June 29, 2013 resulted primarily from increases of approximately (i) $3.3 million in sales of NVvault™ to customers other than Dell, and (ii) $0.1 million in flash product sales, which was partially offset by decreases of approximately (i) $0.9 million in sales of NVvault™ non-volatile cache systems to Dell and (ii) $1.7 million of VLP RDIMM sales.

Gross Profit and Gross Margin.  The increase in gross profit and margin for the three and six months ended June 28, 2014 as compared with the three and six months ended June 29, 2013 is primarily the result of a change in our product mix with more NVvault™ sales in the three months and six months ended June 28, 2014.

Research and Development.

The following tables present research and development expenses for three and six months ended June 28, 2014 and June 29, 2013 (in thousands, except percentages):

	Three Months Ended
	June 28,	June 29,		%
	2014	2013	Change	Change

Research and development	$2,302	$1,457	$845	58%

	Six Months Ended
	June 28,	June 29,		%
	2014	2013	Change	Change

Research and development	$4,277	$3,299	$978	30%

The increase in research and development expense in the three months June 28, 2014, as compared with the three months ended June 29, 2013 is primarily attributable to an increase of $0.8 million in professional and outside services.

The increase in research and development expense in the six months ended June 28, 2014, as compared to the six months ended June 29, 2013 resulted primarily from an increase of $1.5 million in in professional and outside services, partially offset by a decrease of $0.5 million in internal engineering headcount costs and related overhead and travel expenses.

Selling, General and Administrative.

The following tables present selling, general and administrative expenses for the three and six months ended June 28, 2014 and June 29, 2013 (in thousands, except percentages):

	Three Months Ended
	June 28,	June 29,		%
	2014	2013	Change	Change

Selling, general and administrative	$1,781	$1,571	$210	13%

	Six Months Ended
	June 28,	June 29,		%
	2014	2013	Change	Change

Selling, general and administrative	$3,403	$3,327	$76	2%

Selling, general and administrative expense increased by approximately $0.2 million for the three months ended June 28, 2014, as compared to the three months ended June 29, 2013.  This increase was primarily due to an increase of $0.2 million in headcount costs and related overhead and travel expenses.

Selling, general and administrative expenses increased by $0.07 million for the six months ended June 28, 2014, as compared to the six months ended June 29, 2013.  This increase was primarily due to an increase in headcount costs and related overhead and travel expenses.

Other (Income) Expense.

The following table presents other (expense) income for the three and six months ended June 28, 2014 and June 29, 2013 (in thousands, except percentages):

	Three Months Ended
	June 28,	June 29,		%
	2014	2013	Change	Change

Interest expense, net	$(393)	$(88)	$(305)	347%
Other income, net	6	7	(1)	(14)%
Total other expense, net	$(387)	$(81)	$(306)	378%

	Six Months Ended
	June 28,	June 29,		%
	2014	2013	Change	Change

Interest expense, net	$(788)	$(218)	$(570)	261%
Other income (expense), net	(5)	1	(6)	(600)%
Total other expense, net	$(793)	$(217)	$(576)	265%

The increase in interest expense for the three and six months ended June 28, 2014 compared with the three and six months ended June 29, 2013 is primarily due to the amortization of debt discount and debt issuance costs associated with our term debt pursuant to our loan agreement with DBD Credit Funding, LLC, which we received on July 18, 2013.

Other income (expense), net, for the three and six months ended June 28, 2014 and June 29, 2013 was insignificant.

Provision for Income Taxes.

The following tables present the provision for income taxes for the three and six months ended June 28, 2014 and June 29, 2013 (in thousands, except percentages):

	Three Months Ended
	June 28,	June 29,		%
	2014	2013	Change	Change

Provision for income taxes	$2	$1	$1	100%

	Six Months Ended
	June 28,	June 29,		%
	2014	2013	Change	Change

Provision for income taxes	$2	$3	$(1)	(33)%

We did not record a benefit for income taxes for the three and six months ended June 28, 2014 and June 29, 2013, as tax benefits resulting from operating losses generated were fully reserved.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity and bank debt and cash generated from operations.  We have also funded our operations with a revolving line of credit and term loans under bank credit facilities, capitalized lease obligations and from the sale and leaseback of our former domestic manufacturing facility.

Working Capital and Cash and Cash Equivalents

The following table presents working capital and cash and cash equivalents (in thousands) as of June 28, 2014 and December 28, 2013:

	(unaudited)	(audited)
	June 28,	December 28,
	2014	2013
Working Capital	$17,415	$10,647

Cash and cash equivalents(1)	$16,184	$6,701

(1) Included in working capital

Our working capital and cash and cash equivalents increased in the six months ended June 28, 2014 primarily as a result of our 2014 Public Offering, in which we raised net proceeds of approximately $10.3 million.

Cash Provided by (Used in) in the Six Months Ended June 28, 2014 and June 29, 2013

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 28,	June 29,
	2014	2013

Net cash provided by (used in):
Operating activities	$(1,399)	$(530)
Investing activities	(76)	365
Financing activities	10,958	(773)
Increase (decrease) in cash and cash equivalents	$9,483	$(938)

Operating Activities.  Net cash used in operating activities for the six months ended June 28, 2014 was primarily the result of a net loss of approximately $5.5 million, partially offset by (i) approximately $2.0 million in net cash provided by changes in operating assets and liabilities, which were primarily from changes in inventories, accounts receivable, and prepaid expenses and (ii) approximately $2.1 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discount and debt issuance costs and stock based compensation.  Net cash used in operating activities for the six months ended June 29, 2013 was primarily the result of a net loss of approximately $6.0 million, partially offset by (i) approximately $3.9 million in net cash provided by changes in operating assets and liabilities, which were primarily to inventories, accounts receivable and prepaid expenses and (ii) approximately $1.6 million in net non-cash operating expenses, mainly comprised of depreciation and amortization, amortization of debt discount and debt issuance costs and stock based compensation.

Accounts receivable decreased by approximately $1.9 million during the six months ended June 28, 2014, which we attribute primarily to a decrease in sales in the last month of the quarter ended June 28, 2014 as compared to the last month of the quarter ended December 28, 2013.

Inventories decreased by approximately $0.2 million during the six months ended June 28, 2014 as we utilized inventory on hand to support our sales during the quarter.

Investing Activities. Net cash used in investing activities for six months ended June 28, 2014 was primarily the result our purchase of property and equipment, partially offset by proceeds we received from the sale of property and equipment.  Net cash provided by investing activities for six months ended June 29, 2013 was primarily the result of our sale of an auction rate security resulting in proceeds of $0.4 million. There were no similar events during the six months ended June 28, 2014.

Financing Activities.  Net cash provided by financing activities for the six months ended June 28, 2014 was primarily the result of our 2014 Offering, where we raised net proceeds of approximately $10.3 million and, to a lesser extent, our receipt of an aggregate of approximately $0.8 million in proceeds from the partial exercise of an outstanding warrant to purchase our common stock and the exercise of employee stock options.  Net cash used in financing activities for the six months ended June 29, 2013 was primarily the result of payments on our debt of $0.8 million.

Capital Resources

Silicon Valley Bank Credit Agreement

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was amended on July 18, 2013 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

In May 2012, Silicon Valley Bank consolidated our outstanding term loans and extended additional credit, resulting in a combined balance of $3.5 million (the “Consolidated Term Loan”). The Consolidated Term Loan was payable in 36 installments of $97,222, beginning December 2012, with interest at a rate of prime plus 2.50%. Interest was payable monthly from the date of funding through final payoff of the loan. On July 18, 2013, as part of our amendment of the SVB Credit Agreement and following our receipt of additional loan financing obtained through DBD Credit Funding, LLC, as further described below, the term loan and outstanding interest was paid in full. In accordance with the terms of the financing obtained through DBD Credit Funding, LLC, we recorded all amounts due as long-term debt in the accompanying consolidated balance sheet as of December 28, 2013 and recorded $0.8 million as short term and approximately $4.6 million as long term in the accompanying balance sheet as of June 28, 2014.

Prior to the May 2012 amendment, the SVB Credit Agreement contained an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit and other financial services. Amounts outstanding under the overall sublimit reduced the amount available pursuant to the SVB Credit Agreement. As a result of the May 2012 amendment, letters of credit and other financial services were no longer subject to borrowing base sublimits and did not reduce the amount that could be borrowed under the revolving line of credit. The July 18, 2013 amendment requires letters of credit to be secured by cash. At June 28, 2014, letters of credit in the amount of $1.1 million were outstanding.

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

We made no borrowings under the SVB Credit Agreement in the six months ended June 28, 2014 or the year ended December 28, 2013. At June 28, 2014 and December 28, 2013, we had borrowing availability of approximately $2.5 million and $4.0 million, respectively.

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

Sales Agreement with Ascendiant Capital

On November 21, 2011, we entered into a sales agreement with Ascendiant as sales agent. The sales agreement with Ascendiant expired on November 21, 2013.  Prior to its expiration, we were able to issue and sell shares of our common stock having an aggregate offering price of up to $10.0 million. During the term of the agreement, we received net proceeds of approximately $6.2 million, including approximately $3.9 million raised through the sale of approximately 1,312,669 shares during the year ended December 29, 2012 and approximately $0.2 million through the sale of 240,373 shares during the year ended December 28, 2013.

December 2012 Equity Financing

On December 26, 2012, we raised gross proceeds of $1.5 million in a registered public offering of our securities, which resulted in our receipt of net proceeds of $1.3 million after deducting commissions and offering costs. The offering resulted in the issuance of 1,685,394 shares of common stock and warrants to purchase up to an aggregate of 2,275,282 shares of our common stock, which represents 135% of the number of shares issued and sold in the offering. Each warrant grants the holder the right to purchase one share of our common stock at an exercise price of $0.89 per share and expires in June 2018. These warrants became exercisable 181 days following the December 26, 2012 issuance date. On February 3, 2014, 750,000 of these warrants were exercised for proceeds to us of approximately $0.7 million.

July 2013 Equity Financing

On July 19, 2013, we sold 1,098,902 shares of our common stock and warrants to purchase 1,098,902 shares of our common stock for gross proceeds of $1.0 million and net proceeds of approximately $960,000 in an additional registered public offering of our securities.  The warrant is exercisable as of the date of its issuance, has a term of seven years, and an exercise price of $1.00 per share. The exercise price and the number of warrant shares issuable upon exercise of warrant is subject to adjustment in the event of, among other things, certain transactions our common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of- company transaction).

February 2014 Public Offering of Common Stock

On February 11, 2014, we completed the 2014 Offering. In the 2014 Offering, we issued and sold to the Underwriter 8,680,775 shares of Common Stock pursuant to the Underwriting Agreement at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of our common stock to cover over-allotments. The price per share to the public in the offering was $1.30 per share. The net proceeds from the 2014 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases continue to be a financing alternative that we expect to pursue in the future.

We believe our existing cash and cash equivalent balances, borrowing availability under our Loan Agreement, borrowing availability under the SVB Credit Agreement and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Should we need additional capital, we may seek to raise capital through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations.

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

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended June 28, 2014.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended June 28, 2014, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•                  our ability to procure an adequate supply of key components, particularly DRAM ICs and NAND Flash;

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

•                  manufacturing inefficiencies associated with the start-up of new manufacturing operations, new products and initiation of volume production or disruption due to power outages, natural disasters or other factors;

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

Our revenues and results of operations have been substantially dependent on NVvault™ and we may be unable to replace revenue lost from the rapid decline in prior generation NVvault™ sales to Dell.

For the six months ended June 28, 2014 and June 29, 2013, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 48% and 30% of total net sales, respectively. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell, and we recognized no NVvault™ sales to Dell in the six months ended June 28, 2014, as compared to $0.9 million in the six months ended June 29, 2013. We expect sales of NVvault™ products for incorporation into PERC 7 servers will be minimal in future periods. In order to leverage our NVvault™ technology and diversify our customer base, and to secure one or more new key customers other than Dell, we continue to pursue additional qualifications of NVvault™ with other OEMs. We also introduced

EXPRESSvault™ in March 2011, and we continue to pursue qualification of next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other products such as HyperCloud® and other high-density and high- performance solutions. We may not be successful in marketing any new or enhanced products. If we are not successful in generating sales of other products, the cessation of sales of NVvault™ products to Dell will significantly reduce our annual revenues and negatively affect our results of operations.

We are subject to risks relating to our focus on developing our HyperCloud® and NVvault™ products and lack of market diversification.

We have historically derived a substantial portion of our net sales from sales of our high performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for a portion of our net sales in the near term, although we may be unable to meet customer demand for our HyperCloud® or NVvault™ products in future periods if we experience disruptions in the supply of raw materials.  We believe that continued market acceptance of these products or derivative products that incorporate our core memory subsystem technology for use in servers is critical to our success.

We have invested a significant portion of our research and development budget into the design of ASIC devices, including the HyperCloud ® memory subsystem, introduced in November 2009. This design and the products it is incorporated into are subject to increased risks as compared to our other products. For example:

•                  we are dependent on a limited number of suppliers for both the DRAM ICs and the ASIC devices that are essential to the functionality of the HyperCloud ® memory subsystem, and we have experienced supply chain disruptions and shortages of DRAM required to create our HyperCloud and Planar X VLP products as a result of business issues that are specific to our suppliers or the industry as a whole;

•                  we may be unable to achieve customer or market acceptance of the HyperCloud ® memory subsystem or other new products, or achieve such acceptance in a timely manner;

•                  the HyperCloud ® memory subsystem or other new products may contain currently undiscovered flaws, the correction of which would result in increased costs and time to market; and

•                  we are required to demonstrate the quality and reliability of the HyperCloud ® memory subsystem or other new products to our customers, and are required to qualify these new products with our customers, which requires a significant investment of time and resources prior to the receipt of any revenue from such customers.

We experienced a longer qualification cycle than anticipated with our HyperCloud® memory subsystems, and as a result, we have not generated significant HyperCloud® product revenues to date relative to our investment in the product. We entered into collaborative agreements with both IBM and HP pursuant to which these OEMs qualified the 16GB and 32GB versions of HyperCloud® for use with their products. While we and each of the OEMs committed financial and other resources toward the collaboration, the efforts undertaken with each of these collaborative agreements have not resulted in significant product margins for us to date relative to our investment in developing and marketing these products. We must secure an adequate supply of DRAM in order to continue to sell our HyperCloud product in future periods and, even assuming we are successful in maintaining an adequate supply, we cannot provide any assurances that we will achieve sufficient revenues or margins from our HyperCloud® products.

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

From time to time, shortages in DRAM ICs and NAND have required some suppliers to limit the supply of their DRAM ICs and NAND. We have experienced supply chain disruptions and shortages of DRAM required to create our HyperCloud and Planar X VLP products, and we are continually working to secure an adequate supply of DRAM necessary to fill customers’ orders for our products in a timely manner. If we are unable to obtain a sufficient supply of DRAM ICs or NAND to meet our customers’ requirements, these customers may reduce future orders for our products or not purchase our products at all, which would cause our net sales to decline and harm our operating results. In addition, our reputation could be harmed and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

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

In addition, because the qualification process is both product specific and platform specific, our existing customers sometimes require us to re-qualify our products, or to qualify our new products, for use in new platforms or applications. For example, as our OEM customers transition from prior generation architectures to current generation architectures, we must design and qualify new products for use by those customers. In the past, the process of design and qualification has taken up to six months to complete, during which time our net sales to those customers declined significantly. After our products are qualified, it can take several months before the customer begins production and we begin to generate net sales from such customer.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 16%, 11%, 14% and 24% of our net sales in the six months ended June 28, 2014 were to four of our customers. Approximately 35% and 18% of our nets sales in the six months ended June 29, 2013 were to two of our customers. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

Our ability to maintain or increase our net sales to our key customers depends on a variety of factors, many of which are beyond our control. These factors include our customers’ continued sales of servers and other computing systems that incorporate our memory subsystems and our customers’ continued incorporation of our products into their systems. Because of these and other factors, net sales to these customers may not continue and the amount of such net sales may not reach or exceed historical levels in any future period. Because these customers account for a substantial portion of our net sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. As we describe in more detail elsewhere in this Report, we have experienced a significant decline in sales of NVvault™ to our key customer, Dell, and we did not have any sales of NVvault™ to Dell during the six months ended July 28, 2014. This loss of sales to Dell has had a significant impact on our revenues and gross profit.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of June 28, 2014, we had 49 U.S. patents issued and 2 foreign patents granted. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

As of July 31, 2014, approximately 13.9 % of our outstanding common stock was held by affiliates, including 13.7% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

•                  sales of our newly issued common stock or other securities or the perception that such sales may occur;

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

Date: August 12, 2014		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)