Form 10-Q
period 2014-09-27
NETLIST INC
filed 2014-11-12
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

41,479,584 shares outstanding at October 31, 2014

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	September 27,	December 28,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$14,120	$6,701
Restricted cash	1,100	1,100
Accounts receivable, net	3,074	4,866
Inventories	2,392	2,620
Prepaid expenses and other current assets	671	823
Total current assets	21,357	16,110
Property and equipment, net	516	1,143
Other assets	197	422
Total assets	$22,070	$17,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,475	$3,795
Accrued payroll and related liabilities	775	635
Accrued expenses and other current liabilities	572	533
Accrued engineering charges	500	500
Current portion of long-term debt, net of debt discount	1,512	—
Total current liabilities	7,834	5,463
Long-term debt, net of current portion and debt discount	4,077	5,099
Other liabilities	98	100
Total liabilities	12,009	10,662
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value - 90,000 shares authorized; 41,480 (2014) and 31,776 (2013) shares issued and outstanding	41	31
Additional paid-in capital	117,077	104,469
Accumulated deficit	(107,057)	(97,487)
Total stockholders’ equity	10,061	7,013
Total liabilities and stockholders’ equity	$22,070	$17,675

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Net sales	$4,791	$4,289	$16,679	$15,318
Cost of sales(1)	3,678	3,896	12,602	14,112
Gross profit	1,113	393	4,077	1,206
Operating expenses:
Research and development(1)	2,997	1,641	7,274	4,941
Selling, general and administrative(1)	1,782	1,554	5,185	4,880
Total operating expenses	4,779	3,195	12,459	9,821
Operating loss	(3,666)	(2,802)	(8,382)	(8,615)
Other expense, net:
Interest expense, net	(393)	(324)	(1,181)	(542)
Other expense, net	—	(8)	(5)	(8)
Total other expense, net	(393)	(332)	(1,186)	(550)
Loss before provision for income taxes	(4,059)	(3,134)	(9,568)	(9,165)
Provision for income taxes	—	7	2	9
Net loss	$(4,059)	$(3,141)	$(9,570)	$(9,174)
Net loss per common share:
Basic and diluted	$(0.10)	$(0.10)	$(0.24)	$(0.30)

Weighted-average common shares outstanding:
Basic and diluted	41,472	31,268	39,911	30,599

(1)  Amounts include stock-based compensation expense as follows:

Cost of sales	$13	$13	$42	$37
Research and development	179	162	548	440
Selling, general and administrative	313	266	961	768

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 27,	September 28,
	2014	2013

Cash flows from operating activities:
Net loss	$(9,570)	$(9,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	722	1,166
Amortization of debt discount and debt issuance costs	605	164
Realized gain (loss) on disposal of property and equipment	6	(5)
Capitalized payment-in-kind interest	123	—
Stock-based compensation	1,551	1,245
Changes in operating assets and liabilities:
Restricted cash	—	(1,000)
Accounts receivable	1,792	1,324
Inventories	228	3,111
Prepaid expenses and other current assets	314	470
Other assets	22	6
Accounts payable	680	(957)
Accrued payroll and related liabilities	140	(17)
Accrued expenses and other liabilities	37	37
Accrued engineering charges	—	50
Net cash used in operating activities	(3,350)	(3,580)
Cash flows from investing activities:
Acquisition of property and equipment	(104)	(75)
Proceeds from sale of property and equipment	3	25
Proceeds from maturities and sales of investments in marketable securities	—	415
Net cash (used in) provided by investing activities	(101)	365
Cash flows from financing activities:
Proceeds from bank term loan, net of issuance costs	—	2,483
Payments on debt	(197)	(1,024)
Proceeds from public offering, net	10,276	1,006
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	791	24
Net cash provided by financing activities	10,870	2,489
Increase (decrease) in cash and cash equivalents	7,419	(726)
Cash and cash equivalents at beginning of period	6,701	7,755
Cash and cash equivalents at end of period	$14,120	$7,029

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2014

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

Liquidity

The Company incurred net losses of approximately $9.6 million and $9.2 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.

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

If adequate working capital is not available when needed, the Company may be required to significantly modify its business model and operations to reduce spending to a sustainable level. Insufficient working capital could cause the Company to be unable to execute its business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause the Company to delay, scale back or eliminate some or all of its research and development programs, or to reduce or cease operations. While there is no assurance that the Company can meet its revenue forecasts, management anticipates that it can continue operations for at least the next twelve months.

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

The condensed consolidated financial statements included herein as of September 27, 2014 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of September 27, 2014 and the condensed consolidated statements of operations for the three and nine months ended September 27, 2014 and September 28, 2013 and the condensed consolidated statements of cash flows for the nine months ended September 27, 2014 and September 28, 2013. The results of operations for the nine months ended September 27, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Revenue Recognition

The Company’s revenues primarily consist of product sales of high-performance memory subsystems to OEMs, hyperscale data center operators and storage vendors.

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

Restricted Cash

Restricted cash of $1.1 million, as of September 27, 2014, consists of cash to secure three standby letters of credit.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and its historical experience.  Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted. At September 27, 2014 and December 28, 2013 the Company had an allowance for doubtful accounts of $61,000 and $72,000, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of September 27, 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

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

The Company invested a significant portion of its research and development budget into the design of ASIC and hybrid devices, including the HyperCloud® memory subsystem and NVvault family of products. These designs and the products they are incorporated into are subject to increased risks as compared to the Company’s legacy products. The Company may be unable to achieve customer or market acceptance of its products, or achieve such acceptance in a timely manner. The Company experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and has experienced supply chain disruption and a shortage of DRAM and Flash required to create the HyperCloud® memory subsystem and NVvault products.  As of September 27, 2014, Hypercloud has not generated significant revenue relative to the Company’s investment in the product.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted. The liabilities of the Company’s subsidiaries in the PRC exceeded its assets as of September 27, 2014 and December 28, 2013.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three and nine months ended September 27, 2014 or September 28, 2013.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The amendments in this update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going  concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	(unaudited)	(audited)
	September 27,	December 28,
	2014	2013

Raw materials	$1,404	$1,737
Work in process	218	67
Finished goods	770	816
	$2,392	$2,620

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2014	2013

Beginning balance	$249	$235
Estimated cost of warranty claims charged to cost of sales	104	93
Cost of actual warranty claims	(107)	(70)
Ending balance	246	258
Less current portion	(148)	(155)
Long-term warranty obligations	$98	$103

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Basic and diluted net loss per share:
Numerator: Net loss	$(4,059)	$(3,141)	$(9,570)	$(9,174)
Denominator: Weighted-average common shares outstanding, basic and diluted	41,472	31,268	39,911	30,599
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.24)	$(0.30)

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

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Common share equivalents	167	232	368	225

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Customer:
Customer A	23%	51%	18%	39%
Customer B	16%	14%	15%	17%
Customer C	28%	—%	—%	—%
Customer D	15%	—%	21%	—%

The Company’s accounts receivable as of September 27, 2014 were concentrated with four customers, representing approximately 10%, 11%, 23% and 43% of aggregate gross receivables. At December 28, 2013, one customer represented approximately 73% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2014	2013

Supplemental disclosure of non-cash investing and financing activities:
Debt financing of directors and officers insurance	$198	$240
Debt issuance costs associated with July debt financing	$—	$323
Debt discount related to the relative fair value of detachable warrants issued	$—	$1,215
Paydown of SVB term loan directly with proceeds from July debt financing	$—	$2,731

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

The SVB Amendment requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. At September 27, 2014, letters of credit in the amount of $1.1 million were outstanding.  On September 30, 2014, the SVB Credit Agreement was amended again to further modify our tangible net worth covenant and to extend the maturity date of our revolving credit line under the SVB Credit Agreement to September 29, 2015.

The following table presents details of interest expense related to borrowings on the line of credit with SVB, along with certain other applicable information (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Interest expense	$16	$19	$65	$114

The following table presents details of the Company’s outstanding borrowings and availability under our line of credit with SVB:

	(unaudited)	(audited)
	September 27,	December 28,
	2014	2013
Availability under the revolving line of credit	$2,498	$4,042

All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets, other than its intellectual property, which is subject to a first priority lien held by DBD. The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends. As of September 27, 2014, the Company was in compliance with its debt covenants.

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

In connection with the Loan Agreement, the Company paid certain facility, due diligence and legal fees of DBD on the closing date and is obligated to pay a conditional facility fee upon satisfaction of the IP Monetization Milestones.  If the Company repays or prepays all or a portion of the term loans prior to maturity, the Company is obligated to pay DBD a prepayment fee based on a percentage of the then outstanding principal balance being prepaid, equal to 2.0% if the prepayment occurs between July 18, 2014 and July 18, 2015, or 0.0% if the prepayment occurs after July 18, 2015.

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

Concurrently with the execution of the Loan Agreement, the Company issued to an affiliate of DBD a seven-year warrant (the “Warrant”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at an exercise price of $1.00 per share, of which 989,011 shares are exercisable immediately on a cash or cashless basis in whole or in part. Pursuant to the stock purchase warrant agreement, (i) 329,670 shares will become exercisable upon the achievement of the IP Monetization Milestones and (ii) the remaining 329,670 shares will become exercisable upon the Company’s receipt of an IP Milestone Term Loan. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”). The Company accounted for the warrants as a debt discount and has valued them based on the relative fair value at approximately $1,215,000, to be amortized over the term of the debt instrument, or three years, using the effective interest method. For the three and nine months ended September 27, 2014, the Company amortized approximately $123,000 and $366,000, respectively, as interest expense in the consolidated statements of operations.

Also in connection with the Loan Agreement, the Company agreed to pay to a consultant a consulting fee equal to (i) $300,000 in connection with the Company’s receipt of the Initial Term Loan and (ii) 5% of any additional principal amount loaned to the Company as an IP Milestone Term Loan.  The initial $300,000 has been recorded as debt issuance cost to be amortized over the term of the debt instrument, or three years, using the effective interest method.  During the three and nine months ended September 27, 2014, the Company amortized approximately $80,000 and $239,000, respectively, as interest expense in the condensed consolidated statements of operations.

Note 5— Debt

Debt consists of the following (in thousands):

	(unaudited)	(audited)
	September 27,	December 28,
	2014	2013

Term Loan, DBD, net of debt discount of $645 for 2014 and $1,012 for 2013	$5,589	$5,099
Less current portion	(1,512)	—
	$4,077	$5,099

Interest expense related to debt is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Interest expense	$379	$305	$1,121	$428

Note 6—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Provision for income taxes	$—	$7	$2	$9
Effective tax rate	—%	(0.2)%	(0.0)%	(0.1)%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of September 27, 2014 and December 28, 2013. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company does not have any unrecognized tax benefits as of September 27, 2014 and December 28, 2013.

Note 7—Commitments and Contingencies

Facility Lease

On July 26, 2013, the Company entered into an amendment for a three year lease with the Irvine Company. The amendment terminated the Company’s former lease of the 51 Discovery, Suite 150, Irvine, California, 92618 premise in exchange for office space located at 175 Technology Drive, Suite 150, Irvine, California, 92618 USA. The lease payments range from approximately $9,000 per month to $10,000 per month over the term of the lease. This lease is valid through July 31, 2016. The annual payment for this space equates to approximately $111,000 per year.

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

On March 21, 2014, Netlist filed a Second Amended Complaint against Diablo in the Northern District Court, Case No. 4:13-CV-05962 (the “trade secret case”), alleging, among other things, that in stealing Netlist’s proprietary HyperCloud® and DxD and LRD technologies, Diablo breached its contracts with Netlist, committed trademark violations, and misappropriated Netlist’s trade secrets.  Also on March 21, 2014, Netlist served Diablo with its Amended Trade Secret Disclosure, detailing approximately 60 trade secrets Netlist taught to Diablo in connection with the contracted and confidential work on the HyperCloud® project.  On April 9, 2014, Diablo filed a motion to dismiss Netlist’s Second Amended Trade Secret Complaint, as well as a motion for judgment on the pleadings.  That motion was heard by the Northern District Court on May 13, 2014, and on September 4, 2014, denied the motion with respect to all grounds except one, which Netlist did not contest.

On April 1, 2014, the Northern District Court denied Diablo’s motion to strike Netlist’s infringement contentions, finding that Netlist’s contentions did indeed satisfy the relevant requirements and, on April 7, 2014, granted Netlist’s motion to compel defendants to produce certain discovery materials related to the ULLtraDIMM.  Diablo filed a motion for relief from these two rulings, which was denied on April 8, 2014.  Also on April 7, 2014, the Northern District Court granted Netlist’s motion for issuance of Letters Rogatory to the Canadian courts requesting that summons be issued for two former Diablo employees living in Canada and named in the whistleblower letter to produce documents and to be deposed.  These depositions occured in late August, 2014.

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

Between June 18 and June 24, 2014, SanDisk filed petitions in the USPTO requesting Inter Partes Review (IPR) of the five Netlist patents asserted in the August 23, 2013 amended complaint.  Diablo similarly filed petitions requesting IPR of the two Netlist patents added in the second amended answer filed on January 21, 2014.  Netlist has three months from the IPR petition filing dates to file a preliminary response.  The USPTO has an additional three months to decide whether or not to institute one or more of the IPRs.  SanDisk filed a motion on June 24, 2014, to stay the Northern District patent cases pending completion of the IPRs (Diablo later joined this motion).  Netlist filed its opposition to the motion to stay on July 10, 2014.  The Northern District Court heard oral arguments on the motion to stay in early August 2014, and issued an order on August 21, 2014, denying the motion without prejudice.

On October 6, 2014, Netlist filed a Motion for Preliminary Injunction in the Northern District Court trade secret suit, asking that Diablo and its partner SanDisk be immediately enjoined from any further manufacture or sale of the ULLtraDIMM module.  The Court has set a tentative date of December 2, 2014, for a hearing on Netlist’s Motion.  Netlist also filed a Second Amended Trade Secret Disclosure along with the Motion for Preliminary Injunction.

‘386 Patent Reexamination

As noted above, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. In October 2010, Smart Modular requested and was later granted an Inter Partes Reexamination of the ‘386 patent. The reexaminations requested by Google and Smart Modular were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and Smart Modular filed their comments to the Company’s response in October 2011. In October 2012, the USPTO issued an ACP rejecting all 60 claims. The Company filed a response to the ACP on December 3, 2012. On June 21, 2013, the USPTO issued a Right of Appeal Notice (RAN) in which the examiner maintained his rejection of the claims. Netlist filed a notice of appeal on July 19, 2013. Google filed a notice of cross-appeal on August 2, 2013, and a cross-appeal brief on October 1, 2013. The Company filed an appeal brief and an amendment canceling some of the remaining claims on October 2, 2013 to further focus the issues on appeal. On February 24, 2014, the examiner entered the amendment canceling claims, withdrew the rejections related to those claims, but otherwise maintained the positions previously set forth in the RAN.  On September 24, 2014, the USPTO set a hearing date of November 19, 2014.  Thus, the reexamination of the ‘386 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘912 Patent Reexamination

As noted above, in April 2010, Inphi requested but was later denied an Inter Partes Reexamination of the ‘912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the ‘912 patent. In October 2010, Google and Smart Modular each filed and were later granted requests for reexamination of the ‘912 patent. In February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ‘912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi, Google, and Smart Modular filed their comments on the Company’s response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the ‘912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Google, Inphi and Smart Modular filed their comments to the Company’s response in February 2012. The USPTO determined that Smart Modular’s comments were defective, and issued a notice to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012. The USPTO issued a non-final Office Action on November 13, 2012 maintaining the patentability of many key claims while rejecting some claims that were previously determined to be patentable. The Company filed a response to the Office Action on January 14, 2013. The requesters filed their comments on February 13, 2013.  On March 21, 2014, the USPTO issued an ACP, confirming the patentability of 92 claims and maintaining the rejection of 11 other claims.  On June 18, 2014, the USPTO issued a RAN, maintaining the substantive positions taken by the examiner in the ACP.  Smart Modular, Inphi and Google filed notices of appeal on July 16, July 18 and July 18, 2014, respectively.  Netlist filed a notice of cross-appeal on July 30, 2014.  Smart Modular, Inphi and Google filed their respective appeal briefs on September 16, September 30 and September 30, 2014.  Netlist filed its cross-appeal brief on September 30, 2014.  The reexamination of the ‘912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘627 Patent Reexamination

In September 2011, Smart Modular filed a request for reexamination of U.S. Patent No. 7,864,627 (“the ‘627 patent”) issued to the Company on January 4, 2011. The ‘627 patent is related to the ‘912 patent. In November 2011, the USPTO granted Smart Modular’s request for reexamination of the ‘627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Smart Modular filed its comments to the Company’s response in March 2012. The USPTO determined that Smart Modular’s comments were defective and issued a notice in April 2012 to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012. The USPTO posted an Office Action on December 19, 2012, confirming one claim and rejecting the rest of the claims in the ‘627 patent. The Company filed a response to the Office Action on March 19, 2013. Smart Modular filed its comments on the Office Action on April 24, 2013. The USPTO issued another Non-Final Office Action on September 26, 2013, withdrawing certain rejections while adopting new rejections for certain of the pending claims. The Company responded to the Non-Final Office Action on November 26, 2013, by amending some of the claims and making arguments as to the validity of the rejected claims. On March 27, 2014, the USPTO issued an ACP, maintaining the claim rejections.  On June 27, 2014, the USPTO issued a RAN, maintaining the substantive positions taken by the examiner in the ACP.  Netlist filed a notice of cross-appeal on July 28, 2014.  The reexamination of the ‘627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

‘537 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in January 2011. In June 2011, the USPTO issued an ACP, which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims. Inphi filed its comments to the Company’s response in September 2011. The USPTO issued a Right of Appeal Notice (“RAN”) in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company. Inphi filed a notice of appeal in March 2012 followed by an appeal brief in May 2012. In response, the USPTO issued a Notice of Defective Appeal Brief. Inphi filed a corrective appeal brief in late May 2012, and the Company filed its reply brief to the corrected Inphi appeal brief in early July 2012. The examiner responded to Inphi’s corrected appeal brief as well as the Company’s reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming all sixty (60) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the examiner jointly defended the ‘537 patent in a hearing on November 20, 2013 before the Patent Trial and Appeal Board (PTAB) at the USPTO. On January 16, 2014, the PTAB issued a decision upholding the validity of all 60 claims, dismissing every single validity challenge raised by Inphi and affirming the examiner’s decision to allow the claims. On August 13, 2014, the PTAB denied Inphi’s request for rehearing and made its decision final for judicial review to Court of Appeals for the Federal Circuit. The reexamination of the ‘537 patent remains pending and will continue in accordance with established procedures for Inter Partes Reexamination and judicial appeals therefrom.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares of Serial Preferred Stock were outstanding at September 27, 2014 or December 28, 2013.

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

Cancellation of Shares of Common Stock

During the nine months ended September 27, 2014 and the year ended December 28, 2013, the Company cancelled 10,015 and 19,575 shares of common stock, respectively, valued at approximately $21,000 and $14,000, respectively, in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Subject to certain adjustments, as of September 27, 2014, the Company was authorized to issue a maximum of 7,805,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At September 27, 2014, the Company had 443,010 shares available for grant under the 2006 Plan.  Options granted under the 2000 Plan and the 2006 Plan equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the nine months ended September 27, 2014 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 28, 2013	5,837	$2.58
Options granted	1,580	1.68
Options exercised	(283)	0.52
Options expired/forfeited	(70)	2.81
Options outstanding at September 27, 2014	7,064	$2.46

The intrinsic value of options exercised in the nine months ended September 27, 2014 was $400,953.

A summary of the Company’s restricted stock awards as of and for the nine months ended September 27, 2014 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at December 28, 2013	54	$3.17
Restricted stock vested	(50)	3.03
Balance outstanding at September 27, 2014	4	$1.51

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Nine Months Ended
	September 27,	September 28,
	2014	2013
Expected term (in years)	6.5	6.1
Expected volatility	121%	121%
Risk-free interest rate	1.92%	1.60%
Expected dividends	—	—
Weighted-average grant date fair value per share	$1.73	$0.70

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The grant date fair value of restricted stock vested was $0.2 and $0.3 million in the nine months ended September 27, 2014 and September 28, 2013, respectively.

At September 27, 2014, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2014 through fiscal 2017 related to unvested common stock options and restricted stock awards is approximately $1.8 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 9—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At September 27, 2014 and December 28, 2013, approximately $0.2 and $0.6 million, respectively, of the Company’s long-lived assets, net of depreciation and amortization, respectively, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 10—Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as discussed in the accompanying notes.

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

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to risks associated with: the uncertainty of our future capital requirements and the likelihood that we will need to raise additional funds; the amount and terms of our indebtedness; the launch and commercial success of our products, programs and technologies; the success of our product partnerships; our reliance on suppliers of critical components and vendors in the supply chain; our success in continuing to develop, qualify and produce adequate volumes of EXPRESSvault™, NVvault™, HyperCloud™ and VLP Planar-X RDIMM; the impact on us of substantially diminished sales to Dell; our ability to leverage our NVvault™ technology in a more diverse customer base; the rapidly-changing nature of technology; risks associated with intellectual property, including the costs and unpredictability of litigation and reexamination proceedings before the USPTO; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC.  Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  These forward-looking statements represent our estimates and assumptions only as of the date made. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our high performance memory subsystems are developed in part using our proprietary technologies, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products.  We may seek injunctive relief in the course of enforcing our intellectual property rights in certain instances, and in other instances we may enter into settlement or license agreements, which can be structured in a variety of ways, including one-time paid up licenses or on-going royalty arrangements.  However, our efforts may not result in significant revenues from these monetization efforts.

As of September 27, 2014, we had 49 U.S. patents issued, 2 foreign patents granted and over 30 pending applications worldwide. Assuming that they are properly maintained, our patents will expire at various dates between 2022 and 2029. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner are also important factors in developing and maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our existing patents or pending patent applications.

Our Products

NVvault™ Family

We were the first to develop and market memory subsystems that incorporate both DRAM and NAND in a single NVvault™ persistent DIMM solution. NVvault™ was originally used for mission critical backups during power interruption in Redundant Array of Independent Disks (“RAID”) and main memory. NVvault™ has moved beyond its original application to a variety of other applications, including hyperscale computing for Cloud, Big Data, on-line banking and other real time applications. Recently, we have experienced increased demand for NVvault™ for use as a data accelerator. We are working to further enhance the capabilities of our NVvault™ technology in these new applications, and we are also seeking to expand our customer base through the integration of NVvault™ into leading storage motherboards. NVvault™ is incorporated in our EXPRESSvault™ PCIe solution for both acceleration and backup in storage applications.  Our NVvault™ product line consists primarily of battery-free and battery-powered flash backed cache memory subsystems targeting RAID storage, application acceleration and mission critical data integrity. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. Our NVvault™ products have historically been sold primarily to Dell, for incorporation in its PERC 7 server products. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a steady decline in NVvault™ sales to Dell. There were no sales of NVvault™ products to Dell in the three and nine months ended September 27, 2014 and $1.2 million and $2.1 million in the three and nine months ended September 28, 2013. We expect no demand from Dell for our DDR2 NVvault™ during the remainder of 2014.  We continue to pursue qualifications with other potential significant customers within the industry and we are currently working to remedy our ongoing supply chain disruptions, however, our efforts to expand our qualifications and manage our supply chain may not result in significant revenues from the sale of NVvault™ family products..

For the nine months ended September 27, 2014 and September 28, 2013, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 48% and 32% of total net sales, respectively. For the three months ended September 27, 2014 and September 28, 2013, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 48% and 35% of total net sales, respectively.

HyperCloud ®

Our HyperCloud® technology incorporates our patented rank multiplication technology, which increases memory capacity and our patented load reduction technology, which increases memory bandwidth. We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real- time data analytics, and high performance computing.

Specialty Memory Modules and Flash-Based Products

The remainder of our revenues are primarily from OEM sales of specialty memory modules and flash-based products, the majority of which are utilized in data center and industrial applications. When developing custom modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high speed, capacity and signal integrity, small form factor, attractive thermal characteristics and low cost per bit. Revenues from our specialty modules and flash-based products are subject to fluctuation as a result of the life cycles of the products into which our modules are incorporated. Our ability to continue to generate revenues from specialty memory modules and flash-based products is dependent on our ability to qualify our products on new platforms as current platforms reach the end of their lifecycles, and on the state of the global economy.

Technology

We have a portfolio of proprietary technologies and design techniques and have assembled an engineering team with expertise in semiconductors, printed circuit boards, memory subsystem and system design. Our technology competencies include:

IC Design Expertise.  We have designed special algorithms that can be implemented in stand-alone integrated circuits or integrated into other functional blocks in ASICs. We utilize these algorithms in the HyperCloud ® chipset to incorporate rank multiplication and load reduction functionality. We also incorporate these algorithms in our NVvault™ product line of RDIMMS.

NVvault™.  We were the first to develop and market memory subsystems that incorporate both DRAM and NAND flash in a single NVvault™ persistent DIMM solution. NVvault™ combines the best attributes of DRAM, including speed, durability and reliability with high densities, lower power and lowest costs provided by NAND. This combination enables us to provide application acceleration and mission critical backup during power interruption for cloud infrastructure, virtualization, analytics and database applications. NVvault™ is incorporated in our EXPRESSvault™ PCIe solution for both acceleration and backup in storage applications.

Proprietary PCB Designs.  We utilize advanced, proprietary techniques to optimize electronic signal strength and integrity within a PCB. These techniques include the use of 8- or 10-layer boards, matching conductive trace lengths, a minimized number of conductive connectors, or vias, and precise load balancing to, among other benefits, help reduce noise and crosstalk between adjacent traces. In addition, our proprietary designs for the precise placement of intra-substrate components allow us to assemble memory subsystems with significantly smaller physical size, enabling OEMs to develop products with smaller footprints for their customers.

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

Cost of Sales.  Our cost of sales includes the cost of materials, labor and other manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation, and occupancy costs and other allocated fixed costs. The DRAM ICs and NAND incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs and NAND. We attempt to pass through such DRAM IC and NAND flash memory cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs and NAND, which affects gross margins. In addition, we have experienced shortages of DRAM and Flash required for our HyperCloud® and NVvault products from time to time, which can cause disruptions in our revenues and gross profits. In addition, the gross margin on our sales of any excess component DRAM IC and NAND inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, fluctuations in DRAM IC and NAND inventory sales as a percentage of our overall sales could impact our overall gross margin. We assess the valuation of our inventories on a quarterly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or net realizable value.

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

Recent Accounting Pronouncements.  In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The amendments in this update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Net sales	100%	100%	100%	100%
Cost of sales	77	91	76	92
Gross profit	23	9	24	8
Operating expenses:
Research and development	63	38	44	32
Selling, general and administrative	37	36	31	32
Total operating expenses	100	74	75	64
Operating loss	(77)	(65)	(50)	(56)
Other expense, net:
Interest expense, net	(8)	(8)	(7)	(4)
Other expense, net	—	—	—	—
Total other expense, net	(8)	(8)	(7)	(4)
Loss before provision for income taxes	(85)	(73)	(57)	(60)
Provision for income taxes	—	—	—	—
Net loss	(85)%	(73)%	(57)%	(60)%

Three and Nine Months Ended September 27, 2014 Compared to Three and Nine Months Ended September 28, 2013

Net Sales, Cost of Sales and Gross Profit

The following tables present net sales, cost of sales and gross profit for the three and nine months ended September 27, 2014 and September 28, 2013 (in thousands, except percentages):

	Three Months Ended
	September 27,	September 28,		%
	2014	2013	Change	Change

Net sales	$4,791	$4,289	$502	12%
Cost of sales	3,678	3,896	(218)	(6)%
Gross profit	$1,113	$393	$720	183%
Gross margin	23%	9%	14%

	Nine Months Ended
	September 27,	September 28,		%
	2014	2013	Change	Change

Net sales	$16,679	$15,318	$1,361	9%
Cost of sales	12,602	14,112	(1,510)	(11)%
Gross profit	$4,077	$1,206	$2,871	238%
Gross margin	24%	8%	17%

Net Sales.  The increase in net sales for the three months ended September 27, 2014 as compared with the three months ended September 28, 2013 resulted primarily from increased sales of approximately (i) $1.9 million of NVvault™ to customers other than Dell and (ii) $0.4 million of HyperCloud® sales, partially offset by decreased sales of approximately (i) $1.1 million in NVvault™ to Dell, (ii) $0.3 million of Planar X VLP and (iii) $0.4 million of flash sales.

The increase in our net sales for the nine months ended September 27, 2014 as compared with the nine months ended September 28, 2013 resulted primarily from increased sales of approximately (i) $5.2 million in sales of NVvault™ to customers other than Dell and (ii) $0.5 million in sales of HyperCloud ® memory modules, which was partially offset by decreased sales of approximately (i) $2.1 million in sales of NVvault™ to Dell, (ii) $0.4 million in sales of Planar X, (iii) $0.3 million in sales of flash products, and (iv)$1.5 million of other VLP sales.

Gross Profit and Gross Margin.  The increase in gross profit and margin for the three and nine months ended September 27, 2014 as compared with the three and nine months ended September 28, 2013 is primarily the result of a change in our product mix, as we experienced increased sales of NVvault™ (a relatively higher margin product) in the three and nine months ended September 27, 2014.

Research and Development.

The following tables present research and development expenses for three and nine months ended September 27, 2014 and September 28, 2013 (in thousands, except percentages):

	Three Months Ended
	September 27,	September 28,		%
	2014	2013	Change	Change

Research and development	$2,997	$1,641	$1,356	83%

	Nine Months Ended
	September 27,	September 28,		%
	2014	2013	Change	Change

Research and development	$7,274	$4,941	$2,333	47%

The increase in research and development expense in the three months September 27, 2014, as compared with the three months ended September 28, 2013 is primarily attributable to an increase of $1.2 million in professional and outside services.

The increase in research and development expense in the nine months ended September 27, 2014, as compared to the nine months ended September 28, 2013 resulted primarily from an increase of $2.7 million in in professional and outside services incurred during the nine months ended September 27, 2014, partially offset by a decrease of $0.3 million in internal engineering headcount costs and related overhead and travel expenses.

Selling, General and Administrative.

The following tables present selling, general and administrative expenses for the three and nine months ended September 27, 2014 and September 28, 2013 (in thousands, except percentages):

	Three Months Ended
	September 27,	September 28,		%
	2014	2013	Change	Change

Selling, general and administrative	$1,782	$1,554	$228	15%

	Nine Months Ended
	September 27,	September 28,		%
	2014	2013	Change	Change

Selling, general and administrative	$5,185	$4,880	$305	6%

Selling, general and administrative expense increased by approximately $0.2 million for the three months ended September 27, 2014, as compared to the three months ended September 28, 2013.  This increase was primarily due to an increase of $0.3 million in headcount costs and related overhead and travel expenses, partially offset by a decrease of approximately $0.1 million in advertising expenses.

Selling, general and administrative expenses increased by $0.3 million for the nine months ended September 27, 2014, as compared to the nine months ended September 28, 2013.  This increase was primarily due to an increase of approximately $0.4 million in headcount costs and related overhead and travel expenses, partially offset by a decrease of approximately $0.1 million in advertising expenses.

Other Income (Expense).

The following table presents other income (expense) for the three and nine months ended September 27, 2014 and September 28, 2013 (in thousands, except percentages):

	Three Months Ended
	September 27,	September 28,		%
	2014	2013	Change	Change

Interest expense, net	$(393)	$(324)	$(69)	21%
Other expense, net	—	(8)	8	(100)%
Total other expense, net	$(393)	$(332)	$(61)	18%

	Nine Months Ended
	September 27,	September 28,		%
	2014	2013	Change	Change

Interest expense, net	$(1,181)	$(542)	$(639)	118%
Other expense, net	(5)	(8)	3	(38)%
Total other expense, net	$(1,186)	$(550)	$(636)	116%

The increases in interest expense for the three and nine months ended September 27, 2014 compared with the three and nine months ended September 28, 2013 is primarily due to the amortization of debt discount and debt issuance costs associated with our term debt pursuant to our loan agreement with DBD Credit Funding, LLC, which we received on July 18, 2013.

Other expense, net, for the three and nine months ended September 27, 2014 and September 28, 2013 was insignificant.

Provision for Income Taxes.

The following tables present the provision for income taxes for the three and nine months ended September 27, 2014 and September 28, 2013 (in thousands, except percentages):

	Three Months Ended
	September 27,	September 28,		%
	2014	2013	Change	Change

Provision for income taxes	$—	$7	$(7)	(100)%

	Nine Months Ended
	September 27,	September 28,		%
	2014	2013	Change	Change

Provision for income taxes	$2	$9	$(7)	(78)%

We did not record a benefit for income taxes for the three and nine months ended September 27, 2014 and September 28, 2013, as tax benefits resulting from operating losses generated were fully reserved.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity and bank debt and cash generated from operations.  We have also funded our operations with a revolving line of credit and term loans under bank credit facilities, capitalized lease obligations and from the sale and leaseback of our former domestic manufacturing facility.

Working Capital and Cash and Cash Equivalents

The following table presents working capital and cash and cash equivalents (in thousands) as of September 27, 2014 and December 28, 2013:

	(unaudited)	(audited)
	September 27,	December 28,
	2014	2013
Working Capital	$13,523	$10,647

Cash and cash equivalents(1)	$14,120	$6,701

(1) Included in working capital

Our working capital and cash and cash equivalents increased in the nine months ended September 27, 2014 primarily as a result of our 2014 Offering, in which we raised net proceeds of approximately $10.3 million, and to a lesser extent our receipt of $0.8 million in connection with the partial exercise of a warrant in February 2014.  Our 2014 Offering closed on February 11, 2014 and is summarized below.

Cash Provided by (Used in) in the Nine Months Ended September 27, 2014 and September 28, 2013

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2014	2013

Net cash provided by (used in):
Operating activities	$(3,350)	$(3,580)
Investing activities	(101)	365
Financing activities	10,870	2,489
Increase (decrease) in cash and cash equivalents	$7,419	$(726)

Operating Activities.  Net cash used in operating activities for the nine months ended September 27, 2014 was primarily the result of a net loss of approximately $9.6 million, partially offset by (i) approximately $3.2 million in net cash provided by changes in operating assets and liabilities, which were primarily from changes in inventories, accounts receivable, and prepaid expenses and (ii) approximately $3.0 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discount and debt issuance costs and stock based compensation.  Net cash used in operating activities for the nine months ended September 28, 2013 was primarily the result of a net loss of approximately $9.2 million, partially offset by (i) approximately $3.0 million in net cash provided by changes in operating assets and liabilities, which were primarily from changes in inventories, accounts receivable, restricted cash and prepaid expenses and (ii) approximately $2.6 million in net non-cash operating expenses, mainly comprised of depreciation and amortization, amortization of debt discount and debt issuance costs and stock based compensation.

Accounts receivable decreased by approximately $1.8 million during the nine months ended September 27, 2014, which we attribute primarily to a decrease in sales in September 2014 as compared to September 2013.

Inventories decreased by approximately $0.2 million during the nine months ended September 27, 2014 as we utilized inventory on hand to support our sales during the first nine months of 2014.

Investing Activities. Net cash used in investing activities for nine months ended September 27, 2014 was primarily the result our purchase of property and equipment, partially offset by proceeds we received from the sale of property and equipment.  Net cash provided by investing activities for nine months ended September 28, 2013 was primarily the result of our sale of an auction rate security resulting in proceeds of $0.4 million. There were no similar events during the nine months ended September 27, 2014.

Financing Activities.  Net cash provided by financing activities for the nine months ended September 27, 2014 was primarily the result of our February 2014 Public Offering, where we raised net proceeds of approximately $10.3 million and, to a lesser extent, our receipt in February 2014 of an aggregate of approximately $0.8 million in proceeds from the partial exercise of an outstanding warrant to purchase our common stock and the exercise of employee stock options.  Net cash provided by financing activities for the nine months ended September 28, 2013 was primarily the result of (i) net proceeds from our term loan with DBD Credit Funding, LLC of $2.5 million, and (ii) $1.0 million in net proceeds from the sale of 1,098,902 shares of our common stock through a registered public offering, each as described below under the caption “Capital Resources”, partially offset by repayment of bank debt, capital leases and other notes payable of $1.0 million.

Capital Resources

Silicon Valley Bank Credit Agreement

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was amended on July 18, 2013 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

In May 2012, Silicon Valley Bank consolidated our outstanding term loans and extended additional credit, resulting in a combined balance of $3.5 million (the “Consolidated Term Loan”). The Consolidated Term Loan was payable in 36 installments of $97,222, beginning December 2012, with interest at a rate of prime plus 2.50%. Interest was payable monthly from the date of funding through final payoff of the loan. On July 18, 2013, as part of our amendment of the SVB Credit Agreement and following our receipt of additional loan financing obtained through DBD Credit Funding, LLC, as further described below, the term loan and outstanding interest was paid in full. In accordance with the terms of the financing obtained through DBD Credit Funding, LLC, we recorded all amounts due as long-term debt in the accompanying consolidated balance sheet as of December 28, 2013 and recorded $1.5 million as short term and approximately $4.1 million as long term in the accompanying balance sheet as of September 27, 2014.

Prior to the May 2012 amendment, the SVB Credit Agreement contained an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit and other financial services. Amounts outstanding under the overall sublimit reduced the amount available pursuant to the SVB Credit Agreement. As a result of the May 2012 amendment, letters of credit and other financial services were no longer subject to borrowing base sublimits and did not reduce the amount that could be borrowed under the revolving line of credit. The July 18, 2013 amendment requires letters of credit to be secured by cash. At September 27, 2014, letters of credit in the amount of $1.1 million were outstanding.

Following its amendment on July 18, 2013, the SVB Credit Agreement permits the debt financing and security interests contemplated under our Loan Agreement with DBD (described below) and releases certain patents and related assets from the collateral subject to SVB’s security interest under the SVB Credit Agreement. Additionally, pursuant to the SVB Credit Agreement, advances under the revolving line now accrue interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%. The SVB Credit Agreement also relaxed our tangible net worth covenant and waived certain events of default in connection therewith. Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed.  On September 30, 2014, the SVB Credit Agreement was amended again to further modify our tangible net worth covenant and to extend the maturity date of our revolving line under the SVB Credit Agreement to September 29, 2015.

Under the terms of the SVB Credit Agreement, we may draw revolving advances in an aggregate outstanding principal amount of up to the lesser of $5 million and the available borrowing base, subject to reserve amounts. Our borrowing base under the SVB Credit Agreement is 80% of eligible accounts receivable, subject to certain adjustments.

We made no borrowings under the SVB Credit Agreement in the nine months ended September 27, 2014 or the year ended December 28, 2013. At September 27, 2014 and December 28, 2013, we had borrowing availability of approximately $2.5 million and $4.0 million, respectively.

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

February 2014 Public Offering of Common Stock

On February 11, 2014, we completed a registered firm commitment underwritten public offering (the “2014 Offering”) of shares of our common stock. In the 2014 Offering, we issued and sold to Craig-Hallum Capital Group LLC (the “Underwriter”) 8,680,775 shares of common stock at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2014 Offering was $1.30 per share. The net proceeds from the 2014 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Liquidity

We incurred net losses of approximately $9.6 million and $9.2 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.

On February 11, 2014, we completed a registered firm commitment underwritten public offering (the “2014 Offering”) of shares of our common stock. In the 2014 Offering, we issued and sold to Craig-Hallum Capital Group LLC (the “Underwriter”) 8,680,775 shares of common stock pursuant to an underwriting agreement (the “Underwriting Agreement”), dated as of February 6, 2014, by and between us and the Underwriter, at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter’s exercise in full of their option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2014 Offering was $1.30 per share. The net proceeds from the 2014 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On February 3, 2014, we issued 750,000 shares of common stock upon exercise of warrants at a purchase price of $0.89 per share, resulting in proceeds of $667,500.

If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Insufficient working capital could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations. While there is no assurance that we can meet our revenue forecasts, we anticipate that we can continue operations for at least the next twelve months.

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

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended September 27, 2014.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended September 27, 2014, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•                  our inability to develop new or enhanced products that achieve customer or market acceptance in a timely manner, including our HyperCloud ® memory module, our NVvault and Hypervault family of products and our flash-based memory products;

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

For the nine months ended September 27, 2014 and September 28, 2013, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 48% and 32% of total net sales, respectively. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell, and we recognized no NVvault™ sales to Dell in the nine months ended September 27, 2014, as compared to $2.1 million in the nine months ended September 28, 2013. We expect no demand from Dell for our DDR2 NVvault™ during the remainder of 2014. In order to leverage our NVvault™ technology and diversify our customer base, and to secure one or more new key customers other than Dell, we continue to pursue additional qualifications of NVvault™. We also introduced EXPRESSvault™ in March 2011, and we continue to pursue qualification of next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other products such as HyperCloud® and other high-density and high- performance solutions. We may not be successful in expanding our qualifications or in marketing any new or enhanced products. If we are not successful in generating sales of other products, the cessation of sales of NVvault™ products to Dell will significantly reduce our annual revenues and negatively affect our results of operations.

We are subject to risks relating to our focus on developing our HyperCloud® and NVvault™ products and lack of market diversification.

We have historically derived a substantial portion of our net sales from sales of our high performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for a portion of our net sales in the near term, although we may be unable to meet customer demand for our HyperCloud ® or NVvault™ products in future periods if we experience disruptions in the supply of raw materials.  We believe that continued market acceptance of these products or derivative products that incorporate our core memory subsystem technology for use in servers is critical to our success.

We have invested a significant portion of our research and development budget into the design of ASIC and hybrid devices, including the HyperCloud ® memory subsystem, introduced in November 2009, as well as our NVvault family of products. These designs and the products they are incorporated into are subject to increased risks as compared to our legacy products. For example:

•                  we are dependent on a limited number of suppliers for both the DRAM ICs and the ASIC devices that are essential to the functionality of the HyperCloud ® memory subsystem, and we have experienced supply chain disruptions and shortages of DRAM and Flash required to create our HyperCloud, NVvault and Planar X VLP products as a result of business issues that are specific to our suppliers or the industry as a whole;

•                  we may be unable to achieve new qualifications or customer or market acceptance of the HyperCloud ® memory subsystem or other new products, or achieve such acceptance in a timely manner;

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

From time to time, shortages in DRAM ICs and NAND have required some suppliers to limit the supply of their DRAM ICs and NAND. We have experienced supply chain disruptions and shortages of DRAM and Flash required to create our HyperCloud NVvault and Planar X VLP products and we are continually working to secure adequate supplies of DRAM and Flash necessary to fill customers’ orders for our products in a timely manner. If we are unable to obtain a sufficient supply of DRAM ICs or NAND Flash to meet our customers’ requirements, these customers may reduce future orders for our products or not purchase our products at all, which would cause our net sales to decline and harm our operating results. In addition, our reputation could be harmed and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

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

Our prospective customers generally make a significant commitment of resources to test and evaluate our memory subsystems prior to purchasing our products and integrating them into their systems. This extensive qualification process involves rigorous reliability testing and evaluation of our products, which may continue for nine months or longer and is often subject to delays. In addition to qualification of specific products, some of our customers may also require us to undergo a technology qualification if our product designs incorporate innovative technologies that the customer has not previously encountered. Such technology qualifications often take substantially longer than product qualifications and can take over a year to complete. Qualification by a prospective customer does not ensure any sales to that prospective customer. Even after successful qualification and sales of our products to a customer, changes in our products, our manufacturing facilities, our production processes or our component suppliers may require a new qualification process, which may result in additional delays.

In addition, because the qualification process is both product specific and platform specific, our existing customers sometimes require us to re-qualify our products, or to qualify our new products, for use in new platforms or applications. For example, as our OEM customers transition from prior generation architectures to current generation architectures, we must design and qualify new products for use by those customers. In the past, the process of design and qualification has taken up to nine months to complete, during which time our net sales to those customers declined significantly. After our products are qualified, it can take several months before the customer begins production and we begin to generate net sales from such customer.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 18%, 15% and 21% of our net sales in the nine months ended September 27, 2014 were to three of our customers. Approximately 39% and 17% of our nets sales in the nine months ended September 28, 2013 were to two of our customers. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

Our ability to maintain or increase our net sales to our key customers depends on a variety of factors, many of which are beyond our control. These factors include our customers’ continued sales of servers and other computing systems that incorporate our memory subsystems and our customers’ continued incorporation of our products into their systems. Because of these and other factors, net sales to these customers may not continue and the amount of such net sales may not reach or exceed historical levels in any future period. Because these customers account for a substantial portion of our net sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. As we describe in more detail elsewhere in this Report, we have experienced a significant decline in sales of NVvault™ to our key customer, Dell, and we did not have any sales of NVvault™ to Dell during the nine months ended September 27, 2014. This loss of sales to Dell has had a significant impact on our revenues and gross profit.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of September 27, 2014, we had 49 U.S. patents issued and 2 foreign patents granted. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

We maintain a manufacturing facility in the PRC for producing most of our products, which allows us to utilize our materials and processes, protect our intellectual property and develop the technology for manufacturing. A prolonged disruption or material malfunction of, interruption in or the loss of operations at our manufacturing facility, or the failure to maintain a sufficient labor force at such facility, could require us to rely on third parties for our manufacturing needs, which generally increases our manufacturing costs and decreases our profit margins, and could limit our capacity to meet customer demand and delay new product development until a replacement facility and equipment, if necessary, were found. The replacement of the manufacturing facility could take an extended amount of time before manufacturing operations could restart. The potential delays and costs resulting from these steps could have a material adverse effect on our business, financial condition and results of operations.  In July 2014, our PRC facility suffered water damage as a result of heavy rain and floods, which forced us to temporarily halt manufacturing at our PRC facility while necessary repairs or replacements were made to our PRC facility and to certain of our manufacturing equipment.  This incident caused us to incur additional expenses as we shifted our manufacturing activities to a third-party manufacturing facility in the PRC to enable us to mitigate the disruption in shipments to our customers. While we believe we have contained the disruptions we expect that our relationships with our key customers could be materially harmed if we incur additional manufacturing disruptions in the future. We are currently processing this incident as a claim with our insurer. We are unable to provide assurances that similar events will not occur in the future or that we will be able to secure alternative manufacturing capabilities if manufacturing at our PRC facility is disrupted.

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

Since 2009, most of our world-wide manufacturing production has been performed at our manufacturing facility in the People’s Republic of China, or PRC. Language and cultural differences, as well as the geographic distance from our headquarters in Irvine, California, further compound the difficulties of running a manufacturing operation in the PRC. Our management has limited experience in creating or overseeing foreign operations, and the ongoing management of our PRC facility may require our management team to divert substantial amounts of their time, particularly if we encounter operational difficulties or manufacturing disruptions at our PRC facility.  We may not be able to maintain control over product quality, delivery schedules, manufacturing yields and costs. Furthermore, the costs related to having excess capacity have in the past and may in the future continue to have an adverse impact on our gross margins and operating results.

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

Due to the geographic concentration of our manufacturing operations in our PRC facility, and the operations of certain of our suppliers, a disruption resulting from equipment failure, power failures, quality control issues, human error, government intervention or natural disasters, including earthquakes and floods like those that have struck Japan and Thailand, respectively, could interrupt or interfere with our manufacturing operations and consequently harm our business, financial condition and results of operations. Such disruptions would cause significant delays in shipments of our products and adversely affect our operating results.  In July 2014, our PRC facility suffered water damage as a result of heavy rain and floods, which forced us to temporarily halt manufacturing at our PRC facility while necessary repairs or replacements were made to our PRC facility and to certain of our manufacturing equipment.  This incident caused us to incur additional expenses as we shifted our manufacturing activities to a third-party manufacturing facility in the PRC to enable us to mitigate the disruption in shipments to our customers. While we believe we have contained the disruptions we expect that our relationships with our key customers could be materially harmed if we incur additional manufacturing disruptions in the future. We are currently processing this incident as a claim with our insurer. We are unable to provide assurances that similar events will not occur in the future or that we will be able to secure alternative manufacturing capabilities if manufacturing at our PRC facility is disrupted.

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

As of October 31, 2014, approximately 13.9% of our outstanding common stock was held by affiliates, including 13.8% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

3.2	Amended and Restated Bylaws of Netlist, Inc. (incorporated by reference to exhibit number 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

+                                       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2014		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)