Form 10-K
period 2014-12-27
NETLIST INC
filed 2015-03-27
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on The NASDAQ Global Market on June 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $45.4  million. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

Common Stock, par value $0.001 per share

50,347,488 shares outstanding at February 28, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders for 2015  have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Unless the context otherwise requires, references to the “Company,” “Netlist,” “we,” “us” or “our” refer to Netlist, Inc. and its subsidiaries.

The registered trademarks of Netlist, Inc. and its subsidiaries include: HyperCloud® and NVvault™.  Other trademarks used in this Report are the property of their respective owners.

This Annual Report on Form 10-K includes “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements relate to expectations concerning matters that are not historical facts, and are generally identified by words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “may”, “will likely” and similar words or phrases. A forward‑looking statement is neither a prediction nor a guarantee of future events or circumstances, and our actual results could differ materially and adversely from those expressed in any forward‑looking statement.  These forward‑looking statements are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties that are difficult to predict.  Important information regarding factors that could cause actual results to differ materially from such expectations is disclosed in this Report, including, without limitation, information under the caption “Risk Factors”.  These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of HyperVault™, EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of the continued decrease in sales to our key customer; our ability to leverage our NVvault™ and EXPRESSvault™ technology in a more diverse customer base; our need to raise additional capital and our ability to obtain financing; the rapidly-changing nature of technology; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined or reviewed by the United States Patent and Trademark Office (“USPTO”) or the Patent Trial and Appeal Board (“PTAB”); volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the People’s Republic of China (“PRC”).  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date made. Except as required by law, we do not undertake any obligation to revise or update any forward‑looking statements for any reason.

PART I

Item 1.  Business

Overview

We design, manufacture and sell a wide variety of high performance, logic‑based memory subsystems for the global datacenter, storage and high‑performance computing markets. Our memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND”), application‑specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”). We primarily market and sell our products to leading original equipment manufacturer (“OEM”) customers, hyperscale datacenter operators and storage vendors. Our solutions are targeted at applications where memory plays a key role in meeting system performance requirements. We leverage a portfolio of proprietary technologies and design techniques, including combining discrete semiconductor technologies from third parties such as DRAM and NAND flash to function as one, efficient planar design, and alternative packaging techniques to deliver memory subsystems with persistence, high density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. Our NVvault™ product is the first to offer both DRAM and NAND in a standard form factor memory subsystem as a persistent dual‑in line memory module (“DIMM”) in mission critical applications. Our HyperCloud® technology incorporates our patented rank multiplication and load reduction technologies. We also have pending and issued patents covering fundamental aspects of hybrid memory DIMM designs that incorporate combinations of DRAM and/or NAND flash, such as our NVvault™ product.  We are focused on monetizing our patent portfolio through our products business and, where appropriate, through licensing arrangements with third parties that wish to incorporate our patented technologies in their products.

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

As of December 27, 2014, we had 54 U.S. and foreign patents issued and 33 U.S. and foreign patent applications pending. Assuming that they are properly maintained, our patents will expire at various dates between 2022 and 2029. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner also will continue to be important factors in developing and maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our existing patents or pending patent applications.

Litigation & Patent Reexamination

We own numerous patents and continue to enlarge and strengthen our patent portfolios which cover different aspects of our technology innovations with various claim scopes. We plan to generate revenue by selling or licensing our technology, and intend to vigorously enforce our patent rights against infringers. We dedicate substantial resources in protecting our intellectual property, including efforts to defend our patents against challenges made by way of reexamination and review proceedings at the USPTO and PTAB. These activities are likely to continue for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful. We also are subject to litigation claims that we have infringed on the intellectual property of others, against which we intend to defend vigorously.

Our Products

NVvault™ Family

We were the first to develop and market memory subsystems that incorporate both DRAM and NAND in a single NVvault™ persistent DIMM solution. NVvault™ was originally used for mission critical backups during power interruption in Redundant Array of Independent Disks (“RAID”) and main memory. NVvault™ has moved beyond its original application to a variety of other applications, including hyperscale computing for cloud, big data, on-line banking and other real time applications where NVvault™ is also used as a data accelerator. We are working to further enhance the capabilities of our NVvault™ technology in these new applications, and we are also seeking to expand our customer base through the integration of NVvault™ into leading storage motherboards. NVvault™ is incorporated in our EXPRESSvault™ PCIe solution for both acceleration and backup in storage applications.  Our NVvault™ product line consists primarily of battery-free and battery-powered flash backed cache memory subsystems targeting RAID storage, application acceleration and mission critical data integrity. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. Our NVvault™ products have historically been sold primarily to Dell, for incorporation in its PERC 7 server products. Following Intel’s launch of its Romley platform in the first quarter of 2012, we experienced a steady decline in NVvault™ sales to Dell. There were no sales of NVvault™ products to Dell in the year ended December 27, 2014 and sales were $5.5 million in year ended December 28, 2013. We expect no future demand from Dell for our DDR2 NVvault™.  We continue to pursue qualifications with other potential significant customers within the industry and we are currently working to remedy our ongoing supply chain disruptions, however, our efforts to expand our qualifications and manage our supply chain may not result in significant revenues from the sale of NVvault™ family products.

For the years ended December 27, 2014 and December 28, 2013, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 44% and 39% of total net sales, respectively.

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

Proprietary PCB Designs.    We utilize advanced techniques to optimize electronic signal strength and integrity within a PCB. These techniques include the use of 8-layer or 10-layer boards, matching conductive trace lengths, a minimized number of conductive connectors, or vias, and precise load balancing to, among other benefits, help reduce noise and crosstalk between adjacent traces. In addition, our proprietary designs for the precise placement of intra-substrate components allow us to assemble memory subsystems with significantly smaller physical size, enabling OEMs to develop products with smaller footprints for their customers.

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

Customers

During our 2014 fiscal year we primarily marketed and sold our products to leading OEMs in the server, storage and communications markets. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales.  Net sales to our three largest customers, Dell, IBM and Nimble Storage, Inc., represented approximately 20%, 14% and 19% of our net sales in 2014, respectively.  Dell and IBM represented approximately 45% and 15% of our net sales in 2013, respectively. Net sales to some of our OEM customers include memory modules that are qualified by us directly with the OEM customer and sold to electronic manufacturing services providers (“EMSs”), for incorporation into products manufactured exclusively for the OEM customer or, in some instances, to facilitate credit and logistics.  These net sales to EMSs have historically fluctuated period to period as a portion of the total net sales to the OEM customers.  Net sales to Hon Hai Precision Industry Co. Ltd., an EMS operating under the trade name of Foxconn that purchases memory modules from us for incorporation into products manufactured exclusively for Dell, represented approximately 77% and 74% of net sales to Dell for 2014 and 2013, respectively.  Net sales to Kingston Technology, an EMS manufacturer for IBM, represented approximately 46% and 29% of net sales to IBM for 2014 and 2013, respectively. For further information regarding our sales to our OEM customer base, please refer to Note 10 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

We expect that our key customers or other large OEMs will no longer continue to account for a substantial portion of our net sales in 2014 and in the foreseeable future. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell.  For example, we have experienced a significant decline in sales of our NVvault™ sales to Dell following its launch of servers incorporating Intel’s Romley platform.  We expect that after product in the supply chain is consumed, sales of NVvault™ products for incorporation into PERC 7 servers will be minimal.  This reduction in sales is expected to continue to have a significant impact on our revenue and gross profit.

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

For additional information regarding our net sales from external customers by geographic area, refer to Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Manufacturing

We manufacture substantially all of our products at our facility in Suzhou in the People’s Republic of China (the “PRC”). Our advanced engineering and design capabilities, combined with our in-house manufacturing processes, allow us to assemble our memory subsystems reliably and in high volume. Our advanced, customized manufacturing facilities are capable of surface mount assembly, subsystem testing, system‑level burn-in testing, programming, marking, labeling and packaging. At each stage of the production cycle, including product prototyping, qualification sample production and high-volume manufacturing and delivery, we focus on providing our customers with rapid response and short manufacturing turn-around times. Manufacturing cycle times for our products are typically one week or less, and in some cases as few as two days, from receipt of order.

We acquire components and materials such as ASICs, DRAM ICs and NAND directly from integrated circuit manufacturers and assemble them into finished subsystems. We believe that one of our key strengths is the efficient procurement and management of components for our subsystems, which benefits our customers in the form of lower costs and increased product availability. We have a limited number of suppliers, including Arrow Electronics which comprised more than 10% of our total purchases in 2014 and SK Hynix Semiconductor America (“SK Hynix”) and Samsung Semiconductor, Inc. (“Samsung”) each of which comprised more than 10% of our total purchases in 2013. For further information regarding our supplier concentrations, refer to Note 10 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.  We have developed strong supplier relationships with these and other key DRAM IC and NAND manufacturers, which we believe gives us direct and ready access to the critical components that we need for our production activities. We typically qualify our products with our customers using multiple manufacturers of DRAM ICs and NAND. The flexibility to choose from several DRAM IC and NAND providers allows us to minimize product cost and maximize product availability. We schedule production based on purchase order commitments and anticipated orders. We release raw materials to the manufacturing floor by means of an on-line shop floor control system, which allows for internal quality analysis, direct access to inventory information and production floor material tracking. We have a flexible manufacturing workforce which allows us to manage unforecasted demand. In addition, in order to mitigate inventory risks, we have the capability to sell excess quantities of certain component inventories of DRAM ICs and NAND to distributors and other users of memory integrated circuits.

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

We are certified in ISO 9001:2008 Quality Management Systems and ISO 14001:2004 Environmental Management Standards.

Competition

Our products are primarily targeted for the server, high performance computing and communications markets. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs.  We face competition from DRAM suppliers, including SK Hynix, Samsung and Micron for many of our products, including NVvault and HyperCloud®. Our primary competitors for the rest of our product lines are mainly memory module providers such as STEC, SMART Modular Technologies, Inc., AgigA Tech, SanDisk, and Viking Interworks, a division of Sanmina-SCI Corporation.  We also face potential direct or indirect competition from logic suppliers such as Inphi, IDT, Montage, Diablo Technologies and Texas Instruments. As we enter new markets and pursue additional applications for our products, we may face competition from a larger number of competitors that produce solutions utilizing similar or competing technologies.

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

Our engineering staff closely engages with our customers and their engineering teams at early stages in their system development. This collaboration allows our engineers to understand the customer’s system architecture, power budget, operating environment such as air flow and operating temperature and any mechanical constraints. Our engineers use this information to provide guidance and solutions to implement optimum memory subsystems to our customers. An important aspect of our research and development effort is to understand the challenges faced by our customers and provide cost effective solutions that satisfy their requirements by utilizing our industry knowledge, proprietary technologies and technical expertise.

We use advanced design tools in development of our products that allow us to model behavior of a signal trace on our memory modules as well as airflow and thermal profiles of all components in the system. These design tools enable real-time simulation for signal integrity and behavioral modeling of our designs using the Input/Output Buffer Information Specification (“IBIS”) and Simulation Program with Integrated Circuit Emphasis (“SPICE”) models of our suppliers’ components. These simulation tools help us reduce or eliminate electronic signal reflections, clock skews, signal jitter and noise which can reduce system performance and reliability. These efforts allow our engineers to develop optimum thermal solutions for our customer base.

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

Our customers typically do not separately compensate us for design and engineering work involved in developing application‑specific products for them.  Our total expenditures for research and development were approximately $4.8 million and $4.5 million for 2014 and 2013, respectively.

Employees

At December 27, 2014, we had approximately 114 employees (including 79 regular employees and 35 temporary employees). Approximately 35 of the regular employees were located in the U.S., and approximately 44 were located in the PRC. We had 47 employees in operations, 16 employees in research and development, 9 employees in sales and marketing, and 7 employees engaged in other administrative functions. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

General Information

We maintain a website at www.netlist.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We file reports with the Securities and Exchange Commission (“SEC”), and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also contains copies of our corporate governance policy, code of business conduct and ethics, insider trading policy and whistleblower policy, as well as copies of the charters for our audit committee, compensation committee and nominating and corporate governance committee.

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

Risks related to our business

Our operating results have varied significantly in the past and will continue to fluctuate from quarter‑to‑quarter or year‑to‑year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these quarterly and annual fluctuations include the following factors, as well as other factors described elsewhere in this prospectus supplement:

•	adverse developments in litigation we are pursuing for infringement of our intellectual property and potential forfeiture of bonds relating to such developments;

•

disputes regarding intellectual property rights and the possibility of our U.S. patents being reexamined or reviewed by the USPTO and PTAB or our foreign patents being subjected to invalidation proceedings with their respective authorities;

•	the costs and management attention diversion associated with litigation and any appeals we may pursue;

•

general economic conditions, including the possibility of a prolonged period of limited economic growth in the U.S. and Europe; disruptions to the credit and financial markets in the U.S., Europe and elsewhere;

•

our inability to develop new or enhanced products that achieve customer or market acceptance in a timely manner, including our HyperCloud® memory module, our NVvaultTM and Hypervault family of products and our flash‑ based memory products;

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

•

manufacturing inefficiencies associated with the start‑up of new manufacturing operations, new products and initiation of volume production or disruption due to power outages, natural disasters or other factors;

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

Since the inception of our business in 2000, we have only experienced one fiscal year (2006) with profitable results. In order to regain profitability, or to achieve and sustain positive cash flows from operations in the future, we must further reduce operating expenses and/or increase our revenues and gross margins. Although we have in the past engaged in a series of cost reduction actions, and believe that we could reduce our current level of expenses through elimination or reduction of strategic initiatives, such expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve profitability will depend on increased revenue growth from, among other things, our ability to monetize our intellectual property, increased demand for our memory subsystems and related product offerings, as well as our ability to expand into new and emerging markets. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved, on a quarterly or annual basis in the future.

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

We believe our existing cash balances, borrowing availability under our bank credit facility with Silicon Valley Bank (“SVB”), borrowing availability under our loan agreement with Fortress Credit Opportunities I LP (“Fortress”), an affiliate of Fortress Investment Group LLC and successor to DBD Credit Funding LLC, net of cash expected to be used in operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need significant additional capital, which we may seek to raise through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities and patent infringement litigation, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.  If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations.

We do not currently intend to pay dividends on our common stock, and any return to investors is expected to come, if at all, only from potential increases in the price of our common stock.

At the present time, we intend to use available funds to finance our operations. Accordingly, while payment of dividends rests within the discretion of our board of directors, no cash dividends on our common shares have been declared or paid by us and we have no intention of paying any such dividends in the foreseeable future. Any return to investors is expected to come, if at all, only from potential increases in the price of our common stock.

We have incurred a material amount of indebtedness to fund our operations, the terms of which require that we pledge substantially all of our assets as security and that we agree to share certain patent monetization revenues that may accrue in the future.  Our level of indebtedness and the terms of such indebtedness, could adversely affect our operations and liquidity.

We have incurred debt secured by all of our assets under our credit facilities and term loans with Fortress and SVB. Our credit facility with Fortress is secured by a first-priority security interest in our intellectual property assets (other than certain patents and related assets relating to the NVvault™ product line) and a second priority security interest in substantially all of our other assets. Our credit facility with SVB is secured by a first priority security interest in all of our assets other than our intellectual property assets, to which SVB has a second priority security interest. The credit facility with Fortress contains customary representations, warranties and indemnification provisions, as well as affirmative and negative covenants that, among other things restrict our ability to:

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

Concurrently with the execution of the credit facility with Fortress, we entered into a Monetization Letter Agreement (as amended, the “Letter Agreement”), which provides, among other things, that Drawbridge Special Opportunities Fund LP (“Drawbridge”) may be entitled to share in certain monetization revenues that we may derive in the future related to our patent portfolio.  We amended the Letter Agreement on February 17, 2015. Monetization revenues subject to this arrangement include revenues recognized during the seven year term of the Letter Agreement from net amounts actually paid to us or our subsidiaries in connection with any assertion of, agreement not to assert, or license of, our patent portfolio, including revenues arising from litigation. Monetization revenues subject to the arrangement also include the value attributable to our patent portfolio in any sale of the Company during the seven year term, subject to a maximum amount. The Letter Agreement also requires that we use commercially reasonable efforts to pursue opportunities to monetize our patent portfolio during the term of the Letter Agreement, provided that we are under no obligation to pursue any such opportunities that we do not deem to be in our best interest in our reasonable business judgment. Notwithstanding the foregoing, there can be no assurance that we will be successful in these efforts, and we may expend resources in pursuit of monetization revenues that may not result in any benefit to us. Moreover, the revenue sharing obligation will reduce the benefit we receive from any monetization transactions, which could adversely affect our operating results and would reduce the amounts payable to our stockholders in the event of a sale transaction.

Our revenues and results of operations have been substantially dependent on NVvault™ and we may be unable to replace revenue lost from the rapid decline in prior generation NVvault™ sales to Dell.

For the fiscal years ended December 27, 2014 and December 28, 2013, our NVvault™ non‑volatile RDIMM used in cache‑protection and data logging applications, including our NVvault™ battery‑free, the flash‑based cache system, accounted for approximately 44% and 39% of total net sales, respectively. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell, and we recognized no NVvault™ sales to Dell in the fiscal year ended December 27, 2014, as compared to $5.5 million in the year ended December 28, 2013. We expect no future demand from Dell for our DDR2 NVvault™. In order to leverage our NVvault™ technology and diversify our customer base, and to secure one or more new key customers other than Dell, we continue to pursue additional qualifications of NVvault™ with other OEMs and to target customer applications such as online transaction processing (“OLTP”), virtualization, big data analytics, high speed transaction processing, high performance database, and in‑memory database applications. We also introduced EXPRESSvault™ in March 2011, and we continue to pursue qualification of next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other products such as HyperCloud® and HyperVault and other high‑density and high-performance solutions. HyperVault is still under development and may require substantial additional investment. We may not be successful in expanding our qualifications or in marketing any new or enhanced products.

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

We have invested a significant portion of our research and development budget into the design of ASIC and hybrid devices, including the HyperCloud® memory subsystem, introduced in November 2009, as well as our NVvault family of products. These designs and the products they are incorporated into are subject to increased risks as compared to our legacy products. For example:

•

we are dependent on a limited number of suppliers for both the DRAM ICs and the ASIC devices that are essential to the functionality of the HyperCloud® memory subsystem, and we have experienced supply chain disruptions and shortages of DRAM and flash required to create our HyperCloud®, NVvault and Planar X VLP products as a result of business issues that are specific to our suppliers or the industry as a whole;

•	we may be unable to achieve new qualifications or customer or market acceptance of the HyperCloud® memory subsystem or other new products, or achieve such acceptance in a timely manner;

•	the HyperCloud® memory subsystem or other new products may contain currently undiscovered flaws, the correction of which would result in increased costs and time to market; and

•

we are required to demonstrate the quality and reliability of the HyperCloud® memory subsystem or other new products to our customers, and are required to qualify these new products with our customers, which requires a significant investment of time and resources prior to the receipt of any revenue from such customers.

We experienced a longer qualification cycle than anticipated with our HyperCloud® memory subsystems, and as a result, we have not generated significant HyperCloud® product revenues to date relative to our investment in the product. We entered into collaborative agreements with both IBM and HP pursuant to which these OEMs qualified the 16GB and 32GB versions of HyperCloud® for use with their products. While we and each of the OEMs committed financial and other resources toward the collaboration, the efforts undertaken with each of these collaborative agreements have not resulted in significant product margins for us to date relative to our investment in developing and marketing these products. We must secure an adequate supply of DRAM in order to continue to sell our HyperCloud® product in future periods and, even assuming we are successful in maintaining an adequate supply, we cannot provide any assurances that we will achieve sufficient revenues or margins from our HyperCloud® products.

Additionally, if the demand for servers deteriorates or if the demand for our products to be incorporated in servers declines, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target markets. We may not be able to achieve this diversification, and our inability to do so may adversely affect our business.

We use a small number of custom ASIC, DRAM ICs and NAND suppliers and are subject to risks of disruption in the supply of custom ASIC, DRAM ICs and NAND.

Our ability to fulfill customer orders or produce qualification samples is dependent on a sufficient supply of DRAM ICs and NAND, which are essential components of our memory subsystems. We are also dependent on a sufficient supply of custom ASIC devices to produce our HyperCloud® memory modules. There are a relatively small number of suppliers of DRAM ICs and NAND, and we purchase from only a subset of these suppliers. We have no long‑term DRAM or NAND supply contracts.

From time to time, shortages in DRAM ICs and NAND have required some suppliers to limit the supply of their DRAM ICs and NAND. We have experienced supply chain disruptions and shortages of DRAM and flash required to create our HyperCloud®, NVvault and Planar X VLP products, and we are continually working to secure adequate supplies of DRAM and flash necessary to fill customers’ orders for our products in a timely manner. If we are unable to obtain a sufficient supply of DRAM ICs or NAND flash to meet our customers’ requirements, these customers may reduce future orders for our products or not purchase our products at all, which would cause our net sales to decline and harm our operating results. In addition, our reputation could be harmed and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

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

Likewise, when our memory and NAND flash component vendors discontinue production of components, it may be necessary for us to design and qualify new products for our customers. Such customers may require of us or we may decide to purchase an estimated quantity of discontinued memory components necessary to ensure a steady supply of existing products until products with new components can be qualified. Purchases of this nature may affect our liquidity. Additionally, our estimation of quantities required during the transition may be incorrect, which could adversely impact our results of operations through lost revenue opportunities or charges related to excess and obsolete inventory.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 20%, 14% and 19% of our net sales in the fiscal year ended December 27, 2014 were to three of our customers. Approximately 45% and 15% of our nets sales in the fiscal year ended December 28, 2013 were to two of our customers. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

Our ability to maintain or increase our net sales to our key customers depends on a variety of factors, many of which are beyond our control. These factors include our customers’ continued sales of servers and other computing systems that incorporate our memory subsystems and our customers’ continued incorporation of our products into their systems. Because of these and other factors, net sales to these customers may not continue and the amount of such net sales may not reach or exceed historical levels in any future period. Because these customers account for a substantial portion of our net sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. As we describe in more detail elsewhere in this Report, we have experienced a significant decline in sales of NVvault™ to our key customer, Dell, and we did not have any sales of NVvault™ to Dell during the fiscal year ended December 27, 2014. This loss of sales to Dell has had a significant impact on our revenues and gross profit.

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

We participate in a highly competitive market, and we expect competition to intensify. Many of our competitors have longer operating histories, significantly greater resources and name recognition, a larger base of customers and longer‑standing relationships with customers and suppliers than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion and sale of products and are better positioned than we are to influence customer acceptance of their products over our products. These competitors also may be able to respond better to new or emerging technologies or standards and may be able to deliver products with comparable or superior performance at a lower price. For these reasons, we may not be able to compete successfully against these competitors. We also expect to face competition from new and emerging companies that may enter our existing or future markets. These potential competitors may have similar or alternative products which may be less costly or provide additional features.

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

We also face competition from manufacturers of DIMMs operating on the memory channel that employ NAND flash either alone or in combination with DRAM. For example, manufacturers such as Micron, AgigA Tech, Smart Modular, Viking, and SK Hynix offer NVDIMM products that compete with our NVvault™ NVDIMM. The ULLtraDIMM product manufactured by SanDisk also uses NAND flash on the memory channel and competes with NVDIMMs from Netlist and other manufacturers. NVDIMMs and the ULLtraDIMM will also compete with our future products that combine DRAM and NAND flash on the memory channel, such as our HyperVault™ product.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of December 27, 2014, we had 54 U.S. and foreign patents issued and over 34 pending applications worldwide. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

It is possible that our efforts to protect our intellectual property rights may not:

•	prevent challenges to, or the invalidation or circumvention of, our existing intellectual property rights;

•	prevent our competitors from independently developing similar products, duplicating our products or designing around any patents that may be issued to us;

•	prevent disputes with third parties regarding ownership of our intellectual property rights;

•	prevent disclosure of our trade secrets and know‑how to third parties or into the public domain;

•	result in valid patents, including international patents, from any of our pending or future applications; or

•	otherwise adequately protect our intellectual property rights.

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

If some or all of the claims in our patent applications are not allowed, or if any of our intellectual property protections are limited in scope by the USPTO or our foreign patents being subjected to invalidation proceedings with their respective authorities, or by a court or circumvented by others, we could face increased competition with regard to our products and be unable to execute on our strategy of monetizing our intellectual property. Increased competition or an inability to monetize our intellectual property could significantly harm our business, our operating results and prospects. Currently five of our patents are the subject of inter partes reexamination proceedings with the USPTO, or appeals therefrom, and we cannot assure you that any of these proceedings will result in an outcome favorable to us.

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

There is a limited pool of experienced technical personnel that we can draw upon to meet our hiring needs. As a result, a number of our existing employees have worked for our existing or potential competitors at some point during their careers, and we anticipate that a number of our future employees will have similar work histories. In the past, some of these competitors have claimed that our employees misappropriated their trade secrets or violated non‑competition or non‑solicitation agreements. Some of our competitors may threaten or bring legal action involving similar claims against us or our existing employees or make such claims in the future to prevent us from hiring qualified candidates. Lawsuits of this type may be brought, even if there is no merit to the claim, simply as a strategy to drain our financial resources and divert management’s attention away from our business.

Our business strategy also includes litigating claims against others, including our competitors, customers and former employees, to enforce our intellectual property, contractual and commercial rights including, in particular, our trade secrets, as well as to challenge the validity and scope of the proprietary rights of others. We could become subject to counterclaims or countersuits against us as a result of this litigation. Moreover, any legal disputes with customers could cause them to cease buying or using our products or delay their purchase of our products and could substantially damage our relationship with them.

Any litigation, regardless of its outcome, would be time consuming and costly to resolve, divert our management’s time and attention and negatively impact our results of operations. We cannot assure you that current or future infringement claims by or against third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions or claims will not materially adversely affect our business, financial condition or results of operations.

As a result of the unfavorable outcome in connection with the litigation against Diablo Technologies, Inc., for controller chips used by SanDisk Corporation in its high‑speed ULLtraDIMM SSD product line, we may expend significant resources to pursue an appeal in the case, which may not be resolved in a timely manner nor yield a more favorable outcome. Moreover, the expenses associated with the matter, including the bond that may now be subject to forfeiture, may materially adversely affect our financial condition and operating results.

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

Adverse changes in domestic and global economic and political conditions have made it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they have caused and could continue to cause U.S. and foreign businesses to slow spending on our products and services, which would further delay and lengthen sales cycles. In addition, sales of our products are dependent upon demand in the computing, networking, communications, printer, storage and industrial markets. These markets have been cyclical and are characterized by wide fluctuations in product supply and demand. These markets have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles, reductions in technology spending and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and the erosion of average selling prices and may result in reduced willingness of potential licensees to enter into license agreement with us.

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

We maintain a manufacturing facility in the PRC for producing most of our products, which allows us to utilize our materials and processes, protect our intellectual property and develop the technology for manufacturing. A prolonged disruption or material malfunction of, interruption in or the loss of operations at our manufacturing facility, or the failure to maintain a sufficient labor force at such facility, could require us to rely on third parties for our manufacturing needs, which generally increases our manufacturing costs and decreases our profit margins, and could limit our capacity to meet customer demand and delay new product development until a replacement facility and equipment, if necessary, were found. The replacement of the manufacturing facility could take an extended amount of time before manufacturing operations could restart. The potential delays and costs resulting from these steps could have a material adverse effect on our business, financial condition and results of operations.  In July 2014, our PRC facility suffered water damage as a result of heavy rain and floods, which forced us to temporarily halt manufacturing at our PRC facility while necessary repairs or replacements were made to our PRC facility and to certain of our manufacturing equipment.  This incident caused us to incur additional expenses as we shifted our manufacturing activities to a third-party manufacturing facility in the PRC to enable us to mitigate the disruption in shipments to our customers. While we believe we have contained the disruptions we expect that our relationships with our key customers could be materially harmed if we incur additional manufacturing disruptions in the future. We are currently processing this incident as a claim with our insurer but there can be no assurance that we will recover our losses from our insurer. We are unable to provide assurances that similar events will not occur in the future or that we will be able to secure alternative manufacturing capabilities if manufacturing at our PRC facility is disrupted.

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

Although we generally attempt to contractually limit our exposure to incidental and consequential damages, if these contract provisions are not enforced or are unenforceable or if liabilities arise that are not effectively limited, we could incur substantial costs in defending or settling product liability claims.

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

Difficulties with our global information technology systems, and/or unauthorized access to such systems, could harm our business.

Any failure or malfunctioning of our global information technology system, errors or misuse by system users, difficulties in migrating standalone systems to our centralized systems, or inadequacy of the system in addressing the needs of our operations, could disrupt our ability to timely and accurately manufacture and ship products, which could have a material adverse effect on our business, financial condition and results of operations.   Any such failure, errors, misuse or inadequacy could also disrupt our ability to timely and accurately process, report and evaluate key operations metrics and key components of our results of operations, financial position and cash flows.  Any such disruptions would likely divert our management and key employees’ attention away from other business matters.  Any disruptions or difficulties that may occur in connection with our global information technology system could also adversely affect our ability to complete important business process, such as the evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

In connection with our daily business transactions, we store data about our business, including certain customer data, on our global information technology systems.  While our systems are designed with security measures to prevent unauthorized access, third parties may gain unauthorized access to our systems.  This unauthorized access could take the form of intentional misconduct by computer hackers, employee error, employee malfeasance or otherwise.  Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information, in order to gain access to our information technology system for the purpose of sabotage, or to access our data, including our and our customers’ intellectual property and other confidential business information.  Because the techniques used to obtain unauthorized access to information technology systems evolve frequently and generally are not recognized until successful, we may be unable to anticipate these techniques or to implement adequate preventative measures.  Any security breach could result in disruption to our business, misappropriation or loss of data, loss of confidence in us by our customers, damage to our reputation, legal liability and a negative impact on our sales.

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

Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

In August 2012, the SEC adopted a rule requiring disclosures of specified minerals, known as conflict materials, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies.  The rule requires companies to verify and disclose whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country.  To comply with this rule, we are required to conduct a reasonable country of origin each year and, depending on the results of that inquiry, we may be required to exercise due diligence on the source and chain of custody of conflict minerals contained in our products.  Such due diligence must conform to a nationally or internationally recognized due diligence framework.  We are required to file a disclosure report with the SEC in May of each year relating to the preceding calendar year.  In addition, commencing with the disclosure report relating to the 2015 calendar year, to the extent that we are required to exercise due diligence on the source and chain of custody of conflict minerals, we will be required to obtain an independent private sector audit of our disclosure report and underlying due diligence measures.

The due diligence activities required to determine the source and chain of custody of minerals contained in our products are time consuming and may result in significant costs.  Due to the size and complexity of our supply chain, we face significant challenges in verifying the origins of the minerals used in our products.  Further, this rule could affect the availability in sufficient quantities and at competitive prices of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten.  There may be only limited number of sources of “conflict-free” minerals, which could result in increased material and component costs, as well as additional costs associated with potential changes to our products, processes or sources of supply.

If we are unable to sufficiently verify the origin of the minerals used in our products through the due diligence measures that we implement, or if we are unable to obtain an audit report each year that concludes that our due diligence measures are in conformity with the criteria set forth in the relevant due diligence framework.  Our reputation could be harmed.  In addition, we may not be able to satisfy customers who require that our products be certified as “conflict-free” which could place us at a competitive disadvantage.

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

We may be unsuccessful in establishing and operating an intellectual property based business.

We do not at this time have an intellectual property (IP)-based licensing business and may never succeed in developing such a business. As we are currently in a products-based business model, we may be unsuccessful in developing an IP-based licensing business.  The establishment of this new business may be more difficult or costly than expected and require additional personnel, investments and may be a significant distraction for management. In connection with our IP-based licensing business, our licenses and royalties revenue may be uncertain from period to period, and we may be unable to attract new licensing customers which would materially and adversely affect our results of operations. Our ability to increase our license revenue will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future IP, as well as our sales and marketing capabilities. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes and the terms of such licenses.

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

As of February 28, 2015, approximately 12.6% of our outstanding common stock was held by affiliates, including 11.3% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation and bylaws, and of Delaware law, could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.

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

Our common stock has been publicly traded since November 2006. The price of our common stock and the trading volume of our shares are volatile and have in the past fluctuated significantly. There can be no assurance as to the prices at which our common stock will trade in the future or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including but not limited to, the following:

•	our operating and financial performance and prospects, including our ability to achieve and sustain profitability in the future;

•	investor perception of us and the industry in which we operate;

•	the availability and level of research coverage of and market making in our common stock;

•	results of litigation;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•

sales of our newly issued common stock or other securities associated with our shelf registration statement declared effective by the SEC on October 18, 2011 and our new registration statement on Form S-3 (Registration No. 333-199446) which we have filed but which has not yet been declared effective by the SEC, or the perception that such sales may occur;

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

Item 3.  Legal Proceedings

The information set forth in the section entitled Litigation and Patent Reexaminations under Note 7 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report is incorporated herein by reference.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on The NASDAQ Global Market under the trading symbol “NLST” on November 30, 2006, and was not publicly traded prior to that date. The following table sets forth the high and low sale prices for our common stock on the NASDAQ Global Market for the periods indicated:

	High	Low

Year Ended December 27, 2014
Fourth Quarter	$1.23	$0.57
Third Quarter	1.59	0.95
Second Quarter	2.15	0.93
First Quarter	2.41	0.70

Year Ended December 28, 2013
Fourth Quarter	$1.05	$0.53
Third Quarter	1.20	0.75
Second Quarter	1.29	0.51
First Quarter	0.87	0.61

As of February 28, 2015 there were approximately 10 holders of record of our shares of common stock.

We entered into a Loan and Security Agreement (“Loan Agreement”), on July 18, 2013, with Fortress Credit Opportunities I LP (the “Lender”), an affiliate of Fortress Investment Group LLC as successor to DBD Credit Funding LLC. In connection with the Loan Agreement, the Company issued to an affiliate of Lender, seven-year warrants (the “Warrants”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at a per share price of $1.00, of which 989,011 shares were exercisable immediately on a cash or cashless basis in whole or in part. Pursuant to the Warrants, (i) 329,670 shares subject to the Warrants would become exercisable upon the achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones”) and (ii) the remaining 329,670 shares subject to the Warrants would become exercisable upon the Company’s receipt of proceeds from the second tranche of the Loan Agreement upon achievement of the IP Monetization Milestones (the “IP Milestone Term Loan”).

On February 17, 2015, we entered into that certain Second Amendment to the Loan Agreement (the “Loan Agreement Amendment”) with Lender. In connection with the Loan Agreement Amendment, we cancelled the Warrants and issued new warrants (the “New Warrants”) in substantially the same form as the Warrants (which were cancelled in connection with the issuance of the New Warrants) other than to remove the restrictions upon exercise contained in the Warrants with respect to an aggregate of 659,340 shares of the Company’s Common Stock thereunder relating to the achievement by the Company of the IP Monetization Milestones and the borrowing by the Company of amounts under the IP Milestone Term Loans.

The Warrants and New Warrants were issued in private placement transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors and stockholders previously approved our Amended and Restated 2000 Equity Incentive Plan and our Amended and Restated 2006 Equity Incentive Plan. Except as listed in the table below, as of December 27, 2014, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of December 27, 2014 with respect to our equity compensation plans:

Number of securities
remaining available for
	Number of securities	Weighted‑average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	7,234,566	$2.40	244,698	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	7,234,566	$2.40	244,698

(1)

Subject to certain adjustments, on December 27, 2014, we currently are able to issue a maximum of 7,805,566 shares of common stock pursuant to awards granted under our Amended and Restated 2006 Equity Incentive Plan. That maximum number will automatically increase on the first day of each calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions.

See Note 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for additional information on equity compensation plans.

Departure of Director

On March 23, 2015, Thomas Lagatta notified the Company that he would not stand for re-election to the Board of Directors at the 2015 Annual Meeting of Stockholders.  Mr. Lagatta will remain on the Board until the date of the Annual Meeting.  Mr. Lagatta’s decision reflects his desire to focus more of his time as CEO of Numecent, Inc. and was not the result of any disagreement regarding the Company’s operations, policies or practices.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of HyperVault, EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of the continued decrease in sales to one of our key customers; our ability to leverage our NVvault™ and EXPRESSvault™ technology into a more diverse customer base; our need to raise additional capital and our ability to obtain financing when necessary; the rapidly-changing nature of technology; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined or reviewed by the USPTO and PTAB; volatility in the pricing of DRAM ICs and NAND; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC.  Other risks and uncertainties are described under the heading “Risk Factors” in Part I, Item IA of this Annual Report on Form 10-K.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We design, manufacture and sell a wide variety of high performance, logic-based memory subsystems for the global datacenter, storage and high-performance computing markets. Our memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”). We primarily market and sell our products to leading original equipment manufacturer (“OEM”) customers, hyperscale datacenter operators and storage vendors.  Our solutions are targeted at applications where memory plays a key role in meeting system performance requirements. We leverage a portfolio of proprietary technologies and design techniques, including combining discrete semiconductor technologies from third parties such as DRAM and NAND flash to function as one, efficient planar design, and alternative packaging techniques to deliver memory subsystems with persistence, high density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. Our NVvault™ product is the first to offer both DRAM and NAND in a standard form factor memory subsystem as a persistent dual-in line memory module (“DIMM”) in mission critical applications.  Our HyperCloud® technology incorporates our patented rank multiplication and load reduction technologies. We also have pending and issued patents covering fundamental aspects of hybrid memory DIMM designs that incorporate combinations of DRAM and/or NAND flash, such as our NVvault™ product.  We are focused on monetizing our patent portfolio through our products business and, where appropriate, through licensing arrangements with third parties that wish to incorporate our patented technologies in their products.

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

Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales. Three customers represented approximately 20%, 14%  and 19% of our net sales in 2014 and two customers represented approximately 45% and 15% of our net sales in 2013.

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

Research and Development.  Research and development expense consists primarily of employee and independent contractor compensation and related costs, stock‑based compensation, non-recurring engineering fees, computer‑aided design software licenses, reference design development costs,  depreciation or rental of evaluation equipment, and occupancy and other allocated overhead costs. Also included in research and development expense are the costs of material and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process. Our customers typically do not separately compensate us for design and engineering work involved in developing application‑specific products for them. All research and development costs are expensed as incurred.  We anticipate that research and development expenditures will increase in future periods as we seek to expand new product opportunities, increase our activities related to new and emerging markets and continue to develop additional proprietary technologies.

Intellectual Property Legal Fees. Intellectual Property Legal Fees consists of legal fees incurred for patent filings and protection. We anticipate that intellectual property legal fees will increase in future periods as we seek to protect our patent portfolio.

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

Provision for Income Taxes. The federal statutory rate was 35% for fiscal year 2014 and 2013.  Our effective tax rate differs from the statutory rate due to the company providing a full valuation allowance against net deferred tax assets, and accordingly did not recognize an income tax benefit related to losses incurred.

Recent Developments

Public Offering of Common Stock

On February 24, 2015, we completed a registered firm commitment underwritten public offering (“2015 Offering”) of shares of our common stock. In the 2015 Offering, we issued and sold to Craig-Hallum Capital Group LLC (the “Underwriter”) 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between us and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of common stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Amendments to Loan Agreement and Monetization Letter Agreement

On February 17, 2015, we entered into that certain Second Amendment to Loan and Security Agreement with Fortress Credit Opportunities I LP (the “Lender”), an affiliate of Fortress Investment Group LLC and successor to DBD Credit Funding LLC (the “Loan Agreement Amendment”). The Loan Agreement Amendment amended certain terms of that certain Loan and Security Agreement, dated as of July 18, 2013, by and between us and the Lender (as amended, the “Loan Agreement”), which provides for certain tranched term loans and revolving loans from the Lender to us. Among other things, the Loan Agreement Amendment (1) removes conditions to the availability of the second tranche of term loans under the Loan Agreement (the “IP Milestone Term Loans”) which previously required us to achieve certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones”) and (2) required the Lender to lend us all amounts under the IP Milestone Term Loans on February 17, 2015. In connection with the Loan Agreement Amendment, we paid a facility fee of $60,000 to the Lender and an amendment and restructuring fee equal to $20,000. We are obligated to annually pay to the Lender a fully earned, non-refundable management and monitoring fee of $20,000.

Concurrent with the execution of the Loan Agreement Amendment, (1) we and Drawbridge Special Opportunities Fund LP, a Delaware limited partnership and an affiliate of the Lender (“Drawbridge”), entered into that certain First Amendment to Monetization Letter Agreement (the “Letter Agreement Amendment”) and (2) we issued to Drawbridge a new warrant certificate (the “New Warrant Certificate”) in replacement of the original warrant certificate (the “Original Warrant Certificate”) we previously issued to Drawbridge on July 18, 2013 in connection with the execution of the Loan Agreement. The Letter Agreement Amendment amends certain terms of that certain Monetization Letter Agreement, dated as of July 18, 2013, with Drawbridge (the “Letter Agreement”), which provides, subject to certain limitations and restrictions, that Drawbridge may be entitled to share in certain of our monetization revenues related to our patent portfolio (“Patent Monetization Revenues”). The Letter Agreement Amendment (1) adds certain

patents relating to our NVvaultTM    product line to the patent portfolio from which Patent Monetization Revenues can be derived, (2) subject to certain limitations and restrictions, allows Drawbridge to share in Patent Monetization Revenues arising in connection with certain litigation and (3) modifies the percentages and maximum amounts that Drawbridge may be entitled to under the Letter Agreement with respect to Patent Monetization Revenues. The New Warrant Certificate is in substantially the same form as the Original Warrant Certificate (which was cancelled in connection with the issuance of the New Warrant Certificate) other than to remove the restrictions upon exercise contained in the Original Warrant Certificate with respect to an aggregate of 659,340 shares of our Common Stock under the Original Warrant Certificate relating to our achieving the IP Monetization Milestones and our borrowing of amounts under the IP Milestone Term Loans.

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

We generally use customer purchase orders and/or contracts as evidence of an arrangement. Delivery occurs when goods are shipped for customers with FOB Shipping Point terms and upon receipt for customers with FOB Destination terms, at which time title and risk of loss transfer to the customer. Shipping documents are used to verify delivery and customer acceptance. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess component inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. We offer a standard product warranty to our customers and have no other post-shipment obligations. We assess collectability based on the creditworthiness of the customer as determined by credit checks and evaluations, as well as the customer’s payment history.

All amounts billed to customers related to shipping and handling are classified as net sales, while all costs incurred by us for shipping and handling are classified as cost of sales.

Fair Value of Financial Instruments.    Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments.  The fair value of our cash equivalents is determined based on quoted prices in active markets for identical assets or Level 1 inputs. We recognize transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

Allowance for Doubtful Accounts.    We perform credit evaluations of our customers’ financial condition and limit the amount of credit extended to our customers as deemed necessary, but generally require no collateral. We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount that we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and our historical experience. Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted.  Generally, our credit losses have been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience credit loss rates similar to those we have experienced in the past.

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

Warranty Reserve.  We offer product warranties generally ranging from one to three years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. Warranties are not offered on sales of excess inventory. Our estimates for warranty‑related costs are recorded at the time of sale based on historical and estimated future product return rates and expected repair or replacement costs. While such costs have historically been consistent between periods and within our expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on us, requiring additional warranty reserves, and adversely affecting our gross profit and gross margins.

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

Income Taxes.  Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the condensed consolidated financial statements, calculated at enacted tax rates for expected periods of realization. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Because we have operated at a loss for an extended period of time, we did not recognize deferred tax assets related to losses incurred in 2014 or 2013.  In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record an income tax benefit or a reduction to income tax expense in the period of such realization.

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

Interest expense. Interest expense consists primarily of interest associated with our loan agreement with Fortress, an affiliate of Fortress Investment Group LLC and successor DBD Credit Funding, LLC, including fees related to the term loans, accretion of debt discount and amortization of debt issuance costs.  We recognize accretion of debt discount and amortization of interest costs using the effective interest method.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the years indicated:

	Year Ended
	December 27,	December 28,
	2014	2013

Net sales	100%	100%
Cost of sales	79	87
Gross profit	21	13
Operating expenses:
Research and development	25	20
Intellectual property legal fees	32	9
Selling, general and administrative	35	27
Total operating expenses	93	56
Operating loss	(72)	(43)
Other expense, net:
Interest expense, net	(8)	(4)
Other income, net	-	-
Total other expense, net	(8)	(4)
Loss before provision for income tax	(80)	(47)
Provision for income taxes	-	-
Net loss	(80)%	(47)%

Year Ended December 27, 2014 Compared to the Year Ended December 28, 2013 Net Sales, Cost of Sales and Gross Profit.

The following table presents net sales, cost of sales and gross profit for the years ended December 27, 2014 and December 28, 2013 (in thousands, except percentages):

	Year Ended
	December 27,	December 28,		%
	2014	2013	Change	Change

Net sales	$19,195	$23,048	$(3,853)	(17)%
Cost of sales	15,231	19,943	(4,712)	(24)%
Gross profit	$3,964	$3,105	$859	28%
Gross margin	20.7%	13.5%	7.2%

Net Sales.  The decrease in net sales for 2014 as compared with 2013 resulted primarily from decreases of approximately (i) $3.2 million in sales of NVvault™ non-volatile cache systems to Dell, (ii) $2.2 million of PERC sales to Dell, (iii) $2.0 million of VLP sales (iv) $0.8 million in sales of Planar X and (v) $0.7  million of flash sales. These decreases were partially offset by an increase of $4.9 million in sales of NVvault™ and EXPRESSvault™ sales to customers other than Dell.

Approximately 61% of our NVvault™ sales were made to Dell in 2013. Since Intel’s launch of its Romley platform in the first quarter of 2012, we experienced a rapid decline in DDR2 NVvault™ sales to Dell. We expect that future sales of NVvault™ products for incorporation into PERC 7 servers will be minimal.  This reduction in sales has had a significant impact on our revenue and gross profit.  We expect an increasing percentage of our revenue to come from sales of DDR3 NVvault, EXPRESSvault™ and flash to a more diverse customer base.

Gross Profit and Gross Margin.    The increase in gross profits for 2014 as compared to 2013 is primarily the result of a change in our product mix, as we experienced increased sales of NVvault™ (a relatively higher margin product) to customers other than Dell in the fiscal year ended December 27, 2014.

Research and Development.

The following table presents research and development expenses for the years ended December 27, 2014 and December 28, 2013 (in thousands, except percentages):

	Year Ended
	December 27,	December 28,		%
	2014	2013	Change	Change

Research and development	$4,835	$4,568	$267	6%

The increase in research and development expense for 2014 as compared to 2013 resulted primarily from increases of $0.4 million in professional and outside services partially offset by a decrease of approximately $0.1 million in headcount costs and related overhead and travel expenses.

Intellectual Property Legal Fees.

The following table presents intellectual property legal fees for the years ended December 27, 2014 and December 28, 2013 (in thousands, except percentages):

	Year Ended
	December 27,	December 28,		%
	2014	2013	Change	Change

Intellectual property legal fees	$6,138	$2,115	$4,023	190%

The increase in intellectual property legal fees for 2014 as compared to 2013 resulted from increase in legal fees incurred to protect our intellectual property.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the years ended December 27, 2014 and December 28, 2013 (in thousands, except percentages):

	Year Ended
	December 27,	December 28,		%
	2014	2013	Change	Change

Selling, general and administrative	$6,796	$6,267	$529	8%

Selling, general and administrative expenses increased by approximately $0.5 million in 2014 as compared to 2013.  These increases were primarily due to an increase of $0.7 million in headcount costs, commissions and related overhead and travel expenses offset by decreases of (i) $0.1 million in advertising and product evaluation expenses and (ii) $0.1 million primarily related to outside consultants and sales representatives.

Other Expense, Net.

The following table presents other expense, net for the years ended December 27, 2014 and December 28, 2013 (in thousands, except percentages):

	Year Ended
	December 27,	December 28,		%
	2014	2013	Change	Change

Interest expense, net	$(1,574)	$(932)	$(642)	69%
Other income, net	-	20	(20)	(100)%
Total other expense, net	$(1,574)	$(912)	$(662)	73%

The increases in interest expense for 2014 as compared to 2013 is primarily due to twelve months of interest expense on the outstanding principal balances in 2014 versus six months in 2013 along with the amortization of debt discount and debt issuance costs associated with our term debt pursuant to our loan agreement with Fortress Credit Opportunities I LP (“Fortress”) as successor to DBD Credit Funding, LLC, which we received on July 18, 2013.

Income Tax Provision.

The following table presents the provision for income taxes for the years ended December 27, 2014 and December 28, 2013 (in thousands, except percentages):

Year Ended
December 27,	December 28,		%
2014	2013	Change	Change

$2	$9	$(7)	(78)%

The federal statutory rate was 35% for 2014 and 2013.  In both 2014 and 2013, we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carry-forwards.  In 2014 and 2013, our effective tax rate differed from the 35% statutory rate primarily due to the valuation allowance on newly generated loss carry-forwards.  For further discussion see Note 6 to the Consolidated Financial Statements included in Part IV, Item 15 of this Report.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit and term loans under our bank credit facility and capitalized lease obligations.

Working Capital and Cash and Cash Equivalents.

The following table presents working capital and cash and cash equivalents (in thousands):

	December 27,	December 28,
	2014	2013
Working capital	$7,907	$10,647
Cash and cash equivalents(1)	$11,040	$6,701

(1)	Included in working capital

Our working capital decreased in 2014 primarily as a result of reductions of (i) accounts receivable of approximately $3.8 million and (ii) inventory levels by approximately $0.7 million offset by (i) the increase in the current portion of long term debt of $2.2 million and (ii) an increase of cash and cash equivalents and restricted cash of $4.0 million.

As a result of the completion of the 2015 Offering described above, and the receipt of net proceeds of approximately $10.4 million, our working capital as of the date of this Annual Report is materially higher than it was as of December 27, 2014.

Cash Provided and Used in the Years Ended December 27, 2014 and December 28, 2013.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended
	December 27,	December 28,
	2014	2013

Net cash provided by (used in):
Operating activities	$(6,401)	$(4,021)
Investing activities	(138)	330
Financing activities	10,878	2,637
Net change in cash and cash equivalents	$4,339	$(1,054)

Operating Activities.  Net cash used in operating activities for the year ended December 27, 2014 was primarily the result of a net loss of approximately $15.4 million offset by  (i) approximately $5.0 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable, restricted cash, accounts payable, accrued payroll and related liabilities and inventory and (ii) approximately $4.0 million in net non-cash operating expenses, mainly comprised of depreciation and amortization, amortization of debt discount and debt issuance costs and stock-based compensation.

Net cash used in operating activities for the year ended December 28, 2013 was primarily the result of a net loss of approximately $10.8 million offset by (i) approximately $3.1 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable, restricted cash, accounts payable, accrued payroll and related liabilities and inventory and (ii) approximately $3.7 million in net non-cash operating expenses, mainly comprised of depreciation and amortization, amortization of debt discount and debt issuance costs, capitalized payment in kind interest and stock-based compensation.

Accounts receivable decreased by approximately $3.8 million at December 27, 2014, compared with December 28, 2013, primarily as a result of a  decrease in our net sales of $5.2 million in the fourth quarter of 2014 as compared with the fourth quarter of 2013.

Inventories decreased by approximately $0.7 million, primarily because we utilized inventory on hand to support our sales.

Investing Activities.    Net cash used in investing activities for the year ended December 27, 2014 was primarily the result of the purchase of $0.1 million of property and equipment. Net cash provided by investing activities for the year ended December 28, 2013 was primarily the result of our sale of an auction rate security resulting in proceeds of $0.4 million.

Financing Activities.

Net cash provided by financing activities for the year ended December 27, 2014 was primarily the result of our February 2014 Public Offering, which raised net proceeds of approximately $10.3 million and our receipt of an aggregate of approximately $0.8 million in proceeds from the partial exercise of an outstanding warrant for the purchase of our common stock and the exercise of employee stock options in February 2014.

Net cash provided by financing activities for the year ended December 28, 2013 was primarily the result of (i) net proceeds from a term loan with Fortress of $2.5 million, described below under the caption Capital Resources and (ii) $1.2 million in net proceeds from the sale of 1,098,902 shares of our common stock through a registered public offering, described below under the caption Capital Resources, offset by repayment of bank debt, capital leases and other notes payable of $1.0 million.

Capital Resources.

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was most recently amended on July 18, 2013 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

In May 2012, Silicon Valley Bank consolidated our outstanding term loans and extended additional credit, resulting in a combined balance of $3.5 million (the “Consolidated Term Loan”). The Consolidated Term Loan was payable in 36 installments of $97,222, beginning December 2012, with interest at a rate of prime plus 2.50%. Interest was payable monthly from the date of funding through final payoff of the loan.  On July 18, 2013, as part of our amendment of the SVB Credit Agreement and following our receipt of additional loan financing obtained through Fortress Credit Opportunities I LP as successor to DBD Credit Funding, LLC, as further described below, the term loan and outstanding interest was paid in full.

Prior to the May 2012 amendment, the SVB Credit Agreement contained an overall sublimit of $10.0 million to collateralize our contingent obligations under letters of credit and other financial services. Amounts outstanding under the overall sublimit reduced the amount available pursuant to the SVB Credit Agreement. As a result of the May  2012 amendment, letters of credit and other financial services were no longer subject to borrowing base sublimits and did not reduce the amount that could be borrowed under the revolving line of credit. The July 18, 2013 amendment requires letters of credit to be secured by cash. At December 27, 2014, letters of credit in the amount of $0.7 million were outstanding.

Following its amendment on July 18, 2013, the SVB Credit Agreement permits the debt financing and security interests contemplated under our Loan Agreement with Fortress (described below) and releases certain patents and related assets from the collateral subject to SVB’s security interest under the SVB Credit Agreement. Additionally, pursuant to the SVB Credit Agreement, advances under the revolving line now accrue interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%. The SVB Credit Agreement also relaxed our tangible net worth covenant and waived certain events of default in connection therewith. Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed.  On September 30, 2014, the SVB Credit Agreement was amended again to further modify our tangible net worth covenant and to extend the maturity date of our revolving line under the SVB Credit Agreement to September 29, 2015.

We made no borrowings under the Silicon Valley Bank line of credit in the years ended December 27, 2014 and December 27, 2013.  At December 27, 2014 and December 28, 2013 we had borrowing availability of approximately $0.9 million and $4.0 million, respectively.

Loan Agreement with Fortress Credit Opportunities I LP

Concurrent with our amendment of the SVB Credit Agreement, on July 18, 2013, we entered into a loan and security agreement (as amended, the “Loan Agreement”), with Fortress Credit Opportunities I LP, a Delaware limited liability company (“Fortress”), as successor to DBD Credit Funding  LLC, providing for up to $10 million in term loans and up to $5 million in revolving loans.  The term loans are available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans are available at Fortress’s discretion and subject to customary conditions precedent.  The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay our existing consolidated term loan with Silicon Valley Bank. The remainder of such funds are available to fund our ongoing working capital needs. On February 17, 2015, we amended the Loan Agreement to accelerate the availability of the term loan and we borrowed the remaining $4 million in term loans.

The loans bear interest at a stated fixed rate of 11.0% per annum.  Until the last business day of February 2015, the payments on the term loans are interest-only at a cash rate of 7.0% per annum and a payment-in-kind deferred cash interest rate of 4.0%, which payment-in-kind interest is capitalized semi-annually, beginning with December 31, 2013.  Beginning with the last business day of February 2015, the term loans are amortized with 65% of the principal amount due in equal monthly installments over the following seventeen (17) months with a balloon payment equal to 35% of the remaining principal amount of the term loans, plus accrued interest, being payable on July 18, 2016 (the "Maturity Date").  Term loan payments, including the $4 million borrowed on February 17, 2015, of approximately $370,000 are due monthly through June 18, 2016, with the remaining amount of approximately $4.3 million due on July 18, 2016.

Monetization Letter Agreement

Concurrently with the execution of the Loan Agreement, the Company and Drawbridge Special Opportunities Fund LP (“Drawbridge”) entered into a Monetization Letter Agreement (as amended, the “Letter Agreement”).  In connection with the amendment to the Loan Agreement, we also amended the Letter Agreement on February 17, 2015.  The Letter Agreement provides, among other things, that DBD may be entitled to share in certain monetization revenues that we may derive in the future related to our patent portfolio (the “Patent Portfolio”).  The Patent Portfolio does not include certain patents relating to the NVvault™ product line.  Monetization revenues subject to this arrangement include revenues recognized during the seven year term of the Letter Agreement from amounts (whether characterized as settlement payments, license fees, royalties, damages, or otherwise) actually paid to us or our subsidiaries in connection with any assertion of, agreement not to assert, or license of, the Patent Portfolio (in whole or in part) either (A) in consideration of the grant of a license or covenant not sue, or other immunity with respect to the Patent Portfolio, or (B) as a damages award with respect to such assertion of the Patent Portfolio, less certain legal fees and expenses (subject to a cap on such fees and expenses).  Monetization revenues also include the value attributable to the Patent Portfolio in any sale of the Company during the seven year term, subject to a maximum amount payable to Drawbridge.  The Letter Agreement also requires that the we use commercially reasonable efforts to pursue opportunities to monetize the Patent Portfolio during the term of the Letter Agreement, provided that we are under no obligation to pursue any such opportunities that we do not deem to be in our best interest.  Notwithstanding the foregoing, there can be no assurance that we will be successful in these efforts, and we may expend resources in pursuit of monetization revenues that may not result in any benefit to us.

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

July 2013 Equity Financing

On July 17, 2013, we entered into a definitive securities purchase agreement for the sale of common stock and warrant for gross proceeds of $1.0 million in a registered public offering securities.  The offering closed on July 19, 2013, and we received net proceeds of approximately $960,000 after deducting commissions and offering costs.  The offering resulted in the issuance of 1,098,902 shares of our common stock and a warrant to purchase up to an aggregate of 1,098,902 shares of our common stock. The warrant is exercisable as of the date of its issuance, has a term of seven years, and an exercise price of $1.00 per share.  The exercise price and the number of warrant shares issuable upon exercise of warrant is subject to adjustment in the event of, among other things, certain transactions our common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of-company transaction).

February 2014 Public Offering of Common Stock

On February 11, 2014, we completed a registered firm commitment underwritten public offering (the “2014 Offering”) of shares of our common stock.  In the 2014 Offering, we issued and sold to Craig-Hallum Capital Group

LLC (the “Underwriter”) 8,680,775 shares of common stock pursuant to an underwriting agreement, dated as of February 6, 2014, by and between the Company and the Underwriter, at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of common stock to cover over-allotments.  The price per share to the public in the 2014 Offering was $1.30 per share.  The net proceeds from the 2014 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

February 2015 Public Offering of Common Stock

On February 24, 2015, we completed a registered firm commitment underwritten public offering of shares of our common stock (the “2015 Offering”). In the 2015 Offering, we issued and sold to the Underwriter 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the Company and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of common stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases continue to be a financing alternative that we expect to pursue in the future.

We believe our existing cash balances (including proceeds from the 2015 Offering), borrowing availability under our new bank credit facility, borrowing availability under the SVB Credit Agreement, net of cash expected to be used in operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Should we need additional capital, we may seek to raise capital through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2014 based on the criteria set forth in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2014.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.  Directors, Executive Officers and Corporate Governance

We incorporate by reference herein the sections entitled “Election Of Directors,” “Board Of Directors; Audit Committee Financial Expert,” “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Concerning our Executive Officers” in our Proxy Statement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.  The information set forth in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5 of this Report is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the section entitled “Transactions with Related Persons” in our Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Auditors, Audit Fees and Auditor Independence” and “Director Independence” in our Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)  All financial statements filed as part of this report.

(a)(2)  Exhibits

3.1

Restated Certificate of Incorporation of Netlist, Inc. (incorporated by reference to exhibit 3.1 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2006)

3.2	Amended and Restated Bylaws of Netlist, Inc. (incorporated by reference to exhibit number 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.1#

Amended and Restated 2000 Equity Incentive Plan of Netlist, Inc. (incorporated by reference to exhibit 10.7 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the SEC on October 23, 2006)

10.2#

Employment Agreement, dated September 5, 2006, by and between Netlist, Inc. and Chun K. Hong (incorporated by reference to exhibit 10.13 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the SEC on September 27, 2006)

10.3#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2010)

10.4#

Form of Restricted Stock Award Agreement issued pursuant to the 2006 Equity Incentive Plan of Netlist, Inc. (incorporated by reference to exhibit 10.2 of the Quarterly Report on Form 10-Q of the registrant filed with the SEC on May 17, 2010)

10.5

Loan and Security Agreement, dated as of October 31, 2009, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.6

Intercompany Subordination Agreement, dated as of October 31, 2009, by and among Silicon Valley Bank, Netlist, Inc., and Netlist Technology Texas, L.P. (incorporated by reference to exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.7

Guarantor Security Agreement entered into as of October 31, 2009, by and between Silicon Valley Bank and Netlist Technology Texas LP (incorporated by reference to exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.8

Intellectual Property Security Agreement entered into as of October 31, 2009 by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.9

Amendment to Loan Documents entered into as of March 24, 2010, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2010)

10.10

Amendment to Loan Documents entered into as of June 30, 2010, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2010)

10.11

Amendment to Loan Documents entered into as of September 30, 2010, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2010)

10.12

Amendment to Loan Documents entered into as of May 11, 2011, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)

10.13

Amendment to Loan Documents entered into as of August 10, 2011, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011)

10.14

Amendment to Loan Documents entered into as of May 14, 2012, by and between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012)

10.15

Forbearance to Loan and Security Agreement, dated March 27, 2013, by and between Netlist, Inc. and Silicon Valley Bank (incorporated by reference to exhibit 10.32 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the SEC on March 29, 2013)

10.16

Loan and Security Agreement, dated July 18, 2013, by and between Netlist, Inc. and DBD Credit Funding LLC (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.17*

Monetization Letter Agreement, dated July 18, 2013, by and between Netlist, Inc. and Drawbridge Special Opportunities Fund LP (incorporated by reference to exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.18

Intellectual Property Security Agreement, dated July 18, 2013, by and between Netlist, Inc. and DBD Credit Funding LLC (incorporated by reference to exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.19

Stock Purchase Warrant, issued by Netlist, Inc. on July 18, 2013 to Drawbridge Special Opportunities Fund LP (incorporated by reference to exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.20

Subordination Agreement, dated July 18, 2013, among Netlist, Inc., Netlist Electronics (Suzhou) Co., Ltd., Netlist HK Limited and DBD Credit Funding LLC (incorporated by reference to exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.21

Amendment to Credit Agreement, dated July 18, 2013, between Netlist, Inc. and Silicon Valley Bank (incorporated by reference to exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.22

Securities Purchase Agreement, dated July 17, 2013, between Netlist, Inc. and the purchaser identified therein (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

10.23

Form of Warrant issued pursuant to the Securities Purchase Agreement, dated July 17, 2013 (incorporated by reference to exhibit 4.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

10.24+	Amendment to Loan Documents, dated September 30, 2014, between Netlist, Inc. and Silicon Valley Bank

14.1+	Code of Business Conduct and Ethics

21.1	Subsidiaries of Netlist, Inc.

23+	Consent of KMJ Corbin & Company LLP

24.1+	Power of Attorney (included on the signature page in this Part IV of this report)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

+	Filed herewith.

#	Management contract or compensatory plan or arrangement.

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

Date:  March 27, 2015

Netlist, Inc.

By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chun K. Hong	President, Chief Executive Officer and
Chun K. Hong	Chairman of the Board (Principal	March 27, 2015
Executive Officer)

/s/ Gail Sasaki	Vice President and Chief Financial
Gail Sasaki	Officer (Principal Financial Officer and	March 27, 2015
Principal Accounting Officer)

/s/ Charles F. Cargile	Director	March 27, 2015
Charles F. Cargile

/s/ Jun S. Cho	Director	March 27, 2015
Jun S. Cho

/s/ Thomas F. Lagatta	Director	March 27, 2015
Thomas F. Lagatta

/s/ Vincent Sheeran	Director	March 27, 2015
Vincent Sheeran

/s/ Blake A. Welcher	Director	March 27, 2015
Blake A. Welcher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Netlist, Inc.

We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the “Company”) as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netlist, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

March 27, 2015

NETLIST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value)

	December 27,	December 28,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$11,040	$6,701
Restricted cash	700	1,100
Accounts receivable, net of allowance for doubtful accounts of $61 (2014) and $72 (2013)	1,091	4,866
Inventories	1,880	2,620
Prepaid expenses and other current assets	988	823
Total current assets	15,699	16,110

Property and equipment, net	393	1,143
Other assets	150	422
Total assets	$16,242	$17,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,957	$3,795
Accrued payroll and related liabilities	710	635
Accrued expenses and other current liabilities	420	533
Accrued engineering charges	500	500
Current portion of long-term debt, net of debt discount	2,205	-
Total current liabilities	7,792	5,463
Long-term debt, net of current portion and debt discount	3,632	5,099
Long-term warranty liability	99	100
Total liabilities	11,523	10,662
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value - 90,000 shares authorized; 41,498 (2014) and 31,776 (2013) shares issued and outstanding	41	31
Additional paid-in capital	117,546	104,469
Accumulated deficit	(112,868)	(97,487)
Total stockholders' equity	4,719	7,013
Total liabilities and stockholders' equity	$16,242	$17,675

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 27,	December 28,
	2014	2013

Net sales	$19,195	$23,048
Cost of sales(1)	15,231	19,943
Gross profit	3,964	3,105
Operating expenses:
Research and development(1)	4,835	4,568
Intellectual property legal fees	6,138	2,115
Selling, general and administrative(1)	6,796	6,267
Total operating expenses	17,769	12,950
Operating loss	(13,805)	(9,845)
Other expense, net:
Interest expense, net	(1,574)	(932)
Other income, net	-	20
Total other expense, net	(1,574)	(912)
Loss before provision for income tax	(15,379)	(10,757)
Provision for income taxes	2	9
Net loss	$(15,381)	$(10,766)

Net loss per common share:
Basic and diluted	$(0.38)	$(0.35)
Weighted-average common shares outstanding:
Basic and diluted	40,304	30,881

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$56	$49
Research and development	726	588
Selling, general and administrative	1,230	1,032

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Series A
	Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 29, 2012	-	-	30,348	$30	$100,403	$(86,721)	$13,712
Stock-based compensation	-	-	-	-	1,669	-	1,669
Exercise of stock options	-	-	118	-	40	-	40
Repurchase of common stock	-	-	(29)	-	(14)	-	(14)
Issuance of common stock, net	-	-	1,339	1	1,156	-	1,157
Estimated relative fair value of common stock warrants			-	-	1,215		1,215
Net loss	-	-	-	-	-	(10,766)	(10,766)
Balance, December 28, 2013	-	-	31,776	31	104,469	(97,487)	7,013
Stock-based compensation	-	-		-	2,012	-	2,012
Exercise of stock options	-	-	303	-	153	-	153
Repurchase of common stock	-	-	(12)	-	(22)	-	(22)
Issuance of common stock, net	-	-	8,681	9	10,267	-	10,276
Exercise of warrant	-	-	750	1	667	-	668
Net loss	-	-		-		(15,381)	(15,381)
Balance, December 27, 2014	-	-	41,498	$41	$117,546	$(112,868)	$4,719

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 27,	December 28,
	2014	2013

Cash flows from operating activities:
Net loss	$(15,381)	$(10,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	882	1,476
Capitalized payment -in- kind interest	251	111
Amortization of debt discount and debt issuance costs	803	366
Realized loss on sale of equipment	6	26
Provision for bad debts	-	25
Stock-based compensation	2,012	1,669
Changes in operating assets and liabilities:
Restricted cash	400	(1,100)
Accounts receivable	3,775	(1,457)
Inventories	740	4,760
Prepaid expenses and other current assets	32	140
Other assets	(44)	358
Accounts payable	162	428
Accrued payroll and related liabilities	75	(149)
Accrued expenses and other current liabilities	(114)	42
Accrued engineering charges	-	50
Net cash used in operating activities	(6,401)	(4,021)
Cash flows from investing activities:
Acquisition of property and equipment	(141)	(119)
Proceeds from sale of equipment	3	34
Proceeds from maturities and sales of investments in marketable securities	-	415
Net cash (used in) provided by investing activities	(138)	330
Cash flows from financing activities:
Proceeds from long- term loan, net of issuance costs	-	2,483
Payments on debt	(197)	(1,029)
Proceeds from public offering, net	10,276	1,157
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	799	26
Net cash provided by financing activities	10,878	2,637
Net change in cash and cash equivalents	4,339	(1,054)
Cash and cash equivalents at beginning of year	6,701	7,755
Cash and cash equivalents at end of year	$11,040	$6,701

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2014

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

Liquidity

The Company incurred net losses of approximately $15.4 million and $10.8 million for the years ended December 27, 2014 and December 28, 2013, respectively.

On February 11, 2014, the Company completed a registered firm commitment underwritten public offering (the “2014 Offering”) of shares of the Company’s common stock. In the 2014 Offering, the Company issued and sold to Craig-Hallum Capital Group LLC (the “Underwriter”) 8,680,775 shares of common stock pursuant to an underwriting agreement, dated as of February 6, 2014, by and between the Company and the Underwriter, at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2014 Offering was $1.30 per share. The net proceeds from the 2014 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On February 3, 2014, the Company issued 750,000 shares of common stock upon exercise of warrants at a purchase price of $0.89 per share, resulting in proceeds to the Company of $667,500.

On February 24, 2015, the Company completed a registered firm commitment underwritten public offering (the “2015 Offering”) of shares of the Company’s common stock. In the 2015 Offering, the Company issued and sold to the Underwriter 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the Company and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Reclassifications

Intellectual property legal fees for the year ended December 28, 2013 are now reported under their own caption, separate from research and development expenses, in the accompanying consolidated statement of operations for the year ended December 28, 2013, in order to conform to the current period presentation.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”).

Principles of Consolidation

The consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31. The 2014 and 2013 fiscal years ended on December 27, 2014 and December 28, 2013, respectively. Fiscal years 2014 and 2013 each consisted of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty.  Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, recoverability of long-lived assets, stock-based transactions and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and the Company’s belief of what could occur in the future considering available information.  The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Restricted Cash

Restricted cash of $0.7 million, as of December 27, 2014, consists of cash to secure three standby letters of credit.  On January 13, 2015, the Company restricted an additional $0.9 million to secure a bond associated with a lawsuit.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and its historical experience. Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted.  Generally, the Company’s credit losses have been within expectations and the provisions established. However, the Company cannot guarantee that it will continue to experience credit loss rates similar to those experienced in the past.

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

The Company’s trade accounts receivable are primarily derived from sales to OEMs in the computer industry. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company believes that the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms, the high level of credit worthiness of its customers (see Note 10), foreign credit insurance and letters of credit issued in its favor.  Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of December 27, 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

Warranty Reserve

The Company offers product warranties generally ranging from one to three years, depending on the product and negotiated terms of any purchase agreements with customers. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. Warranties are not offered on sales of excess component inventory. The Company records an estimate for warranty‑related costs at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs (see Note 3). Such costs have historically been within management’s expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty reserves, and could adversely affect the Company’s gross profit and gross margins.

Stock‑Based Compensation

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

The estimated fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of the Company’s common stock option awards.  The expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option.  This calculation is based on the safe harbor method permitted by the SEC in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available.  The expected volatility is based on the historical volatility of the Company’s common stock.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company’s history and management’s expectation regarding dividend payouts.  The Company evaluates the assumptions used to value their common stock awards on a quarterly basis.  If factors change and the Company employs different assumptions, stock-based compensation may differ significantly from what has been recorded in prior periods.  Compensation expense for common stock option awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award, provided that the accumulated cost recognized as of any date at least equals the value of the vested portion of the award.

The Company recognizes the estimated fair value of restricted stock awards issued to employees and outside directors as stock-based compensation expense on a straight-line basis over the vesting period for the last separately vesting portion of the awards. Estimated fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the restricted stock award, if any, reduced by expected forfeitures.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from the Company’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

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

The Company invested a significant portion of its research and development budget into the design of ASIC and hybrid devices, including the HyperCloud® memory subsystem and NVvault family of products. These designs and the products they are incorporated into are subject to increased risks as compared to the Company’s legacy products. The Company may be unable to achieve customer or market acceptance of its products, or achieve such acceptance in a timely manner. The Company experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and has experienced supply chain disruption and a shortage of DRAM and flash required to create the HyperCloud® memory subsystem and NVvault products.  As of December 27, 2014, Hypercloud has not generated significant revenue relative to the Company’s investment in the product.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted. The liabilities of the Company’s subsidiaries in the PRC exceeded its assets as of December 27, 2014 and December 28, 2013.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in 2014 and 2013.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the year, excluding unvested shares issued pursuant to restricted share awards under the Company’s share-based compensation plans.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the year. Dilutive potential shares consist of dilutive shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, computed using the treasury stock method.  In periods of losses, basic and diluted loss per share are the same, as the effect of stock options and unvested restricted share awards on loss per share is anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	December 27,	December 28,
	2014	2013

Raw materials	$984	$1,737
Work in process	23	67
Finished goods	873	816
	$1,880	$2,620

Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful	December 27,	December 28,
	Lives	2014	2013

Machinery and equipment	3 - 7 yrs.	$8,956	$8,956
Leasehold improvements	*	1,915	1,873
Furniture and fixtures	5 yrs.	367	368
Computer equipment and software	3 - 7 yrs.	3,490	3,580
		14,728	14,777
Less accumulated depreciation and amortization		(14,335)	(13,634)
		$393	$1,143

*Estimated useful life is generally 7 years, or the remaining lease term, whichever is shorter.

Warranty Liability

The following table summarizes the activity related to the warranty liability (in thousands):

	Year Ended
	December 27,	December 28,
	2014	2013

Beginning balance	$249	$235
Estimated cost of warranty claims charged to cost of sales	116	122
Cost of actual warranty claims	(119)	(108)
Ending balance	246	249
Less current portion	(147)	(149)
Long-term warranty liability	$99	$100

The allowance for warranty liabilities expected to be incurred within one year is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets.  The allowance for warranty liabilities expected to be incurred after one year is classified as long-term warranty liabilities and in the accompanying consolidated balance sheets.

Computation of Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	December 27,	December 28,
	2014	2013

Basic and diluted net loss per share:
Numerator: Net loss	$(15,381)	$(10,766)
Denominator: Weighted-average common shares
outstanding, basic and diluted	40,304	30,881
Basic and diluted net loss per share	$(0.38)	$(0.35)

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

	Year Ended
	December 27,	December 28,
	2014	2013

Common share equivalents	277	219

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the years then ended.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Year Ended
	December 27,	December 28,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$479	$484
Income taxes	$4	$7

Supplemental disclosure of non-cash investing and financing activities:
Debt financing of directors and officers insurance	$198	$240
Debt issuance costs associated with July 18, 2013 debt financing	$-	$323
Debt discount related to the relative fair value of detachable warrants issued	$-	$1,215
Paydown of SVB term loan directly with proceeds from July 18, 2013 debt financing	$-	$2,731

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

Pursuant to the September 2010 amendment to the SVB Credit Agreement, SVB extended a $1.5 million term loan, bearing interest at a rate of prime plus 2.00%. The Company was required to make monthly principal payments of $41,666 over the 36 month term of the loan, or $0.5 million annually. In May 2011, SVB extended an additional $3.0 million term loan, bearing interest at a rate of prime plus 2.75%. The Company was required to make monthly principal payments of $125,000 over the 24 month term of the loan, or $1.5 million annually. In May 2012, SVB consolidated both term loans and extended additional credit, resulting in a combined balance of $3.5 million as of May 2012 (the “Consolidated Term Loan”). The Consolidated Term Loan was payable in 36 installments of $97,222, beginning December 2012, with interest at a rate of prime plus 2.50%. Interest was payable monthly from the date of funding through final payoff of the loan.  On July 18, 2013, as part an amendment to the SVB Credit Agreement entered into with SVB and following the Company’s receipt of additional loan financing from Fortress Credit Opportunities I LP, an affiliate of Fortress Investment Group, LLC (“Fortress”) and successor to DBD Credit Funding, LLC, the Consolidated Term Loan and outstanding interest was paid in full.

On July 18, 2013, the Company and SVB entered into a loan amendment (“SVB Amendment”) to the Company’s loan and security agreement with SVB.  Pursuant to the SVB Amendment, SVB allowed for the financing and security interests contemplated under the loan agreement entered into with Fortress and released certain patents and related assets relating to the NVvault™ product line from the collateral subject to SVB’s security interest under the SVB Credit Agreement.  Additionally, pursuant to the SVB Amendment, advances under the revolving line now accrue interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%.  The SVB Amendment also relaxed the Company’s tangible net worth covenant under the SVB Credit Agreement and waived certain events of default in connection therewith.  Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed pursuant to the SVB Amendment. Under the terms of the SVB Credit Agreement, the Company may draw revolving advances in an aggregate outstanding principal amount of up to the lesser of $5 million or the available borrowing base, subject to reserve amounts.  The Company’s borrowing base under the SVB Credit Agreement is subject to certain adjustments and up to the lesser of 80% of eligible accounts receivable.

SVB Amendment requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheet. At December 27, 2014, letters of credit in the amount of $0.7 million were outstanding.

The following tables present details of interest expense related to borrowings on the line of credit with SVB, along with availability under our credit line with SVB (in thousands):

	Year Ended
	December 27,	December 28,
	2014	2013

Interest expense	$79	$139

The following table presents details of the Company’s outstanding borrowings and availability under our line of credit with SVB:

	December 27,	December 28,
	2014	2013
Availability under the revolving line of credit	$882	$4,042

All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets, other than its intellectual property, which is subject to a first priority lien held by Fortress. The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends. As of December 27, 2014, the Company was in compliance with its debt covenants.

Fortress Credit Opportunities I LP Loan and Security Agreement and Related Agreements

On July 18, 2013, the Company, entered into a loan agreement (“Loan Agreement”) with Fortress, an affiliate of Fortress Investment Group LLC and successor to DBD Credit Funding, LLC, providing for up to $10 million in term loans and up to $5 million in revolving loans.  The term loans are available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans are available at Fortress’s discretion and subject to customary conditions precedent.  The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay the Company’s existing Consolidated Term Loan with SVB. The remainder of such funds will be used to fund the Company’s ongoing working capital needs.  On February 17, 2015, subsequent to the Company’s fiscal year end, the Loan Agreement was amended to accelerate the availability of the term loan and the Company borrowed the remaining $4 million in term loans.

The loans bear interest at a stated fixed rate of 11.0% per annum.  Until the last business day of February 2015, the payments on the term loans are interest-only at a cash rate of 7.0% per annum and a payment-in-kind deferred cash interest rate of 4.0%, which payment-in-kind interest is capitalized semi-annually, beginning with December 31, 2013.  Beginning with the last business day of February 2015, the term loans are amortized with 65% of the principal amount due in equal monthly installments over the following seventeen (17) months with a balloon payment equal to 35% of the remaining principal amount of the term loans, plus accrued interest, being payable on July 18, 2016 (the "Maturity Date").  Term loan payments, including the $4 million borrowed on February 17, 2015, of approximately $370,000 are due monthly through June 18, 2016, with the remaining amount of approximately $4.3 million due on July 18, 2016.

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

In connection with the Loan Agreement, the Company paid certain facility, due diligence and legal fees of Fortress on the closing date and is obligated to pay a conditional facility fee upon satisfaction of the IP Monetization Milestones.  If the Company repays or prepays all or a portion of the term loans prior to maturity, the Company is obligated to pay Fortress a prepayment fee based on a percentage of the then outstanding principal balance being prepaid, equal to 2.0% if the prepayment occurs between July 18, 2015, or 0.0% if the prepayment occurs after July 18, 2015.

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

The Loan Agreement also includes events of default, including, among other things, payment defaults, breaches of representations, warranties or covenants, certain bankruptcy events, the failure to maintain the Company’s listing on a nationally recognized securities exchange or alternatively for its shares to be qualified for trading on the OTC Bulletin Board and certain material adverse changes, including an impairment of the perfection or priority of the lender’s lien. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and Fortress may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Concurrently with the execution of the Loan Agreement, the Company and Drawbridge Special Opportunities Fund LP (“Drawbridge”) entered into a Monetization Letter Agreement (as amended, the “Letter Agreement”).  In connection with the amendment to the Loan Agreement, the Company also amended the Letter Agreement on February 17, 2015.  The Letter Agreement provides, among other things, that DBD may be entitled to share in certain monetization revenues that we may derive in the future related to our patent portfolio (the “Patent Portfolio”).  The Patent Portfolio does not include certain patents relating to the NVvault™ product line.  Monetization revenues subject to this arrangement include revenues recognized during the seven year term of the Letter Agreement from amounts (whether characterized as settlement payments, license fees, royalties, damages, or otherwise) actually paid to the Company or its subsidiaries in connection with any assertion of, agreement not to assert, or license of, the Patent Portfolio (in whole or in part) either (A) in consideration of the grant of a license or covenant not sue, or other immunity with respect to the Patent Portfolio, or (B) as a damages award with respect to such assertion of the Patent Portfolio, less certain legal fees and expenses (subject to a cap on such fees and expenses).  Monetization revenues also include the value attributable to the Patent Portfolio in any sale of the Company during the seven year term, subject to a maximum amount payable to Drawbridge.  The Letter Agreement also requires that the Company use commercially reasonable efforts to pursue opportunities to monetize the Patent Portfolio during the term of the Letter Agreement, provided the Company are under no obligation to pursue any such opportunities that it do not deem to be in its best interest.  Notwithstanding the foregoing, there can be no assurance that the Company will be successful in these efforts, and it may expend resources in pursuit of monetization revenues that may not result in any benefit to the Company.

Concurrently with the execution of the Loan Agreement, the Company issued to an affiliate of DBD a seven-year warrant (the “Warrant”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at an exercise price of $1.00 per share, of all warrants  are exercisable, as amended, immediately on a cash or cashless basis in whole or in part. In connection with the amendment to the Loan Agreement on February 17, 2015, the Company cancelled the Warrant and issued a new warrant in substantially the same form. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

The Company accounted for the warrants as a debt discount and has valued them based on the relative fair value at approximately $1,215,000, to be amortized over the term of the debt instrument, or three years, using the effective interest method.  For the years ended December 27, 2014 and December 28, 2013, the Company amortized approximately $487,000 and $203,000 respectively, as interest expense in the consolidated statements of operations.

Concurrently with the execution of the Loan Agreement, the Company issued to an affiliate of DBD a seven-year warrant (the “Warrant”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at an exercise price of $1.00 per share, of all warrants  are exercisable, as amended, immediately on a cash or cashless basis in whole or in part. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

The Company accounted for the warrants as a debt discount and has valued them based on the relative fair value at approximately $1,215,000, to be amortized over the term of the debt instrument, or three years, using the effective interest method.  For the years ended December 27, 2014 and December 28, 2013, the Company amortized approximately $487,000 and $203,000 respectively, as interest expense in the consolidated statements of operations.

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

In connection with the amendment to the Loan Agreement on February 17, 2015, the Company modified their agreement with a consultant and agreed to pay a consulting fee of 3.5% of the $4,000,000 of additional principal loaned the Company.

During the years ended December 27, 2014 and December 28, 2013, the Company amortized approximately $316,000 and $135,000 respectively, as interest expense in the consolidated statements of operations.

Note 5—Debt

Debt consists of the following (in thousands):

	December 27,	December 28,
	2014	2013

Term Loan, Fortress, net of debt discount of $524 and $1,012	5,837	5,099
Less current portion (including discount)	(2,205)	-
	$3,632	$5,099

As of December 27, 2014, maturities of long-term debt were as follows (in thousands):

Fiscal Year
2015	$2,600
2016	3,761
Total payments on long-term debt	6,361
Debt discount	(524)
Long-term debt	$5,837

Interest expense related to the Company’s long-term debt is presented in the following table (in thousands):

	Year Ended
	December 27,	December 28,
	2014	2013

Interest expense	$1,495	$796

Note 6—Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 27,	December 28,
	2014	2013
Deferred tax assets:
Reserves and allowances	$1,542	$1,460
State taxes, net of federal income tax benefit	2	2
Depreciation and amortization	570	505
Other accruals	534	447
Compensatory stock options and rights	2,364	2,024
Other	24	15
Tax credit carryforwards	3,034	3,048
Operating loss carryforward	23,664	19,157
Foreign operating loss carryforward	1,604	1,866
Total deferred tax assets	33,338	28,524
Deferred tax liabilities:
Prepaid expenses	(96)	(379)
Basis difference in warrant value	(200)	(90)
Total deferred tax liabilities	(296)	(469)
Subtotal	33,042	28,055

Valuation allowance	(33,042)	(28,055)
	$-	$-

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  As of December 27, 2014 and December 28, 2013, a valuation allowance of $33.0 million and $28.1 million, respectively, has been provided based on the Company’s assessment that it is more likely than not, that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by approximately $4.9 million and $2.5 million during the years ended December 27, 2014 and December 28, 2013, respectively, primarily related to the increase in the net operating loss carryforward.

At December 27, 2014, the Company had approximately $63.6 million of federal net operating loss (“NOL”) carryforwards which begin to expire in year 2029, and approximately $37.7 million of state net operating loss carryforwards which begin to expire in year 2017, and federal and state tax credit carryforwards of approximately $1.5 million and $1.6 million, respectively at December 27, 2014.  Federal tax credit carryforwards begin to expire in 2026 and state tax credits carry forward indefinitely.  In addition, the Company has approximately $6.4 million of operating loss carryforwards in the PRC and Taiwan and had $2.0 million of net operating losses expire at the end of the current year.

The deferred tax asset at December 27, 2014 does not include approximately $1.6 million and $1.8 million of excess tax benefits from employee stock option exercises that are a component of the federal and state net operating loss carryover, respectively. The Company’s stockholders’ equity balance will be increased if and when such excess tax benefits are ultimately realized.

For financial reporting purposes, loss before provision for income taxes includes the following components (in thousands):

	Year Ended
	December 27,	December 28,
	2014	2013

United States	$(14,187)	$(9,229)
Foreign	(1,192)	(1,528)
	$(15,379)	$(10,757)

The Company’s income tax provision consists of the following (in thousands):

	Year Ended
	December 27,	December 28,
	2014	2013

Current:
Federal	$-	$-
State	2	9
Total current	2	9
Deferred:
Federal	(4,477)	(2,849)
State	(771)	1,071
Foreign	262	(672)
Change in valuation allowance	4,986	2,450
Total deferred	-	-
Income tax provision	$2	$9

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	Year Ended
	December 27,	December 28,
	2014	2013

U.S. federal statutory tax	35%	35%
Valuation allowance	(30)	(27)
Loss from foreign subsidiary	(3)	(5)
Other	(2)	(3)
Effective income tax provision rate	0%	0%

The Company files tax returns with federal, state and foreign jurisdictions. The Company is no longer subject to IRS or state examinations for periods prior to 2009 although certain carryforward attributes that were generated prior to 2009 may still be adjusted by the IRS.

The Company follows the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 27, 2014 and December 28, 2013, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 27, 2014 and December 28, 2013, the Company had no accrued interest and penalties related to uncertain tax matters.

As of December 27, 2014, the Company had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Note 7—Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under non‑ cancelable operating leases that expire at various dates through 2017. Rental expense, net of amortization of deferred gain and sublease income, is presented in the following table (in thousands):

	Year Ended
	December 27,	December 28,
	2014	2013

Rental expense, net	$604	$774

A summary of future minimum payments under operating lease commitments as of December 27, 2014 is as follows (in thousands):

Operating
Fiscal Year	Leases
2015	$338
2016	308
2017	35
Total minimum lease payments	$681

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

On August 23, 2013, Netlist filed an amended complaint for patent infringement, antitrust violations and trade secret misappropriation against Smart Modular, Smart Storage Systems (“Smart Storage”), Smart Worldwide Holdings (“Smart Worldwide”) and Diablo Technologies (“Diablo”) in the Central District Court. Smart Storage was acquired by SanDisk Corporation (“SanDisk”) on August 22, 2013.  Netlist’s amended complaint alleges infringement of five Netlist patents by the defendants based on the manufacture and sale of the ULLtraDIMM memory module. Netlist’s complaint also alleges antitrust violations by Smart Modular and Smart Worldwide, contending that Smart Modular procured a patent (U.S. Patent No. 8,250,295) with blatant inequitable conduct at the USPTO, withheld the patent application leading to the patent from relevant JEDEC committees for more than eight years, sought to improperly enforce that patent against Netlist’s JEDEC-compliant HyperCloud® product by seeking a preliminary injunction against Netlist based on the patent, which was denied by the Eastern District Court, and made deceptive statements to the public about its lawsuit against Netlist. Netlist’s complaint also alleges trade secret misappropriation and trademark infringement against Diablo, claiming that Diablo misused Netlist trade secrets to create the ULLtraDIMM product for Smart Storage (now SanDisk), and that Diablo used Netlist’s HyperCloud® technology to create competing products.

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

On April 1, 2014, the Northern District Court denied Diablo’s motion to strike Netlist’s infringement contentions, finding that Netlist’s contentions did indeed satisfy the relevant requirements and, on April 7, 2014, granted Netlist’s motion to compel defendants to produce certain discovery materials related to the ULLtraDIMM.  Diablo filed a motion for relief from these two rulings, which was denied on April 8, 2014.  Also on April 7, 2014, the Northern District Court granted Netlist’s motion for issuance of Letters Rogatory to the Canadian courts requesting that summons be issued for two former Diablo employees living in Canada and named in the whistleblower letter to produce documents and to be deposed.  These depositions occurred in late August 2014.

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

Between June 18 and June 24, 2014, SanDisk filed petitions in the USPTO requesting Inter Partes Review (“IPR”) of the five Netlist patents asserted in the August 23, 2013 amended complaint.  Diablo similarly filed petitions requesting IPR of the two Netlist patents added in the second amended answer filed on January 21, 2014.  Netlist filed patent owner preliminary responses to all of the petitions associated with the seven asserted Netlist patents.  The USPTO issued decisions on the petitions in December, 2014, denying the petitions in their entirety as to three patents (U.S. Patent Nos. 8,516,187; 8,301,833; 8,516,185), granting a partial institution on one patent (U.S. Patent No. 8,001,434), and instituting a review of all claims in three patents  (U.S. Patent Nos. 7,881,150; 8,081,536; 8,359,501).  Reviews will therefore proceed related to four Netlist patents (U.S. Patent Nos. 8,001,434; 7,881,150; 8,081,536; 8,359,501) in accordance with established procedures.

On August 23, 2014, Smart Modular also filed petitions in the USPTO requesting IPR of the five Netlist patents asserted in the August 23, 2013 amended complaint.  Netlist filed patent owner preliminary responses to all of the Smart Modular petitions in December, 2014.  On March 13, 2015, the USPTO issued decisions on the Smart Modular petitions, denying the petitions in their entirety as to the same three patents that survived the petitions filed by SanDisk in June, 2014 (U.S. Patent Nos. 8,516,187; 8,301,833; 8,516,185), and instituted additional reviews of the two other patents already under review (U.S. Patent No. 8,001,434; 8,359,501) that will proceed in accordance with established procedures.

SanDisk filed a motion on June 24, 2014, to stay the Northern District patent cases pending completion of the IPRs (Diablo later joined this motion).  Netlist filed its opposition to the motion to stay on July 10, 2014.  The Northern District Court heard oral arguments on the motion to stay in early August 2014, and issued an order on August 21, 2014, denying the motion without prejudice.  SanDisk renewed its motion to stay on January 20, 2015, which is currently being briefed by the parties.

On October 6, 2014, Netlist filed a Motion for Preliminary Injunction in the Northern District Court trade secret suit, asking that Diablo and its partner SanDisk be immediately enjoined from any further manufacture or sale of the ULLtraDIMM module.  The Court granted in part Netlist’s motion on January 6, 2015, and entered a preliminary injunction halting the manufacture, use, sale, or distribution of the Diablo Rush and Bolt chips and any ULLtraDIMM module containing those chips, and advanced the trial date to March 9, 2015 on the trade secret misappropriation, breach of contract, and other related claims (4:13-CV-05962-YGR).  The trial commenced on schedule and continued for two weeks, with closing arguments on March 23, 2015.  Two days later the jury came back with a verdict finding for the defendant on the breach of contract, misappropriation of trade secret and inventorship counts, while finding for Netlist on the trademark and false advertising counts.  After the verdict, the court ordered briefing to determine the effect of the jury verdict on the preliminary injunction entered on July 6, 2015, and set a tentative date of April 10, 2015, to hear oral arguments on this issue.  Remaining post-verdict motions are to be filed within a month of the jury verdict.

SanDisk and Diablo filed motions with the U.S. Court of Appeals for the Federal Circuit appealing the January 6, 2015, preliminary injunction and asking for expedited briefing and a stay of the preliminary injunction during the pendency of the appeals.  The Federal Circuit denied both requests for expedited briefing, denied Diablo’s request for a stay, but granted SanDisk’s narrower request for a stay of the preliminary injunction as to SanDisk’s existing inventory of enjoined products.  SanDisk’s and Diablo’s appeals of the preliminary injunction are proceeding in accordance with established procedures.  Diablo filed additional papers following the jury verdict in the trade secret case asking the Federal Circuit to transfer jurisdiction over the preliminary injunction back to the trial court in conjunction with the briefing ordered by the trial court on the issue of what effect the jury verdict will have on the preliminary injunction.  The Federal Circuit has not yet responded to this request.

On March 25, 2015, a jury returned an unfavorable verdict in the Northern District Court trade secret suit. As a result, Netlist may forfeit the $900,000 bond posted earlier in the litigation.

‘386 Patent Reexamination

As noted above, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. In October 2010, Smart Modular requested and was later granted an Inter Partes Reexamination of the ‘386 patent. The reexaminations requested by Google and Smart Modular were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and Smart Modular filed their comments to the Company’s response in October 2011. In October 2012, the USPTO issued an ACP rejecting all 60 claims. The Company filed a response to the ACP on December 3, 2012. On June 21, 2013, the USPTO issued a Right of Appeal Notice (“RAN”) in which the examiner maintained his rejection of the claims. Netlist filed a notice of appeal on July 19, 2013. Google filed a notice of cross-appeal on August 2, 2013, and a cross-appeal brief on October 1, 2013. The Company filed an appeal brief and an amendment canceling some of the remaining claims on October 2, 2013 to further focus the issues on appeal. On February 24, 2014, the examiner entered the amendment canceling claims, withdrew the rejections related to those claims, but otherwise maintained the positions previously set forth in the RAN.  On September 24, 2014, the USPTO set a hearing date of November 19, 2014.  After the hearing, on February 25, 2015, the PTAB issued a decision affirming the Examiner’s rejections of the pending claims.  The Company has until March 25, 2015 to request for rehearing of the PTAB’s decision and can thereafter appeal to the Court of Appeals for the Federal Circuit.  Thus, the reexamination of the ‘386 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings and judicial appeals therefrom.

‘912 Patent Reexamination

As noted above, in April 2010, Inphi requested but was later denied an Inter Partes Reexamination of the ‘912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the ‘912 patent. In October 2010, Google and Smart Modular each filed and were later granted requests for reexamination of the ‘912 patent. In February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ‘912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi, Google, and Smart Modular filed their comments on the Company’s response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the ‘912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Google, Inphi and Smart Modular filed their comments to the Company’s response in February 2012. The USPTO determined that Smart Modular’s comments were defective, and issued a notice to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012. The USPTO issued a non-final Office Action on November 13, 2012 maintaining the patentability of many key claims while rejecting some claims that were previously determined to be patentable. The Company filed a response to the Office Action on January 14, 2013. The requesters filed their comments on February 13, 2013.  On March 21, 2014, the USPTO issued an ACP, confirming the patentability of 92 claims and maintaining the rejection of 11 other claims.  On June 18, 2014, the USPTO issued a RAN, maintaining the substantive positions taken by the examiner in the ACP.  Smart Modular, Inphi and Google filed notices of appeal on July 16, July 18 and July 18, 2014, respectively.  Netlist filed a notice of cross-appeal on July 30, 2014.  Smart Modular, Inphi and Google filed their respective appeal briefs on September 16, September 30 and September 30, 2014.  Netlist filed its cross-appeal brief on September 30, 2014.  On January 14, 2015, the examiner maintained his positions previously set forth in the RAN.  The parties filed respective rebuttal briefs in February 2015.  The reexamination of the ‘912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘627 Patent Reexamination

In September 2011, Smart Modular filed a request for reexamination of U.S. Patent No. 7,864,627 (“the ‘627 patent”) issued to the Company on January 4, 2011. The ‘627 patent is related to the ‘912 patent. In November 2011, the USPTO granted Smart Modular’s request for reexamination of the ‘627 patent and concurrently issued a Non-Final

Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Smart Modular filed its comments to the Company’s response in March 2012. The USPTO determined that Smart Modular’s comments were defective and issued a notice in April 2012 to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012. The USPTO posted an Office Action on December 19, 2012, confirming one claim and rejecting the rest of the claims in the ‘627 patent. The Company filed a response to the Office Action on March 19, 2013. Smart Modular filed its comments on the Office Action on April 24, 2013. The USPTO issued another Non-Final Office Action on September 26, 2013, withdrawing certain rejections while adopting new rejections for certain of the pending claims. The Company responded to the Non-Final Office Action on November 26, 2013, by amending some of the claims and making arguments as to the validity of the rejected claims. On March 27, 2014, the USPTO issued an ACP, maintaining the claim rejections.  On June 27, 2014, the USPTO issued a RAN, maintaining the substantive positions taken by the examiner in the ACP.  Netlist filed a notice of appeal on July 28, 2014.  On October 14, 2014, the Company filed its appeal brief and, on November 13, 2014, Smart Modular filed its respondent’s brief. The reexamination of the ‘627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

‘537 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in January 2011. In June 2011, the USPTO issued an ACP, which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims. Inphi filed its comments to the Company’s response in September 2011. The USPTO issued a Right of Appeal Notice in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company. Inphi filed a notice of appeal in March 2012 followed by an appeal brief in May 2012. In response, the USPTO issued a Notice of Defective Appeal Brief. Inphi filed a corrective appeal brief in late May 2012, and the Company filed its reply brief to the corrected Inphi appeal brief in early July 2012. The examiner responded to Inphi’s corrected appeal brief as well as the Company’s reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming all sixty (60) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the examiner jointly defended the ‘537 patent in a hearing on November 20, 2013 before the Patent Trial and Appeal Board (“PTAB”) at the USPTO. On January 16, 2014, the PTAB issued a decision upholding the validity of all 60 claims, dismissing every single validity challenge raised by Inphi and affirming the examiner’s decision to allow the claims. On August 13, 2014, the PTAB denied Inphi’s request for rehearing and made its decision final for judicial review to Court of Appeals for the Federal Circuit (“CAFC”).  On October 15, 2014, Inphi filed a Notice of Appeal to the CAFC.  On February 3, 2015, Inphi filed an appellant’s brief in its appeal to the CAFC.  The reexamination of the ‘537 patent remains pending and will continue in accordance with established procedures for Inter Partes Reexamination and judicial appeals therefrom.

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

Other Contingent Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities to Fortress Credit Opportunities I IP, successor to DBD Credit Funding LLC, and SVB pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by the loan documents; and (vi) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share.  No shares were outstanding at December 27, 2014 or December 28, 2013.

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

On July 17, 2013, the Company entered into a definitive securities purchase agreement for the sale of common stock and warrants in a registered public offering (“2013 Offering”) of its securities for gross proceeds of $1.0 million.  The 2013 Offering closed on July 19, 2013, and the Company received net proceeds of $960,000 after deducting commissions and offering costs.  The 2013 Offering resulted in the issuance 1,098,902 shares of the Company’s common stock and a warrant to purchase up to an aggregate of 1,098,902 shares of the Company’s common stock. The warrant is exercisable as of the date of its issuance, has a term of seven years, and an exercise price of $1.00 per share.  The exercise price and the number of warrant shares issuable upon exercise of warrant is subject to adjustment in the event of, among other things, certain transactions affecting the Company’s common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of-company transaction).  On February 3, 2014, the Company issued 750,000 shares of common stock upon exercise of such warrants at a purchase price of $0.89 per share, resulting in proceeds to the Company of $667,500.

Sale of Common Stock Pursuant to Securities Purchase Agreements

On February 11, 2014, the Company completed the 2014 Offering of shares of the Company’s common stock. In the 2014 Offering, the Company issued and sold to Underwriter 8,680,775 shares of common stock pursuant to an underwriting agreement, dated as of February 6, 2014, by and between the Company and the Underwriter, at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2014 Offering was $1.30 per share. The net proceeds from the 2014 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On February 24, 2015, the Company completed the 2015 Offering of shares of the Company’s common stock. In the 2015 Offering, the Company issued and sold to the Underwriter 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the Company and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Cancellation of Shares of Common Stock

During the fiscal years ended December 27, 2014 and December 28, 2013, the Company cancelled 10,015 and 19,575 shares of common stock, respectively, valued at approximately $21,000 and $14,000, respectively, in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Subject to certain adjustments, as of December 27, 2014, the Company was authorized to issue a maximum of 7,805,566 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At December 27, 2014, the Company had 244,698 shares available for grant under the 2006 Plan.  Options granted under the 2000 Plan and the 2006 Plan equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity is presented below (shares in thousands):

Options Outstanding
Weighted-
Average
	Weighted-	Remaining	Aggregate
Number of	Average	Contractual	Intrinsic

	Shares	Exercise	Life	Value
	(in thousands)	Price	(in years)	(in thousands)
Options outstanding - December 29, 2012	4,752	$3.22
Options granted	2,080	0.77
Options exercised	(118)	0.34
Options cancelled	(877)	2.05
Options outstanding - December 28, 2013	5,837	2.58
Options granted	2,115	1.46
Options exercised	(303)	0.51
Options cancelled	(415)	1.57
Options outstanding - December 27, 2014	7,234	$2.40	6.3	$81
Options exercisable - December 27, 2014	4,353	$3.03	4.8	$73
Options exercisable and expected to vest - December 27, 2014	6,802	$2.47	4.8	$80

The following table summarizes information about stock options outstanding and exercisable at December 27, 2014:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number of	Contractual	Average	Number of	Contractual	Average
	shares	Life	Exercise	shares	Life	Exercise
Exercise Price Range	(in thousands)	(in years)	Price	(in thousands)	(in years)	Price

$0.20 - $1.00	2,328	8.2	$0.74	836	7.2	$0.67
$1.01 - $3.00	3,171	6.2	$2.00	2,015	4.8	$2.11
$3.01 - $5.00	840	6.7	$3.57	607	6.5	$3.55
$5.01 - $8.45	895	1.6	$7.01	895	1.8	$7.01
	7,234	6.3	$2.40	4,353	4.8	$3.03

A summary of the Company’s restricted stock awards is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at December 29, 2012	158	$3.32
Restricted stock granted	-	-
Restricted stock vested	(95)	3.39
Restricted stock forfeited	(9)	3.49
Balance outstanding at December 28, 2013	54	$3.17
Restricted stock granted	-	-
Restricted stock vested	(50)	3.30
Restricted stock forfeited	(2)	1.51
Balance outstanding at December 27, 2014	2	$1.51

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Year Ended
	December 27,	December 28,
	2014	2013
Expected term (in years)	6.3	6.4
Expected volatility	124%	119%
Risk-free interest rate	1.86%	1.38%
Expected dividends	-	-
Weighted-average grant date fair value per share	$1.29	$0.68
Grant date fair value of options vested	$1,842	$1,355
Intrinsic value of options exercised (in thousands)	$410	$46

At December 27, 2014, the amount of unearned stock-based compensation currently estimated to be expensed from 2015 through 2017 related to unvested common stock options and restricted stock awards is approximately $2.8 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

Concurrently with the execution of the Loan Agreement (see Note 4), the Company issued to Fortress as successor to an affiliate of DBD, a seven-year warrant (the “Warrant”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at an exercise price of $1.00 per share, of which all warrants are exercisable, as amended, on a cash or cashless basis in whole or in part. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).  In connection with the amendment to the Loan Agreement on February 17, 2015, we cancelled the Warrant and issued a new warrant in substantially the same form. The Company accounted for the warrants as a debt discount and has valued them based on the relative fair value of approximately $1,215,000, to be amortized over the term of the debt instrument, or three years, using the effective interest method.  For the years ended December 27, 2014 and December 28, 2013, the Company amortized approximately $487,000 and $203,000 respectively, as interest expense in the consolidated statements of operations.

A summary of the warrant activity is presented below:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Warrants outstanding - December 29, 2012	2,275	$0.89
Warrant granted	2,748	1.00
Warrants exercised	-	-
Warrants outstanding - December 28, 2013	5,023	$0.95

Warrant granted	-	-
Warrants exercised	(750)	0.89
Warrants outstanding - December 27, 2014	4,273	$0.96

Note 9—401(k) Plan

The Company sponsors a 401(k) defined contribution plan. Employees are eligible to participate in this plan provided they are employed full-time and have reached 21 years of age. Participants may make pre-tax contributions to the plan subject to a statutorily prescribed annual limit. Each participant is fully vested in his or her contributions and investment earnings. The Company may make matching contributions on the contributions of a participant on a discretionary basis. In fiscal 2012, the Company adopted a limited matching contribution policy and made approximately $0.08 and $0.07 million in contributions to participants in this plan in the years ended December 27, 2014 and December 28, 2013, respectively.

Note 10—Major Customers and Suppliers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Year Ended
	December 27,	December 28,
	2014	2013

Customer A	20%	45%
Customer B	14%	15%
Customer C	19%	* %

*      less than 10% of total net sales

Sales of the Company’s NVvault™ products represented 44% and 39% of net sales in 2014  and 2013.

The Company’s accounts receivable are concentrated with three customers at December 27, 2014 representing approximately 13%,  49% and 11% of aggregate gross receivables. At December 28, 2013, one customer represented approximately 73% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.  The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company’s purchases have historically been concentrated in a small number of suppliers. The following table sets forth purchases from suppliers comprising 10% or more of the Company’s total purchases as follows:

	Year Ended
	December 27,		December 28,
	2014		2013

Supplier A	*	%	12%
Supplier B	*	%	13%
Supplier C	10%		*

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

To date, a majority of the Company’s international sales relate to shipments of products to its U.S. customers’ international manufacturing sites or third‑ party hubs. Net sales derived from shipments to international destinations, primarily to Hong Kong (including foreign subsidiaries of customers that are headquartered in the U.S.), represented approximately 33% and 58% of the Company’s net sales in 2014 and 2013, respectively. All of the Company’s net sales to date have been denominated in U.S. dollars.

As of December 27, 2014 and December 28, 2013, approximately $0.2 million and $0.6 million, respectively, of the Company’s long-lived assets, net of depreciation and amortization, were located outside the U.S., primarily in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 12—Subsequent Events

The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto other than as discussed in the accompanying notes.

On February 24, 2015, the Company completed a registered firm commitment underwritten public offering  of shares of the Company’s common stock. In the 2015 Offering, the Company issued and sold to the Underwriter 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the Company and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On February 17, 2015, the Loan Agreement with Fortress Credit Opportunities I LP, was amended to accelerate the availability of the term loan and the Company borrowed the remaining $4 million in term loans (see note 4).

Note 13—Quarterly Summary (Unaudited, in thousands except per share data)

	Three Months Ended
	December 27,	September 27,	June 28,	March 29,
	2014	2014	2014	2014
Net sales	$2,516	$4,791	$4,887	$7,001
Cost of sales	2,629	3,678	3,908	5,016
Gross profit (loss)	(113)	1,113	979	1,985
Operating expenses:
Research and development	1,280	1,445	1,232	878
Intellectual property legal fees	2,419	1,552	1,070	1,097
Selling, general and administrative	1,611	1,782	1,781	1,622
Total operating expenses	5,310	4,779	4,083	3,597
Operating loss	(5,423)	(3,666)	(3,104)	(1,612)
Other expense, net:
Interest expense, net	(393)	(393)	(393)	(395)
Other income (expense), net	5	-	6	(11)
Total other expense, net	(388)	(393)	(387)	(406)
Loss before provision for income taxes	(5,811)	(4,059)	(3,491)	(2,018)
Provision for income taxes	-	-	2	-
Net loss	$(5,811)	$(4,059)	$(3,493)	$(2,018)
Net loss per common share:
Basic and diluted	$(0.14)	$(0.10)	$(0.08)	$(0.05)
Weighted-average common shares outstanding:
Basic and diluted	41,483	41,472	41,472	36,881

	Three Months Ended
	December 28,	September 28,	June 29,	March 30,
	2013	2013	2013	2013
Net sales	$7,730	$4,289	$5,065	$5,964
Cost of sales	5,831	3,896	4,818	5,398
Gross profit	1,899	393	247	566
Operating expenses:

Research and development	938	1,119	1,070	1,441
Intellectual property legal fees	804	522	387	402
Selling, general and administrative	1,387	1,554	1,571	1,755
Total operating expenses	3,129	3,195	3,028	3,598
Operating loss	(1,230)	(2,802)	(2,781)	(3,032)
Other expense, net:
Interest expense, net	(390)	(324)	(88)	(130)
Other income (expense), net	28	(8)	7	(7)
Total other expense, net	(362)	(332)	(81)	(137)
Loss before provision for income taxes	(1,592)	(3,134)	(2,862)	(3,169)
Provision for income taxes	-	7	1	1
Net loss	$(1,592)	$(3,141)	$(2,863)	$(3,170)
Net loss per common share:
Basic and diluted	$(0.05)	$(0.10)	$(0.09)	$(0.10)
Weighted-average common shares outstanding:
Basic and diluted	31,752	31,268	30,320	30,205

Each of the Company’s quarters in fiscal 2014 and 2013 is comprised of 13 weeks.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.