Form 10-Q
period 2015-03-28
NETLIST INC
filed 2015-05-12
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

or

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

50,354,363 shares outstanding at April 30, 2015

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 28, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	March 28,	December 27,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$19,558	$11,040
Restricted cash	1,600	700
Accounts receivable, net of allowance for doubtful accounts of $61 (2015) and $61 (2014)	877	1,091
Inventories	1,821	1,880
Prepaid expenses and other current assets	1,227	988
Total current assets	25,083	15,699

Property and equipment, net	284	393
Other assets	143	150
Total assets	$25,510	$16,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,846	$3,957
Accrued payroll and related liabilities	801	710
Accrued expenses and other current liabilities	446	420
Accrued engineering charges	500	500
Current portion of long-term debt, net of debt discount	4,261	2,205
Total current liabilities	10,854	7,792
Long-term debt, net of current portion and debt discount	5,275	3,632
Long-term warranty liability	47	99
Total liabilities	16,176	11,523
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value - 90,000 shares authorized; 50,354 (2015) and 41,498 (2014) shares issued and outstanding	50	41
Additional paid-in capital	128,610	117,546
Accumulated deficit	(119,326)	(112,868)
Total stockholders' equity	9,334	4,719
Total liabilities and stockholders' equity	$25,510	$16,242

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	March 28,	March 29,
	2015	2014

Net sales	$2,114	$7,001
Cost of sales(1)	1,415	5,016
Gross profit	699	1,985
Operating expenses:
Research and development(1)	1,384	878
Intellectual property legal fees	3,542	1,097
Selling, general and administrative(1)	1,759	1,622
Total operating expenses	6,685	3,597
Operating loss	(5,986)	(1,612)
Other expense, net:
Interest expense, net	(480)	(395)
Other income (expense), net	9	(11)
Total other expense, net	(471)	(406)
Loss before provision for income tax	(6,457)	(2,018)
Provision for income taxes	1	-
Net loss	$(6,458)	$(2,018)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.05)
Weighted-average common shares outstanding:
Basic and diluted	44,708	36,881

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$14	$15
Research and development	190	188
Selling, general and administrative	307	328

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 28,	March 29,
	2015	2014

Cash flows from operating activities:
Net loss	$(6,458)	$(2,018)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	148	282
Amortization of debt discount and debt issuance costs	241	203
Realized (gain) loss on sale of equipment	(1)	6
Stock-based compensation	511	531
Changes in operating assets and liabilities:
Restricted cash	(900)	-
Accounts receivable	214	647
Inventories	59	192
Prepaid expenses and other assets	167	228
Accounts payable	889	86
Accrued payroll and related liabilities	91	136
Accrued expenses and other current liabilities	(26)	14
Net cash (used in) provided by operating activities	(5,065)	307
Cash flows from investing activities:
Acquisition of property and equipment	(40)	(39)
Proceeds from sale of equipment	2	3
Net cash used in investing activities	(38)	(36)
Cash flows from financing activities:
Proceeds from long- term loan, net of issuance costs	3,727	-
Payments on debt	(668)	(65)
Proceeds from public offering, net	10,554	10,276
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	8	791
Net cash provided by financing activities	13,621	11,002
Net change in cash and cash equivalents	8,518	11,273
Cash and cash equivalents at beginning of year	11,040	6,701
Cash and cash equivalents at end of year	$19,558	$17,974

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2015

Note 1—Description of Business

Netlist, Inc. (the “Company” or “Netlist”) designs and manufactures a wide variety of high performance, logic-based memory subsystems for the global datacenter, storage and high-performance computing and communications markets. The Company’s memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND flash”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”). Netlist primarily markets and sells its products to leading original equipment manufacturer (“OEM”) customers, hyperscale datacenter operators and storage vendors. The Company’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements. The Company leverages a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with high memory density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. Our NVvault™ product is the first to offer both DRAM and NAND flash in a standard form factor memory subsystem as a persistent DIMM in mission critical applications.

Netlist was incorporated in June 2000 and is headquartered in Irvine, California. In 2007, the Company established a manufacturing facility in the People’s Republic of China (the “PRC”), which became operational in July 2007 upon the successful qualification of certain key customers.

Liquidity

The Company incurred net losses of approximately $6.5 million and $2.0 million for the three months ended March 28, 2015 and March 29, 2014, respectively.

On February 24, 2015, the Company completed a registered firm commitment underwritten public offering (the “2015 Offering”) of shares of the Company’s common stock. In the 2015 Offering, the Company issued and sold to the Underwriter 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the Company and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

If adequate working capital is not available when needed, the Company may be required to significantly modify its business model and operations to reduce spending to a sustainable level. Insufficient working capital could cause the Company to be unable to execute its business plan, take advantage of future opportunities, respond to competitive pressures or customer requirements or defend its trade secrets and other intellectual property. It may also cause the Company to delay, scale back or eliminate some or all of its research and development programs, or to reduce or cease operations. While there is no assurance that the Company can meet its revenue forecasts, management anticipates that it can continue operations for at least the next twelve months.

Reclassifications

Intellectual property legal fees for the three months ended March  29, 2014 are now reported under their own caption, separate from research and development expenses, in the accompanying condensed consolidated statement of operations for the three months ended March  29, 2014, in order to conform to the current period presentation. In addition, other assets are now combined with prepaids and other current assets, in the accompanying condensed consolidated statement of cash flows for the three months ended March 29, 2014, in order to conform to the current period presentation.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 27, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2015.

The condensed consolidated financial statements included herein as of March 28, 2015 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of March 28, 2015 and the condensed consolidated statements of operations and cash flows for the three months ended March 28, 2015 and March 29, 2014. The results of operations for the three months ended March 28, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31.  For fiscal 2015, the Company’s fiscal year is scheduled to end on January 2, 2016 and will consist of 53 weeks. Each of the Company’s first three quarters in a fiscal year is comprised of 13 weeks.

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

Restricted Cash

Restricted cash of $1.6 million, as of March 28, 2015, consists of cash to secure three standby letters of credit and $0.9 million to secure a bond associated with a lawsuit (see Note 7).

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and its historical experience.  Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted. At March 28, 2015 and December 27, 2014 the Company had an allowance for doubtful accounts of $61,000.

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

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and included in debt issuance costs in the accompanying condensed consolidated balance sheet. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of any warrants issued in conjunction with the debt are recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to seven years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of March 28, 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

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

The Company invested a significant portion of its research and development budget into the design of ASIC and hybrid devices, including the HyperCloud® memory subsystem, HyperVault memory systems and NVvault family of products. These designs and the products they are incorporated into are subject to increased risks as compared to the Company’s legacy products. The Company may be unable to achieve customer or market acceptance of its products, or achieve such acceptance in a timely manner. The Company experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and has experienced supply chain disruption and a shortage of DRAM and flash required to create the HyperCloud® memory subsystem and NVvault products.  As of March 28, 2015, Hypercloud has not generated significant revenue relative to the Company’s investment in the product.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted. The liabilities of the Company’s subsidiaries in the PRC exceeded its assets as of March 28, 2015 and December 27, 2014.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three months ended March 28, 2015 or March 29, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. ASU 2014-9 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 29, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also proposed permitting early adoption of the standard, but not before the original effective date or for reporting periods beginning after December 15, 2016.  The Company has not yet selected a transition method and is currently assessing the impact of the adoption of AUS 2014-9 will have on its consolidated financial statements and disclosures.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	(unaudited)	(audited)
	March 28,	December 27,
	2015	2014

Raw materials	$1,117	$984
Work in process	207	23
Finished goods	497	873
	$1,821	$1,880

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Three Months Ended
	March 28,	March 29,
	2015	2014

Beginning balance	$246	$249
Estimated cost of warranty claims charged to cost of sales	130	46
Cost of actual warranty claims	(258)	(35)
Ending balance	118	260
Less current portion	(71)	(156)
Long-term warranty liability	$47	$104

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 28,	March 29,
	2015	2014

Basic and diluted net loss per share:
Numerator: Net loss	$(6,458)	$(2,018)
Denominator: Weighted-average common shares
outstanding, basic and diluted	44,708	36,881
Basic and diluted net loss per share	$(0.14)	$(0.05)

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

	Three Months Ended
	March 28,	March 29,
	2015	2014

Common share equivalents	366	573

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended
	March 28,		March 29,
	2015		2014
Customer:
Customer A	25%		14%
Customer B	*	%	10%
Customer C	*	%	10%
Customer D	*	%	19%
Customer E	*	%	19%

* less than 10% of net sales

The Company’s accounts receivable as of March 28, 2015 were concentrated with two customers, representing approximately 26% and 15% of aggregate gross receivables. At December 27, 2014,  three customers represented approximately 13%,  49% and 11% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Three Months Ended
	March 28,	March 29,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities:
Debt financing of directors and officers insurance	$247	$197
Debt issuance costs associated with February debt financing	$273	$-

Note 4—Credit Agreements

Silicon Valley Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank (“SVB”), which was most recently amended on April 23, 2015 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

On July 18, 2013, the Company and SVB entered into a loan amendment (“SVB Amendment”) to the Company’s loan and security agreement with SVB.  Pursuant to the SVB Amendment, SVB allowed for the financing and security interests contemplated under the loan agreement entered into with Fortress and released certain patents and related assets relating to the NVvault™ product line from the collateral subject to SVB’s security interest under the SVB Credit Agreement.  Additionally, pursuant to the SVB Amendment, advances under the revolving line now accrue interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%.  The SVB Amendment also relaxed the Company’s tangible net worth covenant under the SVB Credit Agreement.  Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed pursuant to the SVB Amendment. Under the terms of the SVB Credit Agreement, the Company may draw revolving advances in an aggregate outstanding principal amount of up to the lesser of $5 million or the available borrowing base, subject to reserve amounts.  The Company’s borrowing base under the SVB Credit Agreement is subject to certain adjustments and up to the lesser of 80% of eligible accounts receivable.

SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheet. At March 28, 2015, letters of credit in the amount of $1.6  million were outstanding.

The following tables present details of interest expense related to borrowings on the line of credit with SVB, along with availability under our credit line with SVB (in thousands):

	Three Months Ended
	March 28,	March 29,
	2015	2014

Interest expense	$13	$24

The following table presents details of the Company’s available borrowings under our line of credit with SVB:

	(unaudited)	(audited)
	March 28,	December 27,
	2015	2014
Availability under the revolving line of credit	$686	$882

All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets, other than its intellectual property, which is subject to a first priority lien held by Fortress Credit Opportunities I, LP, an affiliate of Fortress Investment Group, LLC (“Fortress”) and successor to DBD Credit Funding, LLC. The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends.    On April 23, 2015, the SVB Credit Agreement was amended to modify the tangible net worth covenant effective as of February 1, 2015.    As of March 28, 2015, the Company was in compliance with its debt covenants.

Fortress Credit Opportunities I LP Loan and Security Agreement and Related Agreements

On July 18, 2013, the Company, entered into a loan agreement (“Loan Agreement”) with Fortress, providing for up to $10 million in term loans and up to $5 million in revolving loans.  The term loans are available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans are available at Fortress’s discretion and subject to customary conditions precedent.  The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay the Company’s existing Consolidated Term Loan with SVB. The remainder of such funds will be used to fund the Company’s ongoing working capital needs.  On February 17, 2015,  the Loan Agreement was amended (“Loan Agreement”) to accelerate the availability of the term loan and the Company borrowed the remaining $4 million in term loans.

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

In connection with the Loan Agreement, the Company paid certain facility, due diligence and legal fees of Fortress on the closing date and was obligated to pay a conditional facility fee upon satisfaction of the IP Monetization Milestones.  In connection with the Loan Amendment, the Company paid a facility fee and an amendment and restructuring fee; the Company must also pay an annual management and monitoring fee.  The conditional facility fee due upon satisfaction of the IP Monetization Milestone was deemed fully earned pursuant to the Loan Agreement. If the Company repays or prepays all or a portion of the term loans prior to maturity, the Company is obligated to pay Fortress a prepayment fee based on a percentage of the then outstanding principal balance being prepaid, equal to 2.0% if the prepayment occurs between July 18, 2015, or 0.0% if the prepayment occurs after July 18, 2015.

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

Concurrently with the execution of the Loan Agreement, the Company and Drawbridge Special Opportunities Fund LP (“Drawbridge”) entered into a Monetization Letter Agreement (as amended, the “Letter Agreement”).  In connection with the amendment to the Loan Agreement, the Company also amended the Letter Agreement on February 17, 2015.  The Letter Agreement provides, among other things, that DBD may be entitled to share in certain monetization revenues that we may derive in the future related to our patent portfolio (the “Patent Portfolio”).  Monetization revenues subject to this arrangement include revenues recognized during the seven year term of the Letter Agreement from amounts (whether characterized as settlement payments, license fees, royalties, damages, or otherwise) actually paid to the Company or its subsidiaries in connection with any assertion of, agreement not to assert, or license of, the Patent Portfolio (in whole or in part) either (A) in consideration of the grant of a license or covenant not sue, or other immunity with respect to the Patent Portfolio, or (B) as a damages award with respect to such assertion of the Patent Portfolio, less certain legal fees and expenses (subject to a cap on such fees and expenses).  Monetization revenues also include the value attributable to the Patent Portfolio in any sale of the Company during the seven year term, subject to a maximum amount payable to Drawbridge.  The Letter Agreement also requires that the Company use commercially reasonable efforts to pursue opportunities to monetize the Patent Portfolio during the term of the Letter Agreement, provided the Company is under no obligation to pursue any such opportunities that it does not deem to be in its best interest.  Notwithstanding the foregoing, there can be no assurance that the Company will be successful in these efforts, and it may expend resources in pursuit of monetization revenues that may not result in any benefit to the Company.

Concurrently with the execution of the Loan Agreement, the Company issued to an affiliate of DBD a seven-year warrant (the “Warrant”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at an exercise price of $1.00 per share, of all warrants  are exercisable, as amended, immediately on a cash or cashless basis in whole or in part. In connection with the amendment to the Loan Agreement on February 17, 2015, the Company cancelled the Warrant and issued a new warrant in substantially the same form other than to remove the restrictions upon exercise contained in the Warrant with respect to an aggregate of 659,340 shares of the Company’s common stock thereunder relating to the achievement of the Company of the IP Monetization Milestones and the borrowing by the Company of amounts under the IP Milestone Term Loan. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

The Company accounted for the warrants as a debt discount and has valued them based on the relative fair value at approximately $1,215,000, to be amortized over the term of the debt instrument, or three years, using the effective interest method.  For the three months ended March 28, 2015 and March 29, 2014, the Company amortized approximately $120,000 and $123,000 respectively, as interest expense in the consolidated statements of operations.

Also in connection with the Loan Agreement, the Company agreed to pay to a consultant a consulting fee equal to (i) $300,000 to the consultant in connection with the Company’s receipt of the Initial Term Loan and (ii) 5% of any additional principal amount loaned to the Company as an IP Milestone Term Loan.  The initial $300,000 and $485,925 of additional debt financing costs has been recorded as debt issuance cost to be amortized over the term of the debt instrument, or three years, using the effective interest method.

In connection with the Loan Amendment on February 17, 2015, the Company modified its agreement with a consultant and agreed to pay a consulting fee of 3.5% of the $4,000,000 of additional principal loaned the Company. The amended consulting fee was equal to $140,000.  The amended consulting fee and $132,899 of additional debt financing costs has been recorded as debt issuance cost to be amortized over the term of the debt instrument, or seventeen months, using the effective interest method.

During the three months March 28, 2015 and March 29, 2014, the Company amortized approximately $121,000 and $80,000 respectively, as interest expense in the consolidated statements of operations related to the consulting and other additional debt financing costs described above.

Note 5— Debt

Debt consists of the following (in thousands):

	(unaudited)	(audited)
	March 28,	December 27,
	2015	2014

Term Loan, Fortress, net of debt discount of $405 and $524	$9,371	$5,837
Note payable to others	165	-
	$9,536	$5,837
Less current portion (including discount)	(4,261)	(2,205)
	$5,275	$3,632

Interest expense related to debt is presented in the following table (in thousands):

	Three Months Ended
	March 28,	March 29,
	2015	2014

Interest expense	$468	$372

Note 6—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended
	March 28,	March 29,
	2015	2014

Provision for income taxes	$1	$-
Effective tax rate	-%	-%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of March 28, 2015 and December 27, 2014. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company does not have any unrecognized tax benefits as of March 28, 2015 and December 27, 2014.

Note 7—Commitments and Contingencies

Facility Lease

The Company leases office space located at 175 Technology Drive, Suite 150, Irvine, California, 92618. The lease payments range from approximately $9,000 to $10,000 per month over the term of the lease. This lease is valid through July 31, 2016. The annual payment for this space equates to approximately $111,000 per year.

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

SanDisk, Smart Modular, Smart Worldwide, and Diablo Litigations

In September 2012, Smart Modular, Inc. (“Smart Modular”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of California (the “Eastern District Court”). The complaint alleges that the Company willfully infringes and actively induces the infringement of six claims of a U.S. patent newly issued to Smart Modular, U.S. Patent No. 8,250,295 (“the ‘295 patent”), and seeks damages and injunctive relief. Smart Modular also filed a motion for preliminary injunction and a memorandum in support of the motion on the same day of the complaint. The Company promptly filed a request for reexamination of the ‘295 patent with the USPTO setting forth six different combinations of prior art that would render the six asserted claims of the ‘295 patent unpatentable. The Company also filed an answer to Smart Modular’s complaint with the Eastern District Court in October 2012 to deny infringement of the ‘295 patent, assert that the ‘295 patent is invalid and unenforceable, and bring a set of counterclaims against Smart Modular. Smart Modular filed various motions on the pleadings on November 1, 2012, which were opposed by the Company in its briefs filed in late November 2012.

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

On August 23, 2013, Netlist filed an amended complaint for patent infringement, antitrust violations and trade secret misappropriation against Smart Modular, Smart Storage Systems (“Smart Storage”), Smart Worldwide Holdings (“Smart Worldwide”) and Diablo Technologies (“Diablo”) in the Central District Court. Smart Storage was acquired by SanDisk Corporation (“SanDisk”) on August 22, 2013.  Netlist’s amended complaint alleges infringement of five Netlist patents by the defendants based on the manufacture and sale of the ULLtraDIMM memory module. Netlist’s complaint also alleges antitrust violations by Smart Modular and Smart Worldwide, contending that Smart Modular procured the 295 patent with blatant inequitable conduct at the USPTO, withheld the patent application leading to the patent from relevant JEDEC committees for more than eight years, sought to improperly enforce that patent against Netlist’s JEDEC-compliant HyperCloud® product by seeking a preliminary injunction against Netlist based on the patent, which was denied by the Eastern District Court, and made deceptive statements to the public about its lawsuit against Netlist. Netlist’s complaint also alleges trade secret misappropriation and trademark infringement against Diablo, claiming that Diablo misused Netlist trade secrets to create the ULLtraDIMM product for Smart Storage (now SanDisk), and that Diablo used Netlist’s HyperCloud® technology to create competing products.

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

Between June 18, 2014 and June 24, 2014, SanDisk filed petitions in the USPTO requesting Inter Partes Review (“IPR”) of the five Netlist patents asserted in the August 23, 2013 amended complaint.  Diablo similarly filed petitions requesting IPR of the two Netlist patents added in the second amended answer filed on January 21, 2014.  Netlist filed patent owner preliminary responses to all of the petitions associated with the seven asserted Netlist patents.  The USPTO issued decisions on the petitions in December, 2014, denying the petitions in their entirety as to three patents (U.S. Patent Nos. 8,516,187; 8,301,833; 8,516,185), granting a partial institution on one patent (U.S. Patent No. 8,001,434), and instituting a review of all claims in three patents  (U.S. Patent Nos. 7,881,150; 8,081,536; 8,359,501).  Reviews will therefore proceed related to four Netlist patents (U.S. Patent Nos. 8,001,434; 7,881,150; 8,081,536; 8,359,501) in accordance with established procedures.  On April 7, 2015, SanDisk filed additional petitions in the USPTO requesting IPR of the ‘150 and ‘536 patents that are already under review.

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

SanDisk filed a motion on June 24, 2014, to stay the Northern District patent cases pending completion of the IPRs (Diablo later joined this motion).  Netlist filed its opposition to the motion to stay on July 10, 2014.  The Northern District Court heard oral arguments on the motion to stay in early August 2014, and issued an order on August 21, 2014, denying the motion without prejudice.  SanDisk renewed its motion to stay on January 20, 2015 and on April 9, 2015, granted the motion for a stay pending resolution of the IPRs.

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

The trial commenced on schedule and continued for two weeks, with closing arguments on March 23, 2015.  On March 25, 2015, the jury came back with a verdict finding for the defendant on the breach of contract, misappropriation of trade secret and inventorship counts, while finding for Netlist on the trademark and false advertising counts. As a result, Netlist may forfeit the $900,000 bond posted earlier in the litigation.  After the verdict, the court ordered briefing to determine the effect of the jury verdict on the preliminary injunction entered on January 6, 2015, and following oral argument on April 24, 2015, issued an order dissolving the preliminary injunction.  The court further issued Findings of Fact and Conclusions of Law on Netlist’s Unfair Competition claims granting no relief under the statute based on the jury’s verdict.  The parties now have the opportunity to file post-trial motions in accordance with established procedures.

‘386 Patent Reexamination

As noted above, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. In October 2010, Smart Modular requested and was later granted an Inter Partes Reexamination of the ‘386 patent. The reexaminations requested by Google and Smart Modular were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and Smart Modular filed their comments to the Company’s response in October 2011. In October 2012, the USPTO issued an ACP rejecting all 60 claims. The Company filed a response to the ACP on December 3, 2012. On June 21, 2013, the USPTO issued a Right of Appeal Notice (“RAN”) in which the examiner maintained his rejection of the claims. Netlist filed a notice of appeal on July 19, 2013. Google filed a notice of cross-appeal on August 2, 2013, and a cross-appeal brief on October 1, 2013. The Company filed an appeal brief and an amendment canceling some of the remaining claims on October 2, 2013 to further focus the issues on appeal. On February 24, 2014, the examiner entered the amendment canceling claims, withdrew the rejections related to those claims, but otherwise maintained the positions previously set forth in the RAN.  On September 24, 2014, the USPTO set a hearing date of November 19, 2014.  After the hearing, on February 25, 2015, the PTAB issued a decision affirming the Examiner’s rejections of the pending claims.  The Company has requested rehearing of the PTAB’s decision and can thereafter appeal to the Court of Appeals for the Federal Circuit.  Thus, the reexamination of the ‘386 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings and judicial appeals therefrom.

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

Other Contingent Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities to Fortress Credit Opportunities I LP, successor to DBD Credit Funding LLC, and SVB pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by the loan documents; and (vi) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares of Serial Preferred Stock were outstanding at March 28, 2015 or December 27, 2014.

Common Stock

On February 24, 2015, the Company completed the 2015 Offering of shares of the Company’s common stock. In the 2015 Offering, the Company issued and sold to the Underwriter 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the Company and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Subject to certain adjustments, as of March 28, 2015, the Company was authorized to issue a maximum of 9,005,556 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At March 28, 2015, the Company had 710,636 shares available for grant under the 2006 Plan.  Options granted under the 2000 Plan and the 2006 Plan primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the three months ended March 28, 2015 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 27, 2014	7,234	$2.40
Options granted	965	1.18
Options exercised	(10)	0.73
Options expired/forfeited	(276)	1.94
Options outstanding at March 28, 2015	7,913	$2.27

The intrinsic value of options exercised in the three months ended March 28, 2015 was $4,895.

A summary of the Company’s restricted stock awards as of and for the three months ended March 28, 2015 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at December 27, 2014	2	$1.51
Restricted stock vested	(1)	1.51
Balance outstanding at March 28, 2015	1	$1.51

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Three months ended
	March 28,	March 29,
	2015	2014
Expected term (in years)	6.2	6.4
Expected volatility	131%	121%
Risk-free interest rate	1.52%	1.91%
Expected dividends	-	-
Weighted-average grant date fair value per share	$1.06	$1.59

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The grant date fair value of restricted stock vested was $1,000 and $97,000 in the three months ended March 28, 2015 and March 29, 2014, respectively.

At March 28, 2015, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2015 through fiscal 2018 related to unvested common stock options and restricted stock awards is approximately $3.1 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 9—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At March 28, 2015 and December 27, 2014, approximately $0.1 million and $0.2 million, respectively, of the Company’s long-lived assets, net of depreciation and amortization, respectively, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 and subsequent reports on Form 10-Q and 8-K, which discuss our business in greater detail.

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of HyperVault, EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of the continued decrease in sales to one of our key customers; our ability to leverage our NVvault™ and EXPRESSvault™ technology into a more diverse customer base; our need to raise additional capital and our ability to obtain financing when necessary; the rapidly-changing nature of technology; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined or reviewed by the USPTO and PTAB; volatility in the pricing of DRAM ICs and NAND flash; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC. Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  These forward-looking statements represent our estimates and assumptions only as of the date made. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We design, manufacture and sell a wide variety of high performance, logic-based memory subsystems for the global datacenter, storage and high-performance computing markets. Our memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND flash”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”). We primarily market and sell our products to leading original equipment manufacturer (“OEM”) customers, hyperscale datacenter operators and storage vendors.  Our solutions are targeted at applications where memory plays a key role in meeting system performance requirements. We leverage a portfolio of proprietary technologies and design techniques, including combining discrete semiconductor technologies from third parties such as DRAM and NAND flash to function as one, efficient planar design, and alternative packaging techniques to deliver memory subsystems with persistence, high density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. Our NVvault™ product is the first to offer both DRAM and NAND flash in a standard form factor memory subsystem as a persistent dual-in line memory module (“DIMM”) in mission critical applications.  Our HyperCloud® technology incorporates our patented rank multiplication and load reduction technologies. We also have pending and issued patents covering fundamental aspects of hybrid memory DIMM designs that incorporate combinations of DRAM and/or NAND flash, such as our NVvault™ product.  We are focused on monetizing our patent portfolio through our products business and, where appropriate, through licensing arrangements with third parties that wish to incorporate our patented technologies in their products.

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

As of March 28, 2015, we had 55 U.S. and foreign patents issued and 30 U.S. and foreign patents applications pending. Assuming that they are properly maintained, our patents will expire at various dates between 2022 and 2029. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner are also important factors in developing and maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our existing patents or pending patent applications.

Our Products

NVvault™ Family

We were the first to develop and market memory subsystems that incorporate both DRAM and NAND flash in a single NVvault™ persistent DIMM solution. NVvault™ was originally used for mission critical backups during power interruption in Redundant Array of Independent Disks (“RAID”) and main memory. NVvault™ has moved beyond its original application to a variety of other applications, including hyperscale computing for cloud, big data, on-line banking and other real time applications where NVvault™ is also used as a data accelerator. We are working to further enhance the capabilities of our NVvault™ technology in these new applications, and we are also seeking to expand our customer base through the integration of NVvault™ into leading storage motherboards. NVvault™ is incorporated in our EXPRESSvault™ PCIe solution for both acceleration and backup in storage applications.  Our NVvault™ product line consists primarily of battery-free and battery-powered flash backed cache memory subsystems targeting RAID storage, application acceleration and mission critical data integrity. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. We continue to pursue qualifications with potential significant customers within the industry and we are currently working to remedy our ongoing supply chain disruptions, however, our efforts to expand our qualifications and manage our supply chain may not result in significant revenues from the sale of NVvault™ family products.

For the three months ended March 28, 2015 and March 29, 2014, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 44% and 55% of total net sales, respectively.

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

NVvault™.  We were the first to develop and market memory subsystems that incorporate both DRAM and NAND flash in a single NVvault™ persistent DIMM solution. NVvault™ combines the best attributes of DRAM, including speed, durability and reliability with high densities, lower power and lowest costs provided by NAND flash. This combination enables us to provide application acceleration and mission critical backup during power interruption for cloud infrastructure, virtualization, analytics and database applications. NVvault™ is incorporated in our EXPRESSvault™ PCIe solution for both acceleration and backup in storage applications.

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

Key Business Metrics

The following describes certain line items in our condensed consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Sales.  Net sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs and NAND flash. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars. We also sell excess component inventory of DRAM ICs and NAND flash to distributors and other users of memory integrated circuits. Component inventory sales are a relatively small percentage of net sales as a result of our efforts to diversify both our customer and product line bases. This diversification effort has also allowed us to use components in a wider range of memory subsystems. We expect that component inventory sales will continue to represent a minimal portion of our net sales in future periods.

Cost of Sales.  Our cost of sales includes the cost of materials, labor and other manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation, and occupancy costs and other allocated fixed costs. The DRAM ICs and NAND flash incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs and NAND flash. We attempt to pass through such DRAM IC and NAND flash memory cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs and NAND flash, which affects gross margins. In addition, we have experienced shortages of DRAM and flash required for our HyperCloud® and NVvault products from time to time, which can cause disruptions in our revenues and gross profits. In addition, the gross margin on our sales of any excess component DRAM IC and NAND flash inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, fluctuations in DRAM IC and NAND flash inventory sales as a percentage of our overall sales could impact our overall gross margin. We assess the valuation of our inventories on a quarterly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or net realizable value.

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

Intellectual Property Legal Fees. Intellectual Property Legal Fees consists of legal fees incurred for patent filings and protection, including litigation. We anticipate that intellectual property legal fees will increase in future periods as we seek to protect our patent portfolio.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling effort is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. In order to conserve capital resources in light of the year-over-year revenue decline, we have reduced our selling, general and administrative expenditures by eliminating headcount and other related expenses.

Provision for Income Taxes. The federal statutory rate was 35% for the period ended March 28, 2015 and March 29, 2014. Our effective tax rate differs from the statutory rate due to the company providing a full valuation allowance against net deferred tax assets, and accordingly did not recognize an income tax benefit related to losses incurred.

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

Inventories.  We value our inventories at the lower of the actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, we evaluate ending inventory quantities on hand and record a provision for excess quantities and obsolescence. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. In addition, we consider changes in the market value of DRAM ICs and NAND flash in determining the net realizable value of our raw material inventory. Once established, any write downs are considered permanent adjustments to the cost basis of our excess or obsolete inventories.

A significant decrease in demand for our products could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross profit at the time such inventories are sold. In addition, should the market value of DRAM ICs or NAND flash decrease significantly, we may be required to lower our selling prices to reflect the lower current cost of our raw materials. If such price decreases reduce the net realizable value of our inventories to less than our cost, we would be required to recognize additional expense in our cost of sales in the same period. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, technological developments or the market value of DRAM ICs or NAND flash could have a material effect on the value of our inventories and our reported operating results.

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

Interest expense. Interest expense consists primarily of interest associated with our loan agreement with Fortress, an affiliate of Fortress Investment Group LLC and successor to DBD Credit Funding, LLC, including fees related to the term loans, accretion of debt discount and amortization of debt issuance costs.  We recognize accretion of debt discount and amortization of interest costs using the effective interest method.

Recent Accounting Pronouncements.  In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  On April 29, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date or for reporting periods beginning after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method and we are currently assessing the impact of the adoption of ASU 2014-9 on our consolidated financial statements and disclosure.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 28,	March 29,
	2015	2014

Net sales	100%	100%
Cost of sales	67	72
Gross profit	33	28
Operating expenses:
Research and development	65	13
Intellectual property legal fees	168	16
Selling, general and administrative	83	23
Total operating expenses	316	51
Operating loss	(283)	(23)
Other expense, net:
Interest expense, net	(22)	(6)
Other income, net	-	-
Total other expense, net	(22)	1
Loss before provision for income tax	(305)	(29)
Provision for income taxes	-	-
Net loss	(305)%	(29)%

Three Months Ended March 28, 2015  Compared to Three Months Ended March 29, 2014

Net Sales, Cost of Sales and Gross Profit

The following tables present net sales, cost of sales and gross profit for the three months ended March 28, 2015 and March 29, 2014 (in thousands, except percentages):

	Three Months Ended
	March 28,	March 29,		%
	2015	2014	Change	Change

Net sales	$2,114	$7,001	$(4,887)	(70)%
Cost of sales	1,415	5,016	(3,601)	(72)%
Gross profit	$699	$1,985	$(1,286)	(65)%
Gross margin	33.1%	28.4%	4.7%

Net Sales.  The decrease in net sales for the three months ended March 28, 2015 as compared with the three months ended March 29, 2014 resulted primarily from a decrease in sales of approximately (i) $2.9 million of NVvault™, (ii) $0.3 million of HyperCloud® sales, (iii) $0.4 million in flash sales, (iv) $0.5 million of Planar X VLP and (v) $0.6 million in other VLP sales.

Gross Profit and Gross Margin.  The increase in gross profit and margin for the three months ended March 28, 2015 as compared with the three months ended March 29, 2014 is primarily the result of a change in our product mix and a higher margin on our NVvault™ sales in three months ended March 28, 2015.

Research and Development.

The following tables present research and development expenses for three months ended March 28, 2015 and March 29, 2014 (in thousands, except percentages):

	Three Months Ended
	March 28,	March 29,		%
	2015	2014	Change	Change

Research and development	$1,384	$878	$506	58%

The increase in research and development expense in the three months ended March 28, 2015, as compared with the three months ended March 29, 2014 is primarily attributable to an increase of $0.5 million in engineering headcount and overhead expenses.

Intellectual Property Legal Fees.

The following table presents intellectual property legal fees for three months ended March 28, 2015 and March 29, 2014 (in thousands, except percentages):

	Three Months Ended
	March 28,	March 29,		%
	2015	2014	Change	Change

Intellectual property legal fees	$3,542	$1,097	$2,445	223%

The increase in intellectual property legal fees during the three months ended March 28, 2015, as compared with the three months ended March 29, 2014 resulted from an increase in legal fees incurred for trade secret litigation to protect our intellectual property.

Selling, General and Administrative.

The following tables present selling, general and administrative expenses for the three months ended March 28, 2015 and March 29, 2014 (in thousands, except percentages):

	Three Months Ended
	March 28,	March 29,		%
	2015	2014	Change	Change

Selling, general and administrative	$1,759	$1,622	$137	8%

Selling, general and administrative expense increased by approximately $0.1 million for the three months ended March 28, 2015, as compared to the three months ended March 29, 2014.  This increase was primarily due to an increase of $0.2 million in legal and outside consulting services, partially offset by a decrease of approximately $0.1 million in sales commission expense.

Other Income (Expense).

The following table presents other income (expense) for the three months ended March 28, 2015 and March 29, 2014 (in thousands, except percentages):

	Three Months Ended
	March 28,	March 29,		%
	2015	2014	Change	Change

Interest expense, net	$(480)	$(395)	$(85)	22%
Other income, net	9	(11)	20	(182)%
Total other expense, net	$(471)	$(406)	$(65)	16%

The increase in interest expense for the three months ended March 28, 2015 compared with the three months ended March 29, 2014 is primarily due to amortization of the additional debt issuance costs associated with the new term loan funded in February 2015 with Fortress Credit Opportunities I LP (“Fortress”) as successor to DBD Credit Funding, LLC.

Other expense, net, for the three months ended March 28, 2015 and March 29, 2014 was not material.

Provision for Income Taxes.

The following table presents the provision for income taxes for the three months ended March 28, 2015 and March 29, 2014 (in thousands, except percentages):

	Three Months Ended
	March 28,	March 29,		%
	2015	2014	Change	Change

Provision for income taxes	$1	$-	$1	100%

We did not record a benefit for income taxes for the three months ended March 28, 2015 and March 29, 2014, as tax benefits resulting from operating losses generated were fully reserved.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity securities, debt instruments and cash generated from operations.  We have also funded our operations with a revolving line of credit and term loans under bank credit facilities and capitalized lease obligations.

Working Capital and Cash and Cash Equivalents

The following table presents working capital and cash and cash equivalents (in thousands) as of March 28, 2015 and December 27, 2014:

	March 28,	December 27,
	2015	2014
Working capital	$14,229	$7,907
Cash and cash equivalents(1)	$19,558	$11,040

(1)	Included in working capital

Our working capital and cash and cash equivalents increased in the three months ended March 28, 2015 primarily as a result of our 2015 Offering, in which we raised net proceeds of approximately $10.6 million offset by an increase in the current portion of long term debt from our loan with Fortress.

Cash Provided by (Used in) in the Three Months Ended March 28, 2015 and March 29,  2014.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 28,	March 29,
	2015	2014

Net cash provided by (used in):
Operating activities	$(5,065)	$307
Investing activities	(38)	(36)
Financing activities	13,621	11,002
Net change in cash and cash equivalents	$8,518	$11,273

Operating Activities.  Net cash used in operating activities for the three months ended March 28, 2015 was primarily the result of a net loss of approximately $6.5 million, partially offset by (i) approximately $0.5 million in net cash provided by changes in operating assets and liabilities, which were primarily from changes in restricted cash, inventories, accounts receivable, prepaid expenses and other assets and accounts payable (ii) approximately $0.9 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discount and debt issuance costs and stock based compensation.  Net cash provided by operating activities for the three months ended March 29, 2014 was primarily the result of a net loss of approximately $2.0 million,  offset by (i) approximately $1.3 million in net cash provided by changes in operating assets and liabilities, which were primarily from changes in inventories, accounts receivable, prepaid expenses and other assets (ii) approximately $1.0 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discount and debt issuance costs and stock based compensation.

Accounts receivable decreased by approximately $0.2 million during the three months ended March 28, 2015, which we attribute primarily to a decrease in sales in the first three months of 2015.

Inventories decreased by approximately $0.06 million during the three months ended March 28, 2015 as we utilized inventory on hand to support our sales during the first three months of 2015.

Investing Activities. Net cash used in investing activities for three months ended March 28, 2015 and March 29, 2014 was primarily the result our purchase of property and equipment, partially offset by proceeds we received from the sale of property and equipment.

Financing Activities.  Net cash provided by financing activities for three months ended March 28, 2015 was primarily the result of our February 2015 Offering, where we raised net proceeds of approximately $10.6 million and, from a new term loan of approximately $3.7 million, net of debt issuance costs, with Fortress.

Net cash provided by financing activities for the three months ended March 29, 2014 was primarily the result of our 2014 Offering, where we raised approximately $10.3 million and, to a lesser extent, our receipt of $0.7 million in proceeds from the partial exercise of an outstanding warrant to purchase our common stock.

Capital Resources

Silicon Valley Bank Credit Agreement

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was amended most recently on April 23, 2015 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

The SVB Credit Agreement requires letters of credit to be secured by cash. At March 28, 2015, letters of credit in the amount of $1.6 million were outstanding.

Following its amendment on July 18, 2013, the SVB Credit Agreement permits the debt financing and security interests contemplated under our Loan Agreement with DBD (described below) and releases certain patents and related assets from the collateral subject to SVB’s security interest under the SVB Credit Agreement. Additionally, pursuant to the SVB Credit Agreement, advances under the revolving line now accrue interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%. The SVB Credit Agreement also relaxed our tangible net worth covenant. Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed.  On September 30, 2014, the SVB Credit Agreement was amended again to further modify our tangible net worth covenant and to extend the maturity date of our revolving line under the SVB Credit Agreement to September 29, 2015.  On April 23, 2015, the SVB Credit Agreement was amended again to modify the tangible net worth covenant.

We made no borrowings under the SVB Credit Agreement in the three months ended March 28, 2015 or the year ended December 27, 2014. At March 28, 2015 and December 27, 2014, we had borrowing availability of approximately $0.7 million and $0.9 million, respectively.

Loan Agreement with Fortress Credit Opportunities I LP

Concurrent with our amendment of the SVB Credit Agreement, on July 18, 2013, we entered into a loan and security agreement (as amended, the “Loan Agreement”), with Fortress Credit Opportunities I LP, a Delaware limited liability company (“Fortress”), as successor to DBD Credit Funding  LLC, providing for up to $10 million in term loans and up to $5 million in revolving loans.  The term loans are available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans are available at Fortress’s discretion and subject to customary conditions precedent.  The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay our existing consolidated term loan with Silicon Valley Bank. The remainder of such funds are available to fund our ongoing working capital needs. On February 17, 2015, we amended the Loan Agreement (“Loan Amendment”) to accelerate the availability of the term loan and we borrowed the remaining $4 million in term loans.  In connection with the Loan Agreement, we paid a facility fee and an amendment and restructuring fee; the Company must also pay an annual management and monitoring fee.  The conditional facility fee due upon satisfaction of the IP Monetization Milestone was deemed fully earned pursuant to the Loan Amendment.

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

Monetization Letter Agreement

Concurrently with the execution of the Loan Agreement, the Company and Drawbridge Special Opportunities Fund LP (“Drawbridge”) entered into a Monetization Letter Agreement (as amended, the “Letter Agreement”).  In connection with the Loan Amendment, we also amended the Letter Agreement on February 17, 2015.  The Letter Agreement provides, among other things, that DBD may be entitled to share in certain monetization revenues that we may derive in the future related to our patent portfolio (the “Patent Portfolio”).  The Patent Portfolio does not include certain patents relating to the NVvault™ product line.  Monetization revenues subject to this arrangement include revenues recognized during the seven year term of the Letter Agreement from amounts (whether characterized as settlement payments, license fees, royalties, damages, or otherwise) actually paid to us or our subsidiaries in connection with any assertion of, agreement not to assert, or license of, the Patent Portfolio (in whole or in part) either (A) in consideration of the grant of a license or covenant not sue, or other immunity with respect to the Patent Portfolio, or (B) as a damages award with respect to such assertion of the Patent Portfolio, less certain legal fees and expenses (subject to a cap on such fees and expenses).  Monetization revenues also include the value attributable to the Patent Portfolio in any sale of the Company during the seven year term, subject to a maximum amount payable to Drawbridge.  The Letter Agreement also requires that the we use commercially reasonable efforts to pursue opportunities to monetize the Patent Portfolio during the term of the Letter Agreement, provided that we are under no obligation to pursue any such opportunities that we do not deem to be in our best interest.  Notwithstanding the foregoing, there can be no assurance that we will be successful in these efforts, and we may expend resources in pursuit of monetization revenues that may not result in any benefit to us.

February 2015 Public Offering of Common Stock

On February 24, 2015, we completed a registered firm commitment underwritten public offering of shares of our common stock (the “2015 Offering”). In the 2015 Offering, we issued and sold to the Underwriter 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the Company and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of common stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Liquidity

We incurred net losses of approximately $6.5 million and $2.0 million for the three months ended March 28, 2015 and March 29, 2014, respectively.

On February 24, 2015, we completed the 2015 Offering of shares of our common stock. In the 2015 Offering, we issued and sold to the Underwriter 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the us and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended March 28, 2015.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended March 28, 2015, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth in the sections entitled Litigation and Patent Reexaminations under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

Item 1A.Risk Factors

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

•	our failure to maintain the qualification of our products with our current customers or to qualify current and future products with our current or prospective customers in a timely manner or at all;

•	the timing of actual or anticipated introductions of competing products or technologies by us or our competitors, customers or suppliers;

•	our ability to procure an adequate supply of key components, particularly DRAM ICs and NAND flash;

•	the loss of, or a significant reduction in sales to, a key customer;

•	the cyclical nature of the industry in which we operate;

•	a reduction in the demand for our high performance memory subsystems or the systems into which they are incorporated;

•	our customers’ failure to pay us on a timely basis;

•	costs, inefficiencies and supply risks associated with outsourcing portions of the design and the manufacture of integrated circuits;

•	our ability to absorb manufacturing overhead if our revenues decline or vary from our projections;

•	delays in fulfilling orders for our products or a failure to fulfill orders;

•	dependence on large suppliers who are also competitors and whose manufacturing priorities may not support our production schedules;

•	changes in the prices of our products or in the cost of the materials that we use to build our products, including fluctuations in the market price of DRAM ICs and NAND flash;

•	our ability to effectively operate our manufacturing facility in the PRC;

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

For the three months ended March 28, 2015 and March 29, 2014, our NVvault™ non‑volatile RDIMM used in cache‑protection and data logging applications, including our NVvault™ battery‑free, the flash‑based cache system, accounted for approximately 44% and 55% of total net sales, respectively. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell, and we recognized no NVvault™ sales to Dell in the three months ended March 28, 2015 and March 29, 2014.  We expect no future demand from Dell for our DDR2 NVvault™. In order to leverage our NVvault™ technology and diversify our customer base, and to secure one or more new key customers other than Dell, we continue to pursue additional qualifications of NVvault™ with other OEMs and to target customer applications such as online transaction processing (“OLTP”), virtualization, big data analytics, high speed transaction processing, high performance database, and in‑memory database applications. We also introduced EXPRESSvault™ in March 2011, and we continue to pursue qualification of next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other products such as HyperVault and other high‑density and high-performance solutions. HyperVault is still under development and may require substantial additional investment and the services and attention of key employees who have competing demands on their available time. We may not be successful in expanding our qualifications or in marketing any new or enhanced products.

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

We experienced a longer qualification cycle than anticipated with our HyperCloud® memory subsystems, and as a result, we have not generated significant HyperCloud® product revenues to date relative to our investment in the product. We entered into collaborative agreements with both IBM and HP pursuant to which these OEMs qualified the 16GB and 32GB versions of HyperCloud® for use with their products. While we and each of the OEMs committed financial and other resources toward the collaboration, the efforts undertaken with each of these collaborative agreements have not resulted in significant revenues or product margins for us to date relative to our investment in developing and marketing these products. We must secure an adequate supply of DRAM in order to continue to sell our HyperCloud® product in future periods and, even assuming we are successful in maintaining an adequate supply, we cannot provide any assurances that we will achieve sufficient revenues or margins from our HyperCloud® products.

Additionally, if the demand for servers deteriorates or if the demand for our products to be incorporated in servers declines, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target markets. We may not be able to achieve this diversification, and our inability to do so may adversely affect our business.

We use a small number of custom ASIC, DRAM ICs and NAND flash suppliers and are subject to risks of disruption in the supply of custom ASIC, DRAM ICs and NAND flash.

Our ability to fulfill customer orders or produce qualification samples is dependent on a sufficient supply of DRAM ICs and NAND flash, which are essential components of our memory subsystems. We are also dependent on a sufficient supply of custom ASIC devices to produce our HyperCloud® memory modules. There are a relatively small number of suppliers of DRAM ICs and NAND flash, and we purchase from only a subset of these suppliers. We have no long‑term DRAM or NAND flash supply contracts.

From time to time, shortages in DRAM ICs and NAND flash have required some suppliers to limit the supply of their DRAM ICs and NAND flash. We have experienced supply chain disruptions and shortages of DRAM and flash required to create our HyperCloud®, NVvault and Planar X VLP products, and we are continually working to secure adequate supplies of DRAM and flash necessary to fill customers’ orders for our products in a timely manner. If we are unable to obtain a sufficient supply of DRAM ICs or NAND flash to meet our customers’ requirements, these customers may reduce future orders for our products or not purchase our products at all, which would cause our net sales to decline and harm our operating results. In addition, our reputation could be harmed and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

Additionally, we could face obstacles in moving production of our ASIC components away from our current design and production partners. Our dependence on a small number of suppliers and the lack of any guaranteed sources of ASIC components, DRAM and NAND flash supply expose us to several risks, including the inability to obtain an adequate supply of these important components, price increases, delivery delays and poor quality.

Historical declines in customer demand and our revenues caused us to reduce our purchases of DRAM ICs and NAND flash. Such fluctuations could occur in the future. Should we not maintain sufficient purchase levels with some suppliers, our ability to obtain supplies of raw materials may be impaired due to the practice of some suppliers to allocate their products to customers with the highest regular demand.

Our customers qualify the ASIC components, DRAM ICs and NAND flash of our suppliers for use in their systems. If one of our suppliers should experience quality control problems, it may be disqualified by one or more of our customers. This would disrupt our supplies of ASIC components, DRAM ICs and NAND flash and reduce the number of suppliers available to us, and may require that we qualify a new supplier. If our suppliers are unable to produce qualification samples on a timely basis or at all, we could experience delays in the qualification process, which could have a significant impact on our ability to sell that product.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 25% of our net sales in the three months ended March 28, 2015 were to one customer. Approximately 14%, 10%, 10%, 19% and 19% of our nets sales in the three months ended March 29, 2014 were to five of our customers. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of March 28, 2015, we had 55 U.S. and foreign patents issued and over 30 pending applications worldwide. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

We may experience substantial period-to-period fluctuations in future operating results due to factors affecting the computing, networking, communications, printers, storage and industrial markets. A decline or significant shortfall in demand in any one of these markets could have a material adverse effect on the demand for our products and as a result, our sales will likely decline during these periods. In addition, because many of our costs and operating expenses are relatively fixed, if we are unable to control our expenses adequately in response to reduced sales, our gross margins, operating income and cash flow would be negatively impacted.

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

We make significant decisions regarding the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. We do not have long-term purchase agreements with our customers. Instead, our customers often place purchase orders no more than two weeks in advance of their desired delivery date, and these purchase orders generally have no cancellation or rescheduling penalty provisions. The short-term nature of commitments by many of our customers, the fact that our customers may cancel or defer purchase orders for any reason, and the possibility of unexpected changes in demand for our customers’ products each reduce our ability to accurately estimate future customer requirements for our products. This fact, combined with the quick turn-around times that apply to each order, makes it difficult to forecast our production needs and allocate production capacity efficiently. We attempt to forecast the demand for the DRAM ICs, NAND flash, and other components needed to manufacture our products. Lead times for components vary significantly and depend on various factors, such as the specific supplier and the demand and supply for a component at a given time.

Our production expense and component purchase levels are based in part on our forecasts of our customers’ future product requirements and to a large extent are fixed in the short term. As a result, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in those orders. If we overestimate customer demand, we may have excess raw material inventory of DRAM ICs and NAND flash. If there is a subsequent decline in the prices of DRAM ICs or NAND flash, the value of our inventory will fall. As a result, we may need to write-down the value of our DRAM IC or NAND flash inventory, which may result in a significant decrease in our gross margin and financial condition. Also, to the extent that we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our finished goods inventory. In the past, we have had to write-down inventory due to obsolescence, excess quantities and declines in market value below our costs. Any significant shortfall of customer orders in relation to our expectations could hurt our operating results, cash flows and financial condition.

Also, any rapid increases in production required by our customers could strain our resources and reduce our margins. If we underestimate customer demand, we may not have sufficient inventory of DRAM ICs and NAND flash on hand to manufacture enough product to meet that demand. We also may not have sufficient manufacturing capacity at any given time to meet our customers’ demands for rapid increases in production. These shortages of inventory and capacity will lead to delays in the delivery of our products, and we could forego sales opportunities, lose market share and damage our customer relationships.

Declines in our average sales prices, driven by volatile prices for DRAM ICs and NAND flash, among other factors, may result in declines in our revenues and gross profit.

Our industry is competitive and historically has been characterized by declines in average sales price, based in part on the market price of DRAM ICs and NAND flash, which have historically constituted a substantial portion of the total cost of our memory subsystems. Our average sales prices may decline due to several factors, including overcapacity in the worldwide supply of DRAM and NAND flash memory components as a result of worldwide economic conditions, increased manufacturing efficiencies, implementation of new manufacturing processes and expansion of manufacturing capacity by component suppliers.

Once our prices with a customer are negotiated, we are generally unable to revise pricing with that customer until our next regularly scheduled price adjustment. Consequently, we are exposed to the risks associated with the volatility of the price of DRAM ICs and NAND flash during that period. If the market prices for DRAM ICs and NAND flash increase, we generally cannot pass the price increases on to our customers for products purchased under an existing purchase order. As a result, our cost of sales could increase and our gross margins could decrease. Alternatively, if there are declines in the price of DRAM ICs and NAND flash, we may need to reduce our selling prices for subsequent purchase orders, which may result in a decline in our expected net sales.

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

Our production expense and component purchase levels are based in part on our forecasts of our customers’ future product requirements and to a large extent are fixed in the short term. As a result, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in those orders. If we overestimate customer demand, we may have excess raw material inventory of DRAM ICs and NAND flash. If there is a subsequent decline in the prices of DRAM ICs or NAND flash, the value of our inventory will fall. As a result, we may need to write-down the value of our DRAM IC or NAND flash inventory, which may result in a significant decrease in our gross margin and financial condition. Also, to the extent that we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our finished goods inventory. In the past, we have had to write-down inventory due to obsolescence, excess quantities and declines in market value below our costs. Any significant shortfall of customer orders in relation to our expectations could hurt our operating results, cash flows and financial condition.

Also, any rapid increases in production required by our customers could strain our resources and reduce our margins. If we underestimate customer demand, we may not have sufficient inventory of DRAM ICs and NAND flash on hand to manufacture enough product to meet that demand. We also may not have sufficient manufacturing capacity at any given time to meet our customers’ demands for rapid increases in production. These shortages of inventory and capacity will lead to delays in the delivery of our products, and we could forego sales opportunities, lose market share and damage our customer relationships.

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

To date, we have been highly dependent on the experience, relationships and technical knowledge of certain key employees. We believe that our future success will be dependent on our ability to retain the services of these key employees, develop their successors, reduce our reliance on them, and properly manage the transition of their roles should departures occur. The loss of these key employees  or their inability to provide their services could delay the development and introduction of, and negatively impact our ability to sell, our products and otherwise harm our business. We do not have employment agreements with any of these key employees other than Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board. We maintain “Key Man” life insurance on Chun K. Hong; however, we do not carry “Key Man” life insurance on any of our other key employees.

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

As of April 30, 2015, approximately 12.6% of our outstanding common stock was held by affiliates, including 11.3% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

On May 7, 2015, we received a deficiency letter (the “Bid Price Notification Letter”) from NASDAQ notifying us that we no longer meet NASDAQ’s requirements for continued listing on the NASDAQ Global Market under NASDAQ Listing Rule 5450(a)(1) (the “Bid Price Rule”) because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days. The notification letter does not impact the Company’s listing on the NASDAQ Global Market at this time and the Company’s common stock remains listed on the NASDAQ Global Market under the symbol NLST.  NASDAQ explained in the Bid Price Notification Letter that under NASDAQ Listing Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until November 3, 2015, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days. If we have not met the requirements of the Bid Price Rule by November 3, 2015, but meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market (other than the Bid Price Rule), then we may be eligible for an additional 180 day compliance period by submitting an application to transfer our securities to The Nasdaq Capital Market. In order to qualify, we will need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, which would need to be approved by our stockholders. If it appears to NASDAQ staff that we will not be able to cure the deficiency during this second compliance period, or if we are otherwise not eligible, the staff will provide notice that our securities will be subject to delisting. We may also appeal NASDAQ’s delisting determination to a NASDAQ Hearings Panel.

On May 7, 2015, we received a deficiency letter (the “Market Value Notification Letter”) from NASDAQ notifying us that we no longer meet NASDAQ’s requirements for continued listing on the NASDAQ Global Market under NASDAQ Listing Rule 5450(b)(2)(A) (the “Market Value Rule”) because we did not maintain a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 at least once over a period of 30 consecutive trading days. MVLS is calculated by multiplying the total shares outstanding by the daily closing bid price. The notification letter does not impact the Company’s listing on the NASDAQ Global Market at this time and the Company’s common stock remains listed on the NASDAQ Global Market under the symbol NLST.  NASDAQ explained in the Market Value Notification Letter that under NASDAQ Listing Rule 5810(c)(3)(C), we will be afforded 180 calendar days, or until November 3, 2015, to regain compliance with the Market Value Rule. To regain compliance, our MVLS must meet or exceed $50,000,000 for at least 10 consecutive business days. If we have not met the requirements of the Market Value Rule by November 3, 2015, the staff will provide notice that our securities will be subject to delisting. At that time we may appeal NASDAQ’s delisting determination to a NASDAQ Hearings Panel. Alternatively, we may submit an application to transfer our securities to The Nasdaq Capital Market.

We are evaluating various actions to pursue to ensure compliance with NASDAQ’s continued listing requirements, and there can be no assurance that we will be able to regain compliance with NASDAQ’s continued listing requirements. If we fail to regain compliance with the Bid Price Rule, the Market Value Rule or otherwise maintain the standards required now or in future by NASDAQ, our common stock could be delisted. Such delisting could cause our stock to be classified as “penny stock,” among other potentially detrimental consequences, any of which could significantly impact our stockholders’ ability to sell shares of our common stock or to sell shares at a price that a stockholder may deem to be acceptable.

Item 6.Exhibits

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

10.1+

Second Amendment to Loan and Security Agreement, dated February 17, 2015, among Netlist, Inc., Fortress Credit Opportunities I LP as successor to DBD Credit Funding LLC and Drawbridge Special Opportunity Fund LP.

10.2*	First Amendment to Monetization Letter Agreement, dated February 17, 2015, between Netlist, Inc. and Drawbridge Special Opportunity Fund LP.

10.3+	Stock Purchase Warrant, issued by Netlist, Inc. on February 17, 2015 to Drawbridge Special Opportunity Fund LP.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

+ Filed herewith.

*Filed herewith.  Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the document filed as an exhibit to this report.  A complete copy of the agreement, including the redacted terms, has been separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2015		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)