Form 10-Q
period 2015-06-27
NETLIST INC
filed 2015-08-11
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

or

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

50,354,363 shares outstanding at July 31, 2015

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 27, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	June 27,	December 27,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$16,524	$11,040
Restricted cash	1,600	700
Accounts receivable, net of allowance for doubtful accounts of $61 (2015) and $61 (2014)	665	1,091
Inventories	1,948	1,880
Prepaid expenses and other current assets	855	988
Total current assets	21,592	15,699

Property and equipment, net	196	393
Other assets	77	150
Total assets	$21,865	$16,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,237	$3,957
Accrued payroll and related liabilities	667	710
Accrued expenses and other current liabilities	392	420
Accrued engineering charges	500	500
Current portion of long-term debt, net of debt discount	4,260	2,205
Total current liabilities	12,056	7,792
Long-term debt, net of current portion and debt discount	4,387	3,632
Long-term warranty liability	46	99
Total liabilities	16,489	11,523
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value - 90,000 shares authorized; 50,354 (2015) and 41,498 (2014) shares issued and outstanding	50	41
Additional paid-in capital	129,007	117,546
Accumulated deficit	(123,681)	(112,868)
Total stockholders' equity	5,376	4,719
Total liabilities and stockholders' equity	$21,865	$16,242

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Net sales	$1,429	$4,887	$3,543	$11,888
Cost of sales(1)	1,324	3,908	2,739	8,924
Gross profit	105	979	804	2,964
Operating expenses:
Research and development(1)	1,536	1,233	2,920	2,111
Intellectual property legal fees	2,238	1,069	5,780	2,166
Selling, general and administrative(1)	1,744	1,781	3,503	3,403
Total operating expenses	5,518	4,083	12,203	7,680
Operating loss	(5,413)	(3,104)	(11,399)	(4,716)
Other income (expense), net:
Interest expense, net	(489)	(393)	(969)	(788)
Other income (expense), net	1,548	6	1,556	(5)
Total other income (expense), net	1,059	(387)	587	(793)
Loss before provision for income tax	(4,354)	(3,491)	(10,812)	(5,509)
Provision for income taxes	-	2	1	2
Net loss	$(4,354)	$(3,493)	$(10,813)	$(5,511)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.08)	$(0.23)	$(0.14)
Weighted-average common shares outstanding:
Basic and diluted	50,354	41,472	47,530	39,134

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$12	$14	$26	$29
Research and development	148	181	338	369
Selling, general and administrative	248	320	555	648

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 27,	June 28,
	2015	2014

Cash flows from operating activities:
Net loss	$(10,813)	$(5,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282	535
Capitalized payment -in- kind interest	170	123
Amortization of debt discount and debt issuance costs	473	402
Realized loss on sale of equipment	1	6
Stock-based compensation	919	1,046
Changes in operating assets and liabilities:
Restricted cash	(900)	-
Accounts receivable	426	1,885
Inventories	(68)	157
Prepaid expenses and other assets	477	314
Accounts payable	2,280	(434)
Accrued payroll and related liabilities	(43)	125
Accrued expenses and other current liabilities	(80)	(47)
Net cash used in operating activities	(6,876)	(1,399)
Cash flows from investing activities:
Acquisition of property and equipment	(88)	(79)
Proceeds from sale of equipment	2	3
Net cash used in investing activities	(86)	(76)
Cash flows from financing activities:
Proceeds from long- term loan, net of issuance costs	3,727	-
Payments on debt	(1,832)	(109)
Proceeds from public offering, net	10,543	10,276
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	8	791
Net cash provided by financing activities	12,446	10,958
Net change in cash and cash equivalents	5,484	9,483
Cash and cash equivalents at beginning of period	11,040	6,701
Cash and cash equivalents at end of period	$16,524	$16,184

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2015

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

Liquidity

The Company incurred net losses of approximately $10.8 million and $5.5 million for the six months ended June 27, 2015 and June 28, 2014, respectively.

On February 24, 2015, the Company completed a registered firm commitment underwritten public offering (the “2015 Offering”) of shares of the Company’s common stock. In the 2015 Offering, the Company issued and sold to the underwriter (“Underwriter”)  8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the Company and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

If adequate working capital is not available when needed, the Company may be required to restructure its debt, enter into new credit agreements, and significantly modify its business model and operations to reduce spending to a sustainable level. Insufficient working capital could cause the Company to be unable to execute its business plan, take advantage of future opportunities, respond to competitive pressures or customer requirements or defend its trade secrets and other intellectual property. It may also cause the Company to delay, scale back or eliminate some or all of its research and development programs, or to reduce or cease operations. While there is no assurance that the Company can meet its revenue forecasts, management anticipates that it can continue operations for at least the next twelve months.

Reclassifications

Intellectual property legal fees for the three and six months ended June 28, 2014 are now reported under their own caption, separate from research and development expenses, in the accompanying condensed consolidated statement of operations for the three and six months ended June 28, 2014, in order to conform to the current period presentation. In addition, other assets are now combined with prepaids and other current assets, in the accompanying condensed consolidated statement of cash flows for the six months ended June 28, 2014, in order to conform to the current period presentation.

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

The condensed consolidated financial statements included herein as of June 27, 2015 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of June 27, 2015 and the condensed consolidated statements of operations for the three and six months ended June 27, 2015 and June 28, 2014 and the condensed consolidated statements of cash flows for the six months ended June 27, 2015 and June 28, 2014. The results of operations for the six months ended June 27, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Restricted Cash

Restricted cash of $1.6 million, as of June 27, 2015, consists of cash to secure three standby letters of credit and $0.9 million to secure a bond associated with a lawsuit (see Note 7).

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and its historical experience.  Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted. At June 27, 2015 and December 27, 2014 the Company had an allowance for doubtful accounts of $61,000.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of June 27, 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

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

The Company has also invested a significant portion of its research and development budget into the design of ASIC and FPGA devices, including the HyperCloud® and HyperVault memory subsystems, and the NVvault family of products. These products are subject to increased risks as compared to the Company’s legacy products.  The Company may be unable to achieve customer or market acceptance of its products, or achieve such acceptance in a timely manner. The Company experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and has experienced supply chain disruption and a shortage of DRAM and flash required to create the HyperCloud® memory subsystem and NVvault products.  As of June 27, 2015, Hypercloud has not generated significant revenue relative to the Company’s investment in the product.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted. The liabilities of the Company’s subsidiaries in the PRC exceeded its assets as of June 27, 2015 and December 27, 2014.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three and six months ended June 27, 2015 or June 28, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. ASU 2014-9 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB approved amendments deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date or for reporting periods beginning after December 15, 2016.  The Company has not yet selected a transition method and is currently assessing the impact of the adoption of AUS 2014-9 will have on its consolidated financial statements and disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The amendments in this Update should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company is currently assessing this guidance for future implementation.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this Update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this Update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. The Company is currently assessing this guidance for future implementation.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	(unaudited)	(audited)
	June 27,	December 27,
	2015	2014

Raw materials	$1,254	$984
Work in process	127	23
Finished goods	567	873
	$1,948	$1,880

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Six Months Ended
	June 27,	June 28,
	2015	2014

Beginning balance	$246	$249
Estimated cost of warranty claims charged to cost of sales	19	109
Cost of actual warranty claims	(149)	(114)
Ending balance	116	244
Less current portion	(70)	(146)
Long-term warranty liability	$46	$98

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Basic and diluted net loss per share:
Numerator: Net loss	$(4,354)	$(3,493)	$(10,813)	$(5,511)
Denominator: Weighted-average common shares
outstanding, basic and diluted	50,354	41,472	47,530	39,134
Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.23)	$(0.14)

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

	Three months ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Common share equivalents	73	335	76	460

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended			Six Months Ended
	June 27,		June 28,	June 27,		June 28,
	2015		2014	2015		2014
Customer:
Customer A	29%		19%	27%		16%
Customer B	*	%	20%	*	%	14%
Customer C	*	%	* %	*	%	11%
Customer D	*	%	30%	*	%	24%
Customer E	29%		* %	16%		* %

* less than 10% of net sales

The Company’s accounts receivable as of June 27, 2015 were concentrated with three customers, representing approximately 11%,  56% and 27% of aggregate gross receivables. At December 27, 2014,  three customers represented approximately 13%,  49% and 11% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Six Months Ended
	June 27,	June 28,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities:
Issuance costs associated with February public offering	$-	$125
Debt issuance costs associated with February debt financing	$273	$-
Debt financing of directors and officers insurance	$247	$-

Note 4—Credit Agreements

Silicon Valley Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank (“SVB”), which was amended on April 23, 2015 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that the Company can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

On July 18, 2013, the Company and SVB entered into a loan amendment (“SVB Amendment”) to the Company’s loan and security agreement with SVB.  Pursuant to the SVB Amendment, SVB allowed for the financing and security interests contemplated under the loan agreement entered into with Fortress (as defined below) and released certain patents and related assets relating to the NVvault™ product line from the collateral subject to SVB’s security interest under the SVB Credit Agreement.  Additionally, pursuant to the SVB Amendment, advances under the revolving line now accrue interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%.  The SVB Amendment also relaxed the Company’s tangible net worth covenant under the SVB Credit Agreement.  Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed pursuant to the SVB Amendment. Under the terms of the SVB Credit Agreement, the Company may draw revolving advances in an aggregate outstanding principal amount of up to the lesser of $5 million or the available borrowing base, subject to reserve amounts.  The Company’s borrowing base under the SVB Credit Agreement is subject to certain adjustments and up to the lesser of 80% of eligible accounts receivable, or (ii) $5.0 million.

SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheet. At June 27, 2015, letters of credit in the amount of $1.6 million were outstanding.

The following tables present details of interest expense related to borrowings on the line of credit with SVB, along with availability under our credit line with SVB (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Interest expense	$14	$25	$27	$49

The following table presents details of the Company’s available borrowings under our line of credit with SVB:

	(unaudited)	(audited)
	June 27,	December 27,
	2015	2014
Availability under the revolving line of credit	$506	$882

All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets, other than its intellectual property, which is subject to a first priority lien held by Fortress Credit Opportunities I, LP, an affiliate of Fortress Investment Group, LLC (“Fortress”) and successor to DBD Credit Funding, LLC. The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends.    On April 23, 2015, the SVB Credit Agreement was amended to modify the tangible net worth covenant effective as of February 1, 2015.  As of June 27, 2015, the Company was in compliance with its debt covenants.

Fortress Credit Opportunities I LP Loan and Security Agreement and Related Agreements

On July 18, 2013, the Company, entered into a loan agreement (as amended, “Loan Agreement”) with Fortress, providing for up to $10 million in term loans and up to $5 million in revolving loans.  The term loans are available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans are available at Fortress’s discretion and subject to customary conditions precedent.  The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay the Company’s existing Consolidated Term Loan with SVB. The remainder of such funds will be used to fund the Company’s ongoing working capital needs.  On February 17, 2015,  the Loan Agreement was amended to accelerate the availability of the term loan and the Company borrowed the remaining $4 million in term loans.

The loans bear interest at a stated fixed rate of 11.0% per annum.  Until the last business day of February 2015, the payments on the term loans are interest-only at a cash rate of 7.0% per annum and a payment-in-kind deferred cash interest rate of 4.0%, which payment-in-kind interest is capitalized semi-annually, beginning with December 31, 2013.  Beginning with the last business day of February 2015, the term loans are amortized with 65% of the principal amount due in equal monthly installments over the following seventeen (17) months with a balloon payment equal to 35% of the remaining principal amount of the term loans, plus accrued interest, being payable on July 18, 2016 (the

"Maturity Date").  Term loan payments, of approximately $370,000,  including the $4 million borrowed on February 17, 2015, are due monthly through June 18, 2016, with the remaining amount of approximately $4.3 million due on July 18, 2016.

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

The Company accounted for the warrants as a debt discount and has valued them based on the relative fair value at approximately $1,215,000, to be amortized over the term of the debt instrument, or three years, using the effective interest method.  For the three and six months ended June 27, 2015 and June 28, 2014, the Company amortized approximately $105,000,  $225,000, $120,000 and $243,000 respectively, as interest expense in the condensed consolidated statements of operations.

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

During the three and six months June 27, 2015 and June 28, 2014, the Company amortized approximately $127,000,  $248,000,  $79,000 and $159,000 respectively, as interest expense in the consolidated statements of operations relating to the consulting and other additional debt financing costs described above.

Note 5— Debt

Debt consists of the following (in thousands):

	(unaudited)	(audited)
	June 27,	December 27,
	2015	2014

Term Loan, Fortress, net of debt discount of $299 and $524	$8,537	$5,837
Note payable to others	110	-
	$8,647	$5,837
Less current portion (including discount)	(4,260)	(2,205)
	$4,387	$3,632

Interest expense related to debt is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Interest expense	$477	$370	$945	$742

Note 6—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Provision for income taxes	$-	$2	$1	$2
Effective tax rate	-%	(0.1)%	(0.0)%	(0.0)%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of June 27, 2015 and December 27, 2014. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company does not have any unrecognized tax benefits as of June 27, 2015 and December 27, 2014.

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

Inphi Litigation

In September 2009, the Company filed a patent infringement lawsuit against Inphi Corporation (“Inphi”) in the U.S. District Court for the Central District of California (the “Central District Court”). The complaint, as amended, alleges that Inphi is contributorily infringing and actively inducing the infringement of U.S. patents owned by the Company, including the ‘912 patent, U.S. Patent No. 7,532,537 (“the ‘537 patent”), which relates generally to memory modules with load isolation and memory domain translation capabilities, and U.S. Patent No. 7,636,274 (“the ‘274 patent”), which is related to the ‘537 patent and relates generally to load isolation and memory domain translation technologies. The Company is seeking damages and injunctive relief based on Inphi’s use of the Company’s patented technology. Inphi denied infringement and claimed that the three patents are invalid. In April 2010, Inphi requested but was later denied Inter Partes Reexaminations of the ‘912 patent, the ‘537 patent and the ‘274 patent by the USPTO. In June 2010, Inphi submitted new requests and was later granted Inter Partes Reexaminations of the ‘912 patent, the ‘537 patent and the ‘274 patent by the USPTO. The reexamination proceedings are described below. In connection with the reexamination requests, Inphi filed a motion to stay the patent infringement lawsuit with the Central District Court, which was granted. The Central District Court has requested that the Company notify it within one week of any action taken by the USPTO in connection with the reexamination proceedings, at which time the Central District Court may decide to maintain or lift the stay.

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

In the Central District Court, Smart Modular and Smart Worldwide filed motions on September 13, 2013, to dismiss or sever various counts related to the ‘295 patent. On September 26, 2013, Diablo filed a motion to dismiss Netlist’s claims for trade secret misappropriation, breach of contract, and unfair competition. On October 29, 2013, Smart Modular and Diablo filed motions to dismiss or transfer the patent claims related to the ULLtraDIMM memory module. On November 26, 2013, the Central District Court: (i) severed and transferred the claims related to the ‘295 patent to the Eastern District Court, which were stayed by the Eastern District Court on March 7, 2014, along with the other ‘295 patent related claims pending results of the ‘295 patent reexamination; (ii) severed and transferred to the Northern District Court the patent claims related to the ULLtraDIMM memory module; (iii) issued an order to show cause why the remaining claims should not also be transferred to the Northern District Court; and (iv) held in abeyance Diablo’s pending motion to dismiss and motion for judgment on the pleadings. The parties filed briefs in response to the order to show cause, and then on December 23, 2013, the Central District Court ordered the remaining claims to be transferred to the Northern District Court. All of the claims from the amended complaint filed on August 23, 2013, in the Central District Court have now been transferred to either the Northern District Court or the Eastern District Court.

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

Between June 18, 2014 and June 24, 2014, SanDisk filed petitions in the USPTO requesting Inter Partes Review (“IPR”) of the five Netlist patents asserted in the August 23, 2013 amended complaint.  Diablo similarly filed petitions requesting IPR of the two Netlist patents added in the second amended answer filed on January 21, 2014.  Netlist filed patent owner preliminary responses to all of the petitions associated with the seven asserted Netlist patents.  The USPTO issued decisions on the petitions in December, 2014, denying the petitions in their entirety as to three patents (U.S. Patent Nos. 8,516,187; 8,301,833; 8,516,185), granting a partial institution on one patent (U.S. Patent No. 8,001,434), and instituting a review of all claims in three patents  (U.S. Patent Nos. 7,881,150; 8,081,536; 8,359,501).  Reviews will therefore proceed related to four Netlist patents (U.S. Patent Nos. 8,001,434; 7,881,150; 8,081,536; 8,359,501) in accordance with established procedures.  On April 7, 2015, SanDisk filed additional petitions in the USPTO requesting IPR of the ‘150 patent and the ‘536 patent that are already under review.

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

‘386 Patent Reexamination

As noted above, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. In October 2010, Smart Modular requested and was later granted an Inter Partes Reexamination of the ‘386 patent. The reexaminations requested by Google and Smart Modular were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and Smart Modular filed their comments to the Company’s response in October 2011. In October 2012, the USPTO issued an ACP rejecting all 60 claims. The Company filed a response to the ACP on December 3, 2012. On June 21, 2013, the USPTO issued a Right of Appeal Notice (“RAN”) in which the examiner maintained his rejection of the claims. Netlist filed a notice of appeal on July 19, 2013. Google filed a notice of cross-appeal on August 2, 2013, and a cross-appeal brief on October 1, 2013. The Company filed an appeal brief and an amendment canceling some of the remaining claims on October 2, 2013 to further focus the issues on appeal. On February 24, 2014, the examiner entered the amendment canceling claims, withdrew the rejections related to those claims, but otherwise maintained the positions previously set forth in the RAN.  On September 24, 2014, the USPTO set a hearing date of November 19, 2014.  After the hearing, on February 25, 2015, the Patent Trial and Appeal Board (“PTAB”) issued a decision affirming the examiner’s rejections of the pending claims.  The Company has requested rehearing of the PTAB’s decision and can thereafter appeal to the Court of Appeals for the Federal Circuit.  Thus, the reexamination of the ‘386 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings and judicial appeals therefrom.

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

Other Contingent Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities to Fortress, and SVB pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by the loan documents; and (vi) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares of Serial Preferred Stock were outstanding at June 27, 2015 or December 27, 2014.

Common Stock

On February 24, 2015, the Company completed the 2015 Offering of shares of the Company’s common stock. In the 2015 Offering, the Company issued and sold to the underwriter (“Underwriter”) 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the Company and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Subject to certain adjustments, as of June 27, 2015, the Company was authorized to issue a maximum of 9,005,556 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At June 27, 2015, the Company had 683,199 shares available for grant under the 2006 Plan.  Options granted under the 2000 Plan and the 2006 Plan primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the six months ended June 27, 2015 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 27, 2014	7,234	$2.40
Options granted	1,185	1.07
Options exercised	(10)	0.73
Options expired/forfeited	(518)	2.03
Options outstanding at June 27, 2015	7,891	$2.22

The intrinsic value of options exercised in the six months ended June 27, 2015 was $4,895.

A summary of the Company’s restricted stock awards as of and for the six months ended June 27, 2015 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at December 27, 2014	2	$1.51
Restricted stock forfeited	(1)	1.51
Restricted stock vested	(1)	1.51
Balance outstanding at June 27, 2015	-	$-

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Six months ended
	June 27,	June 28,
	2015	2014
Expected term (in years)	6.1	6.3
Expected volatility	113%	121%
Risk-free interest rate	1.52%	1.90%
Expected dividends	-	-
Weighted-average grant date fair value per share	$0.90	$1.51

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The grant date fair value of restricted stock vested was $1,000 and $100,000 in the six months ended June 27, 2015 and June 28, 2014, respectively.

At June 27, 2015, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2015 through fiscal 2018 related to unvested common stock options is approximately $3.0 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 9—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At June 27, 2015, the Company did not any have long-lived assets located in the PRC.  At December 27, 2014, approximately $0.2 million, of the Company’s long-lived assets, net of depreciation and amortization, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

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

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of HyperVault, EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of the continued decrease in sales to one of our key customers; our ability to leverage our NVvault™ and EXPRESSvault™ technology into a more diverse customer base; our need to raise additional capital and our ability to obtain financing when necessary; the rapidly-changing nature of technology; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined or reviewed by the USPTO and PTAB; volatility in the pricing of DRAM ICs and NAND flash; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC. Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  These forward-looking statements represent our estimates and assumptions only as of the date made. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our high performance memory subsystems are developed in part using our proprietary technologies, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products.  We may seek injunctive relief in the course of enforcing our intellectual property rights in certain instances, and in other instances we may enter into settlement or license agreements, which can be structured in a variety of ways, including one-time paid up licenses or on-going royalty arrangements.  However, our efforts may not result in revenues from these monetization efforts.

As of June 27, 2015, we had 55 U.S. and foreign patents issued and 30  U.S. and foreign patents applications pending. Assuming that they are properly maintained, our patents will expire at various dates between 2022 and 2029. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner are also important factors in developing and maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our existing patents or pending patent applications.

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

For the six months ended June 27, 2015 and June 28, 2014, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 38% and 48% of total net sales, respectively.   For the three months June 27, 2015 and June 28, 2014, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 29% and 38% of total net sales, respectively.

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

Intellectual Property Legal Fees. Intellectual property legal fees consists of legal fees incurred for patent filings and protection, including litigation. We anticipate that intellectual property legal fees will materially fluctuate in future periods as we seek to protect our patent portfolio.

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

Provision for Income Taxes. The federal statutory rate was 34% for the period ended June 27, 2015 and

June 28, 2014. Our effective tax rate differs from the statutory rate due to the company providing a full valuation allowance against net deferred tax assets, and accordingly did not recognize an income tax benefit related to losses incurred.

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

Allowance for Doubtful Accounts.  We perform credit evaluations of our customers’ financial condition and limit the amount of credit extended to our customers as deemed necessary, but generally require no collateral. We evaluate the collectibility of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount that we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and our historical experience. Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted.  Generally, our credit losses have been within our expectations and the provisions established. However, we cannot guarantee that we will continue to experience credit loss rates similar to those we have experienced in the past or that such losses will continue to generally be within our expectations and provisions established.

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

Recent Accounting Pronouncements.  In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  On July 9, 2015, the FASB approved amendments deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date or for reporting periods beginning after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method and we are currently assessing the impact of the adoption of ASU 2014-9 on our consolidated financial statements and disclosure.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The amendments in this Update should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). We are currently assessing this guidance for future implementation.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this Update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this Update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. We are currently assessing this guidance for future implementation.

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Net sales	100%	100%	100%	100%
Cost of sales	93	80	77	75
Gross profit	7	20	23	25
Operating expenses:
Research and development	107	25	82	18
Intellectual property legal fees	157	22	163	18
Selling, general and administrative	122	36	99	29
Total operating expenses	386	84	344	65
Operating loss	(379)	(64)	(322)	(40)
Other income (expense), net:
Interest expense, net	(34)	(8)	(27)	(7)
Other income, net	108	0	44	-
Total other income (expense), net	74	(8)	17	(7)
Loss before provision for income tax	(305)	(72)	(305)	(46)
Provision for income taxes	-	-	-	-
Net loss	(305)%	(72)%	(305)%	(46)%

Three and Six Months Ended June 27, 2015 Compared to Three and Six Months Ended June 28, 2014

Net Sales, Cost of Sales and Gross Profit

The following tables present net sales, cost of sales and gross profit for the three and six months ended June 27, 2015 and June 28, 2014 (in thousands, except percentages):

	Three Months Ended
	June 27,	June 28,		%
	2015	2014	Change	Change

Net sales	$1,429	$4,887	$(3,458)	(71)%
Cost of sales	1,324	3,908	(2,584)	(66)%
Gross profit	$105	$979	$(874)	(89)%
Gross margin	7.3%	20.0%	(12.7)%

	Six Months Ended
	June 27,	June 28,		%
	2015	2014	Change	Change

Net sales	$3,543	11,888	$ (8,345)	(70)%
Cost of sales	2,739	8,924	(6,185)	(69)%
Gross profit	$804	2,964	$ (2,160)	(73)%
Gross margin	22.7%	24.9%	(2.2)%

Net Sales.  The decrease in net sales for the three months ended June 27, 2015 as compared with the three months ended June 28, 2014 resulted primarily from a decrease in sales of approximately (i) $1.5 million of NVvault™, (ii) $0.5 million of HyperCloud®, (iii) $0.3 million in flash, (iv) $0.6 million of Planar X VLP and (v) $0.5  million in other VLP.  The decrease in our net sales for the six months ended June 27, 2015 as compared with the six months ended June 28, 2014 resulted primarily from decreases of approximately (i) $4.4 million in sales of NVvault™, (ii) $0.9 million of HyperCloud® sales (iii) $0.7 million in flash product sales, (iv) $1.0 million of Planar X VLP   and (v) $1.0 million in other VLP sales.

Gross Profit and Gross Margin.  The decrease in gross profit and margin for the three and six months ended June 27, 2015 as compared with the three and six months ended June 28, 2014 is primarily the result of a change in our product mix impacted by a the reduction of our higher margin NVvault™ sales in the three months and six months ended June 27, 2015.  In addition, the allocation of overhead over a lower revenue base has also impacted our margin.

Research and Development.

The following tables present research and development expenses for three and six months ended June 27, 2015 and June 28, 2014 (in thousands, except percentages):

	Three Months Ended
	June 27,	June 28,		%
	2015	2014	Change	Change

Research and development	$1,536	$1,233	$303	25%

	Six Months Ended
	June 27,	June 28,		%
	2015	2014	Change	Change

Research and development	$2,920	$2,111	$809	38%

The increase in research and development expense in the three months ended June 27, 2015, as compared with the three months ended June 28, 2014 is primarily attributable to an increase of $0.3  million in engineering headcount and overhead expenses.

The increase in research and development expense in the six months ended June 27, 2015, as compared to the six months ended June 28, 2014 resulted primarily from an increase of $0.8 million in engineering headcount and overhead expenses.

Intellectual Property Legal Fees.

The following table presents intellectual property legal fees for three and six months ended June 27, 2015 and June 28,  2014 in thousands, except percentages):

	Three Months Ended
	June 27,	June 28,		%
	2015	2014	Change	Change

Intellectual property legal fees	$2,238	$1,069	$1,169	109%

	Six Months Ended
	June 27,	June 28,		%
	2015	2014	Change	Change

Intellectual property legal fees	$5,780	$2,166	$3,614	167%

The increase in intellectual property legal fees during the three and six months ended June 27, 2015, as compared with the three and six months ended June 28, 2014 resulted from an increase in legal fees incurred for trade secret litigation and patent litigation we are pursuing for protection of our intellectual property.

Selling, General and Administrative.

The following tables present selling, general and administrative expenses for the three and six months ended June 27, 2015 and June 28, 2014 (in thousands, except percentages):

	Three Months Ended
	June 27,	June 28,		%
	2015	2014	Change	Change

Selling, general and administrative	$1,744	$1,781	$(37)	(2)%

	Six Months Ended
	June 27,	June 28,		%
	2015	2014	Change	Change

Selling, general and administrative	$3,503	$3,403	$100	3%

Selling, general and administrative expense decreased by $0.03 million for the three months ended June 27, 2015, as compared to the three months ended June 28, 2014.  This decrease was primarily due to a decrease of (i) $0.04 million in sales commission expense, (ii) $0.07 million in advertising and product evaluation costs, partially offset by an increase of approximately (i)  $0.05 million in fees paid for outside services,  (ii) $.01 million in headcount and overhead expenses and (iii) $0.01 million in bank fees.

Selling, general and administrative expenses increased by $0.1 million for the six months ended June 27, 2015, as compared to the six months ended June 28, 2014.  This increase was primarily due to an increase of (i) $0.2 million in outside services and (ii) $0.08 million in headcount costs and related overhead expenses, offset by (i) $0.1 million in sales commissions and (ii) $0.04 million in advertising and product evaluation costs.

Other Income (Expense).

The following table presents other (expense) income for the three and six months ended June 27, 2015 and June 28, 2014 (in thousands, except percentages):

	Three Months Ended
	June 27,	June 28,		%
	2015	2014	Change	Change

Interest expense, net	$(489)	$(393)	$(96)	24%
Other income (expense), net	1,548	6	1,542	25,700%
Total other income (expense), net	$1,059	$(387)	$1,446	374%

	Six Months Ended
	June 27,	June 28,		%
	2015	2014	Change	Change

Interest income (expense), net	$(969)	$(788)	$(181)	(23)%
Other income (expense), net	1,556	(5)	1,561	31,220%
Total other expense, net	$587	$(793)	$1,380	174%

The increase in interest expense for the three and six months ended June 27, 2015 compared with the three and six months ended June 28, 2014 is primarily due to amortization of the additional debt issuance costs associated with the new term loan funded in February 2015 with Fortress Credit Opportunities I LP (“Fortress”) as successor to DBD Credit Funding, LLC.

The increase in other income (expense), net, for the three months and six months ended June 27, 2015 compared with the three and six months ended June 28, 2014 was primarily due to funds received from our insurance company as compensation for damages to our facility in the PRC.

Provision for Income Taxes.

The following table presents the provision for income taxes for the three and six months ended June 27, 2015 and June 28, 2014 (in thousands, except percentages):

	Three Months Ended
	June 27,	June 28,		%
	2015	2014	Change	Change

Provision for income taxes	$-	$2	$(2)	(100)%

	Six Months Ended
	June 27,	June 28,		%
	2015	2014	Change	Change

Provision for income taxes	$1	$2	$(1)	(50)%

We did not record a benefit for income taxes for the three and six months ended June 27, 2015 and June 28, 2014, as tax benefits resulting from operating losses generated were fully reserved.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity securities, debt instruments and cash generated from operations.  We have also funded our operations with a revolving line of credit and term loans under bank credit facilities and capitalized lease obligations.

Working Capital and Cash and Cash Equivalents

The following table presents working capital and cash and cash equivalents (in thousands) as of June 27, 2015 and December 27, 2014:

	June 27,	December 27,
	2015	2014
Working capital	$9,536	$7,907
Cash and cash equivalents(1)	$16,524	$11,040

(1)	Included in working capital

Our working capital and cash and cash equivalents increased in the six months ended June 27, 2015 primarily as a result of our 2015 Offering, in which we raised net proceeds of approximately $10.5 million offset by an increase in the current portion of long term debt from our loan with Fortress.

Cash Provided by (Used in) in the Six Months Ended June 27, 2015 and June 28, 2014.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 27,	June 28,
	2015	2014

Net cash provided by (used in):
Operating activities	$(6,876)	$(1,399)
Investing activities	(86)	(76)
Financing activities	12,446	10,958
Net change in cash and cash equivalents	$5,484	$9,483

Operating Activities.  Net cash used in operating activities for the six months ended June 27, 2015 was primarily the result of a net loss of approximately $10.8 million, partially offset by (i) approximately $2.0 million in net cash provided by changes in operating assets and liabilities, which were primarily from changes in restricted cash, inventories, accounts receivable, prepaid expenses and other assets and accounts payable (ii) approximately $1.8 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discount and debt issuance costs and stock based compensation.     Net cash used in operating activities for the six months ended June 28, 2014 was primarily the result of a net loss of approximately $5.5 million, partially offset by (i) approximately $2.0 million in net cash provided by changes in operating assets and liabilities, which were primarily from changes in inventories, accounts receivable, and prepaid expenses and (ii) approximately $2.1 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discount and debt issuance costs and stock based compensation.

Accounts receivable decreased by approximately $0.4 million during the six months ended June 27, 2015, which we attribute primarily to a decrease in sales.

Inventories increased by approximately $0.07 million during the six months ended June 27, 2015 as we purchased inventory on hand to support future sales and marketing activities.

Investing Activities. Net cash used in investing activities for six months ended June 27, 2015 and June 28, 2014 was primarily the result our purchase of property and equipment, partially offset by proceeds we received from the sale of property and equipment.

Financing Activities.  Net cash provided by financing activities for six months ended June 27, 2015 was primarily the result of our February 2015 Offering, where we raised net proceeds of approximately $10.5 million and, from a new term loan of approximately $3.7 million, net of debt issuance costs, with Fortress.  Net cash provided by financing activities for the six months ended June 28, 2014 was primarily the result of our 2014 Offering, where we raised net proceeds of approximately $10.3 million and, to a lesser extent, our receipt of an aggregate of approximately $0.8 million in proceeds from the partial exercise of an outstanding warrant to purchase our common stock and the exercise of employee stock options.

Capital Resources

Silicon Valley Bank Credit Agreement

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was amended on April 23, 2015 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

The SVB Credit Agreement requires letters of credit to be secured by cash. At June 27, 2015, letters of credit in the amount of $1.6 million were outstanding.

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

We made no borrowings under the SVB Credit Agreement in the six months ended June 27, 2015 or the year ended December 27, 2014. At June 27, 2015 and December 27, 2014, we had borrowing availability of approximately $0.5 million and $0.9 million, respectively.

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

February 2015 Public Offering of Common Stock

On February 24, 2015, we completed a registered firm commitment underwritten public offering of shares of our common stock (the “2015 Offering”). In the 2015 Offering, we issued and sold to the underwriter (“Underwriter”) 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the Company and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of common stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Liquidity

We incurred net losses of approximately $10.8 million and $5.5 million for the six months ended June 27, 2015 and June 28, 2014, respectively.

On February 24, 2015, we completed the 2015 Offering of shares of our common stock. In the 2015 Offering, we issued and sold to the Underwriter 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the us and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of Common Stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

If adequate working capital is not available when needed, we may be required to restructure our debt, enter into new credit agreements, and significantly modify our business model and operations to reduce spending to a sustainable level. Insufficient working capital could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations. While there is no assurance that we can meet our revenue forecasts, we anticipate that we can continue operations for at least the next twelve months.

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

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended June 27, 2015.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended June 27, 2015, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth in the sections entitled Litigation and Patent Reexaminations under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

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

•	disruptions to the credit and financial markets in the U.S., Europe and elsewhere;

•

our inability to develop new or enhanced products that achieve customer or market acceptance in a timely manner, including our HyperCloud® memory module, our NVvaultTM and Hypervault family of products and our flash-based memory products;

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

We believe our existing cash balances, borrowing availability under our loan agreement with Fortress Credit Opportunities I LP (“Fortress”), an affiliate of Fortress Investment Group LLC and successor to DBD Credit Funding LLC, net of cash expected to be used in operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need significant additional capital, which we may seek to raise through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities and patent infringement litigation, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.  If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations.

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

For the six months ended June 27, 2015 and June 28, 2014, our NVvault™ non‑volatile RDIMM used in cache‑protection and data logging applications, including our NVvault™ battery‑free, the flash‑based cache system, accounted for approximately 38% and 48% of total net sales, respectively. Following Intel’s launch of its Romley platform in the first quarter of 2012, we have experienced a rapid decline in NVvault™ sales to Dell, and we recognized no NVvault™ sales to Dell in the six months ended June 27, 2015 and June 28, 2014.  We expect no future demand from Dell for our DDR2 NVvault™. In order to leverage our NVvault™ technology and diversify our customer base, and to secure one or more new key customers other than Dell, we continue to pursue additional qualifications of NVvault™ with other OEMs and to target customer applications such as online transaction processing (“OLTP”), virtualization, big data analytics, high speed transaction processing, high performance database, and in‑memory database applications. We also introduced EXPRESSvault™ in March 2011, and we continue to pursue qualification of next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other products such as HyperVault and other high‑density and high-performance solutions. HyperVault is still under development and may require substantial additional investment and the services and attention of key employees who have competing demands on their available time. We may not be successful in expanding our qualifications or in marketing any new or enhanced products.

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

We have invested a significant portion of our research and development budget into the design of ASIC and hybrid devices, including the HyperCloud® memory subsystem, introduced in November 2009, as well as our NVvault family of products. These designs and the products they are incorporated into are subject to increased risks as compared to our legacy products. For example:

•

we are dependent on a limited number of suppliers for both the DRAM ICs and the ASIC devices that are essential to the functionality of the HyperCloud® memory subsystem, and we have experienced supply chain disruptions and shortages of DRAM and flash required to create our HyperCloud®,  our NVvaultTM and Planar X VLP products as a result of business issues that are specific to our suppliers or the industry as a whole;

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

From time to time, shortages in DRAM ICs and NAND flash have required some suppliers to limit the supply of their DRAM ICs and NAND flash. We have experienced supply chain disruptions and shortages of DRAM and flash required to create our HyperCloud®,  NVvaultTM and Planar X VLP products, and we are continually working to secure adequate supplies of DRAM and flash necessary to fill customers’ orders for our products in a timely manner. If we are unable to obtain a sufficient supply of DRAM ICs or NAND flash to meet our customers’ requirements, these customers may reduce future orders for our products or not purchase our products at all, which would cause our net sales to decline and harm our operating results. In addition, our reputation could be harmed and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

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

Our product development efforts are costly and inherently risky. It is difficult to foresee changes or developments in technology or anticipate the adoption of new standards. Moreover, once these things are identified, if at all, we will need to hire the appropriate technical personnel or retain third-party designers, develop the product, identify and eliminate design flaws, and manufacture the product in production quantities either in-house or through third-party manufacturers. As a result, we may not be able to successfully develop new or enhanced products or we may experience delays in the development and introduction of new or enhanced products. Delays in product development and introduction could result in the loss of, or delays in generating, net sales and the loss of market share, as well as damage to our reputation. Even if we develop new or enhanced products, they may not meet our customers’ requirements or gain market acceptance.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 27%  and 16% of our net sales in the six months ended June 27, 2015 were to two customers.  Approximately 16%, 11%, 14% and 24% of our net sales in the six months ended June 28, 2014 were to four customers. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of June 27, 2015, we had 55 U.S. and foreign patents issued and over 30 pending applications worldwide. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

By making use of new technologies and entering new markets there is an increased likelihood that others might allege that our products infringe on their intellectual property rights. Litigation is inherently uncertain, and an adverse outcome in existing or any future litigation could subject us to significant liability for damages or invalidate our proprietary rights. An adverse outcome also could force us to take specific actions, including causing us to:

•	cease manufacturing and/or selling products, or using certain processes, that are claimed to be infringing a third-party’s intellectual property;

•	pay damages (which in some instances may be three times actual damages), including royalties on past or future sales;

•	seek a license from the third-party intellectual property owner to use their technology in our products, which license may not be available on reasonable terms, or at all; or

•	redesign those products that are claimed to be infringing a third-party’s intellectual property.

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

We use consumables and other components, including printed circuit boards (“PCBs”), to manufacture our memory subsystems. We sometimes procure PCBs and other components from single or limited sources to take advantage of volume pricing discounts. Material shortages or transportation problems could interrupt the manufacture of our products from time to time in the future. These delays in manufacturing could adversely affect our results of operations.

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

If we are required to obtain licenses to use third-party intellectual property and we fail to do so, our business could be harmed.

Although some of the components used in our final products contain the intellectual property of third parties, we believe that our suppliers bear the sole responsibility to obtain any rights and licenses to such third-party intellectual property. While we have no knowledge that any third-party licensor disputes our belief, we cannot assure you that disputes will not arise in the future. The operation of our business and our ability to compete successfully depends significantly on our continued operation without claims of infringement or demands resulting from such claims, including demands for payments of money in the form of, for example, ongoing licensing fees.

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

We will evaluate opportunities to acquire businesses or technologies that might complement our current product offerings or enhance our technical capabilities. We have no experience in acquiring other businesses or technologies. Acquisitions entail a number of risks that could adversely affect our business and operating results, including, but not limited to:

•	difficulties in integrating the operations, technologies or products of the acquired companies;

•	the diversion of management’s time and attention from the normal daily operations of the business;

•	insufficient increases in net sales to offset increased expenses associated with acquisitions or acquired companies;

•	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•	the over-estimation of potential synergies or a delay in realizing those synergies;

•	entering markets in which we have no or limited experience and in which competitors have stronger market positions; and

•	the potential loss of key employees of the acquired companies.

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

As of July 31, 2015, approximately 11.9% of our outstanding common stock was held by affiliates, including 10.7% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

•	our operating and financial performance and prospects, including our ability to achieve and sustain profitability in the future;

•	investor perception of us and the industry in which we operate;

•	the availability and level of research coverage of and market making in our common stock;

•	results of litigation;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	sales of our newly issued common stock or other securities associated with our registration statement on Form S-3 (Registration No. 333-199446) or the perception that such sales may occur;

•	general financial and other market conditions; and

•	changing and recently volatile domestic and international economic conditions.

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

Date: August 11, 2015		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)