Form 10-Q
period 2015-09-26
NETLIST INC
filed 2015-11-10
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

or

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

50,354,363 shares outstanding at October 31, 2015

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	September 26,	December 27,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$12,647	$11,040
Restricted cash	700	700
Accounts receivable, net of allowance for doubtful accounts of $61 (2015) and $61 (2014)	457	1,091
Inventories	1,841	1,880
Prepaid expenses and other current assets	692	988
Total current assets	16,337	15,699

Property and equipment, net	218	393
Other assets	64	150
Total assets	$16,619	$16,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,902	$3,957
Accrued payroll and related liabilities	753	710
Accrued expenses and other current liabilities	468	420
Accrued engineering charges	500	500
Current portion of long-term debt, net of debt discount	7,569	2,205
Total current liabilities	16,192	7,792
Long-term debt, net of current portion and debt discount	-	3,632
Long-term warranty liability	47	99
Total liabilities	16,239	11,523
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value - 90,000 shares authorized; 50,354 (2015) and 41,498 (2014) shares issued and outstanding	50	41
Additional paid-in capital	129,381	117,546
Accumulated deficit	(129,051)	(112,868)
Total stockholders' equity	380	4,719
Total liabilities and stockholders' equity	$16,619	$16,242

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Net sales	$1,617	$4,791	$5,160	$16,679
Cost of sales(1)	1,593	3,678	4,332	12,602
Gross profit	24	1,113	828	4,077
Operating expenses:
Research and development(1)	1,449	1,445	4,369	3,555
Intellectual property legal fees	899	1,552	6,679	3,719
Selling, general and administrative(1)	1,710	1,782	5,213	5,185
Total operating expenses	4,058	4,779	16,261	12,459
Operating loss	(4,034)	(3,666)	(15,433)	(8,382)
Other expense, net:
Interest expense, net	(447)	(393)	(1,416)	(1,181)
Other income (expense), net	(889)	-	667	(5)
Total other expense, net	(1,336)	(393)	(749)	(1,186)
Loss before provision for income tax	(5,370)	(4,059)	(16,182)	(9,568)
Provision for income taxes	-	-	1	2
Net loss	$(5,370)	$(4,059)	$(16,183)	$(9,570)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.10)	$(0.33)	$(0.24)
Weighted-average common shares outstanding:
Basic and diluted	50,354	41,472	48,471	39,911

(1)	Amounts include stock-based compensation expense as follows:

Cost of sales	$11	$13	$37	$42
Research and development	123	179	461	548
Selling, general and administrative	240	313	795	961

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 26,	September 27,
	2015	2014

Cash flows from operating activities:
Net loss	$(16,183)	$(9,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312	722
Capitalized payment -in- kind interest	170	123
Amortization of debt discount and debt issuance costs	676	605
Realized loss on sale of equipment	1	6
Stock-based compensation	1,293	1,551
Changes in operating assets and liabilities:
Accounts receivable	634	1,792
Inventories	39	228
Prepaid expenses and other assets	563	336
Accounts payable	2,945	680
Accrued payroll and related liabilities	43	140
Accrued expenses and other current liabilities	(3)	37
Net cash used in operating activities	(9,510)	(3,350)
Cash flows from investing activities:
Acquisition of property and equipment	(140)	(104)
Proceeds from sale of equipment	2	3
Net cash used in investing activities	(138)	(101)
Cash flows from financing activities:
Proceeds from long- term loan, net of issuance costs	3,727	-
Payments on debt	(3,023)	(197)
Proceeds from public offering, net	10,543	10,276
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	8	791
Net cash provided by financing activities	11,255	10,870
Net change in cash and cash equivalents	1,607	7,419
Cash and cash equivalents at beginning of period	11,040	6,701
Cash and cash equivalents at end of period	$12,647	$14,120

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2015

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

Liquidity

The Company incurred net losses of approximately $16.2 million and $9.6 million for the nine months ended September 26, 2015 and September 27, 2014, respectively.  The Company also used cash in operations of approximately $9.5 million and $3.4 million for the nine months ended September 26, 2015 and September 27, 2014, respectively.

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

We believe that our existing cash resources, taking into account certain planned activities, are sufficient to meet our anticipated needs during the next twelve months. However, our estimates of our operating expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we presently anticipate. Further, some or all of our ongoing or planned activities may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain cash outlays which cannot be postponed.

We plan to increase our liquidity and capital resources by one or more measures, to the extent necessary. Our plans include, but are not limited to, the following: reducing operating expenses; restructuring our balance sheet by negotiating with creditors and vendors; entering into strategic partnerships or alliances; obtaining financing through the issuance of equity, debt, or convertible securities; and working to increase revenue growth through new product sales. If we issue equity, debt or convertible securities to raise additional funds, our existing stockholders may experience dilution, and the new equity, debt or convertible securities may have rights, preferences and privileges senior to those of our existing stockholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all.

If we are unable to obtain sufficient capital, it would have a material adverse effect on our business and operations. It could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements. It also may require us to significantly modify our business model and operations to reduce spending to a sustainable level, which may include delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, among other investments. If adequate funds are not available when needed, we may be required to reduce or cease operations altogether.    The financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

Reclassifications

Intellectual property legal fees for the three and nine months ended September 27, 2014 are now reported under their own caption, separate from research and development expenses, in the accompanying condensed consolidated statement of operations for the three and nine months ended September 27, 2014, in order to conform to the current period presentation. In addition, other assets are now combined with prepaids and other current assets, in the accompanying condensed consolidated statement of cash flows for the nine months ended September 27, 2014, in order to conform to the current period presentation.

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

The condensed consolidated financial statements included herein as of September 26, 2015 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of September 26, 2015 and the condensed consolidated statements of operations for the three and nine months ended September 26, 2015 and September 27, 2014 and the condensed consolidated statements of cash flows for the nine months ended September 26, 2015 and September 27, 2014.   The results of operations for the nine months ended September 26, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Restricted Cash

Restricted cash of $700,000, as of September 26, 2015, consists of cash to secure three standby letters of credits.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and its historical experience.  Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted. At September 26, 2015 and December 27, 2014 the Company had an allowance for doubtful accounts of $61,000.

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

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and included in other assets in the accompanying condensed consolidated balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of any warrants issued in conjunction with the debt are recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to seven years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of September 26, 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

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

The Company has also invested a significant portion of its research and development budget into the design of ASIC and field-programmable gate array (“FPGA”) devices, including the HyperCloud® and HyperVault memory subsystems, and the NVvault family of products. These products are subject to increased risks as compared to the Company’s legacy products.  The Company may be unable to achieve customer or market acceptance of its products, or achieve such acceptance in a timely manner. The Company experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and has experienced supply chain disruption and a shortage of DRAM and flash required to create the HyperCloud® memory subsystem and NVvault products.  As of September 26, 2015, Hypercloud has not generated significant revenue relative to the Company’s investment in the product.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted. The liabilities of the Company’s subsidiaries in the PRC exceeded its assets as of September 26, 2015 and December 27, 2014.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three and nine months ended September 26, 2015 or September 27, 2014.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	(unaudited)	(audited)
	September 26,	December 27,
	2015	2014

Raw materials	$1,211	$984
Work in process	130	23
Finished goods	500	873
	$1,841	$1,880

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Nine Months Ended
	September 26,	September 27,
	2015	2014

Beginning balance	$246	$249
Estimated cost of warranty claims charged to cost of sales	29	104
Cost of actual warranty claims	(157)	(107)
Ending balance	118	246
Less current portion	(71)	(148)
Long-term warranty liability	$47	$98

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Basic and diluted net loss per share:
Numerator: Net loss	$(5,370)	$(4,059)	$(16,183)	$(9,570)
Denominator: Weighted-average common shares
outstanding, basic and diluted	50,354	41,472	48,471	39,911
Basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.33)	$(0.24)

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

	Three months ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Common share equivalents	47	167	100	368

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended			Nine Months Ended
	September 26,		September 27,	September 26,		September 27,
	2015		2014	2015		2014
Customer:
Customer A	22%		23%	25%		18%
Customer B	*	%	16%	*	%	15%
Customer C	*	%	15%	*	%	21%
Customer D	*	%	28%	10%		* %
Customer E	17%		* %	*	%	* %

* less than 10% of net sales

The Company’s accounts receivable as of September 26, 2015 were concentrated with two customers, representing approximately 40% and 16%  of aggregate gross receivables. At December 27, 2014,  three customers represented approximately 13%,  49% and 11% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from a significant customer could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Nine Months Ended
	September 26,	September 27,
	2015	2014
Supplemental disclosure of non-cash financing activities:
Debt issuance costs associated with February debt financing	$273	$-
Debt financing of directors and officers and cargo insurance	$268	$198

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

SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheet. At September 26, 2015, letters of credit in the amount of $700,000 were outstanding.

The following tables present details of interest expense related to borrowings on the line of credit with SVB, along with availability under our credit line with SVB (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Interest expense	$13	$16	$40	$65

The following table presents details of the Company’s available borrowings under our line of credit with SVB (in thousands):

	(unaudited)	(audited)
	September 26,	December 27,
	2015	2014
Availability under the revolving line of credit	$398	$882

All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets, other than its intellectual property, which is subject to a first priority lien held by Fortress Credit Opportunities I, LP, an affiliate of Fortress Investment Group, LLC (“Fortress”) and successor to DBD Credit Funding, LLC. The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and tangible net worth and restrictions on the payment of dividends.    On April 23, 2015, the SVB Credit Agreement was amended to modify the tangible net worth covenant effective as of February 1, 2015.  On October 21, 2015 SVB further amended the Loan and Security Agreement extending the revolving line maturity date to January 31, 2016 and agreeing to forbear on any defaults or anticipated defaults on the tangible net worth and quick ratio loan covenants through until the date (the "Forbearance Termination Date") which is the earliest to occur of (a) January 31, 2016, (b) the failure after the date hereof of the Company to comply with any of the terms or undertakings of this agreement, (c) the occurrence after the date hereof of any event of default, as defined and (d) the date that the Company joins in, assists, cooperates, or participates as an adverse party or adverse witness in any suit or other proceeding against SVB relating to the obligations in connection with or related to any of the transactions contemplated by any of the other loan documents.

Fortress Credit Opportunities I LP Loan and Security Agreement and Related Agreements

On July 18, 2013, the Company, entered into a loan agreement (as amended, “Loan Agreement”) with Fortress, providing for up to $10 million in term loans and up to $5 million in revolving loans.  The term loans are available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans are available at Fortress’s discretion and subject to customary conditions precedent.  The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay the Company’s existing Consolidated Term Loan with SVB. The remainder of such funds were used to fund the Company’s ongoing working capital needs.  On February 17, 2015,  the Loan Agreement was amended to accelerate the availability of the term loan and the Company borrowed the remaining $4 million in term loans.

The loans bear interest at a stated fixed rate of 11.0% per annum.  Until the last business day of February 2015, the payments on the term loans were interest-only at a cash rate of 7.0% per annum and a payment-in-kind deferred cash interest rate of 4.0%, which payment-in-kind interest is capitalized semi-annually, beginning with December 31, 2013.  Beginning with the last business day of February 2015, the term loans were amortized with 65% of the principal amount due in equal monthly installments over the following seventeen (17) months with a balloon payment equal to 35% of the remaining principal amount of the term loans, plus accrued interest, being payable on July 18, 2016 (the "Maturity Date").  Term loan payments, of approximately $370,000,  including the $4 million borrowed on February 17, 2015, are due monthly through June 18, 2016, with the remaining amount of approximately $4.3 million due on July 18, 2016.

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

Concurrently with the execution of the Loan Agreement, the Company issued to an affiliate of DBD a seven-year warrant (the “Warrant”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at an exercise price of $1.00 per share. All warrants  are exercisable, as amended, immediately on a cash or cashless basis in whole or in part. In connection with the amendment to the Loan Agreement on February 17, 2015, the Company cancelled the Warrant and issued a new warrant in substantially the same form other than to remove the restrictions upon exercise contained in the Warrant with respect to an aggregate of 659,340 shares of the Company’s common stock thereunder relating to the achievement of the Company of the IP Monetization Milestones and the borrowing by the Company of amounts under the IP Milestone Term Loan. The Warrant was issued in a private placement transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

The Company accounted for the warrants as a debt discount and has valued them based on their relative fair value to the debt instrument, at approximately $1,215,000, to be amortized over the term of the debt instrument, or three years, using the effective interest method.  For the three and nine months ended September 26, 2015 and September 27, 2014, the Company amortized approximately $92,000,  $317,000, $123,000 and $366,000 respectively, as interest expense in the condensed consolidated statements of operations.

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

During the three and nine months September 26, 2015 and September 27, 2014, the Company amortized approximately $111,000,  $360,000,  $80,000 and $239,000 respectively, as interest expense in the condensed consolidated statements of operations relating to the consulting and other additional debt financing costs described above.

Note 5— Debt

Debt consists of the following (in thousands):

	(unaudited)	(audited)
	September 26,	December 27,
	2015	2014

Term Loan, Fortress, net of debt discount of $207 and $524	$7,521	$5,837
Note payable to others	48	-
	$7,569	$5,837
Less current portion (including discount)	(7,569)	(2,205)
	$-	$3,632

Interest expense related to debt is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Interest expense	$432	$379	$1,376	$1,121

Note 6—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Provision for income taxes	$-	$-	$1	$2
Effective tax rate	-%	-%	(0.01)%	(0.02)%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of September 26, 2015 and December 27, 2014. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company does not have any unrecognized tax benefits as of September 26, 2015 and December 27, 2014.

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

On February 7, 2013, Smart Modular filed a response to the Office Action in the reexamination of the ‘295 patent. Thereafter, the Company and Smart Modular made various filings to address certain apparent defects contained in Smart Modular’s response. On March 13, 2013, the USPTO issued a Notice of Defective Paper, in which the USPTO found Smart Modular’s responses, both the initial filing and a supplemental filing, to be improper, and both responses were expunged from the record. The USPTO gave Smart Modular 15 days to submit another response, which Smart Modular submitted on March 26, 2013. The Company timely filed its comments on Smart Modular’s corrected response on April 25, 2013. The USPTO ultimately accepted Smart Modular’s corrected response on July 17, 2013.  On April 29, 2014, the USPTO issued an Action Closing Prosecution (“ACP”), confirming some claims and rejecting others.  Smart Modular filed a response to the ACP on May 29, 2014, and Netlist filed comments related to Smart Modular’s response on June 30, 2014.  On August 4, 2015, the USPTO issued a Right of Appeal Notice confirming all pending claims.  On September 4, 2015, the Company appealed to the PTAB. Thus, the reexamination of the ‘295 patent remains pending and will continue in accordance with established procedures for reexamination proceedings.

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

Between June 18, 2014 and June 24, 2014, SanDisk filed petitions in the USPTO requesting Inter Partes Review (“IPR”) of the five Netlist patents asserted in the August 23, 2013 amended complaint.  Diablo similarly filed petitions requesting IPR of the two Netlist patents added in the second amended answer filed on January 21, 2014.  Netlist filed patent owner preliminary responses to all of the petitions associated with the seven asserted Netlist patents.  The USPTO issued decisions on the petitions in December, 2014, denying the petitions in their entirety as to three patents (U.S. Patent Nos. 8,516,187; 8,301,833; 8,516,185), granting a partial institution on one patent (U.S. Patent No. 8,001,434), and instituting a review of all claims in three patents  (U.S. Patent Nos. 7,881,150; 8,081,536; 8,359,501).  Reviews will therefore proceed related to four Netlist patents (U.S. Patent Nos. 8,001,434; 7,881,150; 8,081,536; 8,359,501) in accordance with established procedures.  On April 7, 2015, SanDisk filed additional petitions in the USPTO requesting IPR of the ‘150 and ‘536 patents that are already under review.  On October 8, 2015, the USPTO issued decisions on the additional petitions, instituting reviews of the ‘150 and ‘536 patents which will proceed in accordance with established procedures.

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

SanDisk filed a motion on June 24, 2014, to stay the Northern District patent cases pending completion of the IPRs (Diablo later joined this motion).  Netlist filed its opposition to the motion to stay on July 10, 2014.  The Northern District Court heard oral arguments on the motion to stay in early August 2014, and issued an order on August 21, 2014, denying the motion without prejudice.  SanDisk renewed its motion to stay on January 20, 2015 and on April 9, 2015, the Court granted the motion for a stay pending resolution of the IPRs.

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

The trial commenced on schedule and continued for two weeks, with closing arguments on March 23, 2015.   On March 25, 2015, the jury came back with a verdict finding for the defendant on the breach of contract, misappropriation of trade secret and inventorship counts, while finding for Netlist on the trademark and false advertising counts. After the verdict, the court ordered briefing to determine the effect of the jury verdict on the preliminary injunction entered on January 6, 2015, and following oral argument on April 24, 2015, issued an order dissolving the preliminary injunction.  The court further issued Findings of Fact and Conclusions of Law on Netlist’s Unfair Competition claims granting no relief under the statute based on the jury’s verdict.  The parties briefed their post-trial motions in May and June, 2015, including Netlist’s motion Judgment as a Matter of Law (JMOL) to reverse the jury’s verdict as to breach of contract and for a new trial on misappropriation of trade secrets.  Oral arguments on the post-trial motions were heard by the court on July 8, 2015.  On September 1, 2015, the Court denied motions from both parties for JMOL, Netlist’s motion for a new trial, and Diablo’s motion for attorney’s fees, but granted Diablo’s motion to recover on the preliminary injunction $900,000 bond posted early in the litigation and its bill of costs, this expense is included in other income (expense), net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 26, 2015.  On September 29, 2015, Netlist filed a Notice of Appeal to the Federal Circuit.  Netlist’s appeal will continue in accordance with established procedures.

‘386 Patent Reexamination

As noted above, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. In October 2010, Smart Modular requested and was later granted an Inter Partes Reexamination of the ‘386 patent. The reexaminations requested by Google and Smart Modular were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and Smart Modular filed their comments to the Company’s response in October 2011. In October 2012, the USPTO issued an ACP rejecting all 60 claims. The Company filed a response to the ACP on December 3, 2012. On June 21, 2013, the USPTO issued a Right of Appeal Notice (“RAN”) in which the examiner maintained his rejection of the claims. Netlist filed a notice of appeal on July 19, 2013. Google filed a notice of cross-appeal on August 2, 2013, and a cross-appeal brief on October 1, 2013. The Company filed an appeal brief and an amendment canceling some of the remaining claims on October 2, 2013 to further focus the issues on appeal. On February 24, 2014, the examiner entered the amendment canceling claims, withdrew the rejections related to those claims, but otherwise maintained the positions previously set forth in the RAN.  On September 24, 2014, the USPTO set a hearing date of November 19, 2014.  After the hearing, on February 25, 2015, the PTAB issued a decision affirming the Examiner’s rejections of the pending claims.  The Company requested rehearing of the PTAB’s decision on March 25, 2015.  On August 27, 2015, the PTAB denied the Company’s request for rehearing.   Netlist can appeal to the Court of Appeals for the Federal Circuit.  Thus, the reexamination of the ‘386 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings and judicial appeals therefrom.

‘912 Patent Reexamination

As noted above, in April 2010, Inphi requested but was later denied an Inter Partes Reexamination of the ‘912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the ‘912 patent. In October 2010, Google and Smart Modular each filed and were later granted requests for reexamination of the ‘912 patent. In February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ‘912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi, Google, and Smart Modular filed their comments on the Company’s response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the ‘912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Google, Inphi and Smart Modular filed their comments to the Company’s response in February 2012. The USPTO determined that Smart Modular’s comments were defective, and issued a notice to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012. The USPTO issued a non-final Office Action on November 13, 2012 maintaining the patentability of many key claims while rejecting some claims that were previously determined to be patentable. The Company filed a response to the Office Action on January 14, 2013. The requesters filed their comments on February 13, 2013.  On March 21, 2014, the USPTO issued an ACP, confirming the patentability of 92 claims and maintaining the rejection of 11 other claims.  On June 18, 2014, the USPTO issued a RAN, maintaining the substantive positions taken by the examiner in the ACP.  Smart Modular, Inphi and Google filed notices of appeal on July 16, July 18 and July 18, 2014, respectively.  Netlist filed a notice of cross-appeal on July 30, 2014.  Smart Modular, Inphi and Google filed their respective appeal briefs on September 16, September 30 and September 30, 2014.  Netlist filed its cross-appeal brief on September 30, 2014.  On January 14, 2015, the examiner maintained his positions previously set forth in the RAN.  The parties filed respective rebuttal briefs in February 2015.  On September 29, 2015, the PTAB set a hearing date for November 24, 2015 on the parties’ appeals.  The reexamination of the ‘912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘627 Patent Reexamination

In September 2011, Smart Modular filed a request for reexamination of U.S. Patent No. 7,864,627 (“the ‘627 patent”) issued to the Company on January 4, 2011. The ‘627 patent is related to the ‘912 patent. In November 2011, the USPTO granted Smart Modular’s request for reexamination of the ‘627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Smart Modular filed its comments to the Company’s response in March 2012. The USPTO determined that Smart Modular’s comments were defective and issued a notice in April 2012 to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012. The USPTO posted an Office Action on December 19, 2012, confirming one claim and rejecting the rest of the claims in the ‘627 patent. The Company filed a response to the Office Action on March 19, 2013. Smart Modular filed its comments on the Office Action on April 24, 2013. The USPTO issued another Non-Final Office Action on September 26, 2013, withdrawing certain rejections while adopting new rejections for certain of the pending claims. The Company responded to the Non-Final Office Action on November 26, 2013, by amending some of the claims and making arguments as to the validity of the rejected claims. On March 27, 2014, the USPTO issued an ACP, maintaining the claim rejections.  On June 27, 2014, the USPTO issued a RAN, maintaining the substantive positions taken by the examiner in the ACP.  Netlist filed a notice of appeal on July 28, 2014.  On October 14, 2014, the Company filed its appeal brief and, on November 13, 2014, Smart Modular filed its respondent’s brief.  On April 27, 2015, the USPTO issued an Examiner’s Answer to Appeal Brief in which the examiner continued to maintain the substantive positions taken previously.  On May 27, 2015, the Company filed a Patent Owner Rebuttal Brief in response to the Examiner’s Answer.    On October 9, 2015, the PTAB set a hearing date for December 11, 2015 on the Company’s appeal.  The reexamination of the ‘627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

‘537 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in January 2011. In June 2011, the USPTO issued an ACP, which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims. Inphi filed its comments to the Company’s response in September 2011. The USPTO issued a Right of Appeal Notice in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company. Inphi filed a notice of appeal in March 2012 followed by an appeal brief in May 2012. In response, the USPTO issued a Notice of Defective Appeal Brief. Inphi filed a corrective appeal brief in late May 2012, and the Company filed its reply brief to the corrected Inphi appeal brief in early July 2012. The examiner responded to Inphi’s corrected appeal brief as well as the Company’s reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming all sixty (60) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the examiner jointly defended the ‘537 patent in a hearing on November 20, 2013 before the Patent Trial and Appeal Board (“PTAB”) at the USPTO. On January 16, 2014, the PTAB issued a decision upholding the validity of all 60 claims, dismissing every single validity challenge raised by Inphi and affirming the examiner’s decision to allow the claims. On August 13, 2014, the PTAB denied Inphi’s request for rehearing and made its decision final for judicial review to Court of Appeals for the Federal Circuit (“CAFC”).  On October 15, 2014, Inphi filed a Notice of Appeal to the CAFC.  On February 3, 2015, Inphi filed an appellant’s brief in its appeal to the CAFC.  The Company filed its appellee’s brief on May 18, 2015, and Inphi filed a reply brief on June 4, 2015.  On October 9, 2015, the CAFC conducted a hearing on Inphi’s appeal.  The reexamination of the ‘537 patent remains pending and will continue in accordance with established procedures for Inter Partes Reexamination and judicial appeals therefrom.

‘274 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘274 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘274 patent by the USPTO. In September 2011, the USPTO issued a Non-Final Action, confirming the patentability of six claims. The Company has responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in November 2011. The USPTO issued an ACP in March 2012, which confirmed the patentability of one hundred and four (104) claims in view of all the previously submitted comments by both Inphi and the Company. The USPTO subsequently issued a RAN in June 2012. This RAN triggered Inphi’s right as the losing party to file a notice of appeal and corresponding appeal brief, which Inphi filed when due. The Company responded to Inphi’s appeal brief by filing a reply brief in October 2012. The examiner responded to Inphi’s appeal brief and the reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming the one hundred and four (104) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the USPTO examiner jointly defended the ‘274 patent in a hearing on November 20, 2013 before the PTAB, in accordance with established procedures for Inter Partes Reexamination. On January 16, 2014, the PTAB issued a decision affirming the examiner in part, but reversing the examiner on new grounds and rejecting the one hundred and four (104) claims.  On March 28, 2014, Netlist filed a Patent Owner’s Response Requesting to Reopen Prosecution along with certain claim amendments and arguments.  On June 26, 2014, the PTAB issued a decision granting-in-part Inphi’s request to modify the January 16, 2014, decision as to two of the rejected claims. On June 15, 2015, the USPTO issued an Examiner’s Determination, rejecting the amended claims.  On July 8, 2015, the USPTO vacated sua sponte the June 15 Examiner’s Determination.  On September 11, 2015, the Examiner issued a new Examiner’s Determination which rejected the amended claims based on multiple grounds.  On October 13, 2015, the Company filed a response to the Examiner’s Determination.  The reexamination of the ‘274 patent remains pending and will continue in accordance with established procedures for Inter Partes Reexamination.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares of Serial Preferred Stock were outstanding at September 26, 2015 or December 27, 2014.

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

Subject to certain adjustments, as of September 26, 2015, the Company was authorized to issue a maximum of 9,005,556 shares of common stock pursuant to awards under the 2006 Plan. That maximum number will automatically increase on the first day of each subsequent calendar year by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At September 26, 2015, the Company had 684,761 shares available for grant under the 2006 Plan.  Options granted under the 2000 Plan and the 2006 Plan primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in eight equal increments at intervals of approximately six months from the date of grant.

A summary of the Company’s common stock option activity for the nine months ended September 26, 2015 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 27, 2014	7,234	$2.40
Options granted	1,330	1.00
Options exercised	(11)	0.73
Options expired/forfeited	(814)	2.09
Options outstanding at September 26, 2015	7,739	$2.19

The intrinsic value of options exercised in the nine months ended September 26, 2015 was $4,895.

A summary of the Company’s restricted stock awards as of and for the nine months ended September 26, 2015 is presented below (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at December 27, 2014	2	$1.51
Restricted stock forfeited	(1)	1.51
Restricted stock vested	(1)	1.51
Balance outstanding at September 26, 2015	-	$-

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Nine months ended
	September 26,	September 27,
	2015	2014
Expected term (in years)	6.2	6.5
Expected volatility	113%	121%
Risk-free interest rate	1.54%	1.92%
Expected dividends	-	-
Weighted-average grant date fair value per share	$0.84	$1.73

The fair value per share of restricted stock grants is calculated based on the fair value of the Company’s common stock on the respective grant dates.  The grant date fair value of restricted stock vested was $1,000 and $200,000 in the nine months ended September 26, 2015 and September 27, 2014, respectively.

At September 26, 2015, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2015 through fiscal 2018 related to unvested common stock options is approximately $2.3 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.4 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Note 9—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At September 26, 2015, the Company did not any have long-lived assets located in the PRC.  At December 27, 2014, approximately $0.2 million of the Company’s long-lived assets, net of depreciation and amortization, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 10—Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and have determined that other than discussed below, no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as discussed in the accompanying notes.

On October 21, 2015 SVB further amended the Loan and Security Agreement extending the revolving line maturity date to January 31, 2016 and agreeing to forbear on any defaults or anticipated defaults on the tangible net worth and quick ratio loan covenants through January 31, 2016 (see Note 4).

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

This report contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected or projected.  These risks and uncertainties include, but are not limited to risks associated with the launch and commercial success of our products, programs and technologies; the success of product partnerships; continuing development, qualification and volume production of HyperVault, EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of the continued decrease in our sales; our ability to leverage our NVvault™ and EXPRESSvault™ technology into a more diverse customer base; our need to raise additional capital and our ability to obtain financing when necessary; the rapidly-changing nature of technology; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined or reviewed by the USPTO and PTAB; volatility in the pricing of DRAM ICs and NAND flash; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; and the political and regulatory environment in the PRC. Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  These forward-looking statements represent our estimates and assumptions only as of the date made. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

As of September 26, 2015, we had 58 U.S. and foreign patents issued and 32 U.S. and foreign patents applications pending. Assuming that they are properly maintained, our patents will expire at various dates between 2022 and 2029. Our issued patents and patent applications relate to the use of custom logic in high performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements. While we believe that our patent and other intellectual property rights are important to our success, our technical expertise and ability to introduce new products in a timely manner are also important factors in developing and maintaining our competitive position. Accordingly, we believe that our business is not materially dependent upon any one claim in any of our existing patents or pending patent applications.

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

For the nine months ended September 26, 2015 and September 27, 2014, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 27%  and 48% of total net sales, respectively.   For the three months September 26, 2015 and September 27, 2014, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 2%  and 48% of total net sales, respectively.

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

Provision for Income Taxes. The federal statutory rate was 34% for the period ended September 26, 2015 and

September 27, 2014.  Our effective tax rate differs from the statutory rate due to the company providing a full valuation allowance against net deferred tax assets, and accordingly did not recognize an income tax benefit related to losses incurred.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Net sales	100%	100%	100%	100%
Cost of sales	99	77	84	76
Gross profit	1	23	16	24
Operating expenses:
Research and development	90	30	85	21
Intellectual property legal fees	56	32	129	22
Selling, general and administrative	106	37	101	31
Total operating expenses	251	100	315	75
Operating loss	(249)	(77)	(299)	(50)
Other expense, net:
Interest expense, net	(28)	(8)	(27)	(7)
Other (expense) income, net	(55)	-	13	-
Total other expense, net	(83)	(8)	(15)	(7)
Loss before provision for income tax	(332)	(85)	(314)	(57)
Provision for income taxes	-	-	-	-
Net loss	(332)%	(85)%	(314)%	(57)%

Three and Nine Months Ended September 26, 2015 Compared to Three and Nine Months Ended September 27, 2014

Net Sales, Cost of Sales and Gross Profit

The following tables present net sales, cost of sales and gross profit for the three and nine months ended September 26, 2015 and September 27, 2014 (in thousands, except percentages):

	Three Months Ended
	September 26,	September 27,		%
	2015	2014	Change	Change

Net sales	$1,617	$4,791	$(3,174)	(66)%
Cost of sales	1,593	3,678	(2,085)	(57)%
Gross profit	$24	$1,113	$(1,089)	(98)%
Gross margin	1.5%	23.2%	(21.7)%

	Nine Months Ended
	September 26,	September 27,		%
	2015	2014	Decrease	Change

Net sales	$5,160	16,679	$ (11,519)	(69)%
Cost of sales	4,332	12,602	(8,270)	(66)%
Gross profit	$828	4,077	$ (3,249)	(80)%
Gross margin	16.0%	24.4%	(8.4)%

Net Sales.  The decrease in net sales for the three months ended September 26, 2015 as compared with the three months ended September 27, 2014 resulted primarily from a decrease in sales of approximately (i) $2.2 million of NVvault™, (ii) $0.7 million of HyperCloud®, (iii) $0.1 million in flash, (iv) $0.4 million in other VLP partially offset by an increase $0.1 million of Planar X VLP and $0.1 million in other SODIMM and RDIMM sales. The decrease in our net sales for the nine months ended September 26, 2015 as compared with the nine months ended September 27, 2014 resulted primarily from decreases of approximately (i) $6.6 million in sales of NVvault™, (ii) $1.5 million of HyperCloud® sales (iii) $0.8  million in flash product sales, (iv) $1.0 million of Planar X VLP   and (v) $1.5 million in other VLP sales.

Gross Profit and Gross Margin.    The decrease in gross profit and margin for the three and nine months ended September 26, 2015 as compared with the three and nine months ended September 27, 2014 is primarily the result of a change in our product mix impacted by the reduction of our higher margin NVvault™ sales in the three months and nine months ended September 26, 2015.  In addition, the allocation of overhead over a lower revenue base has also impacted our gross margin.

Research and Development.

The following tables present research and development expenses for three and nine months ended September 26, 2015 and September 27, 2014 (in thousands, except percentages):

	Three Months Ended
	September 26,	September 27,		%
	2015	2014	Change	Change

Research and development	$1,449	$1,445	$4	0%

	Nine Months Ended
	September 26,	September 27,		%
	2015	2014	Change	Change

Research and development	$4,369	$3,555	$814	23%

Research and development expense in the three months ended September 26, 2015, as compared with the three months ended September 27, 2014 were flat with an immaterial increase.

The increase in research and development expense in the nine months ended September 26, 2015, as compared to the nine months ended September 27, 2014 resulted primarily from an increase of $0.8 million in engineering headcount and overhead expenses.

Intellectual Property Legal Fees.

The following table presents intellectual property legal fees for three and nine months ended September 26, 2015 and September 27, 2014  (in thousands, except percentages):

	Three Months Ended
	September 26,	September 27,		%
	2015	2014	Change	Change

Intellectual property legal fees	$899	$1,552	$(653)	(42)%

	Nine Months Ended
	September 26,	September 27,		%
	2015	2014	Change	Change

Intellectual property legal fees	$6,679	$3,719	$2,960	80%

The decrease in intellectual property legal fees during the three months ended September 26, 2015 as compared with the three months ended September 27, 2014 resulted from a decrease in legal fees incurred for trade secret litigation and patent litigation.   The increase in intellectual property legal fees for the nine months ended September 26, 2015 as compared to the nine months ended September 27, 2014 is due to legal fees incurred for trade secret litigation and patent litigation we are pursuing for protection of our intellectual property.

Selling, General and Administrative.

The following tables present selling, general and administrative expenses for the three and nine months ended September 26, 2015 and September 27, 2014 (in thousands, except percentages):

	Three Months Ended
	September 26,	September 27,		%
	2015	2014	Change	Change

Selling, general and administrative	$1,710	$1,782	$(72)	(4)%

	Nine Months Ended
	September 26,	September 27,		%
	2015	2014	Change	Change

Selling, general and administrative	$5,213	$5,185	$28	1%

Selling, general and administrative expense decreased by $0.1 million for the three months ended September 26, 2015, as compared to the three months ended September 27, 2014.  This decrease was primarily due to a decrease of $0.1 million in advertising and product evaluation costs.

Selling, general and administrative expenses increased by $0.03 million for the nine months ended September 26, 2015, as compared to the nine months ended September 27, 2014.  This increase was primarily due to an increase of (i) $0.2 million in outside services and (ii) $0.1 million in headcount costs and related overhead expenses, offset by (i) $0.2 million in sales commissions and (ii) $0.1 million in advertising and product evaluation costs.

Other Income (Expense).

The following table presents other (expense) income for the three and nine months ended September 26, 2015 and September 27, 2014 (in thousands, except percentages):

	Three Months Ended
	September 26,	September 27,		%
	2015	2014	Change	Change

Interest expense, net	$(447)	$(393)	$(54)	14%
Other expense, (net)	(889)	-	(889)	100%
Total other expense, net	$(1,336)	$(393)	$(943)	(240)%

	Nine Months Ended
	September 26,	September 27,		%
	2015	2014	Change	Change

Interest expense, net	$(1,416)	$(1,181)	$(235)	(20)%
Other income (expense), net	667	(5)	672	13,440%
Total other expense, net	$(749)	$(1,186)	$437	37%

The increase in interest expense for the three and nine months ended September 26, 2015 compared with the three and nine months ended September 27, 2014 is primarily due to amortization of the additional debt issuance costs associated with the new term loan funded in February 2015 with Fortress Credit Opportunities I LP (“Fortress”) as successor to DBD Credit Funding, LLC.

The increase in other expense, net, for the three months ended September 26, 2015 compared with the three months ended September 27, 2014 was primarily payment of $0.9 million on a bond associated with our lawsuit with Diablo Technologies, Inc.

The change in other income (expense), net for the nine months ended September 26, 2015 compared with the nine months ended September 27, 2014 is primarily due to funds received from our insurance company as compensation for damages to our facility in the PRC, offset by payment of $0.9 million associated with our lawsuit with Diablo Technologies, Inc.

Provision for Income Taxes.

The following table presents the provision for income taxes for the three and nine months ended September 26, 2015 and September 27, 2014 (in thousands, except percentages):

	Three Months Ended
	September 26,	September 27,		%
	2015	2014	Change	Change

Provision for income taxes	$-	$-	$-	-%

	Nine Months Ended
	September 26,	September 27,		%
	2015	2014	Change	Change

Provision for income taxes	$1	$2	$(1)	(50)%

We did not record a benefit for income taxes for the three and nine months ended September 26, 2015 and September 27, 2014, as tax benefits resulting from operating losses generated were fully reserved.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity securities, debt instruments and cash generated from operations.  We have also funded our operations with a revolving line of credit and term loans under bank credit facilities and capitalized lease obligations.

Working Capital and Cash and Cash Equivalents

The following table presents working capital and cash and cash equivalents (in thousands) as of September 26, 2015 and December 27, 2014:

	September 26,	December 27,
	2015	2014
Working capital	$145	$7,907
Cash and cash equivalents(1)	$12,647	$11,040

(1)	Included in working capital.

Our working capital decreased in the nine months ended September 26, 2015 primarily as a result of an increase in the current portion of long term debt with Fortress of $5.0 million and $2.9 million in accounts payable.  Our cash and cash equivalents increased due to raising additional capital in February 2015.

Cash Provided by (Used in) in the Nine Months Ended September 26, 2015 and September 27, 2014.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 26,	September 27,
	2015	2014

Net cash provided by (used in):
Operating activities	$(9,510)	$(3,350)
Investing activities	(138)	(101)
Financing activities	11,255	10,870
Net change in cash and cash equivalents	$1,607	$7,419

Operating Activities.    Net cash used in operating activities for the nine months ended September 26, 2015 was primarily the result of a net loss of approximately $16.2 million, partially offset by (i) approximately $4.2 million in net cash provided by changes in operating assets and liabilities, which were primarily from changes in inventories, accounts receivable, prepaid expenses and other assets and accounts payable (ii) approximately $2.5 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, capitalized payment-in-kind interest, amortization of debt discount and debt issuance costs and stock based compensation.  Net cash used in operating activities for the nine months ended September 27, 2014 was primarily the result of a net loss of approximately $9.6 million, partially offset by (i) approximately $3.2 million in net cash provided by changes in operating assets and liabilities, which were primarily from changes in inventories, accounts receivable, and prepaid expenses and (ii) approximately $3.0 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discount and debt issuance costs and stock based compensation.

Accounts receivable decreased by approximately $0.6 million during the nine months ended September 26, 2015, which we attribute primarily to a decrease in sales.

Inventories decreased by approximately $0.04 million during the nine months ended September 26, 2015 as we used inventory on hand to support sales.

Accounts payable increased by approximately $2.9 million during the nine months ended September 26, 2015 due to increased legal fees incurred for trade secret litigation and patent litigation we are pursuing for protection of our intellectual property.

Investing Activities. Net cash used in investing activities for nine months ended September 26, 2015 and September 27, 2014 was primarily the result of our purchase of property and equipment, partially offset by proceeds we received from the sale of property and equipment.

Financing Activities.  Net cash provided by financing activities for nine months ended September 26, 2015 was primarily the result of our February 2015 Offering, where we raised net proceeds of approximately $10.5 million and, from a new term loan of approximately $3.7 million, net of debt issuance costs, with Fortress and payments on debt of approximately $3.0 million. Net cash provided by financing activities for the nine months ended September 27, 2014 was primarily the result of our 2014 Offering, where we raised net proceeds of approximately $10.3 million and, to a lesser extent, our receipt of an aggregate of approximately $0.8 million in proceeds from the partial exercise of an outstanding warrant to purchase our common stock and the exercise of employee stock options.

Capital Resources

Silicon Valley Bank Credit Agreement

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank, which was amended on April 23, 2015 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit Agreement provides that we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million.

The SVB Credit Agreement requires letters of credit to be secured by cash. At September 26, 2015, letters of credit in the amount of $700,000 were outstanding.

Following its amendment on July 18, 2013, the SVB Credit Agreement permits the debt financing and security interests contemplated under our Loan Agreement with DBD (described below) and releases certain patents and related assets from the collateral subject to SVB’s security interest under the SVB Credit Agreement. Additionally, pursuant to the SVB Credit Agreement, advances under the revolving line now accrue interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%. The SVB Credit Agreement also relaxed our tangible net worth covenant. Certain reporting requirements under the SVB Credit Agreement were modified while certain reserves with respect to the borrowing base and the availability of revolving loans were removed.  On September 30, 2014, the SVB Credit Agreement was amended again to further modify our tangible net worth covenant and to extend the maturity date of our revolving line under the SVB Credit Agreement to September 29, 2015.  On April 23, 2015, the SVB Credit Agreement was amended again to modify the tangible net worth covenant.    On October 21, 2015, SVB further amended the Loan and Security Agreement extending the revolving line maturity date to January 31, 2016 and agreeing to forbear on any defaults or anticipated defaults on the tangible net worth and quick ratio loan covenants until the date (the "Forbearance Termination Date") which is the earliest to occur of (a) January 31, 2016, (b) the failure after the date hereof of the Company to comply with any of the terms or undertakings of this agreement, (c) the occurrence after the date hereof of any event of default, as defined and (d) the date that the Company joins in, assists, cooperates, or participates as an adverse party or adverse witness in any suit or other proceeding against SVB relating to the obligations in connection with or related to any of the transactions contemplated by any of the other loan documents.

We made no borrowings under the SVB Credit Agreement in the nine months ended September 26, 2015 or the year ended December 27, 2014. At September 26, 2015 and December 27, 2014, we had borrowing availability of approximately $0.4 million and $0.9 million, respectively.

Loan Agreement with Fortress Credit Opportunities I LP

Concurrent with our amendment of the SVB Credit Agreement, on July 18, 2013, we entered into a loan and security agreement (as amended, the “Loan Agreement”), with Fortress Credit Opportunities I LP, a Delaware limited liability company (“Fortress”), as successor to DBD Credit Funding  LLC, providing for up to $10 million in term loans and up to $5 million in revolving loans.  The term loans are available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans are available at Fortress’s discretion and subject to customary conditions precedent.  The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay our existing consolidated term loan with Silicon Valley Bank. The remainder of such funds were available to fund our ongoing working capital needs. On February 17, 2015, we amended the Loan Agreement (“Loan Amendment”) to accelerate the availability of the term loan and we borrowed the remaining $4 million in term loans.  In connection with the Loan Agreement, we paid a facility fee and an amendment and restructuring fee; the Company must also pay an annual management and monitoring fee.  The conditional facility fee due upon satisfaction of the IP Monetization Milestone was deemed fully earned pursuant to the Loan Amendment.

The loans bear interest at a stated fixed rate of 11.0% per annum.  Until the last business day of February 2015, the payments on the term loans were interest-only at a cash rate of 7.0% per annum and a payment-in-kind deferred cash interest rate of 4.0%, which payment-in-kind interest is capitalized semi-annually, beginning with December 31, 2013.  Beginning with the last business day of February 2015, the term loans are amortized with 65% of the principal amount due in equal monthly installments over the following seventeen (17) months with a balloon payment equal to 35% of the remaining principal amount of the term loans, plus accrued interest, being payable on July 18, 2016 (the “Maturity Date”).  Term loan payments, including the $4 million borrowed on February 17, 2015, of approximately $370,000 are due monthly through June 18, 2016, with the remaining amount of approximately $4.3 million due on July 18, 2016.

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

We believe that our existing cash resources, taking into account certain planned activities, are sufficient to meet our anticipated needs during the next twelve months.    Should we need additional capital, we may seek to raise capital through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations.

Liquidity

We incurred net losses of approximately $16.2 million and $9.6 million for the nine months ended September 26, 2015 and September 27, 2014, respectively.   We have also used cash in operations of approximately $9.5 million and $3.4 million for the nine months ended September 26, 2015 and September 27, 2014, respectively.

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

We believe that our existing cash resources, taking into account certain planned activities, are sufficient to meet our anticipated needs during the next twelve months. However, our estimates of our operating expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we presently anticipate. Further, some or all of our ongoing or planned activities may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain cash outlays which cannot be postponed.

We plan to increase our liquidity and capital resources by one or more measures, to the extent necessary. Our plans include, but are not limited to, the following: reducing operating expenses; restructuring our balance sheet by negotiating with creditors and vendors; entering into strategic partnerships or alliances; obtaining financing through the issuance of equity, debt, or convertible securities; and working to increase revenue growth through new product sales. If we issue equity, debt or convertible securities to raise additional funds, our existing stockholders may experience dilution, and the new equity, debt or convertible securities may have rights, preferences and privileges senior to those of our existing stockholders. There is no guarantee that we would be able to obtain capital on terms acceptable to us, or at all.

  If we are unable to obtain sufficient capital, it would have a material adverse effect on our business and operations. It could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements. It also may require us to significantly modify our business model and operations to reduce spending to a sustainable level, which may include delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, among other investments. If adequate funds are not available when needed, we may be required to reduce or cease operations altogether. The financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

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

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended September 26, 2015.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended September 26, 2015, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-

15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future in order to continue operating our business and developing new products and technologies, which capital may not be available on acceptable terms or at all.

We believe that, taking into account certain planned activities, we have sufficient cash resources to satisfy our capital needs for at least the next twelve months. However, our estimates of our operating expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we presently anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

Our capital requirements will depend on many factors, including, among others:

•	the acceptance of, and demand for, our products;
•	our success and that of our strategic partners in developing and selling products derived from our technology;
•	our continued listing on NASDAQ;
•	the costs of further developing our existing, and developing new, products or technologies;
•	the extent to which we invest in new technology, testing and product development;
•	the timing of vendor payments and the collection of receivables, among other factors affecting our working capital;
•	the exercise of outstanding options or warrants to acquire our common stock;
•	the number and timing of acquisitions and other strategic transactions in which we participate, if any; and
•	the costs associated with the continued operation, and any future growth, of our business.

We expect to rely in the near term on funds raised pursuant to recent public and private placement offerings of our debt and equity (although we have used certain of those funds to repay certain indebtedness as required by the repayment terms thereof).

However, until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses; restructuring our balance sheet by negotiating with creditors and vendors; entering into strategic partnerships or alliances;  raising additional financing through the issuance of debt, equity, or convertible securities; working to increase revenue growth through new product sales. There is no guarantee that we will be able to obtain capital on terms acceptable to us, or at all.

Insufficient funds would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements, and further may require us to significantly modify our business model and/or reduce our operations, which could include delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, among other investments. Modification of our business model and operations could result in an impairment of assets, the effects of which cannot be determined at this time. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

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

For the nine months ended September 26, 2015 and September 27, 2014, our NVvault™ non‑volatile RDIMM used in cache‑protection and data logging applications, including our NVvault™ battery‑free, the flash‑based cache system, accounted for approximately 27% and 48% of total net sales, respectively. Following Intel’s launch of its Romley platform in the first quarter of 2012, we experienced a rapid decline in NVvault™ sales to Dell, and we recognized no NVvault™ sales to Dell in the nine months ended September 26, 2015 and September 27, 2014.  We expect no future demand from Dell for our DDR2 NVvault™. In order to leverage our NVvault™ technology and diversify our customer base, and to secure one or more new key customers, we continue to pursue additional qualifications of NVvault™ with other OEMs and to target customer applications such as online transaction processing (“OLTP”), virtualization, big data analytics, high speed transaction processing, high performance database, and in‑memory database applications. We also introduced EXPRESSvault™ in March 2011, and we continue to pursue qualification of next generation DDR3 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other products such as HyperVault and other high‑density and high-performance solutions. HyperVault is still under development and may require substantial additional investment and the services and attention of key employees who have competing demands on their available time. We may not be successful in expanding our qualifications or in marketing any new or enhanced products.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net sales. Approximately 25% and 11%  of our net sales in the nine months ended September 26, 2015 were to two customers.  Approximately 18%, 15% and 21% of our net sales in the nine months ended September 27, 2014 were to three customers. The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with our OEM customers, or with any other customer. Any one of these customers could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of September 26, 2015, we had 58 U.S. and foreign patents issued and over 32 pending applications worldwide. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

As of October 31, 2015, approximately 11.9% of our outstanding common stock was held by affiliates, including 10.7% held by Chun K. Hong, our chief executive officer and chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

As previously disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2015, on May 7, 2015, we received deficiency letters from NASDAQ notifying us that we no longer meet NASDAQ’s requirements for continued listing on the NASDAQ Global Market under NASDAQ Listing Rule 5450(a)(1) (the “Bid Price Rule”) and NASDAQ Listing Rule 5450(b)(2)(A) (the “Market Value Rule”) and, in accordance with NASDAQ’s Listing Rules, would be provided until November 3, 2015, to regain compliance. We did not regain compliance within this time. On November  4, 2015, we received another letter from NASDAQ notifying us that we had failed to regain compliance with the Bid Price Rule and the Market Value Rule.

NASDAQ’s delisting determination will not immediately result in the delisting of the Company’s common stock. The Company plans to appeal its delisting. The request for a hearing must be received by the NASDAQ Hearings Department no later than 4:00 p.m. Eastern time on November 11, 2015. Under NASDAQ rules, the delisting of the Company’s common stock will be stayed during the pendency of the appeal. The Company’s common stock will continue to list on the NASDAQ Global Market while such appeal is pending. However, there can be no assurance that the NASDAQ Hearing Panel will grant the Company’s request for continued listing.

If we fail to obtain a favorable outcome in our appeal, our common stock could be delisted. Such delisting could cause our stock to be classified as “penny stock,” among other potentially detrimental consequences, any of which could significantly impact our stockholders’ ability to sell shares of our common stock or to sell shares at a price that a stockholder may deem to be acceptable.

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

Date: November 10, 2015		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)