Form 10-K
period 2016-01-02
NETLIST INC
filed 2016-03-04
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

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

(949) 435-0025

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on The NASDAQ Global Market on June 27, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $24.4 million. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and persons beneficially owning ten percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

Common Stock, par value $0.001 per share

50,354,363  shares of common stock outstanding at February 29,  2016

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s Annual Meeting of Stockholders for 2016 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements relate to future events and our future performance, and are generally identified by words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “may”, “will likely” and similar words or phrases. A forward‑looking statement is neither a prediction nor a guarantee of future events or circumstances, and our actual results could differ materially and adversely from those expressed in any forward‑looking statement.  These forward‑looking statements are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties.  Important information regarding factors that could cause actual results to differ materially from such expectations is disclosed under the heading “Risk Factors” in Part I, Item 1A. and elsewhere in this report.  These risks and uncertainties include, among others, risks associated with the launch and commercial success of our products, programs and technologies; the success of product, joint development and licensing partnerships; continuing development, qualification and volume production of HyperVault, EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of the continued decrease in our sales; our ability to leverage our NVvault™ and EXPRESSvault™ technology into a more diverse customer base; our need to raise additional capital and our ability to obtain financing when necessary; the rapidly-changing nature of technology; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined or reviewed by the USPTO and PTAB; volatility in the pricing of DRAM ICs and NAND flash; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; the political and regulatory environment in the PRC; and general economic and market conditions. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date made. Except as required by law, we undertake no obligation to revise or update publicly any forward‑looking statements for any reason.

PART I

Item 1.  Business

Overview

We design, manufacture and sell a wide variety of high-performance, logic‑based memory subsystems for the global datacenter, data storage and high‑performance computing markets. Our memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND flash”), application‑specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”). We primarily market and sell our products to leading original equipment manufacturer (“OEM”) customers, hyperscale datacenter operators and data storage vendors. Our solutions are targeted at applications where memory plays a key role in meeting system performance requirements. We leverage a portfolio of proprietary technologies and design techniques, including combining discrete semiconductor technologies from third parties such as DRAM and NAND flash to function as one efficient planar design, and alternative packaging techniques to deliver memory subsystems with persistence, high density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. Our NVvault™ product is the first to offer both DRAM and NAND flash in a standard form factor memory subsystem as a persistent dual‑in line memory module (“DIMM”) in mission critical applications. Our HyperCloud® technology incorporates our patented rank multiplication and load reduction technologies. We also have pending and issued patents covering fundamental aspects of hybrid memory DIMM designs that incorporate combinations of DRAM and/or NAND flash, such as our NVvault™ product.  We are focused on monetizing our patent portfolio through our products business and, where appropriate, through licensing arrangements with third parties that wish to incorporate our patented technologies in their products.

Intellectual Property Rights and Enforcement

Our high-performance memory subsystems are developed in part using our proprietary technologies, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. As of January 2, 2016, we had 60 U.S. and foreign patents issued and 33 U.S. and foreign patent applications pending. Assuming that they are properly maintained, our patents will expire at various dates between 2022 and 2030. Our issued patents and patent applications relate to the use of custom logic in high-performance memory subsystems, PCB design, layout and packaging techniques. We intend to actively pursue the filing of additional patent applications related to our technology advancements in order to expand and strengthen our portfolio. Our patents cover different aspects of our technology innovations and various claim scopes and, as such, we believe that our business is not materially dependent upon any one claim in any of our existing patents or pending patent applications.

We intend to vigorously defend our patent and other intellectual property rights, including, when necessary, pursuit of enforcement actions against entities we believe are using our patented solutions in their products. We may seek injunctive relief in the course of enforcing our intellectual property rights in certain instances, and in other instances we may enter into settlement or license agreements. We dedicate substantial resources to protecting our intellectual property, including efforts to defend our patents against challenges made by way of reexamination and review proceedings at the U.S. Patent and Trademark Office (“USPTO”) and Patent Trial and Appeal Board (“PTAB”). These activities are likely to continue for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful. We also are subject to litigation based on claims that we have infringed on the intellectual property of others, against which we intend to defend ourselves vigorously.

Licensing and Joint Development Partnerships

We intend to seek opportunities to monetize our intellectual property rights through joint development or licensing arrangements, such as our November 2015 Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”), pursuant to which, among other things, we and Samsung will work together to jointly develop a standardized product interface for NVDIMM-P memory modules in order to facilitate broad industry adoption of this new technology, we and Samsung have cross-licensed our respective patent portfolios for this purpose, and we may enter into an additional agreement with Samsung in the future to grant Samsung a commercial license to our NVDIMM-P technology. Commercial licensing arrangements, whether arising from partnerships such as the JDLA with Samsung or from patent infringement enforcement actions, can be structured in a variety of ways, including one-time paid up license fees or ongoing royalty arrangements. We aim to generate a portion of our revenues with these types of licensing arrangements in the future, but our efforts to monetize our intellectual property rights and technologies may not be successful.

Our Products

Our technical expertise and our ability to introduce new or enhanced products that achieve customer or market acceptance in a timely manner has been and we believe will continue to be important factors in developing and maintaining our competitive position. Below are descriptions of our commercially available products and new products that have been publicly announced.

NVvault™ Family

We were the first to develop and market memory subsystems that incorporate both DRAM and NAND flash in a single NVvault™ persistent DIMM solution. NVvault™ was originally used for mission critical backups during power interruption in Redundant Array of Independent Disks (“RAID”) and main memory. NVvault™ has evolved beyond its original application to a variety of other applications, including hyperscale computing for cloud, big data, on-line banking and other real time applications where NVvault™ is also used as a data accelerator. We are working to further enhance the capabilities of our NVvault™ technology in these new applications, and we are also seeking to expand our customer base through the integration of NVvault™ into leading storage motherboards. NVvault™ is incorporated in our EXPRESSvault™ PCIe solution for both acceleration and backup in storage applications.  Our NVvault™ product line consists primarily of battery-free and battery-powered flash backed cache memory subsystems targeting RAID storage, application acceleration and mission critical data integrity. NVvault™ battery-free provides server and storage OEMs a solution for enhanced datacenter fault recovery. We have experienced a steady decline in NVvault sales in recent years, due in large part to our loss of our most significant NVvault customer, Dell, beginning in 2012. We have also experienced supply chain disruptions with respect to the components of our NVvault products, which has contributed to the decrease in sales of these products. There were no sales of NVvault™ products to Dell in the years ended January 2, 2016 and December 27, 2014, and we expect no future demand from Dell for our NVvault™ products. We continue to pursue qualifications with other potential significant customers for these products and we are working to remedy our ongoing supply chain disruptions, however, our efforts to expand our qualifications and manage our supply chain may not result in significant revenues from the sale of the NVvault™ family of products.

HyperVault, a future product that combines DRAM and NAND flash, is still under development and may require substantial additional investment and the services and attention of key employees who have competing demands on their available time. We believe that our JDLA will advance the development of this product and that Samsung will prove to be an important strategic partner that can facilitate getting this technology to market.

For the years ended January 2, 2016 and December 27, 2014, our NVvault™ non-volatile RDIMM used in cache-protection and data logging applications, including our NVvault™ battery-free, the flash-based cache system, accounted for approximately 20% and 44% of total net product sales, respectively.

HyperCloud®

Our HyperCloud® product incorporates our patented rank multiplication technology, which increases memory capacity, and our patented load reduction technology, which increases memory bandwidth. We expect that these patented technologies will make possible improved levels of performance for memory intensive datacenter applications and workloads, including enterprise virtualization, cloud computing infrastructure, business intelligence real- time data analytics, and high-performance computing.

Specialty Memory Modules and Flash-Based Products

The remainder of our product revenues is primarily from OEM sales of specialty memory modules and flash-based products, the majority of which are utilized in data center and industrial applications. When developing custom modules for an equipment product launch, we engage with our OEM customers from the earliest stages of new product definition, providing us unique insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with persistence, high density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. Revenues from our specialty modules and flash-based products are subject to fluctuation as a result of the life cycles of the products into which our modules are incorporated. Our ability to continue to generate revenues from specialty memory modules and flash-based products is dependent on our ability to qualify our products on new platforms as current platforms reach the end of their lifecycles, and on the state of the global economy.

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

NVvault™.

NVvault is a memory subsystem that incorporates both DRAM and NAND flash in a single persistent DIMM solution. NVvault™ combines the best attributes of DRAM, including speed, durability and reliability, with high densities, lower power and lowest costs provided by NAND flash. This combination enables us to provide application acceleration and mission critical backup during power interruption for cloud infrastructure, virtualization, analytics and database applications. NVvault™ is incorporated in our EXPRESSvault™ PCIe solution for both acceleration and backup in storage applications.

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

Customers

During our 2015 fiscal year we primarily marketed and sold our products to leading OEMs in the server, data storage and communications markets. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net sales.  Net product sales to our two largest customers, Dell and Singh Semiconductors and Systems, represented approximately 27% and 10% of our net product sales in 2015, respectively. Dell, IBM and Nimble Storage, Inc. represented approximately 20%, 14% and 19% of our net product sales in 2014, respectively. For further information regarding our sales to our OEM customer base, please refer to Note 10 to our consolidated financial statements included in Part II, Item 8 of this report.

The composition of major customers and their respective contributions to our net sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell.

Our sales are made primarily pursuant to standard purchase orders that may be rescheduled on relatively short notice, which reduces our backlog of firm orders and our ability to accurately estimate future customer requirements for our products. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess inventories, which contain no right-of-return privileges. Estimated returns are provided for at the time of sale based on historical experience or specific identification of an event necessitating a reserve. While these returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience similar return rates in the future. Any significant increase in product failure rates and the resulting product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

For additional information regarding our net product sales from external customers by geographic area, refer to Note 11 to our consolidated financial statements included in Part II, Item 8 of this report.

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

Manufacturing

We manufacture substantially all of our products at our facility in Suzhou in the People’s Republic of China (the “PRC”). Our advanced engineering and design capabilities, combined with our in-house manufacturing processes, allow us to assemble our memory subsystems reliably and in high volume. Our advanced, customized manufacturing facilities are capable of surface mount assembly, subsystem testing, system‑level burn-in testing, programming, marking, labeling and packaging. At each stage of the production cycle, including product prototyping, qualification sample production and high-volume manufacturing and delivery, we focus on providing our customers with rapid response and short manufacturing turn-around times. Manufacturing cycle times for our products are typically one week or less, and in some cases as short as two days, from receipt of order.

We acquire components and materials such as ASICs, DRAM ICs and NAND flash directly from integrated circuit manufacturers and assemble them into finished subsystems. We believe that one of our key strengths is the efficient procurement and management of components for our subsystems, which benefits our customers in the form of lower costs and increased product availability. We have a limited number of suppliers, including Arrow Electronics and Barun Electronics, Inc. each of which comprised more than 10% of our total purchases in 2015 and Arrow Electronics comprised more than 10% of our total purchases in 2014. Further, our JDLA with Samsung contractually commits Samsung to supply NAND flash and DRAM products to us on our request at competitive prices. For further information regarding our supplier concentrations, refer to Note 10 to our consolidated financial statements included in Part II, Item 8 of this report.  We have developed strong supplier relationships with these and other key DRAM IC and NAND flash manufacturers, which we believe gives us direct and ready access to the critical components that we need for our production activities. We typically qualify our products with our customers using multiple manufacturers of DRAM ICs and NAND flash. The flexibility to choose from several DRAM IC and NAND flash providers allows us to minimize product cost and maximize product availability. We schedule production based on purchase order commitments and anticipated orders. We release raw materials to the manufacturing floor by means of an on-line shop floor control system, which allows for internal quality analysis, direct access to inventory information and production floor material tracking. We have a flexible manufacturing workforce which allows us to manage unforecasted demand. In addition, in order to mitigate inventory risks, we have the capability to sell excess quantities of certain component inventories of DRAM ICs and NAND flash to distributors and other users of memory integrated circuits.

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

We are certified in International Organization for Standardization (“ISO”) 9001:2008 Quality Management Systems and ISO 14001:2004 Environmental Management Standards.

Competition

Our products are primarily targeted for the server, high-performance computing and communications markets. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs. We face competition from DRAM suppliers, memory module providers and logic suppliers for many of our products, including NVvault and HyperCloud®.  Additionally, if and to the extent we enter new markets or pursue licensing arrangements to monetize our technologies and intellectual property portfolio, we may face competition from a large number of competitors that produce solutions utilizing similar or competing technologies.

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

We expect our competitors to continue to improve the performance of their current products, reduce their prices and introduce new or enhanced technologies that may offer greater performance and improved pricing. If we are unable to match or exceed the improvements made by our competitors, our market position would deteriorate and our net sales would decline. In addition, our competitors may develop future generations and enhancements of competitive products that may render our technologies obsolete or uncompetitive. Our ability to compete in our current target markets and in future markets will depend in large part on our ability to successfully develop, introduce and sell new and enhanced products or technologies on a timely and cost-effective basis and to respond to changing market requirements. We believe that the principal competitive factors in the selection of high-performance memory subsystems by potential customers are:

•	understanding of OEM system and business requirements;

•	timeliness of new value-add product introductions;

•	development of advanced technologies that we could license to third parties before our competitors;

•	design characteristics and performance;

•	quality and reliability;

•	track record of volume delivery;

•	credibility with the customer;

•	fulfillment capability and flexibility; and

•	price.

We believe that we compete favorably with respect to these factors. However, our current and future competitors could develop competing products that could cause a decline in sales or loss of market acceptance of our products or technologies.

Research and Development

The market for high-performance memory subsystems is constantly changing and therefore continuous development of new technology, processes and product innovation is necessary in order to be successful as a leading supplier. We believe that the continued and timely development of new products and improvement of existing products are critical to maintaining our competitive position. Our team of engineers focuses on developing custom semiconductor logic devices, hybrid memory, DRAM and NAND flash products with innovative packaging solutions, improved electrical signal integrity and thermal characteristics that enhances reliability over the life of the system and achieves higher speeds and lowers power consumption. Also, our engineers incorporate various new techniques and methodologies for testing as well as new processes for manufacturing our products.

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

We use advanced design tools in development of our products that allow us to model behavior of a signal trace on our memory modules as well as airflow and thermal profiles of all components in the system. These design tools enable real-time simulation for signal integrity and behavioral modeling of our designs using the Input/Output Buffer Information Specification and Simulation Program with Integrated Circuit Emphasis models of our suppliers’ components. These simulation tools help us reduce or eliminate electronic signal reflections, clock skews, signal jitter and noise, which can reduce system performance and reliability. These efforts allow our engineers to develop optimum thermal solutions for our customer base.

We believe that to remain competitive we must continue to focus on developing advanced memory technologies. We have invested significant resources in the design of custom semiconductor logic devices. These logic devices are integrated into our next-generation memory subsystems in order to improve their performance. Logic devices in our NVvault™ and EXPRESSVault™ hybrid memory products enable DRAM and flash memory to be efficiently combined for the purposes of accelerating system performance and providing mission critical back-up. The development of these semiconductor devices is an important part of our overall effort to maintain a strong competitive position in our industry based on advanced memory technologies.

Our customers typically do not separately compensate us for design and engineering work involved in developing application‑specific products for them.  Our total expenditures for research and development were approximately $6.0 million and $4.6 million for 2015 and 2014, respectively.

Employees

At January 2, 2016, we had approximately 110 employees (including 87 regular employees and 23 temporary employees). Approximately 45 of the regular employees were located in the U.S., and approximately 42 were located in the PRC. We had 63 employees in operations, 28 employees in research and development, 12 employees in sales and marketing, and 7 employees engaged in other administrative functions. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

Compliance with Environmental Laws

We are subject to various and frequently changing U.S. federal, state and local and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. In particular, some of our manufacturing processes may require us to handle and dispose of hazardous materials from time to time. For example, in the past our manufacturing operations have used lead-based solder in the assembly of our products. Today, we use lead-free soldering technologies in our manufacturing processes, as this is required for products entering the European Union. We could incur substantial costs, including clean-up costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury as a result of violations of, or noncompliance with, environmental laws and regulations. Although we have not incurred significant costs to date to comply with these laws and regulations, new laws or changes to current laws and regulations to make them more stringent could require us to incur significant costs to remain in compliance.

General Information

We were incorporated in Delaware in June 2000 and commenced operations in September 2000.  Our principal executive offices are located at 175 Technology Drive, Suite 150, Irvine, California 92618 and our telephone number at that address is (949) 435-0025. We maintain a website at www.netlist.com (this reference to our website is an inactive textual reference only and is not intended to incorporate our website into this report). We file reports with the Securities and Exchange Commission (“SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also contains copies of our corporate governance policy, code of business conduct and ethics, insider trading policy and whistleblower policy, as well as copies of the charters for our audit committee, compensation committee and nominating and corporate governance committee.

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

Since the inception of our business in 2000, we have only experienced one fiscal year (2006) with profitable results. In order to regain profitability, or to achieve and sustain positive cash flows from operations in the future, we must reduce operating expenses and/or increase our revenues and gross margins. Although we have in the past engaged in a series of cost reduction actions, and believe that we could reduce our current level of expenses through elimination or reduction of strategic initiatives, such expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved and eliminating or reducing strategic initiatives could limit our opportunities and prospects. Our ability to achieve profitability will depend on increased revenue growth from, among other things, monetization of our intellectual property, increased demand for our memory subsystems and other product offerings, as well as our ability to expand into new and emerging markets. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved, on a quarterly or annual basis in the future.

Any failure to achieve profitability could result in increased capital requirements and pressure on our liquidity position. We believe our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support sales, marketing, research and development activities, the expansion of manufacturing capacity both domestically and internationally, the continued market acceptance of our products, intellectual property enforcement activities and strategic collaborations or other transactions. Our capital requirements could result in our having to, or otherwise choosing to, seek additional funding through public or private equity offerings or debt financings. Such funding may not be available when needed, on terms acceptable to us or at all, any of which could result in our inability to meet our financial obligations and other related commitments.

We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future in order to continue operating our business and developing new products and technologies, which capital may not be available when needed, on acceptable terms or at all.

We believe that, taking into account our planned activities, we have sufficient cash resources to satisfy our capital needs for at least the next twelve months. However, our estimates of our operating expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we presently anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. In addition, irrespective of our cash resources, we may be contractually or legally obligated to make certain investments which cannot be postponed.

Our capital requirements will depend on many factors, including, among others:

•	the acceptance of, and demand for, our products;
•	our success and that of our strategic partners in developing and selling products derived from our technology;
•	our continued listing on NASDAQ;
•	the costs of further developing our existing, and developing new, products or technologies;
•	the extent to which we invest in new technology, testing and product development;
•	Costs associated with defending and enforcing our intellectual property rights;
•	the timing of vendor payments and the collection of receivables, among other factors affecting our working capital;
•	the exercise of outstanding options or warrants to acquire our common stock;
•	the number and timing of acquisitions and other strategic transactions in which we participate, if any; and
•	the costs associated with the continued operation, and any future growth, of our business.

We expect to rely in the near term on funds raised pursuant to recent public and private placement offerings of debt and equity securities (although we have used certain of those funds to repay certain indebtedness as required by the repayment terms thereof). However, until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity, or convertible securities and working to increase revenue growth through new product sales. There is no guarantee that we will be able to obtain capital when needed, on terms acceptable to us, or at all.

Insufficient funds would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements, and further may require us to significantly modify our business model and/or reduce our operations, which could include delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, among other investments. Modification of our business model and operations could result in an impairment of assets, the effects of which cannot be determined. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization.

We have incurred a material amount of indebtedness to fund our operations, the terms of which require that we pledge substantially all of our assets as security.  Our level of indebtedness and the terms of such indebtedness, could adversely affect our operations and liquidity.

We have incurred debt secured by all of our assets under our credit facilities and term loans with Samsung Venture Investment Corporation (“SVIC”) and Silicon Valley Bank (“SVB”). Our convertible promissory note issued to SVIC is secured by a first priority security interest in our patent portfolio and a second priority security interest in substantially all of our other assets. Our credit facility with SVB is secured by a first priority security interest in all of our assets other than our patent portfolio, to which SVB has a second priority security interest. The SVIC and/or SVB debt instruments contain customary representations, warranties and indemnification provisions, as well as affirmative and negative covenants that, among other things, restrict our ability to:

•	incur additional indebtedness or guarantees;

•	incur liens;

•	make investments, loans and acquisitions;

•	consolidate or merge

•	sell, lease, lend, exclusively license or otherwise transfer assets, including capital stock of subsidiaries;

•	alter our business;

•	change any provision of our organizational documents;

•	engage in transactions with affiliates; and

•	pay dividends or make distributions.

The SVIC and SVB debt instruments also include events of default, including, among other things, payment defaults, breaches of representations, warranties or covenants, certain bankruptcy events, and certain material adverse changes. If we were to default under either debt instrument and were unable to obtain a waiver for such a default, among other remedies, the lenders could accelerate our obligations under the debt instruments and exercise their rights to foreclose on their security interests, which would cause substantial harm to our business and prospects.

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

Our revenues and results of operations have been substantially dependent on NVvault™ and we may be unable to replace revenue lost from the rapid decline in prior generation NVvault™ sales.

For the years ended January 2, 2016 and December 27, 2014, our NVvault™ non‑volatile RDIMM used in cache‑protection and data logging applications, including our NVvault™ battery‑free, the flash‑based cache system, accounted for approximately 20% and 44% of total net product sales, respectively. We have experienced a steady decline in NVvault sales in recent years, due in large part to our loss of our most significant NVvault customer, Dell, beginning in 2012. We recognized no NVvault™ sales to Dell in the years ended January 2, 2016 and December 27, 2014. We expect no future demand from Dell for our NVvault™ products. In order to leverage our NVvault™ technology and diversify our customer base, and to secure one or more new key customers, we continue to pursue additional qualifications of NVvault™ with other OEMs and to target new customer applications such as online transaction processing, virtualization, big data analytics, high speed transaction processing, high-performance database, and in‑memory database applications. We also introduced EXPRESSvault™ in March 2011 and the next generation of EXPRESSvault™ (EV3) in July 2015 and we continue to pursue qualification of the next generation DDR3 NVvault™ and DDR4 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other products such as HyperVault™ and other high‑density and high-performance solutions. HyperVault™ is still under development and may require substantial additional investment and the services and attention of key employees who have competing demands on their available time. Although we believe that our JDLA will advance the development of this product and that Samsung will prove to be an important strategic partner that can facilitate getting this technology to market, our partnership with Samsung and any other steps we take to further the development of this or any other products in development could fail. If we are not be successful in expanding our qualifications or marketing any new or enhanced products, we will be unable to secure revenues sufficient to replace lost NVvault revenue and our results of operations and prospects could be materially harmed.

We are subject to risks relating to our focus on developing our HyperCloud® and NVvault™ products and lack of market diversification.

We have historically derived a substantial portion of our net sales from sales of our high-performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for a portion of our net sales in the near term. We believe that continued market acceptance of these products or derivative products that incorporate our core memory subsystem technology for use in servers is critical to our success.

We have invested a significant portion of our research and development budget into the design of ASIC and hybrid devices, including the HyperCloud® memory subsystem, introduced in November 2009, as well as our NVvault family of products. These products are subject to increased risks as compared to our legacy products. For example:

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

•

we may be unable to achieve new qualifications or customer or market acceptance of the HyperCloud® memory subsystem,NVvaultTM products or other new products such as HyperVaultTM, or achieve such acceptance in a timely manner;

•

the HyperCloud® memory subsystem, NVvaultTM products or other new products such as HyperVaultTM may contain currently undiscovered flaws, the correction of which would result in increased costs and time to market; and

•

we are required to demonstrate the quality and reliability of the HyperCloud® memory subsystem or other new products to our customers, and are required to qualify these new products with our customers, which requires a significant investment of time and resources prior to the receipt of any revenue from such customers.

We experienced a longer qualification cycle than anticipated with our HyperCloud® memory subsystems, and as a result, we have not generated significant HyperCloud® product revenues to date relative to our investment in the product. We entered into collaborative agreements with both IBM and HP pursuant to which these OEMs qualified the 16GB and 32GB versions of HyperCloud® for use with their products. While we and each of the OEMs committed financial and other resources toward the collaborations, the efforts undertaken for each of these collaborative agreements have not resulted in significant revenues or product margins for us to date. As a result, we have not achieved and we may never achieve sufficient revenues or margins from our HyperCloud® products to justify their costs.

Additionally, if the demand for servers deteriorates or if the demand for our products to be incorporated in servers declines, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target markets. We may not be able to achieve this diversification, and our inability to do so may adversely affect our business.

We use a small number of FPGAs, DRAM ICs and NAND flash suppliers and are subject to risks of disruption in the supply of FPGAs, DRAM ICs and NAND flash.

Our ability to fulfill customer orders or produce qualification samples is dependent on a sufficient supply of field-programmable gate arrays (“FPGAs”), DRAM ICs and NAND flash, which are essential components of our memory subsystems. There are a relatively small number of suppliers of FPGAs, DRAM ICs and NAND flash, and we purchase from only a subset of these suppliers. We have no long‑term FPGA, DRAM or NAND flash supply contracts.

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

Our dependence on a small number of suppliers and the lack of any guaranteed sources of FPGAs, DRAM and NAND flash supply expose us to several risks, including the inability to obtain an adequate supply of these important components, price increases, delivery delays and poor quality.

Historical declines in customer demand and our revenues caused us to reduce our purchases of DRAM ICs and NAND flash. Such fluctuations could continue in the future. If we fail to maintain sufficient purchase levels with some suppliers, our ability to obtain supplies of raw materials may be impaired due to the practice of some suppliers to allocate their products to customers with the highest regular demand.

Our customers qualify the FPGAs, DRAM ICs and NAND flash of our suppliers for use in their systems. If one of our suppliers should experience quality control problems, it may be disqualified by one or more of our customers. This would disrupt our supplies of FPGAs, DRAM ICs and NAND flash and reduce the number of suppliers available to us, and may require that we qualify a new supplier. If our suppliers are unable to produce qualification samples on a timely basis or at all, we could experience delays in the qualification process, which could have a significant impact on our ability to sell that product.

We may be unsuccessful in establishing and operating a licensing business.

Although we intend to pursue an intellectual property-based licensing business in order to monetize our intellectual property rights, we are currently operating based on a products-based business model and we may never be successful in developing any licensing business. Although we may pursue an additional agreement with Samsung in the future to grant Samsung a commercial license to our NVDIMM-P technology pursuant to the terms of our JDLA with Samsung, we may never successfully enter into any such agreement with Samsung or any other third party. Further, the terms of any such agreements that we may reach with third party licensees are uncertain and may not provide significant royalty or other licensing revenues to us to justify our costs of developing and maintaining the licensed intellectual property or may otherwise include terms that are not favorable to us. Additionally, the pursuit of a licensing business would require by its nature that we relinquish certain of our rights to our technologies and intellectual property that we license to third parties, which could limit our ability to base our own products on such technologies. Additionally, the establishment of this new business may be more difficult or costly than expected and require additional personnel, investments and may be a significant distraction for management. In connection with any licensing business we may develop, our licenses and royalties revenue may be uncertain from period to period and we may be unable to attract sufficient licensing customers, which would materially and adversely affect our results of operations. Our ability to increase our license revenue will depend on a variety of factors, including novelty, utility, performance, quality, breadth and depth of our current and future intellectual property and technology, all as compared to that of our competitors, as well as our sales and marketing capabilities. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes and the terms of such license arrangements. If we are not successful in achieving a licensing business, we may never recoup the costs associated with developing, maintaining, defending and enforcing our intellectual property portfolio and our financial condition would be harmed.

We may lose our competitive position if we are unable to timely and cost-effectively develop new or enhanced products that meet our customers’ requirements and achieve market acceptance or technologies that we can monetize through licensing arrangements or otherwise.

Our industry is characterized by intense competition, rapid technological change, evolving industry standards and rapid product obsolescence. Evolving industry standards and technological change or new, competitive technologies could render our existing products and technologies obsolete. Accordingly, our ability to compete in the future will depend in large part on our ability to identify and develop new or enhanced products and technologies on a timely and cost-effective basis, and to respond to changing customer requirements. In order to develop and introduce new or enhanced products and technologies, we need to:

•	identify and adjust to the changing requirements of our current and potential customers;

•	identify and adapt to emerging technological trends and evolving industry standards in our markets;

•	design and introduce cost-effective, innovative and performance- enhancing features that differentiate our products and technologies from those of our competitors;

•	develop relationships with potential suppliers of components required for these new or enhanced products and technologies;

•	qualify these products for use in our customers’ products; and

•	develop and maintain effective marketing strategies.

Our product development efforts are costly and inherently risky. It is difficult to foresee changes or developments in technology or anticipate the adoption of new standards. Moreover, once these changes or developments are identified, if at all, we will need to hire the appropriate technical personnel or retain third-party designers, develop the product, identify and eliminate design flaws, and manufacture the product in production quantities either in-house or through third-party manufacturers. As a result, we may not be able to successfully develop new or enhanced products or we may experience delays in the development and introduction of new or enhanced products. Delays in product development and introduction could result in the loss of, or delays in generating, net sales or other revenues and the loss of market share, as well as damage to our reputation. Even if we develop new or enhanced products or technologies, they may not meet our customers’ requirements or gain market acceptance.

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

We must devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with prospective customers in anticipation of sales. Significant delays in the qualification process, could result in an inability to keep up with rapid technology change or new, competitive technologies. If we delay or do not succeed in qualifying a product with an existing or prospective customer, we will not be able to sell that product to that customer, which may result in our holding excess and obsolete inventory and harm our operating results and business.

Sales to a limited number of customers represent a significant portion of our net sales and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

Sales to certain of our OEM customers have historically represented a substantial majority of our net product sales. Approximately 27% and 10% of our net product sales in the fiscal year ended January 2, 2016 were to two customers. Approximately 20%, 14% and 19% of our net product sales in the fiscal year ended December 27, 2014 were to three customers. The composition of major customers and their respective contributions to our net product sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with any of our customers and, as such, any or all of them could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results. Further, we may not be able to sell some products developed for one customer to a different customer because our products are often designed to address specific customer requirements, and even if we are able to sell these products to another customer, our margin on such products may be reduced.

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

If a standardized memory solution that addresses the demands of our customers is developed, our net sales and market share may decline.

Many of our memory subsystems are specifically designed for our OEM customers’ high-performance systems. In a drive to reduce costs and assure supply of their memory module demand, our OEM customers may endeavor to design Joint Electron Device Engineering Council (“JEDEC”) standard DRAM modules into their new products. Although we also manufacture JEDEC modules, this trend could reduce the demand for our higher priced customized memory solutions, which would have a negative impact on our financial results. In addition, the adoption of a JEDEC standard module instead of a previously custom module might allow new competitors to participate in a share of our customers’ memory module business that previously belonged to us.

If our OEM customers were to adopt JEDEC standard modules, our future business may be limited to identifying the next generation of high-performance memory demands of OEM customers and developing solutions that address such demands. Until fully implemented, any next generation of products may constitute a significantly smaller market, which would reduce our net sales and market share.

We may not be able to maintain our competitive position because of the intense competition in our targeted markets.

Our products are primarily targeted for the server, high-performance computing and communications markets. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs. We face competition from DRAM suppliers, memory module providers and logic suppliers for many of our products, including NVvault and HyperCloud®. Additionally, if and to the extent we enter new markets or pursue licensing arrangements to monetize our technologies and intellectual property portfolio, we may face competition from a large number of competitors that produce solutions utilizing similar or competing technologies.

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

Our ability to compete in our current target markets and in future markets will depend in large part on our ability to successfully develop, introduce and sell new and enhanced products or technologies on a timely and cost-effective basis and to respond to changing market requirements. We expect our competitors to continue to improve the performance of their current products, reduce their prices and introduce new or enhanced technologies that may offer greater performance and improved pricing. If we are unable to match or exceed the improvements made by our competitors, our market position would deteriorate and our net sales would decline. In addition, our competitors may develop future generations and enhancements of competitive products that may render our technologies obsolete or uncompetitive.

If we fail to protect our proprietary rights, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results.

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of January 2, 2016, we had 60 U.S. and foreign patents issued and over 33  pending applications worldwide. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

It is possible that our efforts to protect our intellectual property rights may not:

•	prevent challenges to, or the invalidation or circumvention of, our existing intellectual property rights;

•	prevent our competitors from independently developing similar products or technologies, duplicating our products or technologies or designing around any patents that may be issued to us;

•	prevent disputes with third parties regarding ownership of our intellectual property rights;

•	prevent disclosure of our trade secrets and know‑how to third parties or into the public domain;

•	result in valid patents, including international patents, from any of our pending or future applications; or

•	otherwise adequately protect our intellectual property rights.

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

If some or all of the claims in our patent applications are not allowed, or if any of our intellectual property protections are limited in scope by the USPTO or our foreign patents being subjected to invalidation proceedings with their respective authorities, or by a court or circumvented by others, we could face increased competition with regard to our products and be unable to execute on our strategy of monetizing our intellectual property. Increased competition or an inability to monetize our intellectual property could significantly harm our business, our operating results and prospects. Currently four of our patents are the subject of Inter Partes Reexamination proceedings with the USPTO, or appeals therefrom, and we cannot assure you that any of these proceedings will result in an outcome favorable to us.

We are involved in and expect to continue to be involved in costly legal and administrative proceedings to defend against claims that we infringe the intellectual property rights of others or to enforce or protect our intellectual property rights.

As is common in the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. Lawsuits claiming that we are infringing others’ intellectual property rights have been and may in the future be brought against us, and we are currently defending against claims of invalidity in the USPTO.

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

Any litigation, regardless of its outcome, would be time consuming and costly to resolve, divert our management’s time and attention and negatively impact our results of operations. As a result, any current or future infringement claims by or against third parties or claims for indemnification by customers or end users of our products resulting from infringement claims could materially adversely affect our business, financial condition or results of operations.

As a result of the unfavorable outcome in connection with the litigation against Diablo Technologies, Inc., for controller chips used by SanDisk Corporation in its high‑speed ULLtraDIMM SSD product line, we may expend significant resources to pursue an appeal in the case, which may not be resolved in a timely manner and may not yield a more favorable outcome. Moreover, the expenses associated with the matter, including a $900,000 bond that has been forfeited, may materially adversely affect our financial condition and operating results. See Note 7 to our consolidated financial statements included in this report for further information about this litigation.

We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, product liability, employment, class action, whistleblower and other litigation and claims and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of these actions could have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the memory market and semiconductor industry.

Adverse changes in domestic and global economic and political conditions have made it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and these conditions have caused and could continue to cause U.S. and foreign businesses to slow spending on our products and services, which would further delay and lengthen sales cycles. In addition, sales of our products are dependent upon demand in the computing, networking, communications, printer, storage and industrial markets. These markets have been cyclical and are characterized by wide fluctuations in product supply and demand. These markets have also experienced significant downturns, often connected with, or in anticipation of, maturing product cycles, reductions in technology spending and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and the erosion of average selling prices and may result in reduced willingness of potential licensees to enter into license agreement with us.

We may experience substantial period-to-period fluctuations in operating results due to factors affecting the computing, networking, communications, printers, storage and industrial markets. A decline or significant shortfall in demand in any one of these markets could have a material adverse effect on the demand for our products and as a result, our sales would likely decline. In addition, because many of our costs and operating expenses are relatively fixed, if we are unable to control our expenses adequately in response to reduced sales, our gross margins, operating income and cash flow would be negatively impacted.

During challenging economic times our customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our ability to timely collect payments would be negatively impacted. Furthermore, our vendors may face similar issues gaining access to credit, which may limit their ability to supply components or provide trade credit to us. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, either worldwide or in the memory market and related semiconductor industry. If the economy or markets in which we operate do not improve or if conditions worsen, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could compound the negative impact on the results of our operations.

Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term production requirements to meet that demand, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margins and earnings.

We make significant decisions regarding the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements based on our estimates of customer requirements. We do not have long-term purchase agreements with any of our customers. Instead, our customers often place purchase orders no more than two weeks in advance of their desired delivery date, and these purchase orders generally have no cancellation or rescheduling penalty provisions. The short-term nature of commitments by many of our customers, the fact that our customers may cancel or defer purchase orders for any reason, and the possibility of unexpected changes in demand for our customers’ products each reduce our ability to accurately estimate future customer requirements for our products. This fact, combined with the quick turn-around times that apply to each order, makes it difficult to forecast our production needs and allocate production capacity efficiently. As a result, we attempt to forecast the demand for the DRAM ICs, NAND flash and other components needed to manufacture our products, but any such forecasts could turn out to be wrong. Further, lead times for components vary significantly and depend on various factors, such as the specific supplier and the demand and supply for a component at a given time.

Our production expense and component purchase levels are based in part on our forecasts of our customers’ future product requirements and to a large extent are fixed in the short term. As a result, we likely would be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in customer orders. If we overestimate customer demand, we may have excess raw material inventory of DRAM ICs and NAND flash. If there is a subsequent decline in the prices of DRAM ICs or NAND flash, the value of our inventory will fall. As a result, we may need to write-down the value of our DRAM IC or NAND flash inventory, which may result in a significant decrease in our gross margin and financial condition. Also, to the extent that we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our finished goods inventory. In the past, we have had to write-down inventory due to obsolescence, excess quantities and declines in market value below our costs. Any significant shortfall of customer orders in relation to our expectations could hurt our operating results, cash flows and financial condition.

Also, any rapid increases in production required by our customers could strain our resources and reduce our margins. If we underestimate customer demand, we may not have sufficient inventory of DRAM ICs and NAND flash on hand to manufacture enough product to meet that demand. We also may not have sufficient manufacturing capacity at any given time to meet our customers’ demands for rapid increases in production. These shortages of inventory and capacity would lead to delays in the delivery of our products, and we could forego sales opportunities, lose market share and damage our customer relationships.

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

If the supply of component materials used to manufacture our products is interrupted or if our inventory becomes obsolete, our results of operations and financial condition could be adversely affected.

We use consumables and other components, including PCBs, to manufacture our memory subsystems. We sometimes procure PCBs and other components from single or limited sources to take advantage of volume pricing discounts. Material shortages or transportation problems could interrupt the manufacture of our products. These delays in manufacturing could adversely affect our results of operations.

Frequent technology changes and the introduction of next-generation products also may result in the obsolescence of other items of inventory, such as our custom-built PCBs, which could reduce our net sales and gross margin and adversely affect our operating performance and financial condition.

A prolonged disruption of our manufacturing facility could have a material adverse effect on our business, financial condition and results of operations.

We maintain a manufacturing facility in the PRC for producing most of our products, which allows us to utilize our materials and processes, protect our intellectual property and develop the technology for manufacturing. A prolonged disruption or material malfunction of, interruption in or the loss of operations at our manufacturing facility or the failure to maintain a sufficient labor force at such facility could require us to rely on third parties for our manufacturing needs, which generally increases our manufacturing costs and decreases our profit margins and could limit our capacity to meet customer demand and delay new product development until a replacement facility and equipment, if necessary, were secured. The replacement of the manufacturing facility could take an extended amount of time before manufacturing operations could restart. The potential delays and costs resulting from these steps could have a material adverse effect on our business, financial condition and results of operations.

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

If we need to add manufacturing capacity, an expansion of our existing manufacturing facility or establishment of a new facility could be subject to factory audits by our customers. Any delays or unexpected costs resulting from this audit process could adversely affect our net sales and results of operations. In addition, we cannot be certain that we would be able to increase our manufacturing capacity on a timely basis or meet the standards of any applicable factory audits.

We depend on third-parties to design and manufacture custom components for some of our products.

Significant customized components, such as ASICs, that are used in HyperCloud® and some of our other products are designed and manufactured by third parties. The ability and willingness of such third parties to perform in accordance with their agreements with us is largely outside of our control. If one or more of our design or manufacturing partners fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market or deliver products to our customers, as well as our reputation, could suffer. In the event of any such failures, we may have no readily available alternative source of supply for such products, since, in our experience, the lead time needed to establish a relationship with a new design and/or manufacturing partner is at least 12 months, and the estimated time for our OEM customers to re-qualify our product with components from a new vendor ranges from four to nine months. If we need to replace one of our manufacturers, we may not be able to redesign, or cause to have redesigned, our customized components to be manufactured by the new manufacturer in a timely manner, and we could infringe on the intellectual property of our current design or manufacturing partner when we redesign the custom components or cause such components to be redesigned by the new manufacturer. A manufacturing disruption experienced by our manufacturing partners, the failure of our manufacturing partners to dedicate adequate resources to the production of our products, the financial instability of our manufacturing or design partners, or any other failure of our design or manufacturing partners to perform according to their agreements with us would have a material adverse effect on our business, financial condition and results of operations.

We have many other risks due to our dependence on third-party manufacturers, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on products supplied to us; and potential misappropriation of our intellectual property. We are dependent on our manufacturing partners to manufacture products with acceptable quality and manufacturing yields, to deliver those products to us on a timely basis and to allocate a portion of their manufacturing capacity sufficient to meet our needs. Although our products are designed using the process design rules of the particular manufacturers, our manufacturing partners may not be able to achieve or maintain acceptable yields or deliver sufficient quantities of components on a timely basis or at an acceptable cost. Additionally, our manufacturing partners may not continue to devote adequate resources to produce our products or continue to advance the process design technologies on which the qualification and manufacturing of our products are based.

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

We are also developing new products that we intend to launch in new customer markets. Similar to our current products, we may use components in these new products that contain the intellectual property of third parties. While we plan to exercise precautions to avoid infringing on the intellectual property rights of third parties, disputes regarding intellectual property ownership could arise.

If it is determined that we are required to obtain inbound licenses and we fail to obtain licenses, or if such licenses are not available on economically feasible terms, then we would be forced to redesign the applicable product without the infringing component, which may be costly or not possible, or we may be forced to cease all manufacture and sales of the applicable product. Any such outcome would harm our business, operating results and financial condition.

The flash memory market is constantly evolving and competitive, and we may not have rights to manufacture and sell certain types of products utilizing emerging flash formats, or we may be required to pay a royalty to sell products utilizing these formats.

The flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, are transitioning to emerging flash memory formats, such as the Memory Stick and xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. Although we do not currently serve the consumer flash market, it is possible that certain OEMs may choose to adopt these higher-volume, lower-cost formats. This could result in a decline in demand, on a relative basis, for other products that we manufacture, such as CompactFlash, SD and embedded USB drives. If we decide to manufacture flash memory products utilizing emerging formats, we would be required to secure licenses to give us the right to manufacture such products that may not be available at reasonable rates or at all. If we are not able to supply flash card formats at competitive prices or if we were to have product shortages, our net sales could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

Our indemnification obligations for the infringement by our products of the intellectual property rights of others could require us to pay substantial damages.

As is common in our industry, we have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs that may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual after execution of the applicable agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We may periodically have to respond to claims and litigate these types of indemnification obligations. Although our suppliers may bear responsibility for the intellectual property inherent in the components they sell to us, they may lack the financial ability to stand behind such indemnities. Additionally, it may be costly to enforce any indemnifications that they have granted to us. Accordingly, any indemnification claims by customers could require us to incur significant legal fees and could potentially result in the payment of substantial damages, either of which could result in a material adverse effect on our business and results of operations.

We depend on a few key employees, and if we lose the services of any of these employees or are unable to attract and retain other qualified personnel, our business could be harmed.

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

Our future success also depends on our ability to attract, retain and motivate highly skilled engineering, manufacturing, and other technical and sales personnel. Competition for experienced personnel is intense. We may not be successful in attracting new engineers or other technical personnel or in retaining or motivating our existing personnel. If we are unable to hire and retain engineers with the skills necessary to keep pace with the evolving technologies in our markets, our ability to continue to provide our current products and to develop new or enhanced products will be negatively impacted, which would harm our business. In addition, a general shortage of experienced engineers could lead to increased recruiting, relocation and compensation costs for such engineers, which may exceed our expectations and resources. These increased costs may make hiring new engineers difficult or may increase our operating expenses.

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

We rely on third-party manufacturers’ representatives to sell our products and the failure of these manufacturers’ representatives to perform as expected could reduce our sales.

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

Economic, political and other risks associated with international sales and operations expose us to significant risks.

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

Part of our growth strategy involves making sales to foreign corporations and delivering our products to facilities located in foreign countries. To facilitate this process and to meet the long-term projected demand for our products, we have established a manufacturing facility in the PRC, which performs most of our worldwide manufacturing production. Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations, as we are operating in business and regulatory environments in which we have limited previous experience. Further, the geographic distance from our headquarters in Irvine, California, compounds the difficulties of running a manufacturing operation in the PRC. We will need to continue to overcome language and cultural barriers to effectively conduct our operations in these environments. Changes in the labor laws of the PRC could increase the cost of employing the local workforce. The increased industrialization of the PRC, as well as general economic and political conditions in the PRC, could also increase the price of local labor. Any of these factors could negatively impact the cost savings we experience from locating our manufacturing facility in the PRC. Our management has limited experience creating or overseeing foreign operations, and the ongoing management of our PRC facility may require our management team to divert substantial amounts of their time, particularly if we encounter operational difficulties or manufacturing disruptions at our PRC facility. We may not be able to maintain control over product quality, delivery schedules, manufacturing yields and costs.

In addition, the economies of the PRC and other countries have been highly volatile in the past, resulting in significant fluctuations in local currencies and other instabilities. These instabilities affect a number of our customers and suppliers in addition to our own foreign operations.

In the future, some of our net sales may be denominated in Chinese Renminbi (“RMB”). The Chinese government controls the procedures by which RMB is converted into other currencies, and conversion of RMB generally requires government consent. As a result, RMB may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures, or imposes restrictions on currency conversion, those actions may negatively impact our operations and could reduce our operating results. In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. These fluctuations may also adversely affect the comparability of our period-to-period results. If we decide to declare dividends and repatriate funds from our Chinese operations, we will be required to comply with the procedures and regulations of applicable Chinese law. Any changes to these procedures and regulations, or our failure to comply with these procedures and regulations, could prevent us from making dividends and repatriating funds from our Chinese operations, which could adversely affect our financial condition. If we are able to make dividends and repatriate funds from our Chinese operations, these dividends would be subject to U.S. corporate income tax.

International turmoil and the threat of future terrorist attacks, both domestically and internationally, have contributed to an uncertain political and economic climate, both in the U.S. and globally, and have negatively impacted the worldwide economy. The occurrence of one or more of these instabilities could adversely affect our foreign operations and some of our customers or suppliers, which could adversely affect our net sales. In addition, our failure to meet applicable regulatory requirements or overcome cultural barriers could result in production delays and increased turn-around times, which would adversely affect our business.

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

Due to the geographic concentration of our manufacturing operations in our PRC facility and the operations of certain of our suppliers, a disruption resulting from equipment failure, power failures, quality control issues, human error, government intervention or natural disasters, including earthquakes and floods, could interrupt or interfere with our manufacturing operations and consequently harm our business, financial condition and results of operations. Such disruptions would cause significant delays in shipments of our products and adversely affect our operating results. In July 2014, our PRC facility suffered water damage as a result of heavy rain and floods, which forced us to temporarily halt manufacturing at the facility while necessary repairs or replacements were made to the facility and to certain of our manufacturing equipment. This incident caused us to incur additional expenses as we shifted our manufacturing activities to a third-party manufacturing facility in the PRC to enable us to mitigate the disruption in shipments to our customers. While we believe we have contained the disruptions we expect that our relationships with our key customers could be materially harmed if we incur additional manufacturing disruptions in the future. While we were able to favorably resolve our claim with our insurance carrier, similar events could occur in the future and, in such event, we may not be able to secure alternative manufacturing capabilities if manufacturing at our PRC facility is disrupted.

Difficulties with our global information technology systems and/or unauthorized access to such systems, could harm our business.

Any failure or malfunctioning of our global information technology system, errors or misuse by system users, difficulties in migrating standalone systems to our centralized systems, or inadequacy of the system in addressing the needs of our operations could disrupt our ability to timely and accurately manufacture and ship products, which could have a material adverse effect on our business, financial condition and results of operations. Any such failure, errors, misuse or inadequacy could also disrupt our ability to timely and accurately process, report and evaluate key operations metrics and key components of our results of operations, financial position and cash flows. Any such disruptions would likely divert our management and key employees’ attention away from other business matters. Any disruptions or difficulties that may occur in connection with our global information technology system could also adversely affect our ability to complete important business process, such as maintenance of our disclosure controls and procedures and evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

In connection with our daily business transactions, we store data about our business, including certain customer data, on our global information technology systems. While our systems are designed with security measures to prevent unauthorized access, third parties may gain unauthorized access to our systems. This unauthorized be the result of intentional misconduct by computer hackers, employee error, employee malfeasance or other causes. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our information technology system for the purpose of sabotage or to access our data, including our and our customers’ intellectual property and other confidential business information. Because the techniques used to obtain unauthorized access to information technology systems evolve frequently and generally are not recognized until successful, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disruption to our business, misappropriation or loss of data, loss of confidence in us by our customers, damage to our reputation, legal liability and a negative impact on our sales.

Our failure to comply with environmental laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs.

We are subject to various and frequently changing U.S. federal, state and local and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. In particular, some of our manufacturing processes may require us to handle and dispose of hazardous materials from time to time. For example, in the past our manufacturing operations have used lead-based solder in the assembly of our products. Today, we use lead-free soldering technologies in our manufacturing processes, as this is required for products entering the European Union. We could incur substantial costs, including clean-up costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury as a result of violations of, or noncompliance with, environmental laws and regulations. Although we have not incurred significant costs to date to comply with these laws and regulations, new laws or changes to current laws and regulations to make them more stringent could require us to incur significant costs to remain in compliance.

Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

In August 2012, the SEC adopted a rule requiring disclosure of specified minerals, known as conflict materials, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rule requires companies to verify and disclose whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. To comply with this rule, we are required to conduct a reasonable country of origin inquiry each year and, depending on the results of that inquiry, we may be required to exercise due diligence on the source and chain of custody of conflict minerals contained in our products. Such due diligence must conform to a nationally or internationally recognized due diligence framework. We are required to file a disclosure report with the SEC in May of each year relating to the preceding calendar year. In addition, commencing with the disclosure report relating to the 2015 calendar year, to the extent that we are required to exercise due diligence on the source and chain of custody of conflict minerals, we will be required to obtain an independent private sector audit of our disclosure report and underlying due diligence measures.

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

If we are unable to sufficiently verify the origin of the minerals used in our products through the due diligence measures that we implement, or if we are unable to obtain an audit report each year that concludes that our due diligence measures are in conformity with the criteria set forth in the relevant due diligence framework, our reputation could be harmed. In addition, we may not be able to satisfy customers who require that our products be certified as “conflict-free,” which could place us at a competitive disadvantage.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as Section 404, require us to evaluate our internal controls over financial reporting to allow management to report on these internal controls as of the end of each year. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable.

Implementing any such changes would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

We note that there are inherent limitations on the effectiveness of internal controls, as they cannot prevent collusion, management override or failure of human judgment. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could harm our financial condition and results of operations, result in a loss of investor confidence and negatively impact our stock price.

If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer.

Any future growth we may experience could strain our resources, management, information and telecommunication systems and operational and financial controls. To manage future growth effectively, including any expansion of volume in our manufacturing facility in the PRC, we must be able to improve and expand our systems and controls. We may not be able to do this in a timely or cost-effective manner, and our current systems and controls may not be adequate to support our future operations. In addition, our officers have relatively limited experience in managing a rapidly growing business. As a result, they may not be able to provide the guidance necessary to manage future growth or maintain future market position. Any failure to manage any growth we may experience or improve or expand our existing systems and controls, or unexpected difficulties in doing so, could harm our business.

If we acquire businesses or technologies or pursue other strategic transactions in the future, these transactions could disrupt our business and harm our operating results and financial condition.

We will evaluate opportunities to acquire businesses or technologies or pursue other strategic transactions, including collaboration or joint development arrangements such as our JDLA with Samsung, that might complement our current product offerings or enhance our intellectual property portfolio or technical capabilities. We have no experience in acquiring other businesses or technologies. Acquisitions and other strategic transactions entail a number of risks that could adversely affect our business and operating results, including, among others:

•	difficulties in integrating the operations, technologies or products of acquired companies or working with third parties with which we may partner on joint development or collaboration relationships;

•	the diversion of management’s time and attention from the normal daily operations of the business;

•	insufficient increases in net sales to offset increased expenses associated with the acquisitions or strategic transaction;

•	difficulties in retaining business relationships with suppliers and customers;

•	over-estimation of potential synergies or a delay in realizing those synergies;

•	entering markets in which we have no or limited experience and in which competitors have stronger market positions; and

•	the potential loss of key employees of our or any acquired companies.

Future acquisitions or other strategic transactions also could cause us to incur debt or be subject to contingent liabilities. In addition, acquisitions could cause us to issue equity or debt securities that could dilute the ownership interests of our existing stockholders or increase our leverage relative to our earnings or to our equity capitalization. Furthermore, acquisitions or other strategic transactions may result in material charges or adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred stock-based compensation expense and identifiable purchased intangible assets or impairment of goodwill, any or all of which could negatively affect our results of operations.

Risks Related to Our Common Stock

Our results of operations fluctuate significantly and are difficult to predict, and any failure to meet investor or analyst expectations of our performance could cause the price of our common stock to decline.

Our operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these quarterly and annual fluctuations include, among other, those described in the risk factors in this Item 1A. Due to the various factors described herein and others, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. As a result of the significant fluctuations of our operating results in prior periods, period-to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on the results of any one quarter as an indicator of future performance.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of February 29, 2016, approximately 11.6% of our outstanding common stock was held by affiliates, including 10.4% held by Chun K. Hong, our Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation and bylaws and of Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.

We do not currently intend to pay dividends on our common stock, and any return to investors is expected to come, if at all, only from potential increases in the price of our common stock.

We intend to use all available funds to finance our operations. Accordingly, while payment of dividends rests within the discretion of our board of directors, no cash dividends on our common shares have been declared or paid by us in the past and we have no intention of paying any such dividends in the foreseeable future. Any return to investors is expected to come, if at all, only from potential increases in the price of our common stock.

The price of and volume in trading of our common stock has and may continue to fluctuate significantly.

Our common stock has been publicly traded since November 2006. The price of our common stock and the trading volume of our shares are volatile and have in the past fluctuated significantly. This volatility could continue and an active trading market in our common stock may never develop or be sustained. The market price at which our common stock trades may be influenced by many factors, including, among others, the following:

•	our operating and financial performance and prospects, including our ability to achieve and sustain profitability in the future;

•	investor perception of us and the industry in which we operate;

•	the availability and level of research coverage of and market making in our common stock;

•	results of litigation;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	sales of newly issued common stock or other securities associated with our registration statement on Form S-3, or the perception that such sales may occur;

•	general financial and other market conditions; and

•	changing and recently volatile domestic and international economic conditions.

In addition, shares of our common stock and the public stock markets in general have experienced, and may continue to experience, extreme price and trading volume volatility. These fluctuations may adversely affect the market price of our common stock and a stockholder’s ability to sell its shares into the market at the desired time or at the desired price.

In 2007, following a drop in the market price of our common stock, securities litigation was initiated against us. Given the historic volatility of our industry, we may become engaged in this type of litigation in the future. Securities litigation, like other types of litigation that are discussed above, is expensive and time-consuming and could subject us to unfavorable results.

We may not be able to maintain our NASDAQ listing.

During 2015 and into early 2016, we experienced periods in which we were not compliant with the continued listing standards of The NASDAQ Global Market. As a result of a compliance process, we transferred the listing of our common stock from The NASDAQ Global Market tier to The NASDAQ Capital Market tier. On February 10, 2016, we received a compliance letter from The NASDAQ Stock Market notifying us that we had regained compliance with the applicable requirements for continued listing on The NASDAQ Stock Market. Our common stock continues to trade on

The NASDAQ Capital Market tier under the symbol “NLST.” Notwithstanding our current compliance, there can be no assurance that we will continue to comply with the applicable continued listing standards of The NASDAQ Capital Market.  If we are delisted from The NASDAQ Capital Market, the liquidity of our common stock may be impaired, which could reduce the trading value of our common stock.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

Our corporate headquarters is located in approximately 8,203 square feet of space in Irvine, California, under a lease that expires in October 2016. We also currently lease approximately 42,200 square feet of space for our manufacturing facility in the PRC under a lease that expires in March 2017.

We believe that our current facilities are adequate for our current and expected operations for the next twelve months and that additional space could be obtained if needed.

Item 3.  Legal Proceedings

The information under the heading “ Litigation and Patent Reexaminations” in Note 7 to our consolidated financial statements included in Part II, Item 8 of this report is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on The NASDAQ Global Market tier under the trading symbol “NLST” on November 30, 2006. As of January 14, 2016, our common stock commenced trading on The NASDAQ Capital Market tier. The following table sets forth the high and low sale prices for our common stock on the NASDAQ Global Market tier for the periods indicated:

	High	Low

Year Ended January 2, 2016
Fourth Quarter	$1.10	$0.35
Third Quarter	0.60	0.28
Second Quarter	0.76	0.50
First Quarter	2.09	0.52

Year Ended December 27, 2014
Fourth Quarter	$1.23	$0.57
Third Quarter	1.59	0.95
Second Quarter	2.15	0.93
First Quarter	2.41	0.70

Holders

As of February 29, 2016 there were approximately 7 holders of record of our shares of common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

Recent Sales of Unregistered Securities

On November 18, 2015, we issued to a law firm a warrant to purchase up to 300,000 shares of our common stock at an exercise price per share of $0.64, and on November 20, 2015, we issued to another law firm a warrant to purchase up to 60,000 shares of our common stock at an exercise price per share of $0.45. Each such warrant has a term of ten years and was issued as partial consideration for legal services rendered. Neither the warrants nor the common stock issuable upon exercise of the warrants have been registered under the Securities Act of 1933, as amended (the “Securities Act”). These securities were sold and issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof in reliance on the following facts: we did not use general solicitation or advertising to market or sell the securities; each warrant holder represented to us that it was an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act) and that it was acquiring the securities with the present intention of holding them for purposes of investment and not with a view to their public resale or distribution within the meaning of the Securities Act; and the securities were issued as restricted securities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. Our credit facility with SVB prohibits the payment of cash dividends. Accordingly, we do not anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. Any payments of cash dividends will be at the discretion of our board of directors, and will depend upon our results of operations, earnings, capital requirements, legal and contractual restrictions, and other factors deemed relevant by our board of directors.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

This discussion and analysis contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statement.  These risks and uncertainties include, among others, risks associated with the launch and commercial success of our products, programs and technologies; the success of product, licensing and joint development partnerships; continuing development, qualification and volume production of HyperVault, EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of the continued decrease in our sales; our ability to leverage our NVvault™ and EXPRESSvault™ technology into a more diverse customer base; our need to raise additional capital and our ability to obtain financing when necessary; the rapidly-changing nature of technology; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined or reviewed by the U.S. Patent and Trademark Office (“USPTO”) and Patent Trial and Appeal Board (“PTAB”); volatility in the pricing of DRAM ICs and NAND flash; changes in and uncertainty of customer acceptance of, and demand for, our existing products and products under development, including uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; the political and regulatory environment in the PRC; and general economic and market conditions.  Other risks and uncertainties are described under the heading “Risk Factors” in Part I, Item IA of this Annual Report on Form 10-K.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our high-performance memory subsystems are developed in part using our proprietary technologies, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We also intend to seek opportunities to monetize our intellectual property through joint development or licensing arrangements and to vigorously defend our intellectual property rights, which may include, when necessary, launching enforcement actions against entities we believe are using our patented solutions in their products. We may seek injunctive relief in the course of enforcing our intellectual property rights in certain instances, and in other instances we may enter into settlement or license agreements, which can be structured in a variety of ways, including one-time paid up licenses or ongoing royalty arrangements. We aim to generate a portion of our revenues with these types of licensing arrangements, but our efforts to monetize our intellectual property rights and technologies may not be successful.

Recent Developments

On November 12, 2015, we entered into a Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”), pursuant to which agreed to work together to jointly develop a standardized product interface for NVDIMM-P memory modules in order to facilitate broad industry adoption of this new technology. We received $8.0 million of non-recurring engineering fees (NRE) from Samsung for the joint development. The JDLA includes a Right of First Refusal wherein we will provide Samsung the right to acquire our NVDIMM-P technology in a separate, subsequent transaction before we offer the technology to a third party.  Both parties may enter into an additional agreement in the future for Samsung to be granted commercial license for our NVDIMM-P technology.  The JDLA also includes cross licensing of each party’s respective patent portfolios, as well as access to raw materials (DRAM and NAND flash) at competitive prices, and an important strategic partner that can facilitate getting our HyperVault technology to market.

On November 18, 2015 (“Closing Date”), we also entered into a Senior Secured Convertible Promissory Note and Warrant Purchase Agreement (“SVIC Purchase Agreement”), with SVIC No. 28 New Technology Business Investment L.L.P., a Korean limited liability partnership (“SVIC”) and an affiliate of Samsung Venture Investment Co., pursuant to which we sold SVIC a Senior Secured Convertible Promissory Note (“SVIC Note”) and a Stock Purchase Warrant (“SVIC Warrant”), each dated as of the Closing Date. The SVIC Note has an original principal amount of $15.0 million, accrues interest at a rate of 2% per year, is due and payable in full on December 31, 2021 (“SVIC Note Maturity Date”) and the principal and accrued but unpaid interest of which are convertible into shares of our Common Stock at a conversion price of $1.25 per share (the “Conversion Price”), subject to certain adjustments as set forth therein on the SVIC Note Maturity Date. Upon a change of control prior to the SVIC Note Maturity Date, the SVIC Note may, at our option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share, subject to certain adjustments as set forth therein, is only exercisable in the event we exercise our right to redeem the SVIC Note prior to the SVIC Note Maturity Date and expires on December 31, 2025. In connection with the SVIC Note, SVIC was granted a first priority security interest in our patents and a second priority security interest in all of our other assets. On the Closing Date, we, Silicon Valley Bank (“SVB”) and SVIC entered into an Intercreditor Agreement in connection with the SVIC Note pursuant to which SVB and SVIC agreed to their relative security interest priorities in our assets.  On the Closing Date, we and SVIC also entered into a Registration Rights Agreement pursuant to which we are obligated to register with the SEC the shares of Common Stock issued upon conversion of the SVIC Note or upon exercise of the SVIC Warrant.

On November 19, 2015, pursuant to the terms of a payoff letter (the “Payoff Letter”), the Company repaid all sums due under the 2013 Loan Agreement with Fortress Credit Opportunities I LP (“Fortress”), an affiliate of Fortress Investment Group LLC and successor to DBD Credit Funding, LLC, and terminated the 2013 Loan Agreement in full. Pursuant to the Payoff Letter, the parties also terminated the Monetization Letter Agreement (as amended, the “Letter Agreement”), dated July 18, 2013, by and between us and Drawbridge Special Opportunities Fund LP.  In connection with the Payoff Letter, we made a lump sum payment of $1.0 million to Fortress as an early termination fee, and agreed to amend the outstanding warrant issued in connection with the entry of the 2013 Loan Agreement and Letter Agreement to reduce the exercise price per share to $0.47.  Additionally, pursuant to the Payoff Letter, we issued to Fortress a new ten-year warrant to purchase 1,000,000 shares of our Common Stock with an exercise price per share of $0.47.

Key Business Metrics

The following describes certain line items in our consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Product Sales.

Net product sales consist primarily of sales of our high performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We generally do not have long-term sales agreements with our customers. Although OEM customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us approximately two weeks in advance of scheduled delivery. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of DRAM ICs and NAND flash. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars. We also sell excess component inventory of DRAM ICs and NAND flash to distributors and other users of memory ICs. Component inventory sales are a relatively small percentage of net sales as a result of our efforts to diversify both our customer and product line bases. This diversification effort has also allowed us to use components in a wider range of memory subsystems. We expect that component inventory sales will continue to represent a minimal portion of our net sales in future periods.

Engineering Services.

We provide engineering services to our customers. We recognize revenue from these services when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our services were performed and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.

Generally, we recognize revenue as the engineering services stipulated under the contract are completed and accepted by our customers. Engineering services are performed under a signed Statement of Work (“SOW”) with a customer. The deliverables and payment terms stipulated under the SOW provide guidance on the project revenue recognition.

Revenues from contracts with substantive defined milestones that we have determined are reasonable, relevant to all the deliverables and payment terms in the SOW that are commensurate with the efforts required to achieve the milestones are recognized under the milestone recognition method.

Estimated losses on all SOW projects are recognized in full as soon as they become evident.

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

Provision for Income Taxes.

The federal statutory rate was 35% for fiscal year 2015 and 2014.  Our effective tax rate differs from the statutory rate due to the company providing a full valuation allowance against net deferred tax assets, and accordingly did not recognize an income tax benefit related to losses incurred.

Recent and Anticipated Future Trends

For the years ended January 2, 2016 and December 27, 2014, our NVvault™ non‑volatile RDIMM used in cache‑protection and data logging applications, including our NVvault™ battery‑free, the flash‑based cache system, accounted for approximately 20% and 44% of total net product sales, respectively. We have experienced a steady decline in NVvault sales in recent years, due in large part to our loss of our most significant NVvault customer, Dell, beginning in 2012. There were no sales of NVvault™ products to Dell in the years ended January 2, 2016 and December 27, 2014, and we expect no future demand from Dell for our NVvault™ products. In order to leverage our NVvault™ technology and diversify our customer base, and to secure one or more new key customers, we continue to pursue additional qualifications of NVvault™ with other OEMs and to target new customer applications such as online transaction processing, virtualization, big data analytics, high speed transaction processing, high-performance database, and in‑memory database applications. We also introduced EXPRESSvault™ in March 2011 and the next generation of EXPRESSvault™ (EV3) in July 2015 and we continue to pursue qualification of the next generation DDR3 NVvault™ and DDR4 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other products such as HyperVault™ and other high‑density and high-performance solutions. If we are not be successful in expanding our qualifications or marketing any new or enhanced products, we will be unable to secure revenues sufficient to replace lost NVvault revenue and our results of operations and prospects could be materially harmed.

During our 2014 and 2015 fiscal years, we primarily marketed and sold our products to leading OEMs in the server, storage and communications markets. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net product sales. Two customers represented approximately 27% and 10% of our net product sales in 2015 and three customers represented approximately 20%, 14% and 19% of our net product sales in 2014. Because our target markets are characterized by a limited number of large companies, we anticipate that sales of our products will continue to be concentrated among a limited number of large customers in the foreseeable future. Additionally, the composition of major customers and their respective contributions to our net product sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with any of our customers and, as such, any or all of them could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

We have invested a significant portion of our research and development budget into the design of ASIC and field-programmable gate array (“FGPA”) devices, including the HyperCloud® and HyperVault memory subsystems, and the NVvault family of products. These products are subject to increased risks as compared to our legacy products, and we may be unable to achieve customer or market acceptance of these or any other existing or future products or achieve such acceptance in a timely manner. Further, we experienced a longer qualification cycle than anticipated with our HyperCloud® memory subsystems, as well as supply chain disruption and a shortage of DRAM and flash required to create the HyperCloud® memory subsystem and our NVvault products. These and other risks attendant to the production of our currently available and potential future products could reduce our achievable revenues from these products and prevent us from recouping our investments in the products.

We dedicate substantial resources to protecting our intellectual property, including our efforts to defend our patents against challenges made by way of reexamination proceedings at the USPTO and PTAB. These activities are likely to continue for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful. We are also subject to litigation based on claims that we have infringed on the intellectual property of others, against which we intend to defend ourselves vigorously.  Litigation, whether or not eventually decided in our favor or settled, is costly and time-consuming and could divert management’s attention and resources. Because of the nature and inherent uncertainties of litigation, should the outcome of any of such actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

Although we intend to pursue an intellectual property-based licensing business in order to monetize our intellectual property rights, we are currently operating based on a products-based business model and we may never be successful in developing any licensing business. Although we may pursue agreements with third parties to commercially license certain of our products or technologies, we may never successfully enter into any such agreement. Further, the terms of any such agreements that we may reach with third party licensees are uncertain and may not provide significant royalty or other licensing revenues to us to justify our costs of developing and maintaining the licensed intellectual property or may otherwise include terms that are not favorable to us. Additionally, the pursuit of a licensing business would require by its nature that we relinquish certain of our rights to our technologies and intellectual property that we license to third parties, which could limit our ability to base our own products on such technologies. If we are not successful in achieving a licensing business, we may never recoup the costs associated with developing, maintaining, defending and enforcing our intellectual property portfolio and our financial condition would be harmed.

Our operations in the People’s Republic of China (“PRC”) are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, among others, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject us to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, our operations and results may be negatively impacted. In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses and results of operations, the value of our assets and liabilities and the comparability of our period-to-period results.

Business Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see the discussion under “Risk Factors” in Part I, Item 1A of this report.

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

Revenue Recognition.

Product Sales

Our revenue from product sales primarily consists of product sales of high performance memory subsystems to OEMs, hyperscale data center operators and storage vendors.

We recognize revenues in accordance with FASB Accounting Standards Codification (“ASC”) Topic 605. Accordingly, we recognize revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

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

Engineering Services

We provide engineering services to our customers. We recognize revenue from these services when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our services were performed and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable;

and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.

Generally, we recognize revenue as the engineering services stipulated under the contract are completed and accepted by our customers. Engineering services are performed under a signed Statement of Work (“SOW”) with a customer. The deliverables and payment terms stipulated under the SOW provide guidance on the project revenue recognition.

Revenues from contracts with substantive defined milestones that we have determined are reasonable, relevant to all the deliverables and payment terms in the SOW that are commensurate with the efforts required to achieve the milestones are recognized under the milestone recognition method.

Estimated losses on all SOW projects are recognized in full as soon as they become evident

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

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants.

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying consolidated balance sheets. We amortize debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of any warrants issued in conjunction with the debt are recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

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

Warranty Liability.

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

The fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of our common stock option awards. The expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option.  This calculation is based on the safe harbor method permitted by the Securities and Exchange Commission (“SEC”) in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available.  The expected volatility is based on the historical volatility of our common stock.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividends assumption is based on our history and our expectations regarding dividend payouts. We evaluate the assumptions used to value our common stock option awards on a quarterly basis. If factors change and we employ different assumptions, stock- based compensation expense may differ significantly from what we have recorded in prior periods.  Compensation expense for common stock option awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award, provided that the accumulated cost recognized as of any date at least equals the value of the vested portion of the award.

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

Income Taxes.

Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements, calculated at enacted tax rates for expected periods of realization. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Because we have operated at a loss for an extended period of time, we did not recognize deferred tax assets related to losses incurred in 2015 or 2014.  In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record an income tax benefit or a reduction to income tax expense in the period of such realization.

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

Interest expense.

Interest expense consists primarily of interest associated with our debt issued to SVIC and Fortress, including fees related to the term loans, accretion of debt discount and amortization of debt issuance costs.  We recognize the accretion of debt discounts and the amortization of interest costs using the effective interest method.

Results of Operations

Year Ended January 2, 2016 Compared to the Year Ended December 27, 2014

The following table sets forth our consolidated statements of operations as a percentage of total net revenues for the years indicated:

	Year Ended
	January 2,	December 27,
	2016	2014

Net product sales	86%	100%
NRE revenues	14	-
Total net revenues	100	100
Cost of sales	74	79
Gross profit	26	21
Operating expenses:
Research and development	75	24
Intellectual property legal fees	70	33
Selling, general and administrative	98	35
Total operating expenses	243	93
Operating loss	(217)	(72)
Other expense, net:
Interest expense, net	(26)	(8)
Other expense, net	(13)	-
Total other expense, net	(39)	(8)
Loss before provision for income tax	(256)	(80)
Provision for income taxes	-	-
Net loss	(256)%	(80)%

Net Product Sales, NRE Revenues,  Cost of Sales and Gross Profit

The following table presents net product sales, NRE revenues, cost of sales and gross profit for the years ended January 2, 2016 and December 27, 2014 (in thousands, except percentages):

	Year Ended
	January 2,	December 27,		%
	2016	2014	Change	Change

Net product sales	$6,869	$19,195	$ (12,326)	(64)%
NRE revenues	1,143	-	1,143	100%
Total net revenues	8,012	19,195	(11,183)	(58)%
Cost of sales	5,915	15,231	(9,316)	(61)%
Gross profit	$2,097	$3,964	$ (1,867)	(47)%
Gross margin	26.2%	20.7%	5.5%

Net Product Sales.  The decrease in net product sales for 2015 as compared with 2014 resulted primarily from decreases of approximately (i) $7.1 million in sales of our first generation NVvault (ii) $1.7 million of sales of HyperCloud® (iii) $1.9 million of VLP sales (iv) $1.0 million in sales of Planar X and (v) $0.6 million of flash sales.

NRE Revenues.  The increase in NRE revenues for 2015 as compared with 2014 resulted from revenue recognized from our JDLA with Samsung entered into in November 2015.

Gross Profit, Gross Margin and Cost of Sales.  The increase in gross margin for 2015 as compared to 2014 is the result of our NRE revenues from the JDLA offset by a decrease in our gross profit from our product sales as a result of a change in our product mix and reduced sales of our higher margin first generation NVvault™ sales in 2015. In addition, the allocation of overhead over a lower revenue base has also impacted our gross margin.

Research and Development.

The following table presents research and development expenses for the years ended January 2, 2016 and December 27, 2014 (in thousands, except percentages):

	Year Ended
	January 2,	December 27,		%
	2016	2014	Change	Change

Research and development	$6,049	$4,586	$1,463	32%

The increase in research and development expense for 2015 as compared to 2014 resulted primarily from an increase of (i) $1.2 million in headcount costs and related overhead and travel expenses (ii) $0.07 million in product research expense and (iii) $0.2 million in professional and outside services.

Intellectual Property Legal Fees.

The following table presents intellectual property legal fees for the years ended January 2, 2016 and December 27, 2014 (in thousands, except percentages):

	Year Ended
	January 2,	December 27,		%
	2016	2014	Change	Change

Intellectual property legal fees	$5,588	$6,387	$(799)	(13)%

The decrease in intellectual property legal fees for 2015 as compared to 2014 resulted from a decrease in legal fees incurred for trade secret litigation and patent litigation primarily as the result of agreements where warrants were issued for professional services rendered in 2015 reducing legal expenses.

Selling, General and Administrative.

The following table presents selling, general and administrative expenses for the years ended January 2, 2016 and December 27, 2014 (in thousands, except percentages):

	Year Ended
	January 2,	December 27,		%
	2016	2014	Change	Change

Selling, general and administrative	$7,841	$6,796	$1,045	15%

Selling, general and administrative expenses increased by approximately $1.0 million in 2015 as compared to 2014.  These increases were primarily due to an increase of  (i) $0.9 million in headcount costs and related overhead and travel expenses and (ii) an increase of $0.4 million in outside services offset by decreases of (i) $0.1 million in advertising and product evaluation expenses and (ii) $0.2 million related to commission payments to sales representatives.

Other Expense, Net.

The following table presents other expense, net for the years ended January 2, 2016 and December 27, 2014 (in thousands, except percentages):

	Year Ended
	January 2,	December 27,		%
	2016	2014	Change	Change

Interest expense, net	$(2,064)	$(1,574)	$(490)	(31)%
Other expense, net	(1,081)	-	(1,081)	(100)%
Total other expense, net	$(3,145)	$(1,574)	$(1,571)	(100)%

The increase in interest expense for 2015 as compared to 2014 is primarily due to interest expense from increased outstanding principal balances and the accelerated amortization of debt discount and debt issuance costs associated with repayment of our term debt with Fortress.

The increases in other expense, net for 2015 as compared to 2014 is primarily due to funds in the amount of $1.5 million received from our insurance company as compensation for damages to our facility in the PRC, offset by (i) payment of $0.9 million associated with litigation (ii) $1.0 million lump sum payment to terminate the Letter Agreement with Fortress and (iii) $0.8 million in warrant expense associated with amending pricing on the existing warrants and issuance of new warrants associated with the termination of our agreement with Fortress.

Income Tax Provision.

The following table presents the provision for income taxes for the years ended January 2, 2016 and December 27, 2014 (in thousands, except percentages):

	Year Ended
	January 2,	December 27,		%
	2016	2014	Change	Change

Provision for income taxes	$1	$2	$(1)	(50)%

The federal statutory rate was 35% for 2015 and 2014.  In both 2015 and 2014, we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carry-forwards.  In 2015 and 2014, our effective tax rate differed from the 35% statutory rate primarily due to the valuation allowance on newly generated loss carry-forwards.  For further discussion see Note 6 to our consolidated financial statements included in Part II, Item 8 of this report.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit and term loans under our bank credit facility and capitalized lease obligations.

Working Capital and Cash and Cash Equivalents.

The following table presents working capital and cash and cash equivalents (in thousands):

	January 2,	December 27,
	2016	2014
Working capital	$11,945	$7,907
Cash and cash equivalents(1)	$19,684	$11,040

(1)	Included in working capital

Our working capital increased in 2015 primarily as a result of (i) net proceeds from the issuance of long-term debt of approximately $18.6 million and net proceeds from a public offering of approximately $10.5 million offset by (i) payments on long-term debt of $10.8 million and cash used in operations of $9.3 million.

Cash Provided by and Used in the Years Ended January 2, 2016 and December 27, 2014.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended
	January 2,	December 27,
	2016	2014

Net cash provided by (used in):
Operating activities	$(9,334)	$(6,401)
Investing activities	(361)	(138)
Financing activities	18,339	10,878
Net change in cash and cash equivalents	$8,644	$4,339

Operating Activities.

Net cash used in operating activities for the year ended January 2, 2016 was primarily the result of a net loss of approximately $20.5 million offset by (i) approximately $6.8 million in net cash provided by changes in operating assets and liabilities, primarily deferred revenue and (ii) approximately $4.4 million in net non-cash operating expenses, mainly comprised of depreciation and amortization, amortization of debt discount and debt issuance costs, issuance of warrants and stock-based compensation.

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

Investing Activities.

Net cash used in investing activities for the years ended January 2, 2016 and December 27, 2014 was primarily the result of the purchase of $0.4 million and $0.1 million of property and equipment, respectively.

Financing Activities.

Net cash provided by financing activities for the year ended January 2, 2016 was primarily the result of net proceeds from the issuance of long-term debt and net proceeds from a public offering in the amounts of $18.6 million and $10.5 million offset by payment on long-term debt of $10.8 million.

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

Capital Resources.

Our sources of cash generally consist of revenues from our operations, including product sales and NRE revenues from our JDLA, debt and equity financings and equipment leasing arrangements.

SVB Credit Agreement

On October 31, 2009, we entered into a credit agreement with Silicon Valley Bank (“SVB”), which was most recently amended on January 29, 2016 (as amended, the “SVB Credit Agreement”). Currently, the SVB Credit

Agreement provides that we can borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement.

We made no borrowings under the Silicon Valley Bank line of credit in the years ended January 2, 2016 and December 27, 2014.  At January 2, 2016 and December 27, 2014 we had borrowing availability of approximately $0.5  million and $0.9 million, respectively.

Convertible Promissory Note with SVIC

On the Closing Date, we entered into the SVIC Purchase Agreement, with SVIC, an affiliate of Samsung Venture Investment Co., pursuant to which we sold SVIC the SVIC Note and the SVIC Warrant, each dated as of the Closing Date. The SVIC Note has an original principal amount of $15 million, accrues interest at a rate of 2% per year, is due and payable in full on the SVIC Note Maturity Date and the principal and accrued but unpaid interest of which are convertible into shares of our common stock at the Conversion Price, subject to certain adjustments as set forth therein on the SVIC Note Maturity Date. Upon a change of control prior to the SVIC Note Maturity Date, the SVIC Note may, at our option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share, subject to certain adjustments as set forth therein, is only exercisable in the event we exercise our right to redeem the SVIC Note prior to the SVIC Note Maturity Date and expires on December 31, 2025.  Proceeds from the SVIC Note were used to pay off our 2013 Loan Agreement and terminate our Letter Agreement with Fortress.

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

Equipment Leasing Arrangements

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Equipment leases continue to be a financing alternative that we expect to pursue in the future.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing cash balances, borrowing availability under our bank credit facility, borrowing availability under the SVB Credit Agreement, net of cash expected to be used in operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Should we need additional capital, we may seek to raise capital through, among other things, public and private equity offerings and debt financings. Our future capital requirements will depend on many factors, including our levels of net sales, the timing and extent of expenditures to support research and development activities, the expansion of manufacturing capacity both domestically and internationally and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. It could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included immediately following the signature page of this report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s  Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2016 based on the criteria set forth in the [2013] Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the proxy statement for our 2016 Annual Meeting of Stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2016.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the proxy statement for our 2016 Annual Meeting of Stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the proxy statement for our 2016 Annual Meeting of Stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the proxy statement for our 2016 Annual Meeting of Stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2016.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the proxy statement for our 2016 Annual Meeting of Stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2016.

.

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)  The following financial statements are included immediately following the signature page hereof and are filed as part of this report:

(a)(2)  Exhibits

Exhibit No.	Description
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

4.1

Form of Warrant issued pursuant to the Securities Purchase Agreement, dated July 17, 2013 (incorporated by reference to exhibit 4.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

4.2

Senior Secured Convertible Promissory Note, dated November 18, 2015, issued by Netlist, Inc. to SVIC No. 28 New Technology Business Investment LLP (incorporated by reference to exhibit 4.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.3

Stock Purchase Warrant, dated November 18, 2015, issued by Netlist, Inc. to SVIC No. 28 New Technology Business Investment LLP (incorporated by reference to exhibit 4.2 of the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.4

Stock Purchase Warrant, dated November 18, 2015, issued by Netlist, Inc. to CF DB EZ LLC (incorporated by reference to exhibit 4.3 of the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.5

Amendment No. 1 to Stock Purchase Warrant, dated November 18, 2015, between Netlist, Inc. and Drawbridge Special Opportunities Fund LP (incorporated by reference to exhibit 4.4 of the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.1#

Amended and Restated 2000 Equity Incentive Plan of Netlist, Inc. (incorporated by reference to exhibit 10.7 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the SEC on October 23, 2006)

10.2#

Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong (incorporated by reference to exhibit 10.13 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the SEC on September 27, 2006)

10.3#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2010)

10.4#

Form of Restricted Stock Award Agreement issued pursuant to the 2006 Equity Incentive Plan of Netlist, Inc. (incorporated by reference to exhibit 10.2 of the Quarterly Report on Form 10-Q of the registrant filed with the SEC on May 17, 2010)

10.5

Loan and Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.6

Intercompany Subordination Agreement, dated October 31, 2009, among Silicon Valley Bank, Netlist, Inc., and Netlist Technology Texas, L.P. (incorporated by reference to exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.7

Guarantor Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist Technology Texas LP (incorporated by reference to exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.8

Intellectual Property Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009)

10.9

Amendment to Loan Documents, dated March 24, 2010, between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2010)

10.10

Amendment to Loan Documents, dated June 30, 2010, between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2010)

10.11

Amendment to Loan Documents, dated September 30, 2010, between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2010)

10.12

Amendment to Loan Documents, dated May 11, 2011, between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)

10.13

Amendment to Loan Documents, dated August 10, 2011, between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011)

10.14

Amendment to Loan Documents, dated May 14, 2012, between Silicon Valley Bank and Netlist, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012)

10.15

Forbearance to Loan and Security Agreement, dated March 27, 2013, between Netlist, Inc. and Silicon Valley Bank (incorporated by reference to exhibit 10.32 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the SEC on March 29, 2013)

10.16

Amendment to Credit Agreement, dated July 18, 2013, between Netlist, Inc. and Silicon Valley Bank (incorporated by reference to exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013)

10.17

Securities Purchase Agreement, dated July 17, 2013, between Netlist, Inc. and the purchaser identified therein (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

10.18

Amendment to Loan Documents, dated September 30, 2014, between Netlist, Inc. and Silicon Valley Bank (incorporated by reference to exhibit 10.24 of the registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2015)

10.19

Stock Purchase Warrant, issued by Netlist, Inc. on July 18, 2013 to Drawbridge Special Opportunity Fund LP (incorporated by reference to exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2015)

10.20+	Intercreditor Agreement, dated November 18, 2015, among Netlist, Inc., Silicon Valley Bank and SVIC No. 28 New Technology Business Investment LLP
10.21

Senior Secured Convertible Promissory Note and Warrant Purchase Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.22

Registration Rights Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP (incorporated by reference to exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.23

Payoff Letter, dated November 18, 2015, from Fortress Credit Opportunities I LP and Drawbridge Special Opportunities Fund LP to Netlist, Inc. (incorporated by reference to exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.24

Amendment to Loan Documents, dated January 29, 2016, between Netlist, Inc. and Silicon Valley Bank (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2016)

21.1+	Subsidiaries of Netlist, Inc.

23+	Consent of KMJ Corbin & Company LLP

24.1+	Power of Attorney (included on the signature page to this report)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32++	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

+	Filed herewith.

++	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

(b)  Exhibits

See subsection (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 4, 2016

Netlist, Inc.

By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board

POWER OF ATTORNEY

IN WITNESS WHEREOF, each person whose signature appears below constitutes and appoints Chun K. Hong and Gail Sasaki as his or her true and lawful agent, proxy and attorney-in-fact, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on and sign any amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents in connection therewith, (ii) act on and sign such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and in each case file the same with the Securities and Exchange Commission, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chun K. Hong	President, Chief Executive Officer and
Chun K. Hong	Chairman of the Board (Principal	March 4, 2016
Executive Officer)

/s/ Gail Sasaki	Vice President and Chief Financial
Gail Sasaki	Officer (Principal Financial Officer and	March 4, 2016
Principal Accounting Officer)

/s/ Charles F. Cargile	Director	March 4, 2016
Charles F. Cargile

/s/ Jun S. Cho	Director	March 4, 2016
Jun S. Cho

/s/ Vincent Sheeran	Director	March 4, 2016
Vincent Sheeran

/s/ Blake A. Welcher	Director	March 4, 2016
Blake A. Welcher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Netlist, Inc.

We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the “Company”) as of January 2, 2016 and December 27, 2014, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netlist, Inc. and subsidiaries as of January 2, 2016 and December 27, 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

March 4, 2016

NETLIST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value)

	January 2,	December 27,
	2016	2014

ASSETS
Current Assets:
Cash and cash equivalents	$19,684	$11,040
Restricted cash	400	700
Accounts receivable, net of allowance for doubtful accounts of $40 (2015) and $61 (2014)	716	1,091
Inventories	1,658	1,880
Prepaid expenses and other current assets	1,739	735
Total current assets	24,197	15,446

Property and equipment, net	408	393
Other assets	61	69
Total assets	$24,666	$15,908

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$3,299	$3,957
Accrued payroll and related liabilities	1,243	710
Accrued expenses and other current liabilities	340	420
Deferred revenue	6,857	-
Accrued engineering charges	500	500
Current portion of long-term debt, net of debt discount	13	1,952
Total current liabilities	12,252	7,539
Long-term debt, net of current portion and debt discount	13,699	3,551
Long-term warranty liability	49	99
Total liabilities	26,000	11,189
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value - 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value - 90,000 shares authorized; 50,354 (2015) and 41,498 (2014) shares issued and outstanding	50	41
Additional paid-in capital	132,011	117,546
Accumulated deficit	(133,395)	(112,868)
Total stockholders' (deficit) equity	(1,334)	4,719
Total liabilities and stockholders' (deficit) equity	$24,666	$15,908

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	January 2,	December 27,
	2016	2014

Net product sales	$6,869	$19,195
Non-recurring engineering revenues	1,143	-
Total net revenues	8,012	19,195
Cost of sales(1)	5,915	15,231
Gross profit	2,097	3,964
Operating expenses:
Research and development(1)	6,049	4,586
Intellectual property legal fees	5,588	6,387
Selling, general and administrative(1)	7,841	6,796
Total operating expenses	19,478	17,769
Operating loss	(17,381)	(13,805)
Other expense, net:
Interest expense, net	(2,064)	(1,574)
Other expense, net	(1,081)	-
Total other expense, net	(3,145)	(1,574)
Loss before provision for income tax	(20,526)	(15,379)
Provision for income taxes	1	2
Net loss	$(20,527)	$(15,381)

Net loss per common share:
Basic and diluted	$(0.42)	$(0.38)
Weighted-average common shares outstanding:
Basic and diluted	48,967	40,304

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$53	$56
Research and development	613	726
Selling, general and administrative	1,104	1,230

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands)

	Series A
	Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, December 28, 2013	-	-	31,776	$31	$104,469	$(97,487)	$7,013
Stock-based compensation	-	-	-	-	2,012	-	2,012
Exercise of stock options	-	-	303	-	153	-	153
Repurchase of common stock	-	-	(12)	-	(22)	-	(22)
Issuance of common stock, net	-	-	8,681	9	10,267	-	10,276
Exercise of warrant	-	-	750	1	667	-	668
Net loss	-	-	-	-	-	(15,381)	(15,381)
Balance, December 27, 2014	-	-	41,498	41	117,546	(112,868)	4,719
Stock-based compensation	-	-	-	-	1,770	-	1,770
Exercise of stock options	-	-	10	-	8	-	8
Issuance of common stock, net	-	-	8,846	9	10,535	-	10,544
Warrants issued in connection with debt and settlement transactions	-	-	-	-	2,152	-	2,152
Net loss	-	-	-	-		(20,527)	(20,527)
Balance, January 2, 2016	-	-	50,354	$50	$132,011	$(133,395)	$(1,334)

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	January 2,	December 27,
	2016	2014

Cash flows from operating activities:
Net loss	$(20,527)	$(15,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349	882
Capitalized payment -in- kind interest	170	251
Amortization of debt discount and debt issuance costs	1,149	803
Realized (gain) loss on sale of equipment	(3)	6
Stock-based compensation	1,770	2,012
Issuance of warrant in lieu of payment	234	-
Issuance and repricing of warrants	753	-
Changes in operating assets and liabilities:
Restricted cash	300	400
Accounts receivable	375	3,775
Inventories	222	740
Prepaid expenses and other assets	(728)	(12)
Accounts payable	(658)	162
Accrued payroll and related liabilities	533	75
Accrued expenses and other current liabilities	(130)	(114)
Deferred revenue	6,857	-
Net cash used in operating activities	(9,334)	(6,401)
Cash flows from investing activities:
Acquisition of property and equipment	(366)	(141)
Proceeds from sale of equipment	5	3
Net cash used in investing activities	(361)	(138)
Cash flows from financing activities:
Proceeds from long- term loans, net of issuance costs	18,571	-
Payments on debt	(10,784)	(197)
Proceeds from issuance of common stock, net	10,544	10,276
Proceeds from exercise of equity awards, net of taxes remitted for restricted stock	8	799
Net cash provided by financing activities	18,339	10,878
Net change in cash and cash equivalents	8,644	4,339
Cash and cash equivalents at beginning of period	11,040	6,701
Cash and cash equivalents at end of period	$19,684	$11,040

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2016

Note 1—Description of Business

Netlist, Inc. (the “Company” or “Netlist”) designs, manufactures and sells a wide variety of high-performance, logic-based memory subsystems for the global datacenter, storage and high-performance computing markets. The Company’s memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND flash”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”). Netlist primarily markets and sells its products to leading original equipment manufacturer (“OEM”) customers, hyperscale datacenter operators and storage vendors. The Company’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements. The Company leverages a portfolio of proprietary technologies and design techniques, including combining discrete semiconductor technologies from third parties such as DRAM and NAND flash to function as one efficient planar design and alternative packaging technique, to deliver memory subsystems with persistence, high density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. The Company’s NVvault™ product is the first to offer both DRAM and NAND flash in a standard form factor memory subsystem as a persistent dual-in line memory module (“DIMM”) in mission critical applications. The Company’s HyperCloud® technology incorporates its patented rank multiplication and load reduction technologies. The Company also has pending and issued patents covering fundamental aspects of hybrid memory DIMM designs that incorporate combinations of DRAM and/or NAND flash, such as its NVvault™ product. The Company is focused on monetizing its patent portfolio through its products business and, where appropriate, through licensing arrangements with third parties that wish to incorporate its patented technologies in their products.

Netlist was incorporated in June 2000 and is headquartered in Irvine, California. In 2007, the Company established a manufacturing facility in the People’s Republic of China (the “PRC”), which became operational in July 2007 upon the successful qualification of certain key customers.

Liquidity

The Company incurred net losses of approximately $20.5  million and $15.4 million for the years ended January 2, 2016 and December 27, 2014, respectively.

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

On November 12, 2015, the Company entered into a Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”), pursuant to which the Company and Samsung agreed to work together to jointly develop a standardized product interface for NVDIMM-P memory modules in order to facilitate broad industry adoption of this new technology. The Company received an $8.0 million non-recurring engineering fee (“NRE”) from Samsung for the joint development. Both parties may enter into an additional agreement in the future for Samsung to be granted commercial license for the Company’s NVDIMM-P technology.  The JDLA also includes a Right of First Refusal wherein the Company will provide Samsung the right to acquire the Company’s NVDIMM-P technology in a separate, subsequent transaction before the Company offers the technology to a third party. The Company also received $15.0 million under a Senior Secured Convertible Note and Warrant Purchase Agreement (“SVIC Purchase Agreement”)

with SVIC No. 28 New Technology Business Investment L.L.P., a Korean limited liability partnership and an affiliate of Samsung Venture Investment Co. (“SVIC”) (see Note 5).

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, including certain expenses from research and development to intellectual properly legal fees in the consolidated statement of operations and combining other assets with prepaid expenses and other current assets in the consolidated statement of cash flows.

Note 2—Summary of Significant Accounting Policies

Change in Accounting Principle

On January 2, 2016, the Company retrospectively adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  ASU 2015-03 requires that debt issuance costs be presented as a direct reduction from the carrying amount of debt.  As a result of the adoption of ASU 2015-03, the consolidated balance sheet at December 27, 2014 was adjusted to reflect the reclassification of $253,000 from prepaid expenses and other current assets and $81,000 from other assets to long-term debt.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52 or 53week fiscal year ending on the Saturday closest to December 31. The 2015 and 2014 fiscal years ended on January 2, 2016 and December 27, 2014, respectively. Fiscal year 2015 consisted of 53 weeks and fiscal year 2014 consisted of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty.  Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, recoverability of long-lived assets, valuation of stock-based transactions, estimates for completion of NRE revenue milestones and realization of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions and the

Company’s belief of what could occur in the future considering available information.  The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

Product Sales

The Company’s revenues primarily consist of product sales of high performance memory subsystems to OEMs, hyperscale data center operators and storage vendors.

The Company recognizes revenues in accordance with FASB Accounting Standards Codification (“ASC”) Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

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

Engineering Services

We provide engineering services to our customers. We recognize revenue from these services when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our services were performed and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.

Generally, we recognize revenue as the engineering services stipulated under the contract are completed and accepted by our customers. Engineering services are performed under a signed Statement of Work (“SOW”) with a customer. The deliverables and payment terms stipulated under the SOW provide guidance on the project revenue recognition.

Revenues from contracts with substantive defined milestones that we have determined are reasonable, relevant to all the deliverables and payment terms in the SOW that are commensurate with the efforts required to achieve the milestones are recognized under the milestone recognition method.

Estimated losses on all SOW projects are recognized in full as soon as they become evident.

Deferred Revenue

From time-to-time the Company receives pre-payments from its customers related to future services. Engineering development fee revenues, including non-recurring engineering (“NRE”) fees, are deferred and recognized ratably over the period the engineering work is completed.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less, other than short-term investments in securities that lack an active market.

Restricted Cash

Restricted cash of $0.4 million, as of January 2, 2016, consists of cash to secure three standby letters of credit.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment, and its historical experience. Uncollectible accounts are charged against the allowance for doubtful accounts when all commercial means of collection have been exhausted.  Generally, the Company’s credit losses have been within expectations and the provisions established. However, the Company cannot guarantee that it will continue to experience credit loss rates similar to those experienced in the past.

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

The Company’s trade accounts receivable are primarily derived from sales to OEMs in the computer industry. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company believes that the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms, the high level of credit worthiness of its customers (see Note 10), foreign credit insurance, and letters of credit issued in its favor.  Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to seven years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.  Expenditures for repairs and maintenance are charged to expense as incurred.  Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts and any resulting gain or loss is included in other expense, net.

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred in connection with debt are deferred and recorded as a reduction to the debt balance in the accompanying consolidated balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt are also recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of January 2, 2016. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

Warranty Liability

The Company offers product warranties generally ranging from one to three years, depending on the product and negotiated terms of any purchase agreements with customers. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. Warranties are not offered on sales of excess component inventory. The Company records an estimate for warranty‑related costs at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs (see Note 3). While such costs have historically been within management’s expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty liability, and could adversely affect the Company’s gross profit and gross margins.

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

The Company dedicates substantial resources in protecting its intellectual property, including its efforts to defend its patents against challenges made by way of reexamination proceedings at the United States Patent and Trademark Office (“USPTO”). These activities are likely to continue for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful. The Company is also subject to litigation based on claims that it has infringed on the intellectual property of others, against which the Company intends to defend itself vigorously. Litigation, whether or not eventually decided in the Company’s favor or settled, is costly and time-consuming and could divert management’s attention and resources. Because of the nature and inherent uncertainties of litigation, should the outcome of any of such actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

The Company has also invested a significant portion of its research and development budget into the design of ASIC and field-programmable gate array (“FGPA”) devices, including the HyperCloud® and HyperVault memory subsystems, and the NVvault family of products. These products are subject to increased risks as compared to the Company’s legacy products. The Company may be unable to achieve customer or market acceptance of its products, or achieve such acceptance in a timely manner. The Company experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and did experience supply chain disruption and a shortage of DRAM and flash required to create the HyperCloud® memory subsystem and NVvault products.  As of January 2, 2016, Hypercloud has not generated significant revenue relative to the Company’s investment in the product.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and may be negatively impacted. The liabilities of the Company’s subsidiaries in the PRC exceeded its assets as of January 2, 2016 and December 27, 2014.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in 2015 and 2014.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the year, excluding unvested shares issued pursuant to restricted share awards under the Company’s share-based compensation plans.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the year. Dilutive potential shares consist of dilutive shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, computed using the treasury stock method and shares issuable upon conversion of the SVIC Note (as defined below) using the “if converted method”.  In periods of losses, basic and diluted loss per share are the same, as the effect of stock options and unvested restricted share awards on loss per share is anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. ASU 2014-9 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  On July 9, 2015, the FASB approved amendments deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date or for reporting periods beginning after December 15, 2016.  The Company has not yet selected a transition method and is currently assessing the impact of the adoption of AUS 2014-9 will have on its consolidated financial statements and disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The amendments in this update should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company has elected to early adopt ASU 2015-03.  The Company has reclassified its debt issuance costs previously included in prepaid expenses and other current assets and other assets to a direct reduction in long-term debt in the prior year in the accompanying consolidated balance sheet.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. The Company is currently assessing this guidance for future implementation.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. Instead, the ASU requires deferred tax liabilities, deferred tax assets and valuation allowances be classified as non-current in a classified balance sheet. ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company elected not to early adopt ASU 2015-17 and is evaluating the effect of the adoption of this ASU to its consolidated financial statements.

In February 25, 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	January 2,	December 27,
	2016	2014

Raw materials	$1,174	$984
Work in process	98	23
Finished goods	386	873
	$1,658	$1,880

Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful	January 2,	December 27,
	Lives	2016	2014

Machinery and equipment	3 - 7 yrs.	$8,934	$8,956
Leasehold improvements	*	867	1,915
Furniture and fixtures	5 yrs.	368	367
Computer equipment and software	3 - 7 yrs.	3,788	3,490
		13,957	14,728
Less accumulated depreciation and amortization		(13,549)	(14,335)
		$408	$393

*Estimated useful life is generally 7 years, or the remaining lease term, whichever is shorter.

Warranty Liability

The following table summarizes the activity related to the warranty liability (in thousands):

	Year Ended
	January 2,	December 27,
	2016	2014

Beginning balance	$246	$249
Estimated cost of warranty claims charged to cost of sales	41	116
Cost of actual warranty claims	(165)	(119)
Ending balance	122	246
Less current portion	(73)	(147)
Long-term warranty liability	$49	$99

The allowance for warranty liabilities expected to be incurred within one year is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets.  The allowance for warranty liabilities expected to be incurred after one year is classified as long-term warranty liability in the accompanying consolidated balance sheets.

Computation of Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	January 2,	December 27,
	2016	2014

Basic and diluted net loss per share:
Numerator: Net loss	$(20,527)	$(15,381)
Denominator: Weighted-average common shares
outstanding, basic and diluted	48,967	40,304
Basic and diluted net loss per share	$(0.42)	$(0.38)

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

	Year Ended
	January 2,	December 27,
	2016	2014

Common share equivalents	101	277

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the years then ended.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash investing and financing activities (in thousands):

	Year Ended
	January 2,	December 27,
	2016	2014
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$906	$479
Income taxes	$4	$4

Supplemental disclosure of non-cash financing activities:

Debt issuance costs associated with February debt financing	$108	$-
Detachable warrant issued with November debt financing	$1,165	$-
Debt financing of directors and officers and cargo insurance	$268	$198

Note 4—Credit Agreements

SVB Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank (“SVB”), which was most recently amended on January 29, 2016 (as amended, the “SVB Credit Agreement and such amendment, the “SVB Amendment”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 80% of its eligible accounts receivable, or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Amendment modifies certain terms of the SVB Credit Agreement in order to (i) extend the maturity date of advances under the SVB Credit Agreement to January 31, 2017, (ii) adjust the rate at which advances under the SVB Credit Agreement accrue interest to the Wall Street Journal “prime rate” plus 2.75% (prior to the SVB Amendment, advances under the SVB Credit Agreement accrued interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%), and (iii) effective as of December 1, 2015, adjust certain of the Company’s financial covenants under the SVB Credit Agreement, including relaxing the Company’s adjusted quick ratio covenant and removing the Company’s tangible net worth covenant. Additionally, pursuant to the terms of the SVB Amendment, SVB allowed for the financing and security interests contemplated under the debt instrument issued to SVIC (see Note 5) and released certain patents and related assets relating to the NVvault™ product line from the collateral subject to SVB’s security interest under the SVB Credit Agreement.

The SVB Amendment requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheet. At January 2, 2016 and December 27, 2014, letters of credit in the amount of $0.4 million and $0.7 million, respectively, were outstanding.

The following tables present details of interest expense related to borrowings on the line of credit with SVB, along with availability under our credit line with SVB (in thousands):

The following table presents details of the Company’s availability under our line of credit with SVB:

	January 2,	December 27,
	2016	2014
Availability under the revolving line of credit	$530	$882

All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets, other than its patent portfolio, which is subject to a first priority lien held by SVIC. The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of January 2, 2016, the Company was in compliance with its covenants under the SVB Credit Agreement.

Fortress Credit Opportunities I LP Loan and Security Agreement and Related Agreements

On July 18, 2013, the Company, entered into a loan agreement (“2013 Loan Agreement”) with Fortress Credit Opportunities I LLP (“Fortress”), an affiliate of Fortress Investment Group LLC and successor to DBD Credit Funding, LLC, which provided for up to $10 million in term loans and up to $5 million in revolving loans.  The term loans were available in an initial $6 million tranche (the “Initial Term Loan”) with a second tranche in the amount of $4 million becoming available upon achievement of certain performance milestones relating to intellectual property matters (the “IP Monetization Milestones” and such second tranche loan, “IP Milestone Term Loan”). The $5 million in revolving loans were available at Fortress’s discretion and subject to customary conditions precedent.  The $6 million Initial Term Loan was fully drawn at closing on July 18, 2013. Proceeds from the Initial Term Loan were used in part to repay the Company’s Consolidated Term Loan with SVB. The remainder of such funds was used to fund the Company’s working capital needs.  On February 17, 2015, the 2013 Loan Agreement was amended to accelerate the availability of the term loan and the Company borrowed the remaining $4 million in term loans.

The loans bore interest at a stated fixed rate of 11.0% per annum.  Until the last business day of February 2015, the payments on the term loans were interest-only at a cash rate of 7.0% per annum and a payment-in-kind deferred cash interest rate of 4.0%, which payment-in-kind interest was capitalized semi-annually, beginning with December 31, 2013.  Beginning with the last business day of February 2015, the term loans were amortized with 65% of the principal amount due in equal monthly installments over the following seventeen (17) months with a balloon payment equal to 35% of the remaining principal amount of the term loans, plus accrued interest, being payable on July 18, 2016 (the "Maturity Date").  Term loan payments, including the $4 million borrowed on February 17, 2015, of approximately $370,000 were due monthly through June 18, 2016, with the remaining amount of approximately $4.3 million due on July 18, 2016.

In November 2015, the Company repaid all amounts owed under the 2013 Loan Agreement with the proceeds from the SVIC Note, as defined and discussed in Note 5, and terminated the 2013 Loan Agreement in full.

Concurrently with the execution of the 2013 Loan Agreement, the Company and Drawbridge Special Opportunities Fund LP (“Drawbridge”) entered into a Monetization Letter Agreement (as amended, the “Letter Agreement”).  In connection with an amendment to the 2013 Loan Agreement, the Company also amended the Letter Agreement on February 17, 2015.  The Letter Agreement provided, among other things, that DBD may have been entitled to share in certain monetization revenues that we may have derived in the future related to our patent portfolio (the “Patent Portfolio”).  The Patent Portfolio did not include certain patents relating to the NVvault™ product line.  Monetization revenues subject to this arrangement included revenues recognized during the seven year term of the Letter Agreement from amounts (whether characterized as settlement payments, license fees, royalties, damages, or otherwise) actually paid to the Company or its subsidiaries in connection with any assertion of, agreement not to assert, or license of, the Patent Portfolio (in whole or in part) either (A) in consideration of the grant of a license or covenant not sue, or other immunity with respect to the Patent Portfolio, or (B) as a damages award with respect to such assertion of the Patent Portfolio, less certain legal fees and expenses (subject to a cap on such fees and expenses).  Monetization revenues also included the value attributable to the Patent Portfolio in any sale of the Company during the seven year term, subject to a maximum amount payable to Drawbridge.  The Letter Agreement also required that the Company use commercially reasonable efforts to pursue opportunities to monetize the Patent Portfolio during the term of the Letter Agreement, provided the Company was under no obligation to pursue any such opportunities that it did not deem to be in its best interest.

Concurrently with the termination of the 2013 Loan Agreement in November 2015, the Company also terminated the Letter Agreement in full, as discussed further in Note 5.

Concurrently with the execution of the 2013 Loan Agreement, the Company issued to Drawbridge a seven-year warrant (the “Drawbridge Warrant”) to purchase an aggregate of 1,648,351 shares of the Company’s common stock at an exercise price of $1.00 per share. In connection with an amendment to the 2013 Loan Agreement, on February 17, 2015, the Company cancelled the Drawbridge Warrant and issued a replacement warrant in substantially the same form except for the removal of the restrictions upon exercise contained in the original Drawbridge Warrant with respect to an aggregate of 659,340 shares of the Company’s common stock thereunder relating to the achievement of the Company of the IP Monetization Milestones and the borrowing by the Company of amounts under the IP Milestone Term Loan. As used herein, the term “Drawbridge Warrant” refers to the originally issued warrant and the replacement warrant, as the context dictates.

The Company accounted for the Drawbridge Warrant as a debt discount and has valued it based on the relative fair value to the debt instrument, at approximately $1,215,000, to be amortized over the term of the debt instrument, or three years, using the effective interest method. For the years ended January 2, 2016 and December 27, 2014, the Company amortized approximately $524,000 and $487,000 respectively, as interest expense in the consolidated statements of operations.

In connection with the SVIC Purchase Agreement, as further described in Note 5, the Company amended the Drawbridge Warrant to reduce the exercise price per share to $0.47. See Note 8 for further details.

Also in connection with the 2013 Loan Agreement, the Company agreed to pay to a consultant a consulting fee equal to (i) $300,000 in connection with the Company’s receipt of the Initial Term Loan and (ii) 5% of any additional principal amount loaned to the Company as an IP Milestone Term Loan. The initial $300,000 and $485,925 of additional debt financing costs were recorded as debt issuance cost to be amortized over the term of the debt instrument, or three years, using the effective interest method.

In connection with an amendment to the 2013 Loan Agreement, on February 17, 2015, the Company modified its agreement with the consultant and agreed to pay a consulting fee of 3.5% of $4,000,000 of additional principal loaned to the Company under the 2013 Loan Agreement. The amended consulting fee was equal to $140,000. The amended consulting fee and $132,899 of additional debt financing costs has been recorded as debt issuance cost to be amortized over the term of the debt instrument, or seventeen months, using the effective interest method. During the years ended January 2, 2016 and December 27, 2014, the Company amortized approximately $607,000 and $316,000 respectively, as interest expense in the consolidated statements of operations.

In connection with the repayment of all amounts owed under the 2013 Loan Agreement the debt issuance costs and debt discount costs were expensed in their entirety as interest expense.

Note 5- Long-term Debt

The Company’s long-term debt consists of the following (in thousands):

	January 2,	December 27,
	2016	2014

Term Loan, Fortress, net of debt discount and debt issuance costs of $0 and $858	$-	$5,503
Convertible promissory note, SVIC, net of debt discount and debt issuance costs of $1,301 and $0	13,699	-
Note payable to others	13	-
	$13,712	$5,503
Less current portion (including debt discount and debt issuance costs)	(13)	(1,952)
	$13,699	$3,551

On November 18, 2015 (“Closing Date”), the Company entered into the SVIC Purchase Agreement with SVIC, pursuant to which the Company sold SVIC a Senior Secured Convertible Promissory Note (“SVIC Note”) and a Stock Purchase Warrant (“SVIC Warrant”), each dated as of the Closing Date. The SVIC Note has an original principal amount of $15 million, accrues interest at a rate of 2% per year, is due and payable in full on December 31, 2021 (“SVIC Note Maturity Date”) and the principal and accrued but unpaid interest are convertible into shares of the Company’s common stock at a conversion price of $1.25 per share (the “Conversion Price”), subject to certain adjustments as set forth therein on the SVIC Note Maturity Date. Upon a change of control of the Company prior to the SVIC Note Maturity Date, the SVIC Note may, at the Company’s option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, subject to certain adjustments as set forth therein, is only exercisable in the event the Company exercises its right to redeem the SVIC Note prior to the SVIC Note Maturity Date, and expires on December 31, 2025. The SVIC Warrant was valued at $1,165,000, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $154,000 as a debt discount for professional services rendered.  These amounts will be amortized over the term of the SVIC Note using the effective interest method. For the year ended January 2, 2016, the Company amortized approximately $18,000 to interest expense in the consolidated statement of operations.

In connection with the SVIC Note, SVIC was granted a first priority security interest in the Company’s patent portfolio and a second priority security interest in all of the Company’s other assets. On the Closing Date, the Company, SVB and SVIC entered into an Intercreditor Agreement pursuant to which SVB and SVIC agreed to their relative security interest in the Company’s assets.  On the Closing Date, the Company and SVIC also entered into a Registration

Rights Agreement pursuant to which the Company is obligated to register with the SEC the shares of the Company’s common stock issuable upon conversion of the SVIC Note or upon exercise of the SVIC Warrant.

On November 19, 2015, pursuant to the terms of a payoff letter (the “Payoff Letter”) the Company repaid all sums due under the 2013 Loan Agreement with Fortress. The parties also terminated the Letter Agreement with Drawbridge. In connection with the Payoff Letter, the Company made a lump sum payment of $1.0 million to Fortress as an early termination fee, which was included in other expense in the consolidated statement of operations for the year ended January 2, 2016. The Company also agreed to amend the outstanding Drawbridge Warrant to reduce the exercise price per share to $0.47 (see Note 4). Additionally, pursuant to the terms of the Payoff Letter, the Company issued to Fortress a new ten-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.47 (the “Fortress Warrant”) (see Note 8). The estimated value of the new warrant and the estimated incremental value of the amended warrant totaled $0.8 million and were included in other expense on the consolidated statement of operations for the year ended January 2, 2016.

As of January 2, 2016, maturities of long-term debt, including amortization of debt discounts and debt issuance costs were as follows (in thousands):

Fiscal Year
2016	$13
2017	-
2018	-
2019	-
2020	-
Thereafter	15,000
Total payments on long-term debt	15,013
Less current portion (including debt discount and debt issuance costs)	(1,314)
Long-term debt	$13,699

Interest expense, including amortization of debt discounts and debt issuance costs, net of interest income, is presented in the following table (in thousands):

	Year Ended
	January 2,	December 27,
	2016	2014
Interest expense:
SVB	$71	$79
Fortress	1,940	1,492
SVIC	54	-
Others	4	3
	2,069	1,574
Interest income	(5)	-
	$2,064	$1,574

Note 6—Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 2,	December 27,
	2016	2014
Deferred tax assets:
Reserves and allowances	$1,548	$1,542
State taxes, net of federal income tax benefit	2	2
Depreciation and amortization	543	570
Other accruals	394	534
Compensatory stock options and rights	2,598	2,364
Other	28	24
Tax credit carryforwards	3,302	3,034
Operating loss carryforward	30,315	23,664
Foreign operating loss carryforward	1,480	1,604
Total deferred tax assets	40,210	33,338
Deferred tax liabilities:
Prepaid expenses	(63)	(96)
Basis difference in warrant value	(452)	(200)
Total deferred tax liabilities	(515)	(296)
Subtotal	39,695	33,042

Valuation allowance	(39,695)	(33,042)
	$-	$-

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  As of January 2, 2016 and December 27, 2014, a valuation allowance of $39.7 million and $33.0 million, respectively, has been provided based on the Company’s assessment that it is more likely than not, that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by approximately $6.7 million and $4.9 million during the years ended January 2, 2016 and December 27, 2014, respectively, primarily related to the increase in the net operating loss carryforward.

At January 2, 2016, the Company had approximately $82.9 million of federal net operating loss carryforwards which begin to expire in year 2029, and approximately $50.1 million of state net operating loss carryforwards which begin to expire in year 2017, and federal and state tax credit carryforwards of approximately $1.5 million and $1.6 million, respectively at January 2, 2016.  Federal tax credit carryforwards begin to expire in 2025 and state tax credits carry forward indefinitely.  In addition, the Company has approximately $5.9 million of operating loss carryforwards in the PRC and Taiwan and had $1.7 million of net operating losses expire at the end of the current year. Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization. As of January 2, 2016, we had not completed the determination of the amount to be limited under the provision.

The deferred tax asset at January 2, 2016 does not include approximately $1.7 million and $1.9 million of excess tax benefits from employee stock option exercises that are a component of the federal and state net operating loss carryover, respectively. The Company’s stockholders’ equity balance will be increased if and when such excess tax benefits are ultimately realized.

For financial reporting purposes, loss before provision for income taxes includes the following components (in thousands):

	Year Ended
	January 2,	December 27,
	2016	2014

United States	$(19,737)	$(14,187)
Foreign	(789)	(1,192)
	$(20,526)	$(15,379)

The Company’s income tax provision consists of the following (in thousands):

	Year Ended
	January 2,	December 27,
	2016	2014

Current:
Federal	$-	$-
State	1	2
Total current	1	2
Deferred:
Federal	(6,093)	(4,477)
State	(684)	(771)
Foreign	344	262
Change in valuation allowance	6,433	4,986
Total deferred	-	-
Income tax provision	$1	$2

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	Year Ended
	January 2,	December 27,
	2016	2014

U.S. federal statutory tax	35%	35%
Valuation allowance	(32)	(30)
Loss from foreign subsidiary	(2)	(3)
Other	(1)	(2)
Effective income tax provision rate	0%	0%

The Company files tax returns with federal, state and foreign jurisdictions. The Company is no longer subject to Internal Revenue Service (“IRS”) or state examinations for periods prior to 2012 although certain carryforward attributes that were generated prior to 2012 may still be adjusted by the IRS.

The Company follows the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended January 2, 2016 and December 27, 2014, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 2, 2016 and December 27, 2014, the Company had no accrued interest and penalties related to uncertain tax matters.

As of January 2, 2016, the Company had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Note 7—Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under non‑ cancelable operating leases that expire at various dates through 2017. Rental expense, net of amortization of deferred gain and sublease income, is presented in the following table (in thousands):

	Year Ended
	January 2,	December 27,
	2016	2014

Rental expense, net	$526	$604

A summary of future minimum payments under operating lease commitments as of January 2, 2016 is as follows (in thousands):

Operating
Fiscal Year	Leases
2016	$325
2017	52
Total minimum lease payments	$377

Litigation and Patent Reexaminations

The Company owns numerous patents and continues to enlarge and strengthen its patent portfolios, which cover different aspects of the Company’s technology innovations with various claim scopes. The Company plans to generate revenue by selling or licensing its technology, and intends to vigorously enforce its patent rights against infringers of such rights. The Company dedicates substantial resources in protecting its intellectual property, including its efforts to defend its patents against challenges made by way of reexamination proceedings at the USPTO. These activities are likely to continue for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful. The Company is also subject to litigation claims that it has infringed on the intellectual property of others, against which the Company intends to defend vigorously.

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

On February 7, 2013, Smart Modular filed a response to the Office Action in the reexamination of the ‘295 patent. Thereafter, the Company and Smart Modular made various filings to address certain apparent defects contained in Smart Modular’s response. On March 13, 2013, the USPTO issued a Notice of Defective Paper, in which the USPTO found Smart Modular’s responses, both the initial filing and a supplemental filing, to be improper, and both responses were expunged from the record. The USPTO gave Smart Modular 15 days to submit another response, which Smart Modular submitted on March 26, 2013. The Company timely filed its comments on Smart Modular’s corrected response on April 25, 2013. The USPTO ultimately accepted Smart Modular’s corrected response on July 17, 2013.  On April 29, 2014, the USPTO issued an Action Closing Prosecution (“ACP”), confirming some claims and rejecting others.  Smart Modular filed a response to the ACP on May 29, 2014, and Netlist filed comments related to Smart Modular’s response on June 30, 2014.  On August 4, 2015, the USPTO issued a Right of Appeal Notice confirming all pending claims.  On September 4, 2015, the Company appealed to the Patent Trial and Appeal Board (“PTAB”) at the USPTO. Thus, the reexamination of the ‘295 patent remains pending and will continue in accordance with established procedures for reexamination proceedings.

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

On August 23, 2013, Netlist filed an amended complaint for patent infringement, antitrust violations and trade secret misappropriation against Smart Modular, Smart Storage Systems (“Smart Storage”), Smart Worldwide Holdings (“Smart Worldwide”) and Diablo Technologies (“Diablo”) in the Central District Court. Smart Storage was acquired by SanDisk Corporation (“SanDisk”) on August 22, 2013.  Netlist’s amended complaint alleges infringement of five Netlist patents by the defendants based on the manufacture and sale of the ULLtraDIMM memory module. Netlist’s complaint also alleges antitrust violations by Smart Modular and Smart Worldwide, contending that Smart Modular procured the ‘295 patent with blatant inequitable conduct at the USPTO, withheld the patent application leading to the patent from relevant JEDEC committees for more than eight years, sought to improperly enforce that patent against Netlist’s JEDEC-compliant HyperCloud® product by seeking a preliminary injunction against Netlist based on the patent, which was denied by the Eastern District Court, and made deceptive statements to the public about its lawsuit against Netlist. Netlist’s complaint also alleges trade secret misappropriation and trademark infringement against Diablo, claiming that Diablo misused Netlist trade secrets to create the ULLtraDIMM product for Smart Storage (now SanDisk), and that Diablo used Netlist’s HyperCloud® technology to create competing products.

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

As reported in its Current Report on Form 8-K filed on December 13, 2013, Netlist received a whistleblower letter postmarked from Canada (where Diablo is based) on November 13, 2013, and obviously written by a current or former Diablo employee. The letter begins by bluntly stating that Diablo stole Netlist’s architecture and design, and goes on to explain that Diablo used Netlist’s HyperCloudTM product to create the ULLtraDIMM product, which it then used in demonstrations to major customers including IBM and Hewlett-Packard. The letter further states that Diablo’s management conspired to hide this theft by instructing its employees not to speak to customers about the fact that Netlist’s product was incorporated into ULLtraDIMM. The letter includes diagrams showing how Diablo implemented the theft of Netlist’s trade secrets, as well as the names of former Diablo employees, customers and suppliers who can verify the theft. The Current Report on Form 8-K included as an exhibit a partially redacted copy of the whistleblower letter. On December 13, 2013, Diablo filed an ex parte application in the Northern District Court requesting that the Court issue an order to show cause why Netlist should not be sanctioned for attaching the redacted copy of the whistleblower letter to the Current Report on Form 8-K. The Northern District Court heard the parties’ arguments on December 16, 2013, and on January 3, 2014, issued an order denying Diablo’s application for sanctions, finding that Diablo had not established a basis for finding the information in the Current Report on Form 8-K and its attachments “confidential” and therefore had not shown why it should be granted the relief sought.

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

On April 8, 2014, the Northern District Court granted Netlist’s motion to consolidate the patent related cases (Case Nos. 4:13-CV-05889-YGR and 4:13-CV-03901-YGR) and to coordinate discovery with the trade secret case (4:13-CV-05962-YGR), and denied Diablo’s motion to further consolidate the patent and trade secret cases.  On April 15, 2014, the Northern District Court granted the parties’ joint stipulation dismissing Smart Worldwide without prejudice.  On April 30, 2014, the Northern District Court denied Diablo’s request that Netlist’s Amended Trade Secret Disclosure and exhibits thereto be re-designated as “Confidential” from the current designation of “Highly Confidential --Attorneys’ Eyes Only”.

Between June 18, 2014 and June 24, 2014, SanDisk filed petitions in the USPTO requesting Inter Partes Review (“IPR”) of the five Netlist patents asserted in the August 23, 2013 amended complaint.  Diablo similarly filed petitions requesting IPR of the two Netlist patents added in the second amended answer filed on January 21, 2014.  Netlist filed patent owner preliminary responses to all of the petitions associated with the seven asserted Netlist patents.  The USPTO issued decisions on the petitions in December, 2014, denying the petitions in their entirety as to three patents (U.S. Patent Nos. 8,516,187; 8,301,833; 8,516,185), granting a partial institution on one patent (U.S. Patent No. 8,001,434), and instituting a review of all claims in three patents  (U.S. Patent Nos. 7,881,150; 8,081,536; 8,359,501).  Reviews will therefore proceed related to four Netlist patents (U.S. Patent Nos. 8,001,434; 7,881,150; 8,081,536; 8,359,501) in accordance with established procedures.  On April 7, 2015, SanDisk filed additional petitions in the USPTO requesting IPR of the ‘150 and ‘536 patents that were already under review.  On October 8, 2015, the USPTO issued decisions on the additional petitions, instituting reviews of the ‘150 and ‘536 patents which will proceed in accordance with established procedures.  On December 14, 2015, the PTAB issued decisions in the first wave of reviews of the ‘434 and ‘501 patents, finding that certain of the challenged claims in the ‘434 and ‘501 patents were valid, and that others were not.  On the same day, the PTAB also issued decisions on the first wave of reviews of the ‘150 and ‘536 patents, finding all of the challenged claims invalid.  Netlist and the petitioners will have an opportunity to appeal all of these decisions to the Court of Appeals for the Federal Circuit (“Federal Circuit”) in accordance with established procedures.

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

The trial commenced on schedule and continued for two weeks, with closing arguments on March 23, 2015.   On March 25, 2015, the jury came back with a verdict finding for the defendant on the breach of contract, misappropriation of trade secret and inventorship counts, while finding for Netlist on the trademark and false advertising counts. After the verdict, the court ordered briefing to determine the effect of the jury verdict on the preliminary injunction entered on January 6, 2015, and following oral argument on April 24, 2015, issued an order dissolving the preliminary injunction.  The court further issued Findings of Fact and Conclusions of Law on Netlist’s unfair competition claims granting no relief under the statute based on the jury’s verdict.  The parties briefed their post-trial motions in May and June of 2015, including Netlist’s motion for Judgment as a Matter of Law (“JMOL”) to reverse the jury’s verdict as to breach of contract and for a new trial on misappropriation of trade secrets.  Oral arguments on the post-trial motions were heard by the court on July 8, 2015.  On September 1, 2015, the Court denied motions from both parties for JMOL, Netlist’s motion for a new trial, and Diablo’s motion for attorney’s fees, but granted Diablo’s motion to recover on the preliminary injunction a $900,000 bond posted early in the litigation and its bill of costs. This expense is included in other expense, net in the accompanying consolidated statements of operation for the year ended January 2, 2016. On September 29, 2015, Netlist filed a Notice of Appeal to the Federal Circuit and on December 8, 2015, filed an Opening Brief.  Netlist’s appeal will continue in accordance with established procedures.

‘386 Patent Reexamination

As noted above, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. In October 2010, Smart Modular requested and was later granted an Inter Partes Reexamination of the ‘386 patent. The reexaminations requested by Google and Smart Modular were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and Smart Modular filed their comments to the Company’s response in October 2011. In October 2012, the USPTO issued an ACP rejecting all 60 claims. The Company filed a response to the ACP on December 3, 2012. On June 21, 2013, the USPTO issued a Right of Appeal Notice (“RAN”) in which the examiner maintained his rejection of the claims. Netlist filed a notice of appeal on July 19, 2013. Google filed a notice of cross-appeal on August 2, 2013, and a cross-appeal brief on October 1, 2013. The Company filed an appeal brief and an amendment canceling some of the remaining claims on October 2, 2013 to further focus the issues on appeal. On February 24, 2014, the examiner entered the amendment canceling claims, withdrew the rejections related to those claims, but otherwise maintained the positions previously set forth in the RAN.  On September 24, 2014, the USPTO set a hearing date of November 19, 2014.  After the hearing, on February 25, 2015, the PTAB issued a decision affirming the examiner’s rejections of the pending claims.  The Company requested rehearing of the PTAB’s decision on March 25, 2015.  On August 27, 2015, the PTAB denied the Company’s request for rehearing.   Netlist appealed to the Federal Circuit on October 26, 2015.  The appeal was dismissed on January 28, 2016 by Netlist.  Thus, while the reexamination of the ‘386 patent remains pending, it will terminate in accordance with established procedures for merged reexamination proceedings in due course with the cancellation of the original claims.

‘912 Patent Reexamination

As noted above, in April 2010, Inphi requested but was later denied an Inter Partes Reexamination of the ‘912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the ‘912 patent. In October 2010, Google and Smart Modular each filed and were later granted requests for reexamination of the ‘912 patent. In February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ‘912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi, Google, and Smart Modular filed their comments on the Company’s response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the ‘912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Google, Inphi and Smart Modular filed their comments to the Company’s response in February 2012. The USPTO determined that Smart Modular’s comments were defective, and issued a notice to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012. The USPTO issued a non-final Office Action on November 13, 2012 maintaining the patentability of many key claims while rejecting some claims that were previously determined to be patentable. The Company filed a response to the Office Action on January 14, 2013. The requesters filed their comments on February 13, 2013.  On March 21, 2014, the USPTO issued an ACP, confirming the patentability of 92 claims and maintaining the rejection of 11 other claims.  On June 18, 2014, the USPTO issued a RAN, maintaining the substantive positions taken by the examiner in the ACP.  Smart Modular, Inphi and Google filed notices of appeal on July 16,

July 18 and July 18, 2014, respectively.  Netlist filed a notice of cross-appeal on July 30, 2014.  Smart Modular, Inphi and Google filed their respective appeal briefs on September 16, September 30 and September 30, 2014.  Netlist filed its cross-appeal brief on September 30, 2014.  On January 14, 2015, the examiner maintained his positions previously set forth in the RAN.  The parties filed respective rebuttal briefs in February 2015.  On September 29, 2015, the PTAB set a hearing date for November 24, 2015 on the parties’ appeals.  The hearing was conducted on November 24, 2015, and the parties are awaiting the USPTO’s decision.  Thus, the reexamination of the ‘912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘627 Patent Reexamination

In September 2011, Smart Modular filed a request for reexamination of U.S. Patent No. 7,864,627 (“the ‘627 patent”) issued to the Company on January 4, 2011. The ‘627 patent is related to the ‘912 patent. In November 2011, the USPTO granted Smart Modular’s request for reexamination of the ‘627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Smart Modular filed its comments to the Company’s response in March 2012. The USPTO determined that Smart Modular’s comments were defective and issued a notice in April 2012 to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012. The USPTO posted an Office Action on December 19, 2012, confirming one claim and rejecting the rest of the claims in the ‘627 patent. The Company filed a response to the Office Action on March 19, 2013. Smart Modular filed its comments on the Office Action on April 24, 2013. The USPTO issued another Non-Final Office Action on September 26, 2013, withdrawing certain rejections while adopting new rejections for certain of the pending claims. The Company responded to the Non-Final Office Action on November 26, 2013, by amending some of the claims and making arguments as to the validity of the rejected claims. On March 27, 2014, the USPTO issued an ACP, maintaining the claim rejections.  On June 27, 2014, the USPTO issued a RAN, maintaining the substantive positions taken by the examiner in the ACP.  Netlist filed a notice of appeal on July 28, 2014.  On October 14, 2014, the Company filed its appeal brief and, on November 13, 2014, Smart Modular filed its respondent’s brief. On April 27, 2015, the USPTO issued an Examiner’s Answer to Appeal Brief in which the examiner continued to maintain the substantive positions taken previously.  On May 27, 2015, the Company filed a Patent Owner Rebuttal Brief in response to the Examiner’s Answer. On October 9, 2015, the PTAB set a hearing date for December 11, 2015 on the Company’s appeal.  The hearing was conducted on November 24, 2015, and the parties are awaiting the USPTO’s decision.  Thus, the reexamination of the ‘627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

‘537 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in January 2011. In June 2011, the USPTO issued an ACP, which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims. Inphi filed its comments to the Company’s response in September 2011. The USPTO issued a Right of Appeal Notice in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company. Inphi filed a notice of appeal in March 2012 followed by an appeal brief in May 2012. In response, the USPTO issued a Notice of Defective Appeal Brief. Inphi filed a corrective appeal brief in late May 2012, and the Company filed its reply brief to the corrected Inphi appeal brief in early July 2012. The examiner responded to Inphi’s corrected appeal brief as well as the Company’s reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming all sixty (60) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the examiner jointly defended the ‘537 patent in a hearing on November 20, 2013 before the PTAB. On January 16, 2014, the PTAB issued a decision upholding the validity of all 60 claims, dismissing every single validity challenge raised by Inphi and affirming the examiner’s decision to allow the claims. On August 13, 2014, the PTAB denied Inphi’s request for rehearing and made its decision final for judicial review to the Federal

Circuit.  On October 15, 2014, Inphi filed a Notice of Appeal to the Federal Circuit.  On February 3, 2015, Inphi filed an appellant’s brief in its appeal to the Federal Circuit.  The Company filed its appellee’s brief on May 18, 2015, and Inphi filed a reply brief on June 4, 2015.  On October 9, 2015, the Federal Circuit conducted a hearing on Inphi’s appeal.  On November 13, 2015, a panel of the Federal Circuit unanimously ruled in favor of Netlist in a precedential decision.  Inphi petitioned for panel rehearing and en banc rehearing on December 14, 2015.  Both petitions were denied on January 22, 2016.  Inphi has 90 days to petition the U.S. Supreme Court for certiorari.  Thus, the reexamination of the ‘537 patent remains pending and will continue in accordance with established procedures for Inter Partes Reexamination and judicial appeals therefrom.

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

Other Contingent Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities to Fortress, SVIC, and SVB pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by the loan documents; and (vi) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share.  No shares were outstanding at January 2, 2016 or December 27, 2014.

Common Stock

On February 11, 2014, the Company completed a registered firm commitment underwritten public offering (the  “2014 Offering”) of shares of the Company’s common stock. In the 2014 Offering, the Company issued and sold to the Underwriter 8,680,775 shares of common stock pursuant to an underwriting agreement, dated as of February 6, 2014, by and between the Company and the Underwriter, at a price of $1.2115 per share, including 1,132,275 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of common stock to cover over-allotments. The price per share to the public in the 2014 Offering was $1.30 per share. The net proceeds from the 2014 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and offering expenses.

On February 24, 2015, the Company completed the 2015 Offering of shares of the Company’s common stock. In the 2015 Offering, the Company issued and sold to the Underwriter 8,846,154 shares of common stock pursuant to an underwriting agreement, dated as of February 19, 2015, by and between the Company and the Underwriter, at a price of $1.209 per share, including 1,153,846 shares resulting from the Underwriter’s exercise in full of its option to purchase additional shares of common stock to cover over-allotments. The price per share to the public in the 2015 Offering was $1.30 per share. The net proceeds from the 2015 Offering were approximately $10.5 million, after deducting underwriting discounts and commissions and offering expenses.

Cancellation of Shares of Common Stock

During the fiscal year ended December 27, 2014, the Company cancelled 10,015 shares of common stock, valued at approximately $21,000 in connection with its obligation to holders of restricted stock to withhold the number of shares required to satisfy the holders’ tax liabilities in connection with the vesting of such shares.

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

Subject to certain adjustments, as of January 2, 2016, the Company was authorized to issue a maximum of 10,205,566 shares of common stock pursuant to awards under the 2006 Plan. Pursuant to the terms of the 2006 Plan, the maximum number of shares of common stock subject to the plan automatically increased on the first day of each subsequent calendar year through January 1, 2016, by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At January 2, 2016, the Company had 1,179,375 shares available for issuance under the 2006 Plan.  Options granted under the 2000 Plan and the 2006 Plan equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

A summary of the Company’s common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in thousands)	Price	(in years)	(in thousands)
Options outstanding - December 28, 2013	5,837	$2.58
Options granted	2,115	1.46
Options exercised	(303)	0.51
Options cancelled	(415)	1.57
Options outstanding - December 27, 2014	7,234	2.40
Options granted	2,515	0.81
Options exercised	(10)	0.73
Options cancelled	(795)	2.06
Options outstanding - January 2, 2016	8,944	$1.98	6.5	$757
Options exercisable - January 2, 2016	5,159	$2.70	5.1	$240
Options exercisable and expected to vest - January 2, 2016	8,319	$2.07	6.5	$650

The following table summarizes information about stock options outstanding and exercisable at January 2, 2016:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number of	Contractual	Average	Number of	Contractual	Average
	shares	Life	Exercise	shares	Life	Exercise
Exercise Price Range	(in thousands)	(in years)	Price	(in thousands)	(in years)	Price

$0.20 - $1.00	4,076	8.3	$0.70	1,435	7.0	$0.72
$1.01 - $3.00	3,224	6.2	$1.88	2,124	5.3	$2.00
$3.01 - $5.00	779	5.9	$3.58	735	5.9	$3.58
$5.01 - $8.45	865	0.6	$6.98	865	0.6	$7.00
	8,944	6.5	$1.98	5,159	5.1	$2.70

The following table summarizes the Company’s restricted stock awards (shares in thousands):

	Restricted Stock Outstanding
		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Balance outstanding at December 28, 2013	54	$3.17
Restricted stock granted	-	-
Restricted stock vested	(50)	3.30
Restricted stock forfeited	(2)	1.51
Balance outstanding at December 27, 2014	2	$1.51
Restricted stock granted	-	-
Restricted stock vested	(1)	1.51
Restricted stock forfeited	(1)	1.51
Balance outstanding at January 2, 2016	-	$-

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Year Ended
	January 2,	December 27,
	2016	2014
Expected term (in years)	6.2	6.3
Expected volatility	113%	124%
Risk-free interest rate	1.65%	1.86%
Expected dividends	$-	$-
Weighted-average grant date fair value per share	$0.69	$1.29
Grant date fair value of options vested	$1,692	$1,842
Intrinsic value of options exercised (in thousands)	$5	$410

At January 2, 2016, the amount of unearned stock-based compensation currently estimated to be expensed from 2016 through 2018  related to unvested common stock options is approximately $2.8 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.4 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

Warrants

Concurrently with the execution of the SVIC Purchase Agreement (see Note 5), the Company issued to SVIC a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, with a relative fair value of  approximately $1,165,000 which was recorded as a debt discount.

In connection with the termination of the 2013 Loan Agreement with Fortress and the Letter Agreement with Drawbridge, the Company issued to Fortress the Fortress Warrant and amended the exercise price per share of the Drawbridge Warrant. See Note 5 for further information. The Fortress Warrant and amended Drawbridge Warrant were valued using the Black-Scholes option pricing model which computed an estimated fair value of $624,000 and an estimated incremental fair value of $129,000, respectively.

In November 2015, the Company issued warrants to purchase an aggregate of 300,000 and 60,000 shares of the Company’s stock at an exercise price of $0.64 and $0.45, respectively, to two law firms as partial consideration for legal services rendered. The warrants were valued at approximately $185,000 and $49,000, respectively, based on their fair values.

A summary of the Company’s warrant activity is presented below:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Warrants outstanding - December 28, 2013	5,023	$0.95
Warrant granted	-	-
Warrants exercised	(750)	0.89
Warrants outstanding - December 27, 2014	4,273	$0.96

Warrant granted	3,360	0.38
Warrants exercised	-	-
Warrants outstanding - January 2, 2016	7,633	$0.59

Note 9—401(k) Plan

The Company sponsors a 401(k) defined contribution plan. Employees are eligible to participate in this plan provided they are employed full-time and have reached 21 years of age. Participants may make pre-tax contributions to the plan subject to a statutorily prescribed annual limit. Each participant is fully vested in his or her contributions and investment earnings. The Company may make matching contributions on the contributions of a participant on a discretionary basis. In fiscal 2012, the Company adopted a limited matching contribution policy and made approximately $0.09 and $0.08 million in contributions to participants in this plan in the years ended January 2, 2016 and December 27, 2014, respectively.

Note 10-Major Customers, Suppliers and Products

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net product sales as follows:

	Year Ended
	January 2,	December 27,
	2016	2014

Customer A	27%	20%
Customer B	*	14%
Customer C	* %	19%
Customer D	10%	* %

*      less than 10% of total net product sales

Sales of the Company’s NVvault™ products represented 20% and 44% of net product sales in 2015 and 2014.

The Company’s accounts receivable are concentrated with three customers at January 2, 2016 representing approximately 24%,  19% and 14% of aggregate gross receivables. At December 27, 2014, three customers represented approximately 13%,  49% and 11% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company.  The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company’s purchases have historically been concentrated in a small number of suppliers. The following table sets forth purchases from suppliers comprising 10% or more of the Company’s total purchases as follows:

	Year Ended
	January 2,	December 27,
	2016	2014

Supplier A	14%	10%
Supplier B	12%	*

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

To date, a majority of the Company’s international sales relate to shipments of products to its U.S. customers’ international manufacturing sites or third‑ party hubs. Net product sales derived from shipments to international destinations, primarily to Hong Kong (including foreign subsidiaries of customers that are headquartered in the U.S.), represented approximately 48% and 33% of the Company’s net product sales in 2015 and 2014, respectively. All of the Company’s net sales to date have been denominated in U.S. dollars.

As of January 2, 2016 and December 27, 2014, approximately $0.1 million and $0.2 million, respectively, of the Company’s long-lived assets, net of depreciation and amortization, were located outside the U.S., primarily in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 12—Subsequent Events

The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto other than as discussed in the accompanying notes.

Note 13—Quarterly Summary (Unaudited, in thousands except per share data)

	Three Months Ended
	January 2,	September 26,	June 27,	March 28,
	2016	2015	2015	2015
Net product sales	$1,709	$1,617	$1,429	$2,114
NRE revenue	1,143	-	-	-
Total net revenues	2,852	1,617	1,429	2,114
Cost of sales	1,583	1,593	1,324	1,415
Gross profit	1,269	24	105	699
Operating expenses:
Research and development	1,680	1,449	1,536	1,384
Intellectual property legal fees, net of settlement transactions	(1,091)	899	2,238	3,542
Selling, general and administrative	2,628	1,710	1,744	1,759
Total operating expenses	3,217	4,058	5,518	6,685
Operating loss	(1,948)	(4,034)	(5,413)	(5,986)
Other expense, net:
Interest expense, net	(648)	(447)	(489)	(480)
Other income (expense), net	(1,749)	(889)	1,548	9
Total other expense, net	(2,397)	(1,336)	1,059	(471)
Loss before provision for income taxes	(4,345)	(5,370)	(4,354)	(6,457)
Provision for income taxes	-	-	-	1
Net loss	$(4,345)	$(5,370)	$(4,354)	$(6,458)
Net loss per common share:
Basic and diluted	$(0.09)	$(0.11)	$(0.09)	$(0.14)
Weighted-average common shares outstanding:
Basic and diluted	50,353	50,354	50,354	44,708

	Three Months Ended
	December 27,	September 27,	June 28,	March 29,
	2014	2014	2014	2014
Net sales	$2,516	$4,791	$4,887	$7,001
Cost of sales	2,629	3,678	3,908	5,016
Gross profit	(113)	1,113	979	1,985
Operating expenses:
Research and development	1,234	1,305	1,168	878
Intellectual property legal fees	2,465	1,692	1,134	1,097
Selling, general and administrative	1,611	1,782	1,781	1,622
Total operating expenses	5,310	4,779	4,083	3,597
Operating loss	(5,423)	(3,666)	(3,104)	(1,612)
Other expense, net:
Interest expense, net	(393)	(393)	(393)	(395)
Other income (expense), net	5	-	6	(11)
Total other expense, net	(388)	(393)	(387)	(406)
Loss before provision for income taxes	(5,811)	(4,059)	(3,491)	(2,018)
Provision for income taxes	-	-	2	-
Net loss	$(5,811)	$(4,059)	$(3,493)	$(2,018)
Net loss per common share:
Basic and diluted	$(0.14)	$(0.10)	$(0.08)	$(0.05)
Weighted-average common shares outstanding:
Basic and diluted	41,483	41,472	41,472	36,881

Each of the Company’s quarters in fiscal 2015 was comprised of 13 weeks, except for the fourth quarter which consisted of 14 weeks.  Each of the Company’s quarters in fiscal 2014 was comprised of 13 weeks.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.