Form 10-Q
period 2016-04-02
NETLIST INC
filed 2016-05-17
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

or

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

51,085,832 shares outstanding at April 29, 2016

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 2, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	April 2,	January 2,
	2016	2016

ASSETS
Current Assets:
Cash and cash equivalents	$14,890	$19,684
Restricted cash	400	400
Accounts receivable, net of allowance for doubtful accounts of $40 (2016) and $40 (2015)	475	716
Inventories	1,603	1,658
Prepaid expenses and other current assets	1,968	1,739
Total current assets	19,336	24,197

Property and equipment, net	493	408
Other assets	78	61
Total assets	$19,907	$24,666

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$3,246	$3,299
Accrued payroll and related liabilities	689	1,243
Accrued expenses and other current liabilities	336	340
Deferred revenue	3,429	6,857
Accrued engineering charges	500	500
Notes payable	181	13
Total current liabilities	8,381	12,252
Convertible promissory note, net of debt discount	13,753	13,699
Long-term warranty liability	22	49
Total liabilities	22,156	26,000
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value - 90,000 shares authorized; 50,412 (2016) and 50,354 (2015) shares issued and outstanding	50	50
Additional paid-in capital	132,509	132,011
Accumulated deficit	(134,808)	(133,395)
Total stockholders' deficit	(2,249)	(1,334)
Total liabilities and stockholders' deficit	$19,907	$24,666

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	April 2,	March 28,
	2016	2015

Net product sales	$1,171	$2,114
Non-recurring engineering revenues	3,429	-
Total net revenues	4,600	2,114
Cost of sales(1)	1,149	1,415
Gross profit	3,451	699
Operating expenses:
Research and development(1)	1,646	1,384
Intellectual property legal fees	823	3,542
Selling, general and administrative(1)	2,265	1,759
Total operating expenses	4,734	6,685
Operating loss	(1,283)	(5,986)
Other expense, net:
Interest expense, net	(137)	(480)
Other income, net	8	9
Total other expense, net	(129)	(471)
Loss before provision for income tax	(1,412)	(6,457)
Provision for income taxes	1	1
Net loss	$(1,413)	$(6,458)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.14)
Weighted-average common shares outstanding:
Basic and diluted	50,365	44,708

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$15	$14
Research and development	135	190
Selling, general and administrative	308	307

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	April 2,	March 28,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,413)	$(6,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	148
Amortization of debt discount	54	241
Realized gain on sale of equipment	-	(1)
Stock-based compensation	458	511
Changes in operating assets and liabilities:
Restricted cash	-	(900)
Accounts receivable	241	214
Inventories	55	59
Prepaid expenses and other assets	(22)	167
Accounts payable	(52)	889
Accrued payroll and related liabilities	(554)	91
Accrued expenses and other current liabilities	(31)	(26)
Deferred revenue	(3,429)	-
Net cash used in operating activities	(4,639)	(5,065)
Cash flows from investing activities:
Acquisition of property and equipment	(139)	(40)
Proceeds from sale of equipment	-	2
Net cash used in investing activities	(139)	(38)
Cash flows from financing activities:
Proceeds from long- term loans, net of issuance costs	-	3,727
Payments on debt	(56)	(668)
Proceeds from issuance of common stock, net	-	10,554
Proceeds from exercise of equity awards	40	8
Net cash (used in) provided by financing activities	(16)	13,621
Net change in cash and cash equivalents	(4,794)	8,518
Cash and cash equivalents at beginning of period	19,684	11,040
Cash and cash equivalents at end of period	$14,890	$19,558

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2016

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

Liquidity

The Company incurred net losses of approximately $1.4 million and $6.5 million for the three months ended April 2, 2016 and March 28, 2015, respectively.

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

On November 12, 2015, the Company entered into a Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”), pursuant to which the Company and Samsung agreed to work together to jointly develop a standardized product interface for NVDIMM-P memory modules in order to facilitate broad industry adoption of this new technology. The Company received an $8.0 million non-recurring engineering fee (“NRE”) from Samsung for the joint development. The JDLA also includes cross licensing of each party’s respective patent portfolios, as well as access to raw materials (DRAM and NAND flash) at competitive prices, and an important strategic partner that can facilitate getting the Company’s HyperVault technology to market. Both parties may enter into an additional agreement in the future for Samsung to be granted commercial license for the Company’s NVDIMM-P technology.  The JDLA also includes a Right of First Refusal wherein the Company will provide Samsung the right to acquire the Company’s NVDIMM-P technology in a separate, subsequent transaction before the Company offers the technology to a third party. The Company also received $15.0 million under a Senior Secured Convertible Note and Warrant Purchase Agreement (“SVIC Purchase Agreement”) with SVIC No. 28 New Technology Business Investment L.L.P., a Korean limited liability partnership and an affiliate of Samsung Venture Investment Co. (“SVIC”) (see Note 5).

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 2, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2016.

The condensed consolidated financial statements included herein as of April 2, 2016 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of April 2, 2016 and the condensed consolidated statements of operations for the three months ended April 2, 2016 and March 28, 2015 and the condensed consolidated statements of cash flows for the three months ended April 2, 2016 and March 28, 2015.  The results of operations for the three months ended April 2, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31.  For fiscal 2016, the Company’s fiscal year is scheduled to end on December 31, 2016 and will consist of 52 weeks. Each of the Company’s quarters in a fiscal year 2016 is comprised of 13 weeks.

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

Deferred Revenue

From time-to-time the Company receives pre-payments from its customers related to future services. Engineering development fee revenues, including NRE fees, are deferred and recognized ratably over the period the engineering work is completed.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less, other than short-term investments in securities that lack an active market.

Restricted Cash

Restricted cash of $400,000, as of April 2, 2016 and January 2, 2016, consists of cash to secure three standby letters of credits.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and its historical experience.  Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted. At April 2, 2016 and January 2, 2016 the Company had an allowance for doubtful accounts of $40,000.

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

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying condensed consolidated balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to professional services rendered and to the relative fair value of any warrants issued in conjunction with the debt are recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of April 2, 2016. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in future impairment of long-lived assets.

Warranty Liabilities

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

Stock-Based Compensation

The Company accounts for equity issuances to non-employees in accordance with ASC Topic 505.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the estimated fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company has also invested a significant portion of its research and development budget into the design of ASIC and field-programmable gate array (“FPGA”) devices, including the HyperCloud® and HyperVault memory subsystems, and the NVvault family of products. These products are subject to increased risks as compared to the Company’s legacy products.  The Company may be unable to achieve customer or market acceptance of its products, or achieve such acceptance in a timely manner. The Company experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and has experienced supply chain disruption and a shortage of DRAM and flash required to create the HyperCloud® memory subsystem and NVvault products.  As of April 2, 2016, Hypercloud has not generated significant revenue relative to the Company’s investment in the product.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted. The liabilities of the Company’s subsidiaries in the PRC exceeded its assets as of April 2, 2016 and January 2, 2016.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three months ended April 2, 2016 or March 28, 2015.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17), which eliminates the current requirement for an entity to separate deferred income taxes liabilities and assets into current and non-current amounts in a classified balance sheet.  Instead, the ASU requires deferred tax liabilities, deferred tax assets and valuation allowances to be classified as non-current in a classified balance sheet.  ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted.  Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented.  The Company elected not to early adopt ASU 2015-17 and is evaluating the effect of the adoption of this ASU to its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	(unaudited)	(audited)
	April 2,	January 2,
	2016	2016

Raw materials	$1,099	$1,174
Work in process	107	98
Finished goods	397	386
	$1,603	$1,658

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Three Months Ended
	April 2,	March 28,
	2016	2015

Beginning balance	$122	$246
Estimated cost of warranty claims charged to cost of sales	11	130
Cost of actual warranty claims	(88)	(258)
Ending balance	45	118
Less current portion	(23)	(71)
Long-term warranty liability	$22	$47

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	April 2,	March 28,
	2016	2015

Basic and diluted net loss per share:
Numerator: Net loss	$(1,413)	$(6,458)
Denominator: Weighted-average common shares
outstanding, basic and diluted	50,365	44,708
Basic and diluted net loss per share	$(0.03)	$(0.14)

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

	Three Months Ended
	April 2,	March 28,
	2016	2015

Common share equivalents	656	366

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

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth sales to customers comprising 10% or more of the Company’s net sales as follows:

	Three Months Ended
	April 2,	March 28,
	2016	2015
Customer:
Customer A	28%	25%
Customer B	12%	*	%

* less than 10% of net sales

The Company’s accounts receivable as of April 2, 2016 were concentrated with four customers, representing approximately 18%, 14%, 20% and 14% of aggregate gross receivables. At January 2, 2016, three customers represented approximately 24%, 19% and 14% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from a significant customer could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Three Months Ended
	April 2,	March 28,
	2016	2015
Supplemental disclosure of non-cash financing activities:

Debt issuance costs associated with February 2015 debt financing	$-	$273
Debt financing of directors and officers and cargo insurance	$224	$247

Note 4—Credit Agreements

SVB Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank (“SVB”), which was most recently amended on January 29, 2016 (as amended, the “SVB Credit Agreement” and such amendment, the “SVB Amendment”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 80% of its eligible accounts receivable, or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Amendment modifies certain terms of the SVB Credit Agreement in order to (i) extend the maturity date of advances under the SVB Credit Agreement to January 31, 2017, (ii) adjust the rate at which advances under the SVB Credit Agreement accrue interest to the Wall Street Journal “prime rate” plus 2.75% (prior to the SVB Amendment, advances under the SVB Credit Agreement accrued interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%), and (iii) effective as of December 1, 2015, adjust certain of the Company’s financial covenants under the SVB Credit Agreement, including relaxing the Company’s adjusted quick ratio covenant and removing the Company’s tangible net worth covenant. Additionally, pursuant to the terms of the SVB Amendment, SVB allowed for the financing and security interests contemplated under the debt instrument issued to SVIC (see Note 5) and released certain patents and related assets relating to the NVvault™ product line from the collateral subject to SVB’s security interest under the SVB Credit Agreement.

The SVB Amendment requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheet. At April 2, 2016 and January 2, 2016, letters of credit in the amount of $0.4 million and $0.4 million, respectively, were outstanding.

The following table presents details of the Company’s availability under our line of credit with SVB:

	April 2,	January 2,
	2016	2016
Availability under the revolving line of credit	$393	$686

All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets, other than its patent portfolio, which is subject to a first priority lien held by SVIC. The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of April 2, 2016, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consists of the following (in thousands):

	April 2,	January 2,
	2016	2016

Convertible promissory note, SVIC, net of debt discount of $1,247 and $1,301 in 2016 and 2015, respectively	13,753	13,699
Notes payable to others	181	13
	$13,934	$13,712
Less current portion	(181)	(13)
	$13,753	$13,699

On November 18, 2015 (“Closing Date”), the Company entered into the SVIC Purchase Agreement with SVIC, pursuant to which the Company sold SVIC a Senior Secured Convertible Promissory Note (“SVIC Note”) and a Stock Purchase Warrant (“SVIC Warrant”), each dated as of the Closing Date. The SVIC Note has an original principal amount of $15 million, accrues interest at a rate of 2% per year, is due and payable in full on December 31, 2021 (“SVIC Note Maturity Date”) and the principal and accrued but unpaid interest are convertible into shares of the Company’s common stock at a conversion price of $1.25 per share (the “Conversion Price”), subject to certain adjustments as set forth therein on the SVIC Note Maturity Date. Upon a change of control of the Company prior to the SVIC Note Maturity Date, the SVIC Note may, at the Company’s option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, subject to certain adjustments as set forth therein, is only exercisable in the event the Company exercises its right to redeem the SVIC Note prior to the SVIC Note Maturity Date, and expires on December 31, 2025. The SVIC Warrant was valued at $1,165,000, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $154,000 as a debt discount for professional services rendered.  These amounts will be amortized over the term of the SVIC Note using the effective interest method. For the quarter ended April 2, 2016, the Company amortized approximately $54,000 to interest expense in the consolidated statement of operations.

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

Interest expense, including amortization of debt discounts, net of interest income, is presented in the following table (in thousands):

	Three Months Ended
	April 2,	March 28,
	2016	2015
Interest expense:
SVB	$11	$13
Fortress Credit Opportunities I LLP (repaid in fiscal 2015)	-	466
SVIC	129	-
Others	1	2
	141	481
Interest income	(4)	(1)
	$137	$480

Note 6—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended
	April 2,	March 28,
	2016	2015

Provision for income taxes	$1	$1
Effective tax rate	-%	-%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of April 2, 2016 and January 2, 2016. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company does not have any unrecognized tax benefits as of April 2, 2016 and January 2, 2016.

Note 7—Commitments and Contingencies

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

On May 30, 2013, the Eastern District Court issued an order granting Netlist’s motion to stay pending results of the reexamination of the ‘295 patent and denied Smart Modular’s motion for preliminary injunction.  On May 5, 2016, Smart Modular filed a motion to lift the stay which Netlist will respond to in due course.

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

On August 23, 2014, Smart Modular also filed petitions in the USPTO requesting IPR of the five Netlist patents asserted in the August 23, 2013 amended complaint.  Netlist filed patent owner preliminary responses to all of the Smart Modular petitions in December, 2014.  On March 13, 2015, the USPTO issued decisions on the Smart Modular petitions, denying the petitions in their entirety as to the same three patents that survived the petitions filed by SanDisk in June, 2014 (U.S. Patent Nos. 8,516,187; 8,301,833; 8,516,185), and instituted additional reviews of the two other patents already under review (U.S. Patent No. 8,001,434; 8,359,501). On March 9, 2016, the PTAB issued decisions on the additional reviews of the ‘434 and ‘501 patents, finding that certain of the challenged claims were valid, and that others were not.

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

The trial commenced on schedule and continued for two weeks, with closing arguments on March 23, 2015.   On March 25, 2015, the jury came back with a verdict finding for the defendant on the breach of contract, misappropriation of trade secret and inventorship counts, while finding for Netlist on the trademark and false advertising counts. After the verdict, the court ordered briefing to determine the effect of the jury verdict on the preliminary injunction entered on January 6, 2015, and following oral argument on April 24, 2015, issued an order dissolving the preliminary injunction.  The court further issued Findings of Fact and Conclusions of Law on Netlist’s unfair competition claims granting no relief under the statute based on the jury’s verdict.  The parties briefed their post-trial motions in May and June of 2015, including Netlist’s motion for Judgment as a Matter of Law (“JMOL”) to reverse the jury’s verdict as to breach of contract and for a new trial on misappropriation of trade secrets.  Oral arguments on the post-trial motions were heard by the court on July 8, 2015.  On September 1, 2015, the Court denied motions from both parties for JMOL, Netlist’s motion for a new trial, and Diablo’s motion for attorney’s fees, but granted Diablo’s motion to recover on the preliminary injunction a $900,000 bond posted early in the litigation and its bill of costs. This expense is included in other expense, net in the accompanying consolidated statements of operation for the year ended January 2, 2016. On September 29, 2015, Netlist filed a Notice of Appeal to the Federal Circuit and on December 8, 2015, filed an Opening Brief and on March 14, 2016, filed its Reply Brief.  Netlist’s appeal will continue in accordance with established procedures.

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

‘537 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in January 2011. In June 2011, the USPTO issued an ACP, which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims. Inphi filed its comments to the Company’s response in September 2011. The USPTO issued a Right of Appeal Notice in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company. Inphi filed a notice of appeal in March 2012 followed by an appeal brief in May 2012. In response, the USPTO issued a Notice of Defective Appeal Brief. Inphi filed a corrective appeal brief in late May 2012, and the Company filed its reply brief to the corrected Inphi appeal brief in early July 2012. The examiner responded to Inphi’s corrected appeal brief as well as the Company’s reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming all sixty (60) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the examiner jointly defended the ‘537 patent in a hearing on November 20, 2013 before the PTAB. On January 16, 2014, the PTAB issued a decision upholding the validity of all 60 claims, dismissing every single validity challenge raised by Inphi and affirming the examiner’s decision to allow the claims. On August 13, 2014, the PTAB denied Inphi’s request for rehearing and made its decision final for judicial review to the Federal Circuit.  On October 15, 2014, Inphi filed a Notice of Appeal to the Federal Circuit.  On February 3, 2015, Inphi filed an appellant’s brief in its appeal to the Federal Circuit.  The Company filed its appellee’s brief on May 18, 2015, and Inphi filed a reply brief on June 4, 2015.  On October 9, 2015, the Federal Circuit conducted a hearing on Inphi’s appeal.  On November 13, 2015, a panel of the Federal Circuit unanimously ruled in favor of Netlist in a precedential decision.  Inphi petitioned for panel rehearing and en banc rehearing on December 14, 2015.  Both petitions were denied on January 22, 2016.  Inphi has 90 days to petition the U.S. Supreme Court for certiorari.  The deadline for a certiorari petition has passed and, to date, it does not appear that Inphi has filed such a petition.  Thus, the reexamination of the ‘537 patent remains pending and will continue in accordance with established procedures for Inter Partes Reexamination and judicial appeals therefrom.

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

Other Legal Matters

On March 31, 2016, Morgan Joseph Triartisan LLC filed a complaint in New York state court against Netlist and certain of its officers for breach of contract and related causes of action.  Netlist will respond in due course in accordance with established procedures.

Other Contingent Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities to SVIC and SVB pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by the loan documents; and (vi) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of Serial Preferred Stock, with a par value of $0.001 per share. No shares were outstanding at April 2, 2016 or January 2, 2016.

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

Subject to certain adjustments, as of April 2, 2016, the Company was authorized to issue a maximum of 10,205,566 shares of common stock pursuant to awards under the 2006 Plan. Pursuant to the terms of the 2006 Plan, the maximum number of shares of common stock subject to the plan automatically increased on the first day of each subsequent calendar year through January 1, 2016, by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. At April 2, 2016, the Company had 612,500 shares available for issuance under the 2006 Plan.  Options granted under the 2000 Plan and the 2006 Plan equity incentive plans primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

A summary of the Company’s common stock option activity for the three months ended April 2, 2016 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 2, 2016	8,944	$1.98
Options granted	690	0.74
Options exercised	(58)	0.71
Options expired/forfeited	(147)	1.00
Options outstanding at April 2, 2016	9,429	$1.92

The intrinsic value of options exercised in the three months ended April 2, 2016 was $46,248.

 The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Three months ended
	April 2,	March 28,
	2016	2015
Expected term (in years)	6.1	6.2
Expected volatility	113%	131%
Risk-free interest rate	1.66%	1.52%
Expected dividends	-	-
Weighted-average grant date fair value per share	$0.63	$1.06

At April 2, 2016, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2016 through fiscal 2018 related to unvested common stock options is approximately $2.5 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

Warrants

A summary of the Company’s warrant activity is presented below:

Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Warrants outstanding - January 2, 2016	7,633	$0.59
Warrant granted	-	-
Warrants exercised	-	-
Warrants outstanding - April 2, 2016	7,633	$0.59

Note 9—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At April 2, 2016 and January 2, 2016, approximately $54,000 and $100,000, respectively, of the Company’s long-lived assets, net of depreciation and amortization, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 10—Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and have determined that other than discussed below, no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto.

On April 4, 2016 a warrant holder exercised a warrant on a cashless basis whereby 1,000,000 shares were exercised in exchange for 674,300 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 and subsequent reports on Form 10-Q and 8-K, which discuss our business in greater detail.

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

Provision for Income Taxes.

The federal statutory rate was 34% for the period ended April 2, 2016 and March 28, 2015. Our effective tax rate differs from the statutory rate due to the company providing a full valuation allowance against net deferred tax assets, and accordingly did not recognize an income tax benefit related to losses incurred.

Recent and Anticipated Future Trends

For the quarters end ended April 2, 2016 and March 28, 2015, our NVvault™ non‑volatile RDIMM used in cache‑protection and data logging applications, including our NVvault™ battery‑free, the flash‑based cache system, accounted for approximately 2% and 44% of total net product sales, respectively. We have experienced a steady decline in NVvault sales in recent years, due in large part to our loss of our most significant NVvault customer, Dell, beginning in 2012. There were no sales of NVvault™ products to Dell in the quarters ended April 2, 2016 and March 28, 2015, and we expect no future demand from Dell for our NVvault™ products. In order to leverage our NVvault™ technology and diversify our customer base, and to secure one or more new key customers, we continue to pursue additional qualifications of NVvault™ with other OEMs and to target new customer applications such as online transaction processing, virtualization, big data analytics, high speed transaction processing, high-performance database, and in‑memory database applications. We also introduced EXPRESSvault™ in March 2011 and the next generation of EXPRESSvault™ (EV3) in July 2015 and we continue to pursue qualification of the next generation DDR3 NVvault™ and DDR4 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other products such as HyperVault™ and other high‑density and high-performance solutions. If we are not be successful in expanding our qualifications or marketing any new or enhanced products, we will be unable to secure revenues sufficient to replace lost NVvault revenue and our results of operations and prospects could be materially harmed.

During the quarters ended April 2, 2016 and March 28, 2015, we primarily marketed and sold our products to leading OEMs in the server, storage and communications markets. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net product sales. Two customers represented approximately 28% and 12% of our net product sales in quarter ended April 2, 2016 and one customer represented approximately 25% of our net product sales in the quarter ended March 28, 2015. Because our target markets are characterized by a limited number of large companies, we anticipate that sales of our products will continue to be concentrated among a limited number of large customers in the foreseeable future. Additionally, the composition of major customers and their respective contributions to our net product sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with any of our customers and, as such, any or all of them could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

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

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants.

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying condensed consolidated balance sheets. We amortize debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of any warrants issued in conjunction with the debt are recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

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

Income Taxes.

Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the condensed consolidated financial statements, calculated at enacted tax rates for expected periods of realization. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when determined necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Because we have operated at a loss for an extended period of time, we did not recognize deferred tax assets related to losses incurred since 2010.  In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record an income tax benefit or a reduction to income tax expense in the period of such realization.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	April 2,	March 28,
	2016	2015

Net product sales	25%	100%
NRE revenues	75	—
Total net revenues	100	100
Cost of sales	25	67
Gross profit	75	33
Operating expenses:
Research and development	36	65
Intellectual property legal fees	18	168
Selling, general and administrative	49	83
Total operating expenses	103	316
Operating loss	(28)	(283)
Other expense, net:
Interest expense, net	(3)	(22)
Other expense, net	-	-
Total other expense, net	(3)	(22)
Loss before provision for income tax	(31)	(305)
Provision for income taxes	-	-
Net loss	(31)%	(305)%

Three months ended April 2, 2016 Compared to Three months ended March 28, 2015

Net Product Sales, NRE Revenues, Cost of Sales and Gross Profit

The following tables present net sales, cost of sales and gross profit for the three months ended April 2, 2016 and March 28, 2015 (in thousands, except percentages):

	Three Months Ended
	April 2,	March 28,		%
	2016	2015	Change	Change

Net product sales	$1,171	$2,114	$ (943)	(45)%
NRE revenues	3,429	-	3,429	100%
Total net revenues	4,600	2,114	2,486	118%
Cost of sales	1,149	1,415	(266)	(19)%
Gross profit	$3,451	$699	$ 2,752	394%
Gross margin	75%	33%	42%

Net Product Sales.  The decrease in net sales for the three months ended April 2, 2016 as compared with the three months ended March 28, 2015 resulted primarily from a decrease in sales of approximately (i) $0.88 million of NVvault™, (ii) $0.08 million of Planar X VLP,  (iii) $0.04 million in other SODIMM and RDIMM sales partially offset by an increase $0.01 million of HyperCloud®, $0.04 million in flash and $0.04 million of EV3 sales.

NRE Revenues.  The increase in NRE revenues for the three months ended April 2, 2016 as compared with the three months ended March 28, 2015 resulted from revenue recognized from our JDLA with Samsung entered into in November 2015.

Gross Profit, Gross Margin and Cost of Sales.  The increase in gross margin for the three months ended April 2, 2016 as compared with the three months ended March 28, 2015 is the result of our NRE revenues from the JDLA offset by a decrease in our gross profit from our product sales as a result of a change in our product mix and reduced sales of our higher margin first generation NVvault™ sales.

Research and Development.

The following tables present research and development expenses for three months ended April 2, 2016 and March 28, 2015 (in thousands, except percentages):

	Three Months Ended
	April 2,	March 28,		%
	2016	2015	Change	Change

Research and development	$1,646	$1,384	$262	19%

The increase in research and development expense in the three months ended April 2, 2016, as compared to the three months ended March 28, 2015 resulted primarily from an increase of $0.3 million in engineering headcount and overhead expenses and the use of outside consultants for new product development.

Intellectual Property Legal Fees.

The following table presents intellectual property legal fees for three months ended April 2, 2016 and March 28, 2015 (in thousands, except percentages):

	Three Months Ended
	April 2,	March 28,		%
	2016	2015	Change	Change

Intellectual property legal fees	$823	$3,542	$(2,719)	(77)%

The decrease in intellectual property legal fees during the three months ended April 2, 2016 as compared with the three months ended March 28, 2015 resulted from a decrease in legal fees incurred for trade secret litigation.

Selling, General and Administrative.

The following tables present selling, general and administrative expenses for the three months ended April 2, 2016 and March 28, 2015 (in thousands, except percentages):

	Three Months Ended
	April 2,	March 28,		%
	2016	2015	Change	Change

Selling, general and administrative	$2,265	$1,759	$506	29%

Selling, general and administrative expense increased by $0.5 million for the three months ended April 2, 2016, as compared to the three months ended March 28, 2015.  This increase was primarily due to an increase of $0.5 million in sales and marketing headcount costs and related overhead and travel expenses.

Other Income (Expense).

The following table presents other income (expense) for the three months ended April 2, 2016 and March 28, 2015 (in thousands, except percentages):

	Three Months Ended
	April 2,	March 28,		%
	2016	2015	Change	Change

Interest expense, net	$(137)	$(480)	$343	71%
Other income, net	8	9	(1)	(100)%
Total other expense, net	$(129)	$(471)	$342	73%

The decrease in interest expense for the three months ended April 2, 2016 compared with the three months ended March 28, 2015 is primarily due to the substantially lower interest rate (2%) on the convertible debt from SVIC.  The higher interest rate (11%) Fortress Credit Opportunities I LP (“Fortress”) loan was repaid in November 2015.

Provision for Income Taxes.

The following table presents the provision for income taxes for the three months ended April 2, 2016 and March 28, 2015 (in thousands, except percentages):

	Three Months Ended
	April 2,	March 28,		%
	2016	2015	Change	Change

Provision for income taxes	$1	$1	$-	-%

We did not record a benefit for income taxes for the three months ended April 2, 2016 and March 28, 2015, as tax benefits resulting from operating losses generated were fully reserved.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity and debt securities and cash generated from operations. We have also funded our operations with a revolving line of credit and term loans under our bank credit facility and capitalized lease obligations.

Working Capital and Cash and Cash Equivalents

The following table presents working capital and cash and cash equivalents (in thousands) as of April 2, 2016 and January 2, 2016:

	April 2,	January 2,
	2016	2016
Working capital	$10,955	$11,945
Cash and cash equivalents(1)	$14,890	$19,684

(1)	Included in working capital.

Our working capital decreased in the three months ended April 2, 2016 primarily as a result of the use of cash and cash equivalents of approximately $4.7 million to fund operations offset by reduction of approximately $3.4 million in deferred revenue.

Cash Provided by (Used in) in the Three Months Ended April 2, 2016 and March 28, 2015.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	April 2,	March 28,
	2016	2015

Net cash provided by (used in):
Operating activities	$(4,639)	$(5,065)
Investing activities	(139)	(38)
Financing activities	(16)	13,621
Net change in cash and cash equivalents	$(4,794)	$8,518

Operating Activities.  Net cash used in operating activities for the three months ended April 2, 2016 was primarily the result of a net loss of approximately $1.4 million and approximately $3.8 million in net cash used in changes in operating assets and liabilities, which were primarily from changes in deferred revenue, inventories, accounts receivable, prepaid expenses and other assets and accounts payable partially offset by approximately $0.06  million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discounts and stock-based compensation.  Net cash used in operating activities for the three months ended March 28, 2015 was primarily the result of a net loss of approximately $6.5 million, partially offset by (i) approximately $0.5 million in net cash provided by changes in operating assets and liabilities, which were primarily from changes in restricted cash, inventories, accounts receivable, prepaid expenses and other assets and accounts payable (ii) approximately $0.9 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discounts and stock-based compensation.

Accounts receivable decreased by approximately $0.2 million during the three months ended April 2, 2016, which we attribute primarily to a decrease in sales.

Inventories decreased by approximately $0.06 million during the three months ended April 2, 2016 as we used inventory on hand to support sales.

Accounts payable decreased by approximately $0.5 million during the three months ended April 2, 2016 due to decreased legal fees incurred for trade secret litigation and patent litigation.

Investing Activities. Net cash used in investing activities for three months ended April 2, 2016 and March 28, 2015 was primarily the result of our purchase of property and equipment, partially offset by proceeds we received from the sale of property and equipment in 2015.

Financing Activities.  Net cash used in financing activities for three months ended April 2, 2016 was primarily the result of payments of our debt, partially offset by proceeds from the exercise of employee stock options. Net cash provided by financing activities for three months ended March 28, 2015 was primarily the result of our February 2015 Offering, where we raised net proceeds of approximately $10.6 million and, from a new term loan of approximately $3.7 million, net of debt issuance costs, with Fortress.

Capital Resources

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

We made no borrowings under the Silicon Valley Bank line of credit in the three months ended April 2, 2016 and March 28, 2015.  At April 2, 2016 and January 2, 2016 we had borrowing availability of approximately $0.4 million and $0.7 million, respectively.

Convertible Promissory Note with SVIC

On November 18, 2015 (“the Closing Date”), we entered into the SVIC Purchase Agreement, with SVIC, an affiliate of Samsung Venture Investment Co., pursuant to which we sold SVIC the SVIC Note and the SVIC Warrant, each dated as of the Closing Date. The SVIC Note has an original principal amount of $15 million, accrues interest at a rate of 2% per year, is due and payable in full on the SVIC Note Maturity Date and the principal and accrued but unpaid interest of which are convertible into shares of our common stock at the Conversion Price, subject to certain adjustments as set forth therein on the SVIC Note Maturity Date. Upon a change of control prior to the SVIC Note Maturity Date, the SVIC Note may, at our option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share, subject to certain adjustments as set forth therein, is only exercisable in the event we exercise our right to redeem the SVIC Note prior to the SVIC Note Maturity Date and expires on December 31, 2025.  Proceeds from the SVIC Note were used to pay off our 2013 Loan Agreement and terminate our Letter Agreement with Fortress.

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

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended April 2, 2016.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the fiscal quarter that ended April 2, 2016, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the three months ended April 2, 2016 and March 28, 2015, our NVvault™ non‑volatile RDIMM used in cache‑protection and data logging applications, including our NVvault™ battery‑free, the flash‑based cache system, accounted for approximately 4% and 44% of total net product sales, respectively. We have experienced a steady decline in NVvault sales in recent years, due in large part to our loss of our most significant NVvault customer, Dell, beginning in 2012. We recognized no NVvault™ sales to Dell in the quarters ended April 2, 2016 and March 28, 2015.  We expect no future demand from Dell for our NVvault™ products. In order to leverage our NVvault™ technology and diversify our customer base, and to secure one or more new key customers, we continue to pursue additional qualifications of NVvault™ with other OEMs and to target new customer applications such as online transaction processing, virtualization, big data analytics, high speed transaction processing, high-performance database, and in‑memory database applications. We also introduced EXPRESSvault™ in March 2011 and the next generation of EXPRESSvault™ (EV3) in July 2015 and we continue to pursue qualification of the next generation DDR3 NVvault™ and DDR4 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other products such as HyperVault™ and other high‑density and high-performance solutions. HyperVault™ is still under development and may require substantial additional investment and the services and attention of key employees who have competing demands on their available time. Although we believe that our JDLA will advance the development of this product and that Samsung will prove to be an important strategic partner that can facilitate getting this technology to market, our partnership with Samsung and any other steps we take to further the development of this or any other products in development could fail. If we are not be successful in expanding our qualifications or marketing any new or enhanced products, we will be unable to secure revenues sufficient to replace lost NVvault revenue and our results of operations and prospects could be materially harmed.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net product sales. Approximately 28% and 12% of our net product sales in the three months ended April 2, 2016 were to two customers. Approximately 25% of our net product sales in the three months ended March 28, 2015 were to one customer. The composition of major customers and their respective contributions to our net product sales have varied and will likely continue to vary from period to period as our OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with any of our customers and, as such, any or all of them could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. The loss of any of our OEM customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results. Further, we may not be able to sell some products developed for one customer to a different customer because our products are often designed to address specific customer requirements, and even if we are able to sell these products to another customer, our margin on such products may be reduced.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of April 2, 2016, we had 61 U.S. and foreign patents issued and over 37 pending applications worldwide. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

We will evaluate opportunities to acquire businesses or technologies or pursue other strategic transactions, including collaboration or joint development arrangements such as our JDLA with Samsung that might complement our current product offerings or enhance our intellectual property portfolio or technical capabilities. We have no experience in acquiring other businesses or technologies. Acquisitions and other strategic transactions entail a number of risks that could adversely affect our business and operating results, including, among others:

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

As of April 29, 2016, approximately 11.4% of our outstanding common stock was held by affiliates, including 10.2% held by Chun K. Hong, our Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

3.2	Amended and Restated Bylaws of Netlist, Inc. (incorporated by reference to exhibit number 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.1	Amendment to Loan Document, dated January 29, 2016 by and between Netlist, Inc. and Silicon Valley Bank. (1)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

+ Filed herewith.

(1) Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-k filed on February 1, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2016		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)