Form 10-Q
period 2016-07-02
NETLIST INC
filed 2016-08-16
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

or

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

51,104,832 shares outstanding at August 11, 2016

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 2, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	July 2,	January 2,
	2016	2016

ASSETS
Current Assets:
Cash and cash equivalents	$10,803	$19,684
Restricted cash	600	400
Accounts receivable, net of allowance for doubtful accounts of $40 (2016) and $40 (2015)	1,022	716
Inventories	1,970	1,658
Prepaid expenses and other current assets	1,760	1,739
Total current assets	16,155	24,197

Property and equipment, net	735	408
Other assets	73	61
Total assets	$16,963	$24,666

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$4,325	$3,299
Accrued payroll and related liabilities	1,052	1,243
Accrued expenses and other current liabilities	410	340
Deferred revenue	-	6,857
Accrued engineering charges	500	500
Notes payable and capital lease obligation, current	212	13
Total current liabilities	6,499	12,252
Convertible promissory note, net of debt discount	13,807	13,699
Capital lease obligation, long term	67	-
Long-term warranty liability	23	49
Total liabilities	20,396	26,000
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value - 90,000 shares authorized; 51,096 (2016) and 50,354 (2015) shares issued and outstanding	51	50
Additional paid-in capital	132,818	132,011
Accumulated deficit	(136,302)	(133,395)
Total stockholders' deficit	(3,433)	(1,334)
Total liabilities and stockholders' deficit	$16,963	$24,666

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015

Net product sales	$3,500	$1,429	$4,671	$3,543
Non-recurring engineering revenues	3,428	-	6,857	-
Total net revenues	6,928	1,429	11,528	3,543
Cost of sales(1)	3,267	1,324	4,416	2,739
Gross profit	3,661	105	7,112	804
Operating expenses:
Research and development(1)	1,831	1,536	3,477	2,920
Intellectual property legal fees	1,023	2,238	1,846	5,780
Selling, general and administrative(1)	2,159	1,744	4,424	3,503
Total operating expenses	5,013	5,518	9,747	12,203
Operating loss	(1,352)	(5,413)	(2,635)	(11,399)
Other income (expense), net:
Interest expense, net	(132)	(489)	(269)	(969)
Other income (expense), net	(10)	1,548	(2)	1,556
Total other income (expense), net	(142)	1,059	(271)	587
Loss before provision for income tax	(1,494)	(4,354)	(2,906)	(10,812)
Provision for income taxes	-	-	1	1
Net loss	$(1,494)	$(4,354)	$(2,907)	$(10,813)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.09)	$(0.06)	$(0.23)
Weighted-average common shares outstanding:
Basic and diluted	51,080	50,354	50,723	47,530

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$13	$12	$28	$26
Research and development	55	148	190	338
Selling, general and administrative	235	248	543	555

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	July 2,	June 27,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,907)	$(10,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	282
Capitalized payment-in-kind interest	-	170
Amortization of debt discount	108	473
Realized gain on sale of equipment	-	1
Stock-based compensation	761	919
Changes in operating assets and liabilities:
Restricted cash	(200)	(900)
Accounts receivable	(306)	426
Inventories	(312)	(68)
Prepaid expenses and other assets	191	477
Accounts payable	1,026	2,280
Accrued payroll and related liabilities	(191)	(43)
Accrued expenses and other current liabilities	44	(80)
Deferred revenue	(6,857)	-
Net cash used in operating activities	(8,517)	(6,876)
Cash flows from investing activities:
Acquisition of property and equipment	(274)	(88)
Proceeds from sale of equipment	-	2
Net cash used in investing activities	(274)	(86)
Cash flows from financing activities:
Proceeds from long- term loans, net of issuance costs	-	3,727
Payments on debt	(137)	(1,832)
Proceeds from issuance of common stock, net	-	10,543
Proceeds from exercise of equity awards	47	8
Net cash (used in) provided by financing activities	(90)	12,446
Net change in cash and cash equivalents	(8,881)	5,484
Cash and cash equivalents at beginning of period	19,684	11,040
Cash and cash equivalents at end of period	$10,803	$16,524

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2016

Note 1—Description of Business

Netlist, Inc. (the “Company” or “Netlist”) designs, manufactures and sells a wide variety of high-performance, logic-based memory subsystems for the global datacenter, storage and high-performance computing markets. The Company’s memory subsystems consist of combinations of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND flash”), application-specific integrated circuits (“ASICs”) and other components assembled on printed circuit boards (“PCBs”). Netlist primarily markets and sells its products to leading original equipment manufacturer (“OEM”) customers, hyperscale datacenter operators and storage vendors. The Company’s solutions are targeted at applications where memory plays a key role in meeting system performance requirements. The Company leverages a portfolio of proprietary technologies and design techniques, including combining discrete semiconductor technologies from third parties such as DRAM and NAND flash to function as one efficient planar design and alternative packaging techniques to deliver memory subsystems with persistence, high density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit. The Company’s NVvault™ product is the first to offer both DRAM and NAND flash in a standard form factor memory subsystem as a persistent dual-in line memory module (“DIMM”) in mission critical applications. The Company’s HyperCloud® technology incorporates its patented rank multiplication and load reduction technologies. The Company also has pending and issued patents covering fundamental aspects of hybrid memory DIMM designs that incorporate combinations of DRAM and/or NAND flash, such as its NVvault™ product. The Company is focused on monetizing its patent portfolio through its products business and, where appropriate, through licensing arrangements with third parties that wish to incorporate its patented technologies in their products.

Netlist was incorporated in June 2000 and is headquartered in Irvine, California. In 2007, the Company established a manufacturing facility in the People’s Republic of China (the “PRC”), which became operational in July 2007 upon the successful qualification of certain key customers.

Liquidity

The Company incurred net losses of approximately $2.9 million and $10.8 million for the six months ended July 2, 2016 and June 27, 2015, respectively.

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

On November 12, 2015, the Company entered into a Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”), pursuant to which the Company and Samsung agreed to work together to jointly develop a standardized product interface for NVDIMM-P memory modules in order to facilitate broad industry adoption of this new technology. The Company received an $8.0 million non-recurring engineering (“NRE”) fee from Samsung for the joint development. The JDLA also includes cross licensing of each party’s respective patent portfolios, as well as access to raw materials (DRAM and NAND flash) at competitive prices, and an important strategic partner that can facilitate getting the Company’s HybriDIMM technology to market.  Both parties may enter into an additional agreement in the future for Samsung to be granted commercial license for the Company’s NVDIMM-P technology.  The JDLA also includes a right of first refusal wherein the Company will provide Samsung the right to acquire the Company’s NVDIMM-P technology in a separate, subsequent transaction before the Company offers the technology to a third party. The Company also received $15.0 million under a Senior Secured Convertible Note and Warrant Purchase Agreement (“SVIC Purchase Agreement”) with SVIC No. 28 New Technology Business Investment L.L.P., a Korean limited liability partnership and an affiliate of Samsung Venture Investment Co. (“SVIC”) (see Note 5).

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

The condensed consolidated financial statements included herein as of July 2, 2016 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of July 2, 2016 and the condensed consolidated statements of operations for the three and six months ended July 2, 2016 and June 27, 2015 and the condensed consolidated statements of cash flows for the six months ended July 2, 2016 and June 27, 2015.  The results of operations for the six months ended July 2, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31.  For fiscal 2016, the Company’s fiscal year is scheduled to end on December 31, 2016 and will consist of 52 weeks. Each of the Company’s quarters in its 2016 fiscal year is comprised of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty.  Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, recoverability of long-lived assets, valuation of stock-based transactions, estimates for completion of NRE revenue milestones and realization of deferred tax assets.  The Company bases its estimates on historical experience, knowledge of current conditions and its beliefs of what could occur in the future considering available information.  The Company reviews its estimates on an on-going basis. Actual results may differ from these estimates, which may result in material adverse effects on our operating results and financial position.

Revenue Recognition

Net Product Sales

Net product sales primarily consist of product sales of high performance memory subsystems to OEMs, hyperscale data center operators and storage vendors.

The Company recognizes revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

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

Engineering Services

The Company provides engineering services to its customers. The Company recognizes revenue from these services when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) the Company’s services were performed and risk of loss passed to the customer; (3) the Company completed all of the necessary terms of the contract; (4) the amount of revenue to which the Company was entitled was fixed or determinable; and (5) the Company believed it was probable that it would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, the Company defers recognition of revenue.

Generally, the Company recognizes revenue as the engineering services stipulated under the contract are completed and accepted by its customers. Engineering services are performed under a signed Statement of Work (“SOW”) with a customer. The deliverables and payment terms stipulated under the SOW provide guidance on the project revenue recognition.

Revenues from contracts with substantive defined milestones that the Company has determined are reasonable and relevant to all the deliverables and payment terms in the SOW that are commensurate with the efforts required to achieve the milestones are recognized under the milestone recognition method.

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

Restricted Cash

Restricted cash of $600,000, as of July 2, 2016, consists of cash to secure two standby letters of credits. Restricted cash of $400,000, as of January 2, 2016 consists of cash to secure three standby letters of credit.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and its historical experience.  Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted. Generally, the Company’s credit losses have been within its expectations and the provisions established. At July 2, 2016 and January 2, 2016 the Company had an allowance for doubtful accounts of $40,000.

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

Inventories

Inventories are valued at the lower of actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis, which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, the Company evaluates its ending inventory quantities on hand and on order and records a provision for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. In addition, the Company considers changes in the market value of components in determining the net realizable value of its inventory. Once established, lower of cost or market write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

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

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying condensed consolidated balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to professional services rendered and to the relative fair value of any warrants issued in conjunction with the debt and are recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of the Company’s customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of July 2, 2016. However, market conditions could change or demand for the Company’s products could decrease, which could result in future impairment of long-lived assets.

Warranty Liabilities

The Company offers product warranties generally ranging from one to three years, depending on the product and negotiated terms of any purchase agreements with customers. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. Warranties are not offered on sales of excess inventory. The Company records an estimate for warranty-related costs at the time of sale based on its historical and estimated product return rates and expected repair or replacement costs (see Note 3). While such costs have historically been consistent between periods and within management’s expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty reserves and could adversely affect the Company’s gross profit and gross margins.

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

The Company recognizes the fair value of restricted stock awards issued to employees and outside directors as stock-based compensation expense on a straight-line basis over the vesting period for the last separately vesting portion of the awards.  Fair value is determined as the difference between the closing price of the Company’s common stock on the grant date and the purchase price of the restricted stock award, if any, reduced by expected forfeitures.

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

Risks and Uncertainties

The Company is subject to certain risks and uncertainties, including its ability to obtain profitable operations due to the Company’s history of losses and accumulated deficits, the Company’s dependence on one or a few customers for a significant portion of revenues, risks related to intellectual property matters, market development of and demand for the Company’s products, and the length of the sales cycle.  Such risks could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has also invested a significant portion of its research and development budget into the design of ASIC and field-programmable gate array (“FPGA”) devices, including the HyperCloud® and HybriDIMM memory subsystems, and the NVvault family of products. These products are subject to increased risks as compared to the Company’s legacy products.  The Company may be unable to achieve customer or market acceptance of its products, or achieve such acceptance in a timely manner. Further, the Company experienced a longer qualification cycle than anticipated with its HyperCloud® memory subsystems, and has experienced supply chain disruption and a shortage of DRAM and NAND flash required to create the HyperCloud® memory subsystem and NVvault products.  As of July 2, 2016, Hypercloud has not generated significant revenue relative to the Company’s investment in the product.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject the Company to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the

Company’s operations and operating results may be negatively impacted. The liabilities of the Company’s subsidiary in the PRC exceeded its assets as of July 2, 2016 and January 2, 2016.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three and six months ended July 2, 2016 or June 27, 2015.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in accounting principles generally accepted in the United States of America with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. The Company is currently assessing this guidance for future implementation.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17), which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet.  Instead, the ASU requires deferred tax liabilities, deferred tax assets and valuation allowances to be classified as non-current in a classified balance sheet.  ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted.  Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented.  The Company elected not to early adopt ASU 2015-17 and is evaluating the effect of the adoption of ASU 2015-17 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

Note 3—Supplemental Financial Information

Inventories

Inventories consist of the following (in thousands):

	(unaudited)	(audited)
	July 2,	January 2,
	2016	2016

Raw materials	$1,302	$1,174
Work in process	70	98
Finished goods	598	386
	$1,970	$1,658

Warranty Liabilities

The following table summarizes the activity related to the warranty liabilities (in thousands):

	Six Months Ended
	July 2,	June 27,
	2016	2015

Beginning balance	$122	$246
Estimated cost of warranty claims charged to cost of sales	22	19
Cost of actual warranty claims	(86)	(149)
Ending balance	58	116
Less current portion	(35)	(70)
Long-term warranty liability	$23	$46

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

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015

Basic and diluted net loss per share:
Numerator: Net loss	$(1,494)	$(4,354)	$(2,907)	$(10,813)
Denominator: Weighted-average common shares
outstanding, basic and diluted	51,080	50,354	50,723	47,530
Basic and diluted net loss per share	$(0.03)	$(0.09)	$(0.06)	$(0.23)

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

	Three months ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015

Common share equivalents	827	73	743	76

The above common share equivalents would have been included in the calculation of diluted earnings per share had the Company reported net income for the periods then ended.

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of the Company’s net product sales made to customers comprising 10% or more of the Company’s net product sales in the periods presented:

	Three Months Ended				Six Months Ended
	July 2,		June 27,		July 2,		June 27,
	2016		2015		2016		2015
Customer:
Customer A	*	%	29%		12%		27%
Customer B	*	%	29%		*	%	16%
Customer C	47%		*	%	35%		*	%
Customer D	11%		*	%	*	%	*	%

* less than 10% of net product sales

The Company’s accounts receivable as of July 2, 2016 were concentrated with two customers, representing approximately 28% and 10% of aggregate gross receivables. At January 2, 2016, three customers represented approximately 24%, 19% and 14% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from, a significant customer could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Six Months Ended
	July 2,	June 27,
	2016	2015
Supplemental disclosure of non-cash financing activities:

Debt issuance costs associated with February 2015 debt financing	$-	$273
Acquisition of equipment through capital lease	$179	$-
Debt financing of directors and officers and cargo insurance	$224	$247
Issuance of shares for cashless warrant exercise	$1	$-

Note 4—Credit Agreement

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

The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheet. At July 2, 2016 and January 2, 2016, letters of credit in the amount of $0.6 million and $0.4 million, respectively, were outstanding.

At July 2, 2016 and January 2, 2016, we had made no borrowings under the SVB Credit Agreement. The following table presents details of the Company’s availability under the SVB Credit Agreement:

	July 2,	January 2,
	2016	2016
Availability under the SVB Credit Agreement	$854	$530

All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets, other than its patent portfolio and certain related assets relating to the NVvault™ product line, which is subject to a first priority lien held by SVIC. The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of July 2, 2016, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consists of the following (in thousands):

	July 2,	January 2,
	2016	2016

Convertible promissory note, SVIC, net of debt discount of $1,192 and $1,301 in 2016 and 2015, respectively	13,807	13,699
Notes payable and capital lease obligation	279	13
	$14,086	$13,712
Less current portion	(212)	(13)
	$13,874	$13,699

On November 18, 2015 (“Closing Date”), the Company entered into the SVIC Purchase Agreement with SVIC, pursuant to which the Company sold SVIC a Senior Secured Convertible Promissory Note (“SVIC Note”) and a Stock Purchase Warrant (“SVIC Warrant”), each dated as of the Closing Date. The SVIC Note has an original principal amount of $15 million, accrues interest at a rate of 2% per year, is due and payable in full on December 31, 2021 (“SVIC Note Maturity Date”) and the principal and accrued but unpaid interest are convertible into shares of the Company’s common stock at a conversion price of $1.25 per share (the “Conversion Price”), subject to certain adjustments as set forth therein on the SVIC Note Maturity Date. Upon a change of control of the Company prior to the SVIC Note Maturity Date, the SVIC Note may, at the Company’s option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, subject to certain adjustments as set forth therein, is only exercisable in the event the Company exercises its right to redeem the SVIC Note prior to the SVIC Note Maturity Date, and expires on December 31, 2025. The SVIC Warrant was valued at $1,165,000, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $154,000 as a debt discount for professional services rendered.  These amounts will be amortized over the term of the SVIC Note using the effective interest method. For the three and six months ended July 2, 2016, the Company amortized approximately $54,000 and $108,000 respectively, to interest expense in the condensed consolidated statement of operations.

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

Interest expense, including amortization of debt discounts, net of interest income, is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
Interest expense:
SVB	$7	13	$18	$27
Fortress Credit Opportunities I LP (repaid in fiscal 2015)	-	476	-	943
SVIC	129	-	258	-
Others	1	1	2	2
	137	490	278	972
Interest income	(5)	(1)	(9)	(3)
	$132	489	$269	$969

Note 6—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015

Provision for income taxes	$-	$-	$1	$1
Effective tax rate	-%	-%	(0.03)%	(0.01)%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of July 2, 2016 and January 2, 2016. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company does not have any unrecognized tax benefits as of July 2, 2016 and January 2, 2016.

Note 7—Commitments and Contingencies

Litigation and Patent Reexaminations

The Company owns numerous patents and continues to seek to enlarge and strengthen its patent portfolio, which covers different aspects of the Company’s technology innovations with various claim scopes. The Company plans to pursue an intellectual property-based licensing business in which it would generate revenue by selling or licensing its technology, and it intends to vigorously enforce its patent rights against infringers of such rights. The Company dedicates substantial resources to protecting its intellectual property, including its efforts to defend its patents against challenges made by way of reexamination proceedings at the USPTO. These activities are likely to continue for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful, or that the Company will be able to develop a licensing business based on its technologies and intellectual property rights. The Company is also subject to litigation claims that it has infringed on the intellectual property of others, against which the Company intends to defend itself vigorously.

Litigation, whether or not eventually decided in the Company’s favor or settled, is costly and time-consuming and could divert management’s attention and resources. Thus, because of the nature and inherent uncertainties of litigation, even if the outcome of any of such actions is favorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected. Additionally, the outcome of pending litigation, and related patent reexaminations, as well as any delay in their resolution, could affect the Company’s ability to license its intellectual property in the future or to protect against competition in the current and expected markets for its products.

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

On May 30, 2013, the Eastern District Court issued an order granting Netlist’s motion to stay pending results of the reexamination of the ‘295 patent and denied Smart Modular’s motion for preliminary injunction.  On May 5, 2016, Smart Modular filed a motion to lift the stay.  Netlist filed its opposition to Smart Modular’s motion on June 2, 2016, and Smart Modular filed its reply on June 9, 2016.  The briefing on Smart Modular’s motion is now complete, and the parties await a decision from the Eastern District Court.

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

Between June 18, 2014 and June 24, 2014, SanDisk filed petitions in the USPTO requesting Inter Partes Review (“IPR”) of the five Netlist patents asserted in the August 23, 2013 amended complaint.  Diablo similarly filed petitions requesting IPR of the two Netlist patents added in the second amended answer filed on January 21, 2014.  Netlist filed patent owner preliminary responses to all of the petitions associated with the seven asserted Netlist patents.  The USPTO issued decisions on the petitions in December, 2014, denying the petitions in their entirety as to three patents (U.S. Patent Nos. 8,516,187; 8,301,833; 8,516,185), granting a partial institution on one patent (U.S. Patent No. 8,001,434), and instituting a review of all claims in three patents  (U.S. Patent Nos. 7,881,150; 8,081,536; 8,359,501).  Reviews will therefore proceed related to four Netlist patents (U.S. Patent Nos. 8,001,434; 7,881,150; 8,081,536; 8,359,501) in accordance with established procedures.  On April 7, 2015, SanDisk filed additional petitions in the USPTO requesting IPR of the ‘150 and ‘536 patents that were already under review.  On October 8, 2015, the USPTO issued decisions on the additional petitions, instituting reviews of the ‘150 and ‘536 patents.  On December 14, 2015, the PTAB issued decisions in the first wave of reviews of the ‘434 and ‘501 patents, finding that certain of the challenged claims in the ‘434 and ‘501 patents were valid, and that others were not.  On the same day, the PTAB also issued decisions on the first wave of reviews of the ‘150 and ‘536 patents, finding all of the challenged claims invalid.  On April 27, 2016, the PTAB denied SanDisk’s request for rehearing as to the ‘434 patent, and granted SanDisk’s request for rehearing as to two claims of the ‘501 patent.  An oral hearing was conducted on June 28, 2016, in the second wave of reviews of the ‘150 and ‘536 patents, and on July 1, 2016, the PTAB requested the parties to file post-hearing briefs.  Decisions in the second wave of the ‘150 and ‘536 patent reviews are expected in early October, 2016.  Netlist and the petitioners will have an opportunity to appeal all of these decisions to the Court of Appeals for the Federal Circuit (“Federal Circuit”) in accordance with established procedures.

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

The trial commenced on schedule and continued for two weeks, with closing arguments on March 23, 2015.   On March 25, 2015, the jury came back with a verdict finding for the defendant on the breach of contract, misappropriation of trade secret and inventorship counts, while finding for Netlist on the trademark and false advertising counts. After the verdict, the court ordered briefing to determine the effect of the jury verdict on the preliminary injunction entered on January 6, 2015, and following oral argument on April 24, 2015, issued an order dissolving the preliminary injunction.  The court further issued Findings of Fact and Conclusions of Law on Netlist’s unfair competition claims granting no relief under the statute based on the jury’s verdict.  The parties briefed their post-trial motions in May and June of 2015, including Netlist’s motion for Judgment as a Matter of Law (“JMOL”) to reverse the jury’s verdict as to breach of contract and for a new trial on misappropriation of trade secrets.  Oral arguments on the post-trial motions were heard by the court on July 8, 2015.  On September 1, 2015, the Court denied motions from both parties for JMOL, Netlist’s motion for a new trial, and Diablo’s motion for attorney’s fees, but granted Diablo’s motion to recover on the preliminary injunction a $900,000 bond posted early in the litigation and its bill of costs. This expense is included in other expense, net in the accompanying consolidated statements of operation for the year ended January 2, 2016. On September 29, 2015, Netlist filed a Notice of Appeal to the Federal Circuit and on December 8, 2015, filed an Opening Brief and on March 14, 2016, filed its Reply Brief.   The Federal Circuit issued a decision on July 11, 2016, affirming the decision of the lower court.  Netlist is considering its options for further appeal.

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

‘912 Patent Reexamination

As noted above, in April 2010, Inphi requested but was later denied an Inter Partes Reexamination of the ‘912 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. In September 2010, the USPTO confirmed the patentability of all fifty-one claims of the ‘912 patent. In October 2010, Google and Smart Modular each filed and were later granted requests for reexamination of the ‘912 patent. In February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 reexaminations into a single proceeding. In an April 2011 Non-Final Action in the merged reexamination proceeding, the USPTO rejected claims 1-20 and 22-51 and confirmed the patentability of claim 21 of the ‘912 patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi, Google, and Smart Modular filed their comments on the Company’s response in August 2011. In October 2011, the USPTO mailed a second Non-Final Action confirming the patentability of twenty claims of the ‘912 patent, including claims that were added in the reexamination process. In January 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Google, Inphi and Smart Modular filed their comments to the Company’s response in February 2012. The USPTO determined that Smart Modular’s comments were defective, and issued a notice to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in March 2012. The USPTO issued a non-final Office Action on November 13, 2012 maintaining the patentability of many key claims while rejecting some claims that were previously determined to be patentable. The Company filed a response to the Office Action on January 14, 2013. The requesters filed their comments on February 13, 2013.  On March 21, 2014, the USPTO issued an ACP, confirming the patentability of 92 claims and maintaining the rejection of 11 other claims.  On June 18, 2014, the USPTO issued a RAN, maintaining the substantive positions taken by the examiner in the ACP.  Smart Modular, Inphi and Google filed notices of appeal on July 16, July 18 and July 18, 2014, respectively.  Netlist filed a notice of cross-appeal on July 30, 2014.  Smart Modular, Inphi and Google filed their respective appeal briefs on September 16, September 30 and September 30, 2014.  Netlist filed its cross-appeal brief on September 30, 2014.  On January 14, 2015, the examiner maintained his positions previously set forth in the RAN.  The parties filed respective rebuttal briefs in February 2015.  On September 29, 2015, the PTAB set a hearing date for November 24, 2015 on the parties’ appeals.  The hearing was conducted on November 24, 2015.  On May 31, 2016, the PTAB issued a decision affirming certain of the examiner’s decisions and reversing others.  Thus, the reexamination of the ‘912 patent remains pending and will continue in accordance with established procedures for merged reexamination proceedings.

‘627 Patent Reexamination

In September 2011, Smart Modular filed a request for reexamination of U.S. Patent No. 7,864,627 (“the ‘627 patent”) issued to the Company on January 4, 2011. The ‘627 patent is related to the ‘912 patent. In November 2011, the USPTO granted Smart Modular’s request for reexamination of the ‘627 patent and concurrently issued a Non-Final Action confirming the patentability of three claims. In February 2012, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Smart Modular filed its comments to the Company’s response in March 2012. The USPTO determined that Smart Modular’s comments were defective and issued a notice in April 2012 to Smart Modular to rectify and resubmit its comments. Smart Modular filed corrected comments and a petition for the USPTO to withdraw the notice in April 2012. The USPTO posted an Office Action on December 19, 2012, confirming one claim and rejecting the rest of the claims in the ‘627 patent. The Company filed a response to the Office Action on March 19, 2013. Smart Modular filed its comments on the Office Action on April 24, 2013. The USPTO issued another Non-Final Office Action on September 26, 2013, withdrawing certain rejections while adopting new rejections for certain of the pending claims. The Company responded to the Non-Final Office Action on November 26, 2013, by amending some of the claims and making arguments as to the validity of the rejected claims. On March 27, 2014, the USPTO issued an ACP, maintaining the claim rejections.  On June 27, 2014, the USPTO issued a RAN, maintaining the substantive positions taken by the examiner in the ACP.  Netlist filed a notice of appeal on July 28, 2014.  On October 14, 2014, the Company filed its appeal brief and, on November 13, 2014, Smart Modular filed its respondent’s brief.  On April 27, 2015, the USPTO issued an Examiner’s Answer to Appeal Brief in which the examiner continued to maintain the substantive positions taken previously.  On May 27, 2015, the Company filed a Patent Owner Rebuttal Brief in response to the Examiner’s Answer.    On October 9, 2015, the PTAB set a hearing date for December 11, 2015 on the Company’s appeal.  The hearing was conducted on November 24, 2015.  On May 31, 2016, the PTAB issued a decision affirming the decisions of the examiner.  Thus, the reexamination of the ‘627 patent remains pending and will continue in accordance with established Inter Partes Reexamination procedures.

‘537 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in January 2011. In June 2011, the USPTO issued an ACP, which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims. Inphi filed its comments to the Company’s response in September 2011. The USPTO issued a Right of Appeal Notice in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all sixty (60) claims in view of all the previously submitted comments by both Inphi and the Company. Inphi filed a notice of appeal in March 2012 followed by an appeal brief in May 2012. In response, the USPTO issued a Notice of Defective Appeal Brief. Inphi filed a corrective appeal brief in late May 2012, and the Company filed its reply brief to the corrected Inphi appeal brief in early July 2012. The examiner responded to Inphi’s corrected appeal brief as well as the Company’s reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming all sixty (60) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the examiner jointly defended the ‘537 patent in a hearing on November 20, 2013 before the PTAB. On January 16, 2014, the PTAB issued a decision upholding the validity of all 60 claims, dismissing every single validity challenge raised by Inphi and affirming the examiner’s decision to allow the claims. On August 13, 2014, the PTAB denied Inphi’s request for rehearing and made its decision final for judicial review to the Federal Circuit.  On October 15, 2014, Inphi filed a Notice of Appeal to the Federal Circuit.  On February 3, 2015, Inphi filed an appellant’s brief in its appeal to the Federal Circuit.  The Company filed its appellee’s brief on May 18, 2015, and Inphi filed a reply brief on June 4, 2015.  On October 9, 2015, the Federal Circuit conducted a hearing on Inphi’s appeal.  On November 13, 2015, a panel of the Federal Circuit unanimously ruled in favor of Netlist in a precedential decision.  Inphi petitioned for panel rehearing and en banc rehearing on December 14, 2015.  Both petitions were denied on January 22, 2016.  Inphi has not pursued any further appeals in this matter.

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

Other Legal Matters

On March 31, 2016, Morgan Joseph Triartisan LLC (“Morgan Joseph”) filed a complaint in the Supreme Court of the State of New York against Netlist and certain of its officers for breach of contract and related causes of action.  The complaint alleges that Netlist refused to honor its payment obligations under a written agreement with Morgan Joseph related to the provision of financial advisory and investment banking services.  Morgan Joseph is seeking compensatory damages in the amount of $1,012,500, plus punitive damages in an amount not less than $1 million, together with pre-judgment interest, costs, and fees. Netlist believes that the claims are without merit and unsupported by the facts or law and will respond in due course in accordance with established procedures.

Other Contingent Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities to SVIC and SVB pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by the applicable loan documents; and (vi) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at July 2, 2016 or January 2, 2016.

Stock-Based Compensation

The Company has stock-based compensation awards outstanding pursuant to the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”) and the Amended and Restated 2006 Equity Incentive Plan which was re-approved by the stockholders on June 8, 2016 (the “Amended 2006 Plan”), under which a variety of option and other stock-based awards may be granted to employees and nonemployees of the Company. Further grants under the 2000 Plan were suspended upon the adoption of the 2006 Plan. In addition to awards made pursuant to the Amended 2006 Plan, the Company periodically issues inducement grants outside the Amended 2006 Plan to certain new hires.

Subject to certain adjustments, as of July 2, 2016, the Company was authorized to issue a maximum of 10,205,566 shares of common stock pursuant to awards under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, the maximum number of shares of common stock subject to the plan automatically increased on the first day of each calendar year from January 1, 2007 through January 1, 2016, by the lesser of (i) 5.0% of the number of shares of common stock that are issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. Beginning January 1, 2017, the annual increase to the number of shares of common stock that may be issued pursuant to the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares issued and outstanding as of the first day of the calendar year, and (ii) 1,200,000 shares of common stock. At July 2, 2016, the Company had 564,689 shares available for issuance under the Amended 2006 Plan.  Options granted under the 2000 Plan and the Amended 2006 Plan primarily vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

A summary of the Company’s common stock option activity for the six months ended July 2, 2016 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 2, 2016	8,944	$1.98
Options granted	1,080	0.94
Options exercised	(68)	0.70
Options expired/forfeited	(340)	1.09
Options outstanding at July 2, 2016	9,616	$1.91

The intrinsic value of options exercised in the six months ended July 2, 2016 was $51,013.

 The following table presents the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Six months ended
	July 2,	June 27,
	2016	2015
Expected term (in years)	6.2	6.1
Expected volatility	113%	113%
Risk-free interest rate	1.58%	1.52%
Expected dividends	-	-
Weighted-average grant date fair value per share	$0.80	$0.90

At July 2, 2016, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2016 through fiscal 2019 related to unvested common stock options is approximately $2.5 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

Warrants

On April 4, 2016, a warrant holder exercised a warrant to acquire 1,000,000 shares of common stock in full on a cashless basis, whereby the 1,000,000 shares were exercised in exchange for the Company’s issuance of an aggregate of 674,300 shares of common stock

A summary of the Company’s warrant activity is presented below:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Warrants outstanding - January 2, 2016	7,633	$0.59

Warrant granted	-	-
Warrants exercised	(1,000)	0.47
Warrants outstanding - July 2, 2016	6,633	$0.61

Note 9—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At July 2, 2016 and January 2, 2016, approximately $52,000 and $100,000, respectively, of the Company’s long-lived assets, net of depreciation and amortization, were located in the PRC. Substantially all other long-lived assets were located in the U.S.

Note 10—Subsequent Events

We have evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as discussed in these notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 and subsequent reports on Form 10-Q and 8-K, which discuss our business in greater detail.

This discussion and analysis contains forward-looking statements regarding future events and our future performance.  These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statement.  These risks and uncertainties include, among others, risks associated with the launch and commercial success of our products, programs and technologies, including changes in and uncertainty of customer acceptance of, and demand for, our existing products and technologies and our products and technologies under development; risks associated with the concentration of product sales among a limited number of customers; the success of product, licensing and joint development partnerships; continuing development, qualification and volume production of HybriDIMM™, EXPRESSvault™, NVvault™, HyperCloud® and VLP Planar-X RDIMM; the timing and magnitude of any continued decrease in our sales; our ability to leverage our NVvault™ and EXPRESSvault™ technology into a more diverse customer base; our need to raise additional capital and our ability to obtain financing when necessary; the rapidly changing nature of technology in our industry; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined or reviewed by the U.S. Patent and Trademark Office (“USPTO”); volatility in the pricing of components of our products; uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; the political and regulatory environment in the People’s Republic of China (“PRC”); and general economic and market conditions. Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item 1A of this report, and similar discussions in our other SEC filings.  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  These forward-looking statements represent our estimates and assumptions only as of the date made. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our high-performance memory subsystems are developed in part using our proprietary technologies, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, nondisclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We also intend to seek opportunities to monetize our intellectual property through joint development or licensing arrangements and to vigorously defend our intellectual property rights, which may include, when necessary, launching enforcement actions against entities we believe are using our patented solutions in their products. We may seek injunctive relief in the course of enforcing our intellectual property rights in certain instances, and in other instances we may enter into settlement or license agreements, which can be structured in a variety of ways, including one-time paid up licenses or ongoing royalty arrangements. We aim to generate a portion of our revenues with these types of licensing arrangements, but our efforts to monetize our intellectual property rights and technologies may not be successful.

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

Revenues from contracts with substantive defined milestones that we have determined are reasonable, and relevant to all the deliverables and payment terms in the SOW that are commensurate with the efforts required to achieve the milestones are recognized under the milestone recognition method.

Estimated losses on all SOW projects are recognized in full as soon as they become evident.

Cost of Sales.

Our cost of sales includes the cost of materials, labor and other manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation, occupancy costs and other allocated fixed costs. The DRAM ICs and NAND flash incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the current price of DRAM ICs and NAND flash. We attempt to pass through such DRAM IC and NAND flash cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the pricing of DRAM ICs and NAND flash, which affects gross margins. In addition, we have experienced shortages of DRAM and NAND flash required for our HyperCloud® and NVvault products from time to time, which can cause disruptions in our revenues and gross profits. In addition, the gross margin on our sales of any excess component DRAM IC and NAND flash inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, fluctuations in DRAM IC and NAND flash inventory sales as a percentage of our overall sales could impact our overall gross margin. We assess the valuation of our inventories on a quarterly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or net realizable value.

Research and Development.

Research and development expense consists primarily of employee and independent contractor compensation and related costs, stock‑based compensation, non-recurring engineering (“NRE”) fees, computer‑aided design software licenses, reference design development costs, depreciation or rental of evaluation equipment, and occupancy and other allocated overhead costs. Also included in research and development expense are the costs of material and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process. Our customers typically do not separately compensate us for design and engineering work involved in developing application‑specific products for them. All research and development costs are expensed as incurred. We anticipate that research and development expenditures will increase in future periods as we seek to expand new product opportunities, increase our activities related to new and emerging markets and continue to develop additional proprietary technologies.

Intellectual Property Legal Fees.

Intellectual property legal fees consist of legal fees incurred for patent filings and protection. We anticipate that intellectual property legal fees will increase in future periods as we seek to continue to protect our patent portfolio.

Selling, General and Administrative.

Selling, general and administrative expenses consist primarily of employee salaries and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling effort is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses. In order to conserve capital resources in light of the year over year revenue decline that we have experienced in recent years, we have reduced our selling, general and administrative expenditures by eliminating headcount and other related expenses.

Provision for Income Taxes.

The federal statutory rate was 34% for the period ended July 2, 2016 and June 27, 2015. Our effective tax rate differs from the statutory rate due to the Company providing a full valuation allowance against net deferred tax assets, and accordingly we did not recognize an income tax benefit related to losses incurred.

Factors Affecting Our Performance

For the six months ended July 2, 2016 and June 27, 2015, our NVvault™ non‑volatile RDIMM used in cache‑protection and data logging applications, including our NVvault™ battery‑free, the flash‑based cache system, accounted for approximately 1% and 38% of total net product sales, respectively. We have experienced a steady decline in NVvault sales in recent years, due in large part to our loss of our former most significant NVvault customer, Dell, beginning in 2012. There were no sales of NVvault™ products to Dell in the six months ended July 2, 2016 and June 27, 2015, and we expect no future demand from Dell for our NVvault™ products. In order to leverage our NVvault™ technology and diversify our customer base, and to secure one or more new key customers, we continue to pursue additional qualifications of NVvault™ with other OEMs and to target new customer applications such as online transaction processing, virtualization, big data analytics, high speed transaction processing, high-performance database and in‑memory database applications. We also introduced EXPRESSvault™ in March 2011 and the next generation of EXPRESSvault™ (EV3) in July 2015 and we continue to pursue qualification of the next generation DDR3 NVvault™ and DDR4 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other products such as HybriDIMM™ and other high‑density and high-performance solutions. If we are not successful in expanding our qualifications or marketing any new or enhanced products, we will be unable to secure revenues sufficient to replace lost NVvault™ revenue and our results of operations and prospects could be materially harmed.

During the six months ended July 2, 2016 and June 27, 2015, we primarily marketed and sold our products to leading OEMs in the server, storage and communications markets. Consistent with the concentrated nature of the OEM customer base in our target markets, a small number of large customers have historically accounted for a significant portion of our net product sales. Two customers represented approximately 35% and 12% of our net product sales in the six months ended July 2, 2016, the largest of which was a new customer in 2016, and two customers represented approximately 27% and 16% of our net product sales in the six months ended June 27, 2015, the largest of which has purchased few products and contributed only a small portion of our revenues during 2016 to date. Because our target markets are characterized by a limited number of large companies, we anticipate that sales of our products will continue to be concentrated among a limited number of large customers in the foreseeable future. Additionally, the composition of major customers and their respective contributions to our net product sales have varied and will likely continue to vary from period to period as OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with any of our customers and, as such, any or all of them could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. Further, we may not be able to sell some products developed for one customer to a different customer because our products are often designed to address specific customer requirements, and even if we are able to sell these products to another customer, our margin on such products may be reduced. Additionally, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns from certain large or key customers in order to maintain good relations with them, and such additional returns could negatively impact our operating results. Moreover, because a few customers account for a substantial portion of our net sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flow. As a result, the loss of any of our customers, or a significant reduction in sales to difficulties in collecting payment from any of them, could significantly reduce our net sales and adversely affect our operating results. As a result, the loss of any of our customers, or a significant reduction in sales to any of them, could significantly reduce our net sales and adversely affect our operating results.

We dedicate substantial resources to protecting our intellectual property, including our efforts to defend our patents against challenges made by way of reexamination proceedings at the USPTO. These activities are likely to continue for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful. We are also subject to litigation based on claims that we have infringed on the intellectual property of others, against which we intend to defend ourselves vigorously. Litigation, whether or not eventually decided in our favor or settled, is costly and time-consuming and could divert management’s attention and resources. Thus, because of the nature and inherent uncertainties of litigation, even if the outcome of any of such actions is favorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

We have invested a significant portion of our research and development budget into the design of ASIC and field-programmable gate array (“FGPA”) devices, including the HyperCloud® and HybriDIMM memory subsystems, and the NVvault family of products. These products are subject to increased risks as compared to our legacy products, and we may be unable to achieve customer or market acceptance of these or any other existing or future products or achieve such acceptance in a timely manner. Further, we experienced a longer qualification cycle than anticipated with our HyperCloud® memory subsystems, as well as supply chain disruption and a shortage of DRAM and flash required to create the HyperCloud® memory subsystem and our NVvault products. These and other risks attendant to the production of our currently available and potential future products could reduce our achievable revenues from these products and prevent us from recouping our investments in the products.

Although we intend to pursue an intellectual property-based licensing business in order to monetize our intellectual property rights, we are currently operating based on a products-based business model and we may never be successful in developing any licensing business. Although we may pursue agreements with third parties to commercially license certain of our products or technologies, we may never successfully enter into any such agreement. Further, the terms of any such agreements that we may reach with third party licensees are uncertain and may not provide significant royalty or other licensing revenues to us to justify our costs of developing and maintaining the licensed intellectual property or may otherwise include terms that are not favorable to us. Additionally, the pursuit of a licensing business would require by its nature that we relinquish certain of our rights to our technologies and intellectual property that we license to third parties, which could limit our ability to base our own products on such technologies or could reduce the economic value that we receive from such technologies and intellectual property. If we are not successful in achieving a licensing business, we may never recoup the costs associated with developing, maintaining, defending and enforcing our intellectual property portfolio and our financial condition would be harmed.

Our operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, among others, (i) potential changes in economic conditions in the region, (ii) managing a local workforce that may subject us to uncertainties or certain regulatory policies, (iii) changes in other policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries, generally, or in the PRC, in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, our operations and results may be negatively impacted. In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses and results of operations, the value of our assets and liabilities and the comparability of our period-to-period results.

Business Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see the discussion under “Risk Factors” in Part II, Item 1A of this report.

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

Net Product Sales.

Our revenue from product sales primarily consists of product sales of high performance memory subsystems to OEMs, hyperscale data center operators and storage vendors.

We recognize revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605. Accordingly, we recognize revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

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

Inventories.

We value our inventories at the lower of the actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis, which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. At each balance sheet date, we evaluate ending inventory quantities on hand and on order and record a provision for excess quantities and obsolescence. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. In addition, we consider changes in the market value of components in determining the net realizable value of our inventory. Once established, lower of cost or market write -downs are considered permanent adjustments to the cost basis of our excess or obsolete inventories.

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

Impairment of Long-Lived Assets.

We evaluate the recoverability of the carrying value of long-lived assets held and used in our operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows.  Our management believes there is no impairment of long-lived assets as of July 2, 2016. However, market conditions could change or demand for our products could decrease, which could result in future impairment of long-lived assets.

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants.

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying condensed consolidated balance sheets. We amortize debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to professional services rendered and to the relative fair value of any warrants issued in conjunction with the debt and are recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

Warranty Liabilities

We offer product warranties generally ranging from one to three years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. Warranties are not offered on sales of excess inventory. We record an estimate for warranty‑related costs at the time of sale based on historical and estimated future product return rates and expected repair or replacement costs. While such costs have historically been consistent between periods and within our expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on us, requiring additional warranty reserves, and adversely affecting our gross profit and gross margins.

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

In accordance with FASB ASC Topic 718, employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period.  Given that stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated average forfeiture rates are based on historical forfeiture experience and estimated future forfeitures.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations may change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could require us to record additional tax liabilities or to reduce previously recorded tax liabilities, as applicable.

Interest expense.

Interest expense consists primarily of interest associated with our issued debt issued, including fees related to the term loans, accretion of debt discount and amortization of debt issuance costs.  We recognize the accretion of debt discounts and the amortization of interest costs using the effective interest method.

Results of Operations

Three and Six Months ended July 2, 2016 Compared to Three and Six Months ended June 27, 2015

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015

Net product sales	51%	100%	41%	100%
NRE revenues	49	—	59	—
Total net revenues	100	100	100	100
Cost of sales	47	93	38	77
Gross profit	53	7	62	23
Operating expenses:
Research and development	26	107	30	82
Intellectual property legal fees	15	157	16	163
Selling, general and administrative	31	122	38	99
Total operating expenses	72	386	85	344
Operating loss	(20)	(379)	(23)	(322)
Other expense, net:
Interest expense, net	(2)	(34)	(2)	(27)
Other expense, net	(0)	108	(0)	44
Total other expense, net	(2)	74	(2)	17
Loss before provision for income tax	(22)	(305)	(25)	(305)
Provision for income taxes	-	-	-	-
Net loss	(22)%	(305)%	(25)%	(305)%

Net Product Sales, NRE Revenues, Cost of Sales and Gross Profit

The following tables present net product sales, NRE revenues, cost of sales and gross profit for the three and six months ended July 2, 2016 as compared to the three and six months ended June 27, 2015 (in thousands, except percentages):

	Three Months Ended
	July 2,	June 27,		%
	2016	2015	Change	Change

Net product sales	$3,500	$1,429	$2,071	145%
NRE revenues	3,428	-	3,428	100%
Total net revenues	6,928	1,429	5,499	385%
Cost of sales	3,267	1,324	1,943	147%
Gross profit	$3,661	$105	$3,556	3,387%
Gross margin	52.8%	7.3%	45.5%

	Six Months Ended
	July 2,	June 27,		%
	2016	2015	Change	Change

Net product sales	$4,671	$3,543	$ 1,128	32%
NRE revenues	6,857	-	6,857	100%
Total net revenues	11,528	3,543	7,985	225%
Cost of sales	4,416	2,739	1,677	61%
Gross profit	$7,112	$804	$ 6,308	785%
Gross margin	61.7%	22.7%	39%

Net Product Sales.  The increase in net product sales for the three months ended July 2, 2016 as compared with the three months ended June 27, 2015 resulted primarily from an increase in product sales of approximately (i) $1.9 million of flash and (ii) $0.6 million in other SODIMM and RDIMM sales, partially offset by a decrease of $0.4 million in sales of NVvault™.    The increase in our net product sales for the six months ended July 2, 2016 as compared with the six months ended June 27, 2015 resulted primarily from increases of approximately (i) $2.0 million in sales of flash and (ii) $0.5 million of other SODIMM and RDIMM sales, partially offset by a decrease of $1.3 million in sales of NVvault™. Our largest customer during the 2015 periods, which accounted for 29% and 27% of net product sales during the three and six months ended June 27, 2015, respectively, made few purchases and contributed only a small amount of our net product sales during the comparable 2016 periods, while our largest customer during the 2016 periods, which accounted for 47% and 35% of net product sales during the three and six months ended July 2, 2016, respectively, was a new customer in 2016 and made no purchases and contributed no net product sales during the comparable 2015 periods.

NRE Revenues.  The increase in revenues from NRE fees for the three and six months ended July 2, 2016 as compared with the three and six months ended June 27, 2015 resulted from revenue recognized from our Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”) entered into in November 2015.

Gross Profit, Gross Margin and Cost of Sales.  The increase in gross margin for the three and six months ended July 2, 2016 as compared with the three and six months ended June 27, 2015 is the result of our NRE revenues from the JDLA, partially offset by a decrease in our gross profit from our product sales as a result of a change in our mix of products sold, marked by reduced sales of our higher margin first generation NVvault™ product and increased sales of other lower margin products.

Research and Development.

The following tables present research and development expenses for the three and six months ended July 2, 2016 and June 27, 2015 (in thousands, except percentages):

	Three Months Ended
	July 2,	June 27,		%
	2016	2015	Change	Change

Research and development	$1,831	$1,536	$295	19%

	Six Months Ended
	July 2,	June 27,		%
	2016	2015	Change	Change

Research and development	$3,477	$2,920	$557	19%

The increase in research and development expenses in the three and six months ended July 2, 2016 as compared with the three and six months ended June 27, 2015 resulted primarily from an increase in engineering headcount and overhead expenses and the use of outside consultants for new product development.

Intellectual Property Legal Fees.

The following tables present intellectual property legal fees for the three and six months ended July 2, 2016 and June 27, 2015 (in thousands, except percentages):

	Three Months Ended
	July 2,	June 27,		%
	2016	2015	Change	Change

Intellectual property legal fees	$1,023	$2,238	$(1,215)	(54)%

	Six Months Ended
	July 2,	June 27,		%
	2016	2015	Change	Change

Intellectual property legal fees	$1,846	$5,780	$(3,934)	(68)%

The decrease in intellectual property legal fees during the three and six months ended July 2, 2016 as compared with the three and six months ended June 27, 2015 resulted from a decrease in legal fees incurred for trade secret litigation.

Selling, General and Administrative.

The following tables present selling, general and administrative expenses for the three and six months ended July 2, 2016 and June 27, 2015 (in thousands, except percentages):

	Three Months Ended
	July 2,	June 27,		%
	2016	2015	Change	Change

Selling, general and administrative	$2,159	$1,744	$415	24%

	Six Months Ended
	July 2,	June 27,		%
	2016	2015	Change	Change

Selling, general and administrative	$4,424	$3,503	$921	26%

Selling, general and administrative expense increased by $0.4 million for the three months ended July 2, 2016 as compared with the three months ended June 27, 2015.  This increase was primarily due to an increase of $0.4 million in sales and marketing headcount costs and related overhead and travel expenses.

Selling, general and administrative expenses increased by $0.9 million for the six months ended July 2, 2016 as compared with the six months ended June 27, 2015.  This increase was primarily due to an increase of (i) $0.9 million in sales and marketing headcount costs and related overhead and travel expenses and (ii) $0.1 million in advertising and product evaluation costs, partially offset by $0.1 million in expenses for outside services.

Other Income (Expense).

The following tables present other income (expense) for the three and six months ended July 2, 2016 and June 27, 2015 (in thousands, except percentages):

	Three Months Ended
	July 2,	June 27,		%
	2016	2015	Change	Change

Interest expense, net	$(132)	$(489)	$357	(73)%
Other income (expense), net	(10)	1,548	(1,558)	100%
Total other income (expense), net	$(142)	$1,059	$(1,201)	113%

	Six Months Ended
	July 2,	June 27,		%
	2016	2015	Change	Change

Interest expense, net	$(269)	$(969)	$700	72%
Other income (expense), net	(2)	1,556	(1,558)	(100)%
Total other income (expense), net	$(271)	$587	$(858)	146%

The decrease in interest expense, net for the three and six months ended July 2, 2016 compared with the three and six months ended June 27, 2015 is primarily due to the substantially lower interest rate (2%) on our convertible debt from SVIC, which we issued in November 2015. Our higher interest rate (11%) loan from Fortress Credit Opportunities I LP (“Fortress”) was repaid in November 2015.

The change in other income (expense), net, for the three months and six months ended July 2, 2016 compared with the three and six months ended June 27, 2015 was primarily due to funds received in the three months ended June 27, 2015 from our insurance company as compensation for damages to our facility in the PRC.

Provision for Income Taxes.

The following tables present the provision for income taxes for the three and six months ended July 2, 2016 and June 27, 2015 (in thousands, except percentages):

	Three Months Ended
	July 2,	June 27,		%
	2016	2015	Change	Change

Provision for income taxes	$-	$-	$-	-%

	Six Months Ended
	July 2,	June 27,		%
	2016	2015	Change	Change

Provision for income taxes	$1	$1	$-	-%

We did not record a benefit for income taxes for the three and six months ended July 2, 2016 and June 27, 2015, as tax benefits resulting from operating losses generated were fully reserved.

Liquidity and Capital Resources

We have historically financed our operations primarily through issuances of equity and debt securities and revenues generated from operations, including product sales and NRE revenues from our JDLA. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility and capitalized lease obligations, consisting of equipment leasing arrangements.

Working Capital and Cash and Cash Equivalents

The following table presents working capital and cash and cash equivalents (in thousands) as of July 2, 2016 and January 2, 2016:

	July 2,	January 2,
	2016	2016
Working capital	$9,656	$11,945
Cash and cash equivalents(1)	$10,803	$19,684

(1)	Included in working capital.

Our working capital decreased in the six months ended July 2, 2016 primarily as a result of the use of cash and cash equivalents of approximately $8.9 million to fund operations, partially offset by a reduction of approximately $6.9 million in deferred revenue.

Cash Provided by (Used in) in the Six Months Ended July 2, 2016 and June 27, 2015.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	July 2,	June 27,
	2016	2015

Net cash provided by (used in):
Operating activities	$(8,517)	$(6,876)
Investing activities	(274)	(86)
Financing activities	(90)	12,446
Net change in cash and cash equivalents	$(8,881)	$5,484

Operating Activities.  Net cash used in operating activities for the six months ended July 2, 2016 was primarily the result of a net loss of approximately $2.9 million and approximately $6.6 million in net cash used in changes in operating assets and liabilities, which were primarily from changes in deferred revenue, inventories, accounts receivable, prepaid expenses and other assets and accounts payable partially offset by approximately $1.0 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discounts and stock-based compensation.  Net cash used in operating activities for the six months ended June 27, 2015 was primarily the result of a net loss of approximately $10.8 million, partially offset by (i) approximately $2.0 million in net cash provided by changes in operating assets and liabilities, which were primarily from changes in restricted cash, inventories, accounts receivable, prepaid expenses and other assets and accounts payable (ii) approximately $1.8 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discounts and debt issuance costs and stock-based compensation.

Accounts receivable increased by approximately $0.3 million during the six months ended July 2, 2016, which we attribute primarily to an increase in product sales.

Inventories increased by approximately $0.3 million during the six months ended July 2, 2016 primarily attributable to our purchase of additional inventory to support the increase in our product sales.

Accounts payable increased by approximately $1.0 million during the six months ended July 2, 2016 due to increased legal fees incurred for trade secret litigation and patent litigation.

Investing Activities. Net cash used in investing activities for six months ended July 2, 2016 and June 27, 2015 was primarily the result of our purchase of property and equipment.

Financing Activities.  Net cash used in financing activities for six months ended July 2, 2016 was primarily the result of payments of our debt, partially offset by proceeds from the exercise of employee stock options.  Net cash provided by financing activities for six months ended June 27, 2015 was primarily the result of the 2015 Offering (as defined and described below), where we raised net proceeds of approximately $10.5 million and, from a new term loan of approximately $3.7 million, net of debt issuance costs, from Fortress.

Capital Resources

Our sources of cash have historically consisted of revenues from our operations, including product sales and NRE revenues from our JDLA, debt and equity financings and equipment leasing arrangements.

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

We made no borrowings under the Silicon Valley Bank line of credit in the six months ended July 2, 2016 and June 27, 2015.  At July 2, 2016 and January 2, 2016 we had borrowing availability of approximately $0.9 million and $0.5 million, respectively.

Convertible Promissory Note with SVIC

On November 18, 2015 (the “Closing Date”), we entered into a Senior Secured Convertible Note and Warrant Purchase Agreement (“SVIC Purchase Agreement”) with SVIC No. 28 New Technology Business Investment L.L.P., an affiliate of Samsung Venture Investment Co. (“SVIC”), pursuant to which we sold SVIC a Senior Secured Convertible Promissory Note (“SVIC Note”) and a Stock Purchase Warrant (“SVIC Warrant”), each dated as of the Closing Date. The SVIC Note has an original principal amount of $15 million, accrues interest at a rate of 2% per year, is due and payable in full on December 31, 2021 (“SVIC Note Maturity Date”) and the principal and accrued but unpaid interest of which are convertible into shares of our common stock at a conversion price of $1.25 per share (the “Conversion Price”), subject to certain adjustments as set forth therein on the SVIC Note Maturity Date. Upon a change of control prior to the SVIC Note Maturity Date, the SVIC Note may, at our option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share, subject to certain adjustments as set forth therein, is only exercisable in the event we exercise our right to redeem the SVIC Note prior to the SVIC Note Maturity Date and expires on December 31, 2025.  Proceeds from the SVIC Note were used to pay off our loan from Fortress.

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

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing cash balance, together with cash provided by our operations and borrowing availability under the SVB Credit Agreement, net of cash expected to be used in operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Should we need additional capital, we may seek to raise capital through, among other things, public and private equity offerings and/or debt financings. Our future capital requirements will depend on many factors, including our levels of net product sales and any additional NRE or other revenues we may receive, the timing and extent of expenditures to support product sales and marketing, research and development activities, the expansion of manufacturing capacity both domestically and internationally, market acceptance of our products, intellectual property enforcement activities and strategic collaborations or other transactions. Additional funds may not be available when needed, on terms acceptable to us, or at all. If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations to reduce spending to a sustainable level. Insufficient working capital could cause us to be unable to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, or to reduce or cease operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of our fiscal quarter ended July 2, 2016.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”)and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

During the fiscal quarter ended July 2, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under the heading “Litigation and Patent Reexaminations” in Note 7 of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

Any failure to achieve profitability could result in increased capital requirements and pressure on our liquidity position. We believe our future capital requirements will depend on many factors, including our levels of net product sales and any additional non-recurring engineering (“NRE”) or other revenues we may receive, the timing and extent of expenditures to support product sales and marketing, research and development activities, the expansion of manufacturing capacity both domestically and internationally, market acceptance of our products, intellectual property enforcement activities and strategic collaborations or other transactions. Our capital requirements could result in our having to, or otherwise choosing to, seek additional funding through public or private equity offerings or debt financings. Such funding may not be available when needed, on terms acceptable to us or at all, any of which could result in our inability to meet our financial obligations and other related commitments.

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

Our capital requirements will depend on many factors, including, among others:

•	the acceptance of, and demand for, our products;

•	our success and that of our strategic partners in developing and selling products derived from our technology;

•	our continued listing on the NASDAQ Capital Market;

•	the costs of further developing our existing, and developing new, products or technologies;

•	the extent to which we invest in new technology, testing and product development;

•	Costs associated with defending and enforcing our intellectual property rights;

•	the timing of vendor payments and the collection of receivables, among other factors affecting our working capital;

•	the exercise of outstanding options or warrants to acquire our common stock;

•	the number and timing of acquisitions and other strategic transactions in which we participate, if any; and

•	the costs associated with the continued operation, and any future growth, of our business.

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

We have incurred debt secured by all of our assets under our credit facilities and term loans with an affiliate of Samsung Venture Investment Corporation (“SVIC”) and with Silicon Valley Bank (“SVB”). Our convertible promissory note issued to SVIC is secured by a first priority security interest in our patent portfolio and a second priority security interest in substantially all of our other assets. Our credit facility with SVB is secured by a first priority security interest in all of our assets other than our patent portfolio, to which SVB has a second priority security interest. The SVIC and/or SVB debt instruments contain customary representations, warranties and indemnification provisions, as well as affirmative and negative covenants that, among other things, restrict our ability to:

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

Our revenues and results of operations have been substantially dependent on NVvault™ in historical periods and we may be unable to replace revenue lost from the rapid decline in NVvault™ sales.

For the six months ended July 2, 2016 and June 27, 2015, our NVvault™ non‑volatile dual-in line memory module (“DIMM”) used in cache‑protection and data logging applications, including our NVvault™ battery‑free, the flash‑based cache system, accounted for approximately 1% and 38% of total net product sales, respectively. We have experienced a steady decline in NVvault sales in recent years, due in large part to our loss of our former most significant NVvault customer, Dell, beginning in 2012. We recognized no NVvault™ sales to Dell in the six months ended July 2, 2016 and June 27, 2015.  We expect no future demand from Dell for our NVvault™ products. In order to leverage our NVvault™ technology and diversify our customer base, and to secure one or more new key customers, we continue to pursue additional qualifications of NVvault™ with other original equipment manufacturers (“OEMs”) and to target new customer applications such as online transaction processing, virtualization, big data analytics, high speed transaction processing, high-performance database, and in‑memory database applications. We also introduced EXPRESSvault™ in March 2011 and the next generation of EXPRESSvault™ (EV3) in July 2015 and we continue to pursue qualification of the next generation DDR3 NVvault™ and DDR4 NVvault™ with customers. Our future operating results will depend on our ability to commercialize these NVvault™ product extensions, as well as other products such as HybriDIMM™ and other high‑density and high-performance solutions. HybriDIMM™ is still under development and may require substantial additional investment and the services and attention of key employees who have competing demands on their available time. Although we believe that our Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”) entered into in November 2015 may advance the development of this product and that Samsung may prove to be an important strategic partner that can facilitate getting this technology to market, our partnership with Samsung and any other steps we take to further the development of this or any other products in development could fail. If we are not be successful in expanding our qualifications or marketing any new or enhanced products, we will be unable to secure revenues sufficient to replace lost NVvault revenue and our results of operations and prospects could be materially harmed.

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

We have historically derived a substantial portion of our net sales from sales of our high-performance memory subsystems for use in the server market. We expect these memory subsystems to continue to account for a portion of our net sales in the near term. We believe that market acceptance of these products or derivative products that incorporate our core memory subsystem technology for use in servers is critical to our success.

We have invested a significant portion of our research and development budget into the design of application-specific integrated circuits (“ASIC”) and hybrid devices, including the HybriDIMM memory subsystem, as well as our NVvault family of products. These products are subject to increased risks as compared to our legacy products. For example:

•

we are dependent on a limited number of suppliers for both the dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) and the ASIC devices that are essential to the functionality of the HybriDIMM memory subsystem, and we have experienced supply chain disruptions and shortages of DRAM and NAND flash memory (“NAND flash”) required to create our NVvaultTM and Planar X VLP products as a result of business issues that are specific to our suppliers or the industry as a whole;

•

we may be unable to achieve new qualifications or customer or market acceptance of the memory subsystem,NVvaultTM products or other new products such as HybriDIMMTM, or achieve such acceptance in a timely manner;

•	the NVvaultTM products or other new products such as HybriDIMMTM may contain currently undiscovered flaws, the correction of which would result in increased costs and time to market; and

•

we are required to demonstrate the quality and reliability of the HybriDIMM® memory subsystem or other new products to our customers, and are required to qualify these new products with our customers, which requires a significant investment of time and resources prior to the receipt of any revenue from such customers.

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

From time to time, shortages in DRAM ICs and NAND flash have required some suppliers to limit the supply of their DRAM ICs and NAND flash. We have experienced supply chain disruptions and shortages of DRAM and NAND flash required to create our HyperCloud®, NVvaultTM and Planar X VLP products, and we are continually working to secure adequate supplies of DRAM and NAND flash necessary to fill customers’ orders for our products in a timely manner. If we are unable to obtain a sufficient supply of DRAM ICs or NAND flash to meet our customers’ requirements, these customers may reduce future orders for our products or not purchase our products at all, which would cause our net sales to decline and harm our operating results. In addition, our reputation could be harmed and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

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

Although we intend to pursue an intellectual property-based licensing business in order to monetize our intellectual property rights, we are currently operating based on a products-based business model and we may never be successful in developing any licensing business. Although we may pursue an agreement with Samsung in the future to grant Samsung a commercial license to our NVDIMM-P technology pursuant to the terms of our JDLA with Samsung, we may never successfully enter into any such agreement with Samsung or any other third party. Further, the terms of any such agreements that we may reach with third -party licensees are uncertain and may not provide significant royalty or other licensing revenues to us to justify our costs of developing and maintaining the licensed intellectual property or may otherwise include terms that are not favorable to us. Additionally, the pursuit of a licensing business would require by its nature that we relinquish certain of our rights to our technologies and intellectual property that we license to third parties, which could limit our ability to base our own products on such technologies or could reduce the economic value that we receive from such technologies and intellectual property. Additionally, the establishment of this new business may be more difficult or costly than expected and require additional personnel, investments and may be a significant distraction for management. In connection with any licensing business we may develop, our licenses and royalties revenue may be uncertain from period to period and we may be unable to attract sufficient licensing customers, which would materially and adversely affect our results of operations. Our ability to maintain or increase our license revenue will depend on a variety of factors, including novelty, utility, performance, quality, breadth and depth of our current and future intellectual property and technology, all as compared to that of our competitors, as well as our sales and marketing capabilities. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes and the terms of such license arrangements. If we are not successful in achieving a licensing business, we may never recoup the costs associated with developing, maintaining, defending and enforcing our intellectual property portfolio and our financial condition would be harmed.

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

Sales to certain of our OEM customers have historically represented a substantial majority of our net product sales. Approximately 35% and 12% of our net product sales in the six months ended July 2, 2016 were to two customers, the largest of which was a new customer in 2016. Approximately 27% and 16% of our net product sales in the six months ended June 27, 2015 were to two customers, the largest of which has purchased few products and contributed only a small portion of our revenues during 2016 to date. The composition of major customers and their respective contributions to our net product sales have varied and will likely continue to vary from period to period as OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with any of our customers and, as such, any or all of them could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time.  Further, we may not be able to sell some products developed for one customer to a different customer because our products are often designed to address specific customer requirements, and even if we are able to sell these products to another customer, our margin on such products may be reduced. Additionally, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns from certain large or key customers in order to maintain good relations with them, and such additional returns could negatively impact our operating results. Moreover, because a few customers account for a substantial portion of our net sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flow. As a result, the loss of any of our customers, or a significant reduction in sales to difficulties in collecting payment from any of them, could significantly reduce our net sales and adversely affect our operating results.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of July 2, 2016, we had 63 U.S. and foreign patents issued and over 37 pending applications worldwide. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

Others may attempt to reverse engineer, copy or otherwise obtain and use our proprietary technologies without our consent. Monitoring the unauthorized use of our technologies is difficult. We cannot be certain that the steps we have taken will prevent the unauthorized use of our technologies. This is particularly true in foreign countries, such as the People’s Republic of China (“PRC”), where we have established a manufacturing facility and where the laws may not protect our proprietary rights to the same extent as applicable U.S. laws.

If some or all of the claims in our patent applications are not allowed, or if any of our intellectual property protections are limited in scope by the United States Patent and Trademark Office (“USPTO”) or our foreign patents being subjected to invalidation proceedings with their respective authorities, or by a court or circumvented by others, we could face increased competition with regard to our products and be unable to execute on our strategy of monetizing our intellectual property. Increased competition or an inability to monetize our intellectual property could significantly harm our business, our operating results and prospects. Currently four of our patents are the subject of Inter Partes Reexamination proceedings with the USPTO, or appeals therefrom, and we cannot assure you that any of these proceedings will result in an outcome favorable to us.

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

By making use of new technologies and entering new markets there is an increased likelihood that others might allege that our products infringe on their intellectual property rights. Litigation is inherently uncertain, and an adverse outcome in existing or any future litigation could subject us to significant liability for damages or invalidate our proprietary rights. An adverse outcome also could force us to take specific actions, including causing us to:

•	cease manufacturing and/or selling products, or using certain processes, that are claimed to be infringing a third-party’s intellectual property;

•	pay damages (which in some instances may be six times actual damages), including royalties on past or future sales;

•	seek a license from the third-party intellectual property owner to use their technology in our products, which license may not be available on reasonable terms, or at all; or

•	redesign those products that are claimed to be infringing a third-party’s intellectual property.

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

In connection with our daily business transactions, we store data about our business, including certain customer data, on our global information technology systems. While our systems are designed with security measures to prevent unauthorized access, third parties may gain unauthorized access to our systems. This unauthorized access could be the result of intentional misconduct by computer hackers, employee error, employee malfeasance or other causes. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our information technology system for the purpose of sabotage or to access our data, including our and our customers’ intellectual property and other confidential business information. Because the techniques used to obtain unauthorized access to information technology systems evolve frequently and generally are not recognized until successful, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disruption to our business, misappropriation or loss of data, loss of confidence in us by our customers, damage to our reputation, legal liability and a negative impact on our sales.

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

Our internal control over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as Section 404, require us to evaluate our internal controls over financial reporting to allow management to report on these internal control as of the end of each year. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such changes would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

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

As of July 29, 2016, approximately 11.4% of our outstanding common stock was held by affiliates, including 10.2% held by Chun K. Hong, our Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

Our common stock has been publicly traded since November 2006. The price of our common stock and the trading volume of our shares are volatile and have in the past fluctuated significantly. This volatility could continue and an active trading market in our common stock may never develop or be sustained. The market price at which our common stock trades may be influenced by many factors, including, among others, the following:

•	our operating and financial performance and prospects, including our ability to achieve and sustain profitability in the future;

•	investor perception of us and the industry in which we operate;

•	the availability and level of research coverage of and market making in our common stock;

•	results of litigation;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	sales of newly issued common stock or other securities, or the perception that such sales may occur;

•	general financial and other market conditions; and

•	changing and recently volatile domestic and international economic conditions.

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

During 2015 and into early 2016, we experienced periods in which we were not compliant with the continued listing standards of the NASDAQ Global Market. As a result of a compliance process, we transferred the listing of our common stock from the NASDAQ Global Market tier to the NASDAQ Capital Market tier. On February 10, 2016, we received a compliance letter from The NASDAQ Stock Market notifying us that we had regained compliance with the applicable requirements for continued listing on The NASDAQ Stock Market. Our common stock continues to trade on the NASDAQ Capital Market tier under the symbol “NLST.” Notwithstanding our current compliance, we may not be able to continue to comply with the applicable continued listing standards of The NASDAQ Capital Market.  If we are delisted from the NASDAQ Capital Market, the liquidity of our common stock may be impaired, which could reduce the trading value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2016, a warrant holder exercised a warrant to acquire 1,000,000 shares of our common stock in full on a cashless basis, whereby the 1,000,000 shares were exercised in exchange for our issuance of an aggregate of 674,300 shares of common stock. The warrant was originally issued in July 2013 to an affiliate of our former lender, Fortress Credit Opportunities I LP. Neither the warrant nor the common stock issued upon exercise of the warrant has been registered under the Securities Act of 1933, as amended (the “Securities Act”). The securities were sold and issued in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. In determining that the issuance of the securities qualified for exemption under Section 4(a)(2), we relied on the following facts: we did not use general solicitation or advertising to market the securities; the warrant holder represented to us that it was an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act) and that it was acquiring the securities with the present intention of holding them for purposes of investment and not with a view to their public resale or distribution; and the securities were issued as restricted securities.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Restated Certificate of Incorporation of Netlist, Inc. (incorporated by reference to exhibit 3.1 of the registration statement on Form S-1 of the registrant (No. 333-136735) filed with the SEC on October 23, 2006).

3.2	Amended and Restated Bylaws of Netlist, Inc. (incorporated by reference to exhibit number 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.1	Netlist, Inc. 2006 Equity Incentive Plan, as re-approved on June 8, 2016 (incorporated by reference to exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2016).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

+ Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2016		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial
Officer
(Principal Financial Officer)