Form 10-Q
period 2016-10-01
NETLIST INC
filed 2016-11-15
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

or

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

60,951,857 shares outstanding at November 10, 2016

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 1, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)	(audited)
	October 1,	January 2,
	2016	2016

ASSETS
Current Assets:
Cash and cash equivalents	$15,394	$19,684
Restricted cash	1,100	400
Accounts receivable, net of allowance for doubtful accounts of $40 (2016) and $40 (2015)	1,119	716
Inventories	2,992	1,658
Prepaid expenses and other current assets	1,834	1,739
Total current assets	22,439	24,197

Property and equipment, net	694	408
Other assets	73	61
Total assets	$23,206	$24,666

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,201	$3,299
Accrued payroll and related liabilities	894	1,243
Accrued expenses and other current liabilities	293	340
Deferred revenue	-	6,857
Accrued engineering charges	500	500
Notes payable and capital lease obligation, current	183	13
Total current liabilities	6,071	12,252
Convertible promissory note, net of debt discount, and accrued interest	14,112	13,699
Capital lease obligation, long term	23	-
Long-term warranty liability	27	49
Total liabilities	20,233	26,000
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value - 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value - 90,000 shares authorized; 60,952 (2016) and 50,354 (2015) shares issued and outstanding	61	50
Additional paid-in capital	143,615	132,011
Accumulated deficit	(140,703)	(133,395)
Total stockholders' equity (deficit)	2,973	(1,334)
Total liabilities and stockholders' equity (deficit)	$23,206	$24,666

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015

Net product sales	$2,589	$1,617	$7,260	$5,160
Non-recurring engineering revenues	-	-	6,857	-
Total net revenues	2,589	1,617	14,117	5,160
Cost of sales(1)	2,580	1,593	6,996	4,332
Gross profit	9	24	7,121	828
Operating expenses:
Research and development(1)	1,463	1,449	4,940	4,369
Intellectual property legal fees	409	899	2,255	6,679
Selling, general and administrative(1)	2,398	1,710	6,822	5,213
Total operating expenses	4,270	4,058	14,017	16,261
Operating loss	(4,261)	(4,034)	(6,896)	(15,433)
Other income (expense), net:
Interest expense, net	(159)	(447)	(428)	(1,416)
Other income (expense), net	19	(889)	17	667
Total other expense, net	(140)	(1,336)	(411)	(749)
Loss before provision for income tax	(4,401)	(5,370)	(7,307)	(16,182)
Provision for income taxes	-	-	1	1
Net loss	$(4,401)	$(5,370)	$(7,308)	$(16,183)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.11)	$(0.14)	$(0.33)
Weighted-average common shares outstanding:
Basic and diluted	52,454	50,354	51,301	48,471

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$14	$11	$42	$37
Research and development	73	123	263	461
Selling, general and administrative	246	240	789	795
Total stock-based compensation	$333	$374	$1,094	$1,293

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	October 1,	September 26,
	2016	2015

Cash flows from operating activities:
Net loss	$(7,308)	$(16,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	312
Capitalized payment-in-kind interest	-	170
Amortization of debt discount	163	676
Realized gain on sale of equipment	-	1
Stock-based compensation	1,094	1,293
Changes in operating assets and liabilities:
Restricted cash	(700)	-
Accounts receivable	(403)	634
Inventories	(1,334)	39
Prepaid expenses and other assets	157	563
Accounts payable	902	2,945
Accrued payroll and related liabilities	(349)	43
Accrued expenses and other current liabilities	181	(3)
Deferred revenue	(6,857)	-
Net cash used in operating activities	(14,244)	(9,510)
Cash flows from investing activities:
Acquisition of property and equipment	(317)	(140)
Proceeds from sale of equipment	-	2
Net cash used in investing activities	(317)	(138)
Cash flows from financing activities:
Proceeds from long- term loans, net of issuance costs	-	3,727
Payments on debt	(250)	(3,023)
Proceeds from issuance of common stock, net	10,334	10,543
Proceeds from exercise of equity awards	187	8
Net cash provided by financing activities	10,271	11,255
Net change in cash and cash equivalents	(4,290)	1,607
Cash and cash equivalents at beginning of period	19,684	11,040
Cash and cash equivalents at end of period	$15,394	$12,647

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2016

Note 1—Description of Business

Netlist, Inc. together with its majority and wholly owned subsidiaries (hereinafter collectively referred to as the “Company” or “Netlist,” unless the context or the use of the term indicates otherwise), provides high-performance modular memory subsystems to customers in diverse industries that require superior memory performance to empower critical business decisions. The Company has a long history of introducing disruptive new products, such as one of the first load-reduced dual in-line memory module (“LRDIMM”) based on its distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM.  The Company was also one of the first to bring NAND flash memory (“NAND flash”) to the memory channel with its NVvault® non-volatile dual in-line memory modules (“NVDIMM”) using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) and flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. The Company recently introduced a new generation of storage class memory products called HybriDIMM™ to address the growing need for real-time analytics in Big Data applications and in-memory databases.

Due to the ground-breaking product development of its engineering teams, Netlist has built a robust portfolio of over 100 issued and pending U.S. and foreign patents in the areas of hybrid memory, storage class memory, rank multiplication and load reduction. The Company’s early pioneering work in these areas has been broadly adopted in industry standard LRDIMM and in NVDIMM. Netlist’s objective is to continue to innovate in their field and invest further in their intellectual property portfolio, with the goal of monetizing their intellectual property through a combination of product sales, licensing and royalty agreements, and other revenue opportunities.

Netlist was incorporated in June 2000 and is headquartered in Irvine, California.  In 2007, the Company established a manufacturing facility in the People’s Republic of China (the “PRC”), which became operational in July 2007 upon the successful qualification of certain key customers.

Liquidity

The Company incurred net losses of approximately $7.3 million and $16.2 million for the nine months ended October 1, 2016 and September 26, 2015, respectively. The Company has historically financed its operations primarily through issuances of equity and debt securities, as well as revenues generated from operations.

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

On September 23, 2016, the Company completed a registered firm commitment underwritten public offering (the “2016 Offering”) of 9,200,000 shares of its common stock at a price to the public of $1.25 per share, which includes 1,200,000 shares sold pursuant to the full exercise by the underwriters in the 2016 Offering of their option to purchase additional shares to cover over-allotments.  The net proceeds to the Company from the 2016 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by the Company.

If adequate working capital is not available when needed, the Company may be required to significantly modify its business model and operations. Insufficient working capital could cause the Company to be unable to execute its business plan, take advantage of potential opportunities, or respond to competitive pressures or customer requirements. It may also cause the Company to delay, scale back or eliminate some or all of its research and development programs, to implement cost-cutting measures to reduce spending to a sustainable level or to reduce or cease operations. While there is no assurance that the Company can meet its revenue and expense level forecasts, management anticipates that it can continue operations for at least the next 12 months.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 2, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2016.

The condensed consolidated financial statements included herein as of October 1, 2016 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of October 1, 2016 and the condensed consolidated statements of operations for the three and nine months ended October 1, 2016 and September 26, 2015 and the condensed consolidated statements of cash flows for the nine months ended October 1, 2016 and September 26, 2015.  The results of operations for the nine months ended October 1, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52/53-week fiscal year ending on the Saturday closest to December 31.  For 2016, the Company’s fiscal year is scheduled to end on December 31, 2016 and will consist of 52 weeks. Each of the Company’s quarters in its 2016 fiscal year is comprised of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net revenues and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty.  Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, recoverability of long-lived assets, valuation of stock-based transactions, estimates for completion of NRE revenue milestones and realization of deferred tax assets.  The Company bases its estimates on historical experience, knowledge of current conditions and its beliefs of what could occur in the future considering available information.  The Company reviews its estimates on an on-going basis. Actual results may differ from these estimates, which may result in material adverse effects on the Company’s operating results and financial position.

Revenue Recognition

Net Product Sales

Net product sales primarily consist of sales of high-performance memory subsystems to OEMs, hyperscale data center operators and storage vendors.

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

Restricted Cash

Restricted cash of $1,100,000 as of October 1, 2016 consists of cash to secure two standby letters of credits. Restricted cash of $400,000 as of January 2, 2016 consists of cash to secure three standby letters of credit.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment and its historical experience.  Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted. Generally, the Company’s credit losses have been within its expectations and the provisions established. At October 1, 2016 and January 2, 2016 the Company had an allowance for doubtful accounts of $40,000.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of the Company’s customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of October 1, 2016. However, market conditions could change or demand for the Company’s products could decrease, which could result in future impairment of long-lived assets.

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

Stock-Based Compensation

The Company accounts for equity issuances to non-employees in accordance with FASB ASC Topic 505.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the estimated fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

Income Taxes

Under FASB ASC Topic 270, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete, unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

FASB ASC Topic 740 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FASB ASC Topic 740 the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

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

The Company has dedicated substantial resources to developing a robust intellectual property portfolio and it intends to continue investing in this portfolio, with the goal of further establishing the Company as an innovator in the high-performance memory subsystem market and identifying emerging customer requirements for future generations of products. However, the Company may be unsuccessful in these efforts and its investments of time, capital and other resources into its intellectual property portfolio may not provide adequate, or any, returns. The Company also dedicates substantial resources in protecting its intellectual property, including its efforts to defend its patents against challenges made by way of reexamination proceedings at the U.S. Patent and Trademark Office (“USPTO”) and Patent Trial and Appeal Board (“PTAB”). The Company expects to continue this type of activity for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful. The Company is also subject to litigation claims that it has infringed on the intellectual property of others, against which the Company intends to defend vigorously.  Litigation, whether or not eventually decided in the Company’s favor or settled, is costly and time-consuming and could divert management’s attention and resources. Because of the nature and inherent uncertainties of litigation, should the outcome of any of such actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

The Company has also invested a significant portion of its research and development budget into the design of application-specific integrated circuits (“ASIC”) and field-programmable gate array (“FPGA”) devices, including the HyperCloud and HybriDIMM memory subsystems, and the NVvault family of products. These products are subject to increased risks as compared to the Company’s legacy products.  The Company may be unable to achieve customer or market acceptance of its products, or achieve such acceptance in a timely manner. Further, the Company experienced a longer qualification cycle than anticipated with its HyperCloud memory subsystems, and has experienced supply chain disruption and a shortage of DRAM and NAND flash required to create the HyperCloud memory subsystem and NVvault products.  As of October 1, 2016, Hypercloud has not generated significant revenue relative to the Company’s investment in the product.

The Company’s operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, but are not limited to, (i) potential changes in economic conditions in the region, (ii) managing a local workforce and overcoming other practical barriers, such as language and cultural differences, that may subject the Company to uncertainties or unfamiliar practices or regulatory policies, (iii) changes in the policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries generally or in the PRC in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, the Company’s operations and operating results may be negatively impacted. The liabilities of the Company’s subsidiary in the PRC exceeded its assets as of October 1, 2016 and January 2, 2016.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant in the three and nine months ended October 1, 2016 or September 26, 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. ASU 2014-9 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  On July 9, 2015, the FASB approved amendments deferring the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date or for reporting periods beginning after December 15, 2016.  The Company has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-9 will have on its consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The amendments in this update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going  concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company will apply the guidance and disclosure provisions of the new standard upon adoption in its 2016 annual consolidated financial statements.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following as of the dates presented (in thousands):

	(unaudited)	(audited)
	October 1,	January 2,
	2016	2016

Raw materials	$1,515	$1,174
Work in process	84	98
Finished goods	1,393	386
	$2,992	$1,658

Warranty Liabilities

The following table summarizes activity related to warranty liabilities (in thousands):

	Nine Months Ended
	October 1,	September 26,
	2016	2015

Beginning balance	$122	$246
Estimated cost of warranty claims charged to cost of sales	33	29
Cost of actual warranty claims	(87)	(157)
Ending balance	68	118
Less current portion	(41)	(71)
Long-term warranty liability	$27	$47

The allowance for warranty liabilities expected to be incurred within one year is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Computation of Net Loss Per Share

The following table sets forth the computation of net loss per share, including the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015

Basic and diluted net loss per share:
Numerator: Net loss	$(4,401)	$(5,370)	$(7,308)	$(16,183)
Denominator: Weighted-average common shares
outstanding, basic and diluted	52,454	50,354	51,301	48,471
Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.14)	$(0.33)

The table below sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively computed using the treasury stock method.  These potential common shares have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the periods presented (in thousands):

	Three months ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015

Common share equivalents	1,392	47	941	100

The above common share equivalents would have been included in the calculation of diluted net loss per share had the Company reported net income for the periods presented.

Major Customers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of the Company’s net product sales made to customers comprising 10% or more of the Company’s net product sales in the periods presented:

	Three Months Ended				Nine Months Ended
	October 1,		September 26,		October 1,		September 26,
	2016		2015		2016		2015
Customer:
Customer A	*	%	22%		10%		25%
Customer B	*	%	17%		*	%	*	%
Customer C	17%		*	%	29%		*	%
Customer D	*	%	*	%	*	%	10%
Customer E	17%		*	%	*	%	*	%

* less than 10% of net product sales during the period.

The Company’s accounts receivable as of October 1, 2016 were concentrated with two customers, representing approximately 34% and 13% of aggregate gross receivables. At January 2, 2016, three customers represented approximately 24%, 19% and 14% of aggregate gross receivables. A significant reduction in sales to, or the inability to collect receivables from these or any of the Company’s other significant customers could have a material adverse impact on the Company. The Company mitigates risk with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Nine Months Ended
	October 1,	September 26,
	2016	2015
Supplemental disclosure of non-cash financing activities:

Debt issuance costs associated with February 2015 debt financing	$-	$273
Acquisition of equipment through capital lease	$179	$-
Debt financing of insurance	$264	$268
Issuance of shares for cashless warrant exercises	$1	$-

Note 4—Credit Agreement

SVB Credit Agreement

On October 31, 2009, the Company entered into a credit agreement with Silicon Valley Bank (“SVB”), which was most recently amended on January 29, 2016 (as amended, the “SVB Credit Agreement” and such amendment, the “SVB Amendment”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 80% of its eligible accounts receivable, or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Amendment modified certain terms of the SVB Credit Agreement in order to (i) extend the maturity date of advances under the SVB Credit Agreement to January 31, 2017, (ii) adjust the rate at which advances under the SVB Credit Agreement accrue interest to the Wall Street Journal “prime rate” plus 2.75% (prior to the SVB Amendment, advances under the SVB Credit Agreement accrued interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%), and (iii) effective as of December 1, 2015, adjust certain of the Company’s financial covenants under the SVB Credit Agreement, including relaxing the Company’s adjusted quick ratio covenant and removing the Company’s tangible net worth covenant. Additionally, pursuant to the terms of the SVB Amendment, SVB allowed for the financing and security interests contemplated under the debt instrument issued to SVIC (see Note 5) and released certain patents and related assets relating to the NVvault®  product line from the collateral subject to SVB’s security interest under the SVB Credit Agreement.

The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. At October 1, 2016 and January 2, 2016, letters of credit in the amount of $1.1 million and $0.4 million, respectively, were outstanding.

At October 1, 2016 and January 2, 2016, the Company had no borrowings under the SVB Credit Agreement. The following table presents details of the Company’s availability under the SVB Credit Agreement as of the dates presented:

	October 1,	January 2,
	2016	2016
Availability under the SVB Credit Agreement	$913	$530

All obligations under the SVB Credit Agreement are secured by a first priority lien on the Company’s tangible and intangible assets, other than certain patents and related assets relating to the NVvault product line, which is subject to a first priority lien held by SVIC. The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of October 1, 2016, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following as of the dates presented (in thousands):

	October 1,	January 2,
	2016	2016

Convertible promissory note, SVIC, net of debt discount of $1,138 and $1,301 in 2016 and 2015, respectively	$13,862	$13,699
Accrued interest on convertible promissory note with SVIC	250	-
Notes payable and capital lease obligation	206	13
	$14,318	$13,712
Less current portion	(183)	(13)
	$14,135	$13,699

On November 18, 2015 (“Closing Date”), the Company entered into the SVIC Purchase Agreement with SVIC, pursuant to which the Company sold to SVIC a Senior Secured Convertible Promissory Note (“SVIC Note”) and a Stock Purchase Warrant (“SVIC Warrant”), each dated as of the Closing Date. The SVIC Note has an original principal amount of $15.0 million, accrues interest at a rate of 2.0% per year, is due and payable in full on December 31, 2021 (“SVIC Note Maturity Date”) and the principal and accrued but unpaid interest are convertible into shares of the Company’s common stock at a conversion price of $1.25 per share (the “Conversion Price”), subject to certain adjustments as set forth therein on the SVIC Note Maturity Date. Upon a change of control of the Company prior to the SVIC Note Maturity Date, the SVIC Note may, at the Company’s option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, subject to certain adjustments as set forth therein, is only exercisable in the event the Company exercises its right to redeem the SVIC Note prior to the SVIC Note Maturity Date, and expires on December 31, 2025. The SVIC Warrant was valued at $1,165,000, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $154,000 as a debt discount for professional services rendered.  These amounts will be amortized over the term of the SVIC Note using the effective interest method. For the three and nine months ended October 1, 2016, the Company amortized approximately $55,000 and $163,000 respectively, to interest expense in the condensed consolidated statements of operations.

In connection with the SVIC Note, SVIC was granted a first priority security interest in the Company’s patent portfolio and a second priority security interest in all of the Company’s other assets. On the Closing Date, the Company, SVB and SVIC entered into an Intercreditor Agreement pursuant to which SVB and SVIC agreed to their relative security interest in the Company’s assets.  On the Closing Date, the Company and SVIC also entered into a Registration Rights Agreement pursuant to which the Company is obligated to register with the SEC, upon demand by SVIC, the shares of the Company’s common stock issuable upon conversion of the SVIC Note or upon exercise of the SVIC Warrant.  On August 26, 2016, SVIC agreed to waive the covenant in which the Company is to maintain sufficient authorized and unissued shares for the full conversion of the note and interest balance upon maturity. The Waiver is valid through December 31, 2017. The Company agrees to increase the number of authorized shares to an amount sufficient to comply with the reservation provision of the SVIC Purchase Agreement.

Interest expense, including amortization of debt discounts, net of interest income, is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Interest expense:
SVB	$13	$13	$31	$40
Fortress Credit Opportunities I LP (repaid in fiscal 2015)	-	430	-	1,373
SVIC	135	-	394	-
Others	14	5	16	7
	162	448	441	1,420
Interest income	(3)	(1)	(13)	(4)
	$159	$447	$428	$1,416

Note 6—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015

Provision for income taxes	$-	$-	$1	$1
Effective tax rate	-%	-%	(0.01)%	(0.01)%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of October 1, 2016 and January 2, 2016. Accordingly, no benefit has been recognized for net deferred tax assets.

The Company does not have any unrecognized tax benefits as of October 1, 2016 and January 2, 2016.

Note 7—Commitments and Contingencies

Litigation and Patent Reexaminations

The Company owns numerous patents and continues to seek to enlarge and strengthen its patent portfolio, which covers different aspects of the Company’s technology innovations with various claim scopes. The Company plans to pursue avenues to monetize its intellectual property portfolio, in which it would generate revenue by selling or licensing its technology, and it intends to vigorously enforce its patent rights against infringers of such rights. The Company dedicates substantial resources to protecting its intellectual property, including its efforts to defend its patents against challenges made by way of reexamination proceedings at the PTAB or USPTO. These activities are likely to continue for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful, or that the Company will be able to monetize its intellectual property portfolio. The Company is also subject to litigation claims that it has infringed on the intellectual property of others, against which the Company intends to defend itself vigorously.

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

Google Litigation

In December 2009, the Company filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “Northern District Court”), seeking damages and injunctive relief based on Google’s infringement of U.S. Patent No. 7,619,912 (“the ‘912 patent”), which relates generally to technologies to implement rank multiplication. In February 2010, Google answered the Company’s complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on the Company’s activities in the JEDEC standard-setting organization. The counterclaim seeks unspecified compensatory damages. Accruals have not been recorded for loss contingencies related to Google’s counterclaim because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated. In October 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. The reexamination proceedings are described below. In connection with the reexamination request, the Northern District Court granted the Company and Google’s joint request to stay the ‘912 patent infringement lawsuit against Google until the completion of the reexamination proceedings.

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

On February 7, 2013, Smart Modular filed a response to the Office Action in the reexamination of the ‘295 patent. Thereafter, the Company and Smart Modular made various filings to address certain apparent defects contained in Smart Modular’s response. On March 13, 2013, the USPTO issued a Notice of Defective Paper, in which the USPTO found Smart Modular’s responses, both the initial filing and a supplemental filing, to be improper, and both responses were expunged from the record. The USPTO gave Smart Modular 15 days to submit another response, which Smart Modular submitted on March 26, 2013. The Company timely filed its comments on Smart Modular’s corrected response on April 25, 2013. The USPTO ultimately accepted Smart Modular’s corrected response on July 17, 2013.  On April 29, 2014, the USPTO issued an Action Closing Prosecution (“ACP”), confirming some claims and rejecting others.  Smart Modular filed a response to the ACP on May 29, 2014, and Netlist filed comments related to Smart Modular’s response on June 30, 2014.  On August 4, 2015, the USPTO issued a Right of Appeal Notice confirming all pending claims.  On

September 4, 2015, the Company appealed to the PTAB at the USPTO. Thus, the reexamination of the ‘295 patent remains pending and will continue in accordance with established procedures for reexamination proceedings.

On May 30, 2013, the Eastern District Court issued an order granting Netlist’s motion to stay pending results of the reexamination of the ‘295 patent and denied Smart Modular’s motion for preliminary injunction.  On May 5, 2016, Smart Modular filed a motion to lift the stay.  Netlist filed its opposition to Smart Modular’s motion on June 2, 2016, and Smart Modular filed its reply on June 9, 2016.  On September 21, 2016, the Eastern District Court granted Smart Modular’s motion to lift the stay and the action will now move forward in accordance with established procedures.

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

As reported in its Current Report on Form 8-K filed on December 13, 2013, Netlist received a whistleblower letter postmarked from Canada (where Diablo is based) on November 13, 2013, and obviously written by a current or former Diablo employee. The letter begins by bluntly stating that Diablo stole Netlist’s architecture and design, and goes on to explain that Diablo used Netlist’s HyperCloud product to create the ULLtraDIMM product, which it then used in demonstrations to major customers including IBM and Hewlett-Packard. The letter further states that Diablo’s management conspired to hide this theft by instructing its employees not to speak to customers about the fact that

Netlist’s product was incorporated into ULLtraDIMM. The letter includes diagrams showing how Diablo implemented the theft of Netlist’s trade secrets, as well as the names of former Diablo employees, customers and suppliers who can verify the theft. The Current Report on Form 8-K included as an exhibit a partially redacted copy of the whistleblower letter. On December 13, 2013, Diablo filed an ex parte application in the Northern District Court requesting that the Court issue an order to show cause why Netlist should not be sanctioned for attaching the redacted copy of the whistleblower letter to the Current Report on Form 8-K. The Northern District Court heard the parties’ arguments on December 16, 2013, and on January 3, 2014, issued an order denying Diablo’s application for sanctions, finding that Diablo had not established a basis for finding the information in the Current Report on Form 8-K and its attachments “confidential” and therefore had not shown why it should be granted the relief sought.

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

On March 21, 2014, Netlist filed a Second Amended Complaint against Diablo in the Northern District Court, Case No. 4:13-CV-05962 (the “trade secret case”), alleging, among other things, that in stealing Netlist’s proprietary HyperCloud and DxD and LRD technologies, Diablo breached its contracts with Netlist, committed trademark violations, and misappropriated Netlist’s trade secrets.  Also on March 21, 2014, Netlist served Diablo with its Amended Trade Secret Disclosure, detailing approximately 60 trade secrets Netlist taught to Diablo in connection with the contracted and confidential work on the HyperCloud project.  On April 9, 2014, Diablo filed a motion to dismiss Netlist’s Second Amended Trade Secret Complaint, as well as a motion for judgment on the pleadings.  That motion was heard by the Northern District Court on May 13, 2014, and on September 4, 2014, denied the motion with respect to all grounds except one, which Netlist did not contest.

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

Between June 18, 2014 and June 24, 2014, SanDisk filed petitions in the USPTO requesting Inter Partes Review (“IPR”) of the five Netlist patents asserted in the August 23, 2013 amended complaint.  Diablo similarly filed petitions requesting IPR of the two Netlist patents added in the second amended answer filed on January 21, 2014.  Netlist filed patent owner preliminary responses to all of the petitions associated with the seven asserted Netlist patents.  The USPTO issued decisions on the petitions in December, 2014, denying the petitions in their entirety as to three patents (U.S. Patent Nos. 8,516,187; 8,301,833; 8,516,185), granting a partial institution on one patent (U.S. Patent No. 8,001,434), and instituting a review of all claims in three patents  (U.S. Patent Nos. 7,881,150; 8,081,536; 8,359,501).  Reviews will therefore proceed related to four Netlist patents (U.S. Patent Nos. 8,001,434; 7,881,150; 8,081,536; 8,359,501) in accordance with established procedures.  On April 7, 2015, SanDisk filed additional petitions in the

USPTO requesting IPR of the ‘150 and ‘536 patents that were already under review.  On October 8, 2015, the USPTO issued decisions on the additional petitions, instituting reviews of the ‘150 and ‘536 patents.  On December 14, 2015, the PTAB issued decisions in the first wave of reviews of the ‘434 and ‘501 patents, finding that certain of the challenged claims in the ‘434 and ‘501 patents were valid, and that others were not.  On the same day, the PTAB also issued decisions on the first wave of reviews of the ‘150 and ‘536 patents, finding all of the challenged claims invalid.  On April 27, 2016, the PTAB denied SanDisk’s request for rehearing as to the ‘434 patent, and granted SanDisk’s request for rehearing as to two claims of the ‘501 patent.  An oral hearing was conducted on June 28, 2016, in the second wave of reviews of the ‘150 and ‘536 patents, and on July 1, 2016, the PTAB requested the parties to file post-hearing briefs.  Decisions in the second wave of the ‘150 and ‘536 patent reviews were issued on September 28, 2016.  Netlist and the petitioners will have an opportunity to appeal all of these decisions to the Court of Appeals for the Federal Circuit (“Federal Circuit”) in accordance with established procedures.

On August 23, 2014, Smart Modular also filed petitions in the USPTO requesting IPR of the five Netlist patents asserted in the August 23, 2013 amended complaint.  Netlist filed patent owner preliminary responses to all of the Smart Modular petitions in December, 2014.  On March 13, 2015, the USPTO issued decisions on the Smart Modular petitions, denying the petitions in their entirety as to the same three patents that survived the petitions filed by SanDisk in June, 2014 (U.S. Patent Nos. 8,516,187; 8,301,833; 8,516,185), and instituted additional reviews of the two other patents already under review (U.S. Patent No. 8,001,434; 8,359,501). On March 9, 2016, the PTAB issued decisions on the additional reviews of the ‘434 and ‘501 patents, finding that certain of the challenged claims were valid, and that others were not.  Netlist and Smart Modular have appealed these decisions to the Federal Circuit in accordance with established procedures.

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

‘386 Patent Reexamination

As noted above, in May 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘386 patent by the USPTO. In October 2010, Smart Modular requested and was later granted an Inter Partes Reexamination of the ‘386 patent. The reexaminations requested by Google and Smart Modular were merged by the USPTO into a single proceeding. In April 2011, a Non-Final Action was issued by the USPTO, rejecting all claims in the patent. In July 2011, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims in view of cited references. Both Google and Smart Modular filed their comments to the Company’s response in October 2011. In October 2012, the USPTO issued an ACP rejecting all 60 claims. The Company filed a response to the ACP on December 3, 2012. On June 21, 2013, the USPTO issued a Right of Appeal Notice (“RAN”) in which the examiner maintained his rejection of the claims. Netlist filed a notice of appeal on July 19, 2013. Google filed a notice of cross-appeal on August 2, 2013, and a cross-appeal brief on October 1, 2013. The Company filed an appeal brief and an amendment canceling some of the remaining claims on October 2, 2013 to further focus the issues on appeal. On February 24, 2014, the examiner entered the amendment canceling claims, withdrew the rejections related to those claims, but otherwise maintained the positions previously set forth in the RAN.  On September 24, 2014, the USPTO set a hearing date of November 19, 2014.  After the hearing, on February 25, 2015, the PTAB issued a decision affirming the examiner’s rejections of the pending claims.  The Company requested rehearing of the PTAB’s decision on March 25, 2015.  On August 27, 2015, the PTAB denied the Company’s request for rehearing.   Netlist appealed to the Federal Circuit on October 26, 2015.  The appeal was dismissed on January 28, 2016 by Netlist.  Thus, the reexamination of the ‘386 patent terminated in accordance with established procedures for merged reexamination proceedings with the cancellation of the original claims.

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

‘537 Patent Reexamination

As noted above, in April 2010, Inphi requested and was later denied an Inter Partes Reexamination of the ‘537 patent by the USPTO. In June 2010, Inphi submitted a new request and was later granted an Inter Partes Reexamination of the ‘537 patent by the USPTO. In September 2010, the USPTO issued a Non-Final Action confirming the patentability of four claims. In October 2010, the Company responded by amending or canceling some of the claims, adding new claims, and making arguments as to the validity of the rejected claims. Inphi filed its comments on the Company’s response in January 2011. In June 2011, the USPTO issued an ACP, which reconfirmed the patentability of the four claims. In August 2010, the Company responded by amending some of the claims and making arguments as to the validity of the rejected claims. Inphi filed its comments to the Company’s response in September 2011. The USPTO issued a Right of Appeal Notice in February 2012, in which the claim rejections were withdrawn, thus confirming the patentability of all 60 claims in view of all the previously submitted comments by both Inphi and the Company. Inphi filed a notice of appeal in March 2012 followed by an appeal brief in May 2012. In response, the USPTO issued a Notice of Defective Appeal Brief. Inphi filed a corrective appeal brief in late May 2012, and the Company filed its reply brief to the corrected Inphi appeal brief in early July 2012. The examiner responded to Inphi’s corrected appeal brief as well as the Company’s reply brief by Examiner’s Answer on April 16, 2013, in which he maintained his position confirming all sixty (60) claims. Inphi filed a rebuttal brief on May 16, 2013. Netlist filed a request for oral hearing on June 14, 2013. The Company and the examiner jointly defended the ‘537 patent in a hearing on November 20, 2013 before the PTAB. On January 16, 2014, the PTAB issued a decision upholding the validity of all 60 claims, dismissing every single validity challenge raised by Inphi and affirming the examiner’s decision to allow the claims. On August 13, 2014, the PTAB denied Inphi’s request for rehearing and made its decision final for judicial review to the Federal Circuit.  On October 15, 2014, Inphi filed a Notice of Appeal to the Federal Circuit.  On February 3, 2015, Inphi filed an appellant’s brief in its appeal to the Federal Circuit.  The Company filed its appellee’s brief on May 18, 2015, and Inphi filed a reply brief on June 4, 2015.  On October 9, 2015, the Federal Circuit conducted a hearing on Inphi’s appeal.  On November 13, 2015, a panel of the Federal Circuit unanimously ruled in favor of Netlist in a precedential decision.  Inphi petitioned for panel rehearing and en banc rehearing on December 14, 2015.  Both petitions were denied on January 22, 2016.  Inphi has not pursued any further appeals in this matter.

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

SK hynix Litigation

On September 1, 2016, Netlist filed legal proceedings for patent infringement against SK hynix Inc., a South Korean memory semiconductor supplier ("SK hynix"), in the U.S. International Trade Commission (“ITC”) and the U.S. District Court for the Central District of California (“CDCA”). The proceedings were based on the alleged infringement by SK hynix registered dual in-line memory module (“RDIMM”) and LRDIMM enterprise memory products of the following six Netlist patents: United States Patent Nos. 8,756,364, 8,516,185, 8,001,434, 8,359,501, 8,689,064, and 8,489,837. In the ITC proceedings, the Company is seeking an exclusion order that directs U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. In the CDCA proceedings, the Company is primarily seeking damages.

On October 3, 2016, the ITC instituted an investigation of the unfair trade practices of SK hynix related to its importation, sale for importation, and/or sale after importation of RDIMM and LRDIMM enterprise memory products.  The ITC will determine over the course of the investigation whether these SK hynix products should be banned from importation into the United States by reason of infringement of the six Netlist patents.  The ITC investigation will proceed against SK hynix and its wholly owned subsidiaries SK hynix America Inc. and SK hynix memory solutions Inc.  ITC investigations proceed on an expedited basis.  On November 14, 2016, the ITC set trial for the week of May 8, 2017, with a final initial determination to be issued no later than October 10, 2017, and the target date for a final determination no later than February 7, 2018.

On October 5, 2016, SK hynix filed a motion in the CDCA to disqualify Netlist’s litigation counsel.  SK hynix later filed a similar motion in the ITC on October 28, 2016.  Netlist has opposed both motions.

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

Other Contingent Obligations

During the normal course of its business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities to SVIC and SVB pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by the applicable loan documents; and (vi) indemnities or other claims related to certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities or may face other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at October 1, 2016 or January 2, 2016.

Common Stock

On September 23, 2016, the Company completed the 2016 Offering, pursuant to which it sold 9,200,000 shares of its common stock at a price to the public of $1.25 per share.  The net proceeds to the Company from the 2016 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by the Company.

Stock-Based Compensation

The Company has stock-based compensation awards outstanding pursuant to the Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”) and the Amended and Restated 2006 Equity Incentive Plan, as re-approved by the Company’s stockholders on June 8, 2016 (the “Amended 2006 Plan”), under which a variety of stock-based awards, including stock options, may be granted to employees and non-employee service providers of the Company. Further grants under the 2000 Plan were suspended upon the adoption of the 2006 Plan. In addition to awards made pursuant to the Amended 2006 Plan, the Company periodically issues inducement awards granted outside the Amended 2006 Plan to certain new hires.

Subject to certain adjustments, as of October 1, 2016, the Company was authorized to issue a maximum of 10,205,566 shares of common stock pursuant to awards under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, the maximum number of shares of common stock subject to the plan automatically increased on the first day of each calendar year from January 1, 2007 through January 1, 2016, by the lesser of (i) 5.0% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. Beginning January 1, 2017, the annual increase to the number of shares of common stock that may be issued pursuant to the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock. At October 1, 2016, the Company had 167,189 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan. Stock options granted under the 2000 Plan and the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

A summary of the Company’s common stock option activity for the nine months ended October 1, 2016 is presented below (shares in thousands):

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at January 2, 2016	8,944	$1.98
Options granted	1,505	1.10
Options exercised	(259)	0.72
Options expired/forfeited	(1,227)	5.21
Options outstanding at October 1, 2016	8,963	$1.45

The intrinsic value of stock options exercised in the nine months ended October 1, 2016 was $221,098.

 The following table presents the assumptions used to calculate the weighted-average grant date fair value of stock options granted by the Company during the periods presented:

	Nine months ended
	October 1,	September 26,
	2016	2015
Expected term (in years)	6.1	6.1
Expected volatility	106%	113%
Risk-free interest rate	1.48%	1.52%
Expected dividends	-	-
Weighted-average grant date fair value per share	$0.89	$0.90

At October 1, 2016, the amount of unearned stock-based compensation estimated to be expensed from the Company’s 2016 fiscal year through the Company’s 2019 fiscal year related to unvested stock options is approximately $2.6 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation expense will increase to the extent the Company grants additional stock options or other stock-based awards.

Warrants

On April 4, 2016, a warrant holder exercised a warrant to acquire 1,000,000 shares of common stock in full on a cashless basis, pursuant to which the 1,000,000 shares were exercised in exchange for the Company’s issuance of an aggregate of 674,300 shares of common stock.

On August 29, 2016, a warrant holder exercised a warrant to acquire 648,351 shares of common stock on a cashless basis, pursuant to which the 648,351 shares were exercised in exchange for the Company’s issuance of an aggregate of 465,555 shares of common stock.

The following is a summary of the Company’s warrant activity:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Warrants outstanding - January 2, 2016	7,633	$0.59

Warrant granted	-	-
Warrants exercised	(1,648)	0.47
Warrants outstanding - October 1, 2016	5,985	$0.61

Note 9—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At October 1, 2016 and January 2, 2016, approximately $50,000 and $100,000, respectively, of the Company’s long-lived assets, net of depreciation and amortization, were located in the PRC. Substantially all other long-lived assets were located in the United States.

Note 10—Subsequent Events

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto, other than as discussed in these notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. In preparing this discussion and analysis, we presume that readers have access to and have read the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC.

Unless the context indicates otherwise, all references to “Netlist,” the “Company,” “we,” “us,” or “our” in this discussion and analysis and elsewhere in this report refer to Netlist, Inc., together with its majority and wholly owned subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This discussion and analysis and other sections of this report contain forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical facts and often address future events and our future performance. Words such as "anticipate," "estimate," "expect," "project," "intend," "may," "plan," "predict," "believe," "should" and similar words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our plans relating to our intellectual property, including our strategy for monetizing, expanding, licensing and defending our patent portfolio; our expectations with respect to strategic partners, including our relationship with Samsung and potential new commercial licensing agreements; our expectations regarding our liquidity and capital resources, including cash flow, sufficiency of cash resources, efforts to reduce expenses and potential future financings; our beliefs regarding the market and demand for our products; and any other statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management. All forward-looking statements reflect management’s present expectations regarding future events and are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These risks and uncertainties include, among others, changes in and uncertainty of customer acceptance of and demand for our existing products and technologies and our products and technologies under development; risks associated with the concentration of product sales among a limited number of customers; the success of product, licensing and joint development partnerships; continuing development, qualification and volume production of HybriDIMM™, EXPRESSvault® and NVvault®; the timing and magnitude of any continued decrease in our sales; our ability to leverage our NVvault and EXPRESSvault technology into a more diverse customer base; our need to raise additional capital and our ability to obtain financing as and when necessary; the rapidly changing nature of technology in our industry; risks associated with intellectual property, including patent infringement litigation against us as well as the costs and unpredictability of litigation over infringement of our intellectual property and the possibility of our patents being reexamined or reviewed by the U.S. Patent and Trademark Office (“USPTO”) and Patent Trial and Appeal Board ("PTAB"); volatility in the pricing of components of our products; uncertainty of and/or delays in product orders and product qualifications; delays in our and our customers’ product releases and development; introductions of new products by competitors; changes in end-user demand for technology solutions; our ability to attract and retain skilled personnel; our reliance on suppliers of critical components and vendors in the supply chain; fluctuations in the market price of critical components; evolving industry standards; the political and regulatory environment in the People’s Republic of China (“PRC”); and general economic and market conditions. Other risks and uncertainties are described under the heading “Risk Factors” in Part II, Item 1A of this report, and similar discussions in our other SEC filings.  Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  These forward-

looking statements represent our estimates and assumptions only as of the date made. Except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are a leading provider of high-performance modular memory subsystems serving customers in diverse industries that require superior memory performance to empower critical business decisions. We have a long history of being first-to-market with disruptive new products, such as one of the first load reduced dual in-line memory modules ("LRDIMM") based on our distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM. We were also one of the first to bring NAND flash memory ("NAND flash") to the memory channel with our NVvault non-volatile dual in-line memory modules ("NVDIMM") using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or "DRAM") and flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. We recently introduced a new generation of storage class memory products called HybriDIMM to address the growing need for real-time analytics in Big Data applications and in-memory databases.

Due to the ground-breaking product development of our engineering teams, we have built a robust portfolio of over 100 issued and pending U.S. and foreign patents, many seminal, in the areas of hybrid memory, storage class memory, rank multiplication and load reduction. Since our inception in 2000, we have dedicated substantial resources to the development of technology innovations essential to our business. Our early pioneering work in these areas has been broadly adopted in industry standard LRDIMM and in NVDIMM. Our objective is to continue to innovate in our field and invest further in our intellectual property portfolio, with the goal of monetizing our intellectual property through a combination of product sales, licensing and royalty agreements, and other revenue opportunities.

Key Business Metrics

The following describes certain line items in our condensed consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Product Sales

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

Engineering Services

Pursuant to the terms of our JDLA with Samsung, described below, we provided certain engineering services for Samsung and received a non-recurring engineering fee as compensation for these services.  These fees from Samsung are the only such fees for engineering services that we have received to date, although we may in the future receive additional fees of this type, from Samsung or other customers, depending on the terms of the relationships we may develop.

Cost of Sales

Our cost of sales includes the cost of materials, labor and other manufacturing costs, depreciation and amortization of equipment, inventory valuation provisions, stock-based compensation, occupancy costs and other allocated fixed costs. The DRAM ICs and NAND flash incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the cost of DRAM ICs and NAND flash. We attempt to pass through such DRAM IC and NAND flash cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. However, the sales prices of our memory subsystems can also fluctuate due to competitive situations unrelated to the cost of DRAM ICs and NAND flash, which affects gross margins. In addition, we have experienced shortages of DRAM and NAND flash required for our HyperCloud® and NVvault products from time to time, which can cause disruptions in our revenues and gross profits. In addition, the gross margin on our sales of any excess component DRAM IC and NAND flash inventory is much lower than the gross margin on our sales of our memory subsystems. As a result, fluctuations in DRAM IC and NAND flash inventory sales as a percentage of our overall sales could impact our overall gross margin. We assess the valuation of our inventories on a quarterly basis and record a provision to cost of sales as necessary to reduce inventories to the lower of cost or net realizable value.

Research and Development

Research and development expenses consist primarily of employee and independent contractor compensation and related costs, stock‑based compensation, non-recurring engineering (“NRE”) fees, computer‑aided design software licenses, reference design development costs, depreciation or rental of evaluation equipment, and occupancy and other allocated overhead costs. Also included in research and development expense are the costs of material and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process. Our customers typically do not separately compensate us for design and engineering work involved in developing application‑specific products for them. All research and development costs are expensed as incurred. We anticipate that research and development expenditures will increase in future periods as we seek to expand new product opportunities, increase our activities related to new and emerging markets and continue to develop additional proprietary technologies.

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for patent filings, protection and enforcement. We anticipate that intellectual property legal fees will increase in future periods as we seek to continue to protect our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of employee compensation and related costs, stock-based compensation, independent sales representative commissions, professional services, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling effort is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses.

Provision for Income Taxes

The federal statutory tax rate was 34% for the period ended October 1, 2016 and September 26, 2015. Our effective tax rate differs from the statutory rate because we provide a full valuation allowance against net deferred tax assets, and accordingly we did not recognize an income tax benefit related to losses incurred.

Factors Affecting Our Performance

Trends in Product Sales

For the nine months ended October 1, 2016 and September 26, 2015, our NVvault NVDIMM used in cache‑protection and data logging applications, including our NVvault battery‑free, the flash‑based cache system, accounted for approximately 1% and 28% of total net product sales, respectively. We have experienced a steady decline in NVvault sales in recent years, due in large part to our loss of our former most significant NVvault customer, Dell, beginning in 2012. There were no sales of NVvault products to Dell in the nine months ended October 1, 2016 or September 26, 2015. In order to leverage our NVvault technology and diversify our customer base, and to secure one or more new key customers, we continue to pursue additional qualifications of NVvault with other OEMs and to target new customer applications such as online transaction processing, virtualization, Big Data analytics, high speed transaction processing, high-performance database and in‑memory database applications. We also introduced EXPRESSvault in March 2011 and the next generation of EXPRESSvault (EV3) in July 2015 and we continue to pursue qualification of the next generation DDR4 NVvault with customers. Our future operating results will depend on our ability to commercialize these NVvault product extensions, as well as other products such as HybriDIMM and other high‑density and high-performance solutions. If we are not successful in expanding our qualifications or marketing any new or enhanced products, we will be unable to secure revenues sufficient to replace lost NVvault revenue and our results of operations and prospects could be materially harmed.

Customer Base and Concentrations

During the nine months ended October 1, 2016 and September 26, 2015, we primarily marketed and sold our products to OEMs in the server and storage markets. Two customers represented approximately 29% and 10% of our net product sales in the nine months ended October 1, 2016, the largest of which was a new customer in 2016, and two customers represented approximately 25% and 10% of our net product sales in the nine months ended September 26, 2015, one of which has purchased few products and contributed only a small portion of our revenues during 2016 to date. Because our target markets are characterized by a limited number of large companies, we anticipate that sales of our products will continue to be concentrated among a limited number of large customers in the foreseeable future. Additionally, the composition of major customers and their respective contributions to our net product sales have varied and will likely continue to vary from period to period as OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with any of our customers and, as such, any or all of them could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time. Further, we may not be able to sell some products developed for one customer to a different customer because our products are often designed to address specific customer requirements, and even if we are able to sell these products to another customer, our margin on such products may be reduced. Additionally, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns from certain large or key customers in order to maintain good relations with them, and such additional returns could negatively impact our operating results. Moreover, because a few customers account for a substantial portion of our net product sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flow. As a result, the loss of any of our customers, or a significant reduction in sales to or difficulties in collecting payment from any of them, could significantly reduce our net product sales and adversely affect our operating results.

Intellectual Property Protection and Enforcement

We dedicate substantial resources to protecting our intellectual property. For example, on September 1, 2016, we took action to safeguard our innovations by filing legal proceedings for patent infringement against SK hynix Inc., a South Korean memory semiconductor supplier ("SK hynix"), and two of its subsidiaries in the U.S. International Trade Commission ("ITC") and the U.S. District Court for the Central District of California. We expect to continue this type of activity for the foreseeable future, without any guarantee that any ongoing or future patent protection and litigation activities will be successful. We are also subject to litigation based on claims that we have infringed on the intellectual property of others, against which we intend to defend ourselves vigorously. Litigation, whether or not eventually decided in our favor or settled, is costly and time-consuming and could divert management’s attention and resources. Thus, because of the nature and inherent uncertainties of litigation, even if the outcome of any of such actions is favorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

New Product Launches

We have invested a significant portion of our research and development budget into the design of application-specific integrated circuit (“ASIC”) and field-programmable gate array (“FPGA”) devices, including the HyperCloud and HybriDIMM memory subsystems, and the NVvault family of products. Our intent is to capitalize on our early lead in the storage class memory market by commercializing these products and pursuing production orders from our customers, as well as leveraging our partnership with Samsung Electronics Co., Ltd. (“Samsung”), which we established with our Joint Development and License Agreement (“JDLA”) entered into in November 2015, to penetrate new customer accounts. However, these products are subject to increased risks as compared to our legacy products, and we may be unable to achieve customer or market acceptance of these or any other existing or future products or achieve such acceptance in a timely manner. Further, we experienced a longer qualification cycle than anticipated with our HyperCloud memory subsystems, as well as supply chain disruption and a shortage of DRAM and flash required to create the HyperCloud memory subsystem and our NVvault products. These and other risks attendant to the production of our currently available and potential future products could reduce our achievable revenues from these products and prevent us from recouping our investments in the products.

Monetizing Our Intellectual Property Portfolio

We have dedicated substantial resources to developing a robust intellectual property portfolio and we intend to continue investing in this portfolio, with the goal of further establishing ourselves as an innovator in the high-performance memory subsystem market and identifying emerging customer requirements for future generations of products. We also intend to aggressively pursue monetization avenues for our intellectual property portfolio, potentially including licensing and/or royalty agreements. However, our revenues are currently generated by our product sales and NRE fees and we may never be successful in generating a revenue stream from our intellectual property, in which case our investments of time, capital and other resources into our intellectual property portfolio may not provide adequate, or any, returns. Although we may pursue agreements with third parties to commercially license certain of our products or technologies, we may never successfully enter into any such agreement. Further, the terms of any such agreements that we may reach with third-party licensees are uncertain and may not provide sufficient royalty or other licensing revenues to us to justify our costs of developing and maintaining the licensed intellectual property or may otherwise include terms that are not favorable to us. Additionally, the pursuit of licensing arrangements would require by its nature that we relinquish certain of our rights to our technologies and intellectual property that we license to third parties, which could limit our ability to base our own products on such technologies or could reduce the economic value that we receive from such technologies and intellectual property. If we are not successful in monetizing our intellectual property portfolio, we may never recoup the costs associated with developing, maintaining, defending and enforcing this portfolio and our financial condition would be harmed.

PRC Operations

Our operations in the PRC are subject to various political, geographical and economic risks and uncertainties inherent to conducting business in the PRC. These include, among others, (i) potential changes in economic conditions in the region, (ii) managing a local workforce and overcoming other practical barriers, such as language and cultural differences, that may subject us to uncertainties or unfamiliar practices or regulatory policies, (iii) changes in the policies of the Chinese governmental and regulatory agencies, and (iv) changes in the laws and policies of the U.S. government regarding the conduct of business in foreign countries generally or in the PRC in particular. Additionally, the Chinese government controls the procedures by which its local currency, the Chinese Renminbi (“RMB”), is converted into other currencies and by which dividends may be declared or capital distributed for the purpose of repatriation of earnings and investments. If restrictions in the conversion of RMB or in the repatriation of earnings and investments through dividend and capital distribution restrictions are instituted, our operations and results may be negatively impacted. In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses and results of operations, the value of our assets and liabilities and the comparability of our period-to-period results.

Business Risks and Uncertainties

Our business, financial condition and prospects are exposed to numerous risks and uncertainties. For more information, see the discussion under “Risk Factors” in Part II, Item 1A of this report.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. We review our estimates on an on-going basis. Actual results may differ from these estimates, which may result in material adverse effects on our operating results and financial position. We believe the following critical accounting policies involve our more significant assumptions and estimates used in the preparation of our condensed consolidated financial statements:

Revenue Recognition.

Net Product Sales

Net product sales primarily consist of sales of high-performance modular memory subsystems to OEMs, hyperscale data center operators and storage vendors.

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

All amounts billed to customers related to shipping and handling are classified as net product sales, while all costs incurred by us for shipping and handling are classified as cost of sales.

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

Fair Value of Financial Instruments

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

Inventories

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

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying value of long-lived assets held and used in our operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows.  Our management believes there is no impairment of long-lived assets as of October 1, 2016. However, market conditions could change or demand for our products could decrease, which could result in future impairment of long-lived assets.

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

Stock-Based Compensation

We account for equity issuances to non-employees in accordance with FASB ASC Topic 505.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

FASB ASC Topic 740 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under ASC Topic 740 we may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

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

Interest Expense

Interest expense consists primarily of interest associated with our issued debt issued, including fees related to the term loans, accretion of debt discounts and amortization of debt issuance costs.  We recognize the accretion of debt discounts and the amortization of interest costs using the effective interest method.

Results of Operations

Three and Nine Months ended October 1, 2016 Compared to Three and Nine Months ended September 26, 2015

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015

Net product sales	100%	100%	51%	100%
NRE revenues	-	-	49	-
Total net revenues	100	100	100	100
Cost of sales	100	99	50	84
Gross profit	-	1	50	16
Operating expenses:
Research and development	57	90	35	85
Intellectual property legal fees	16	56	16	129
Selling, general and administrative	93	106	48	101
Total operating expenses	165	251	99	315
Operating loss	(165)	(249)	(49)	(299)
Other expense, net:
Interest expense, net	(6)	(28)	(3)	(27)
Other expense, net	1	(55)	-	13
Total other expense, net	(5)	(83)	(3)	(15)
Loss before provision for income tax	(170)	(332)	(52)	(314)
Provision for income taxes	-	-	-	-
Net loss	(170)%	(332)%	(52)%	(314)%

Net Product Sales, NRE Revenues, Cost of Sales and Gross Profit

The following tables present net product sales, NRE revenues, cost of sales and gross profit for the three and nine months ended October 1, 2016 as compared to the three and nine months ended September 26, 2015 (in thousands, except percentages):

	Three Months Ended
	October 1,	September 26,		%
	2016	2015	Change	Change

Net product sales	$2,589	$1,617	$972	60%
NRE revenues	-	-	-	-%
Total net revenues	2,589	1,617	972	60%
Cost of sales	2,580	1,593	987	62%
Gross profit	$9	$24	$(15)	(63)%
Gross margin	0.3%	1.5%	(1.1)%

	Nine Months Ended
	October 1,	September 26,		%
	2016	2015	Change	Change

Net product sales	$7,260	$5,160	$ 2,100	41%
NRE revenues	6,857	-	6,857	100%
Total net revenues	14,117	5,160	8,957	174%
Cost of sales	6,996	4,332	2,664	61%
Gross profit	$7,121	$828	$ 6,293	760%
Gross margin	50.4%	16.0%	34.4%

Net Product Sales.  The increase in net product sales for the three months ended October 1, 2016 as compared with the three months ended September 26, 2015 resulted primarily from an increase of $1.2 million in sales of flash, partially offset by decreases of $0.1 million in sales of our HyperCloud product and $0.1 million in sales of our Planar-X product. The increase in our net product sales for the nine months ended October 1, 2016 as compared with the nine months ended September 26, 2015 resulted primarily from increases of $3.2 million in sales of flash and $0.5 million in sales of other small outline dual in-line memory module (“SODIMM”) and registered dual in-line memory module (“RDIMM”) products, partially offset by decreases of $1.4 million in sales of our NVvault product and $0.2 million in sales of our Planar-X product. Our largest customer during the 2015 periods, which accounted for 22% and 25% of net product sales during the three and nine months ended September 26, 2015, respectively, made significantly fewer purchases and contributed a significantly smaller amount of our net product sales during the comparable 2016 periods, while our largest customer during the 2016 periods, which accounted for 17% and 29% of net product sales during the three and nine months ended October 1, 2016, respectively, was a new customer in 2016 and made no purchases and contributed no net product sales during the comparable 2015 periods.

NRE Revenues.  The increase in revenues from NRE fees for the nine months ended October 1, 2016 as compared with the nine months ended September 26, 2015 resulted from the NRE revenues recognized from our JDLA with Samsung entered into in November 2015.

Gross Profit, Gross Margin and Cost of Sales.  The decrease in gross margin for the three months ended October 1, 2016 is primarily the result of a change between periods in the mix of our products sold, marked by reduced sales of our higher margin first generation NVvault product and increased sales of other lower margin products.

The increase in our gross margin in the nine months ended October 1, 2016 as compared with the nine months ended September 26, 2015 is primarily the result of our NRE revenues from the JDLA, partially offset by a decrease in gross margin from our net product sales as a result of a change between periods in the mix of our products sold, marked by reduced sales of our higher margin first generation NVvault product and increased sales of other lower margin products.

Research and Development.

The following tables present research and development expenses for the three and nine months ended October 1, 2016 and September 26, 2015 (in thousands, except percentages):

	Three Months Ended
	October 1,	September 26,		%
	2016	2015	Change	Change

Research and development	$1,463	$1,449	$14	1%

	Nine Months Ended
	October 1,	September 26,		%
	2016	2015	Change	Change

Research and development	$4,940	$4,369	$571	13%

The increase in research and development expenses in the three and nine months ended October 1, 2016 as compared with the three and nine months ended September 26, 2015 resulted primarily from an increase in engineering headcount and overhead expenses and the use of outside consultants for new product development.

Intellectual Property Legal Fees.

The following tables present intellectual property legal fees for the three and nine months ended October 1, 2016 and September 26, 2015 (in thousands, except percentages):

	Three Months Ended
	October 1,	September 26,		%
	2016	2015	Change	Change

Intellectual property legal fees	$409	$899	$(490)	(55)%

	Nine Months Ended
	October 1,	September 26,		%
	2016	2015	Change	Change

Intellectual property legal fees	$2,255	$6,679	$(4,424)	(66)%

The decrease in intellectual property legal fees during the three and nine months ended October 1, 2016 as compared with the three and nine months ended September 26, 2015 resulted from a decrease in legal fees incurred for trade secret litigation.

Selling, General and Administrative.

The following tables present selling, general and administrative expenses for the three and nine months ended October 1, 2016 and September 26, 2015 (in thousands, except percentages):

	Three Months Ended
	October 1,	September 26,		%
	2016	2015	Change	Change

Selling, general and administrative	$2,398	$1,710	$688	40%

	Nine Months Ended
	October 1,	September 26,		%
	2016	2015	Change	Change

Selling, general and administrative	$6,822	$5,213	$1,609	31%

Selling, general and administrative expense increased by $0.7 million for the three months ended October 1, 2016 as compared with the three months ended September 26, 2015.  This increase was primarily due to an increase of $0.3 million in sales and marketing headcount costs and related overhead and travel expenses and $0.4 million in outside services, primarily legal fees.

Selling, general and administrative expenses increased by $1.6 million for the nine months ended October 1, 2016 as compared with the nine months ended September 26, 2015.  This increase was primarily due to increases of $1.2 million in sales and marketing headcount costs and related overhead and travel expenses, $0.3 million in outside services, primarily legal fees, and $0.1 million in advertising and product evaluation costs.

Other Income (Expense).

The following tables present other income (expense) for the three and nine months ended October 1, 2016 and September 26, 2015 (in thousands, except percentages):

	Three Months Ended
	October 1,	September 26,		%
	2016	2015	Change	Change

Interest expense, net	$(159)	$(447)	$(288)	64%
Other income (expense), net	19	(889)	(908)	102%
Total other expense, net	$(140)	$(1,336)	$(1,196)	(90)%

	Nine Months Ended
	October 1,	September 26,		%
	2016	2015	Change	Change

Interest expense, net	$(428)	$(1,416)	$(988)	(70)%
Other income (expense), net	17	667	650	(97)%
Total other expense, net	$(411)	$(749)	$(338)	(45)%

The decrease in interest expense, net, for the three and nine months ended October 1, 2016 as compared with the three and nine months ended September 26, 2015 is primarily due to the substantially lower interest rate (2%) on our convertible debt from SVIC, which we issued in November 2015. Our higher interest rate (11%) loan from our former lender Fortress Credit Opportunities I LP (“Fortress”) was repaid in November 2015.

Other income (expense), net, for the three months ended September 26, 2015 primarily consisted of our payment of a bond associated with our legal proceedings against Diablo Technologies, which was not repeated in the three months ended October 1, 2016. Other income (expense), net, for the nine months ended September 26, 2015 also consisted of our receipt of insurance proceeds as compensation for damages to our facility in the PRC and our payment of $0.9 million associated with our legal proceedings against Diablo Technologies, neither of which were repeated during the nine months ended October 1, 2016.

Provision for Income Taxes.

The following tables present the provision for income taxes for the three and nine months ended October 1, 2016 and September 26, 2015 (in thousands, except percentages):

	Three Months Ended
	October 1,	September 26,		%
	2016	2015	Change	Change

Provision for income taxes	$-	$-	$-	-%

	Nine Months Ended
	October 1,	September 26,		%
	2016	2015	Change	Change

Provision for income taxes	$1	$1	$-	-%

We did not record a benefit for income taxes for the three and nine months ended October 1, 2016 and September 26, 2015, as tax benefits resulting from operating losses generated were fully reserved.

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund our operating expenses and working capital requirements, to make required payments of principal and interest under our outstanding debt instruments and, to a lesser extent, to fund capital expenditures. We have historically financed our operations primarily through issuances of equity and debt securities and revenues generated from operations, including product sales and NRE revenues from our JDLA. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility and equipment leasing arrangements.

Working Capital and Cash and Cash Equivalents

The following table presents working capital and cash and cash equivalents (in thousands) as of October 1, 2016 and January 2, 2016:

	October 1,	January 2,
	2016	2016
Working capital	$16,368	$11,945
Cash and cash equivalents(1)	$15,394	$19,684

(1)	Included in working capital.

Our working capital increased in the nine months ended October 1, 2016, primarily as a result of approximately

$10.3 million in cash received from our issuance of common stock in the 2016 Offering, as discussed under “Capital Resources” below, partially offset by the use of cash and cash equivalents to fund operations.

Cash Provided by (Used in) in the Nine Months Ended October 1, 2016 and September 26, 2015.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	October 1,	September 26,
	2016	2015

Net cash provided by (used in):
Operating activities	$(14,244)	$(9,510)
Investing activities	(317)	(138)
Financing activities	10,271	11,255
Net change in cash and cash equivalents	$(4,290)	$1,607

Operating Activities.  Net cash used in operating activities for the nine months ended October 1, 2016 was primarily the result of a net loss of approximately $7.3 million and approximately $8.4 million in net cash used in operating activities during the period due to changes in operating assets and liabilities, which were primarily from changes in deferred revenue, inventories, accounts payable and accrued expenses, restricted cash and accounts receivable, partially offset by approximately $1.5 million in net non-cash operating expenses primarily consisting of stock-based compensation, depreciation and amortization and amortization of debt discounts.  Net cash used in operating activities for the nine months ended September 26, 2015 was primarily the result of a net loss of approximately $16.2 million, partially offset by (i) approximately $4.2 million in net cash provided by operating activities during the period due to changes in operating assets and liabilities, which were primarily from changes in accounts payable and accrued expenses, accounts receivable and prepaid expenses and other assets, and (ii) approximately $2.5 million in net non-cash operating expenses primarily consisting of stock-based compensation, amortization of debt discounts and depreciation and amortization.

Restricted cash increased by $0.7 million during the nine months ended October 1, 2016 which is attributable to cash to secure an increase in our standby letter of credit with a vendor.

Accounts receivable increased by approximately $0.4 million during the nine months ended October 1, 2016, which we attribute primarily to an increase in product sales.

Inventories increased by approximately $1.3 million during the nine months ended October 1, 2016 primarily attributable to our purchase of additional inventory to support the increase in our product sales.

Accounts payable increased by approximately $0.9 million during the nine months ended October 1, 2016, which is primarily attributable to increased purchases of inventory and legal fees incurred for trade secret litigation and patent litigation and other legal matters.

Investing Activities. Net cash used in investing activities for nine months ended October 1, 2016 and September 26, 2015 was primarily the result of our purchase of property and equipment during the periods.

Financing Activities.  Net cash provided by financing activities for the nine months ended October 1, 2016 was primarily the result of the 2016 Offering, as discussed under “Capital Resources” below, pursuant to which we raised net proceeds of approximately $10.3 million. Net cash provided by financing activities for the nine months ended September 26, 2015 was primarily the result of the 2015 Offering, as discussed under “Capital Resources” below, pursuant to which we raised net proceeds of approximately $10.5 million, a term loan from our former lender Fortress of approximately $3.7 million, net of debt issuance costs, and payments on debt of approximately $3.0 million.

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

We made no borrowings under the SVB Credit Agreement in the nine months ended October 1, 2016 and September 26, 2015.  At October 1, 2016 and January 2, 2016, we had no borrowings under the SVB Credit Agreement and we had borrowing availability of approximately $0.9 million and $0.5 million, respectively.

February 2015 Public Offering of Common Stock

On February 24, 2015, we completed a registered firm commitment underwritten public offering (the “2015 Offering”) of 8,846,154 shares of our common stock at a price to the public of $1.30 per share, which includes 1,153,846 shares sold pursuant to the full exercise by the underwriters in the 2015 Offering of their option to purchase additional shares to cover over-allotments. The net proceeds to us from the 2015 Offering were approximately $10.5 million, after deducting underwriting discounts and commissions and estimated offering expenses paid by us.

Convertible Promissory Note to SVIC

On November 18, 2015 (the “Closing Date”), we entered into a Senior Secured Convertible Note and Warrant Purchase Agreement (“SVIC Purchase Agreement”) with SVIC No. 28 New Technology Business Investment L.L.P., an affiliate of Samsung Venture Investment Co. (“SVIC”), pursuant to which we sold to SVIC a Senior Secured Convertible Promissory Note (“SVIC Note”) and a Stock Purchase Warrant (“SVIC Warrant”), each dated as of the Closing Date. The SVIC Note has an original principal amount of $15.0 million, accrues interest at a rate of 2.0% per year, is due and payable in full on December 31, 2021 (“SVIC Note Maturity Date”) and the principal and accrued but unpaid interest of which are convertible into shares of our common stock at a  conversion price of $1.25 per share (the “Conversion Price”), subject to certain adjustments as set forth therein on the SVIC Note Maturity Date. Upon a change of control prior to the SVIC Note Maturity Date, the SVIC Note may, at our option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share, subject to certain adjustments as set forth therein, is only exercisable in the event we exercise our right to redeem the SVIC Note prior to the SVIC Note Maturity Date and expires on December 31, 2025.  Proceeds from the SVIC Note were used to pay off our prior loan from Fortress.

September 2016 Public Offering of Common Stock

On September 23, 2016, we completed a registered firm commitment underwritten public offering (the “2016 Offering”), pursuant to which we sold 9,200,000 shares of our common stock at a price to the public of $1.25 per share.  The net proceeds to us from the 2016 Offering were approximately $10.3 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us.

Equipment Leasing Arrangements

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Although equipment leases did not contribute material cash during the periods covered by this report, they continue to be a financing alternative that we may pursue in the future.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing cash balance, together with cash provided by our operations and borrowing availability under the SVB Credit Agreement, net of cash expected to be used in operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Should we need additional capital, we may seek to raise capital through, among other things, public and private equity offerings and/or debt financings. Our future capital requirements will depend on many factors, including our levels of net product sales and any additional NRE or other revenues we may receive, the timing and extent of expenditures to support product sales and marketing, research and development activities, the expansion of manufacturing capacity both domestically and internationally, market acceptance of our products, intellectual property enforcement activities and strategic collaborations or other transactions. Additional funds may not be available when needed, on terms acceptable to us, or at all. If adequate working capital is not available when needed, we may be required to significantly modify our business model and operations. Insufficient working capital could cause us to be unable to execute our business plan, take advantage of potential opportunities, or respond to competitive pressures or customer requirements. It may also cause us to delay, scale back or eliminate some or all of our research and development programs, to implement cost-cutting measures to reduce spending to a sustainable level or to reduce or cease operations.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”)and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

During the fiscal quarter ended October 1, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under the heading “Litigation and Patent Reexaminations” in Note 7 of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making any investment decision with respect to our securities, you should carefully consider each of the following risk factors as well as the other information in this report.  Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. The risks described below are not the only ones we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business operations and financial position. If any of the events described below were to occur, our financial condition, our ability to access capital resources, our results of operations and/or our future growth prospects could be materially and adversely affected and the market price of our common stock could decline. As a result, you could lose some or all of any investment you have made or may make in our common stock. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this report, including our condensed consolidated financial statements and related notes.

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

Our capital requirements will depend on many factors, including, among others:

•	the acceptance of, and demand for, our products;

•	our success and that of our strategic partners in developing and selling products derived from our technology;

•	our continued listing on The NASDAQ Capital Market;

•	the costs of further developing our existing, and developing new, products or technologies;

•	the extent to which we invest in new technology, testing and product development;

•	the costs associated with defending and enforcing our intellectual property rights;

•	the timing of vendor payments and the collection of receivables, among other factors affecting our working capital;

•	the exercise of outstanding stock options or warrants to acquire our common stock;

•	the number and timing of acquisitions and other strategic transactions in which we participate, if any; and

•	the costs associated with the continued operation, and any future growth, of our business.

We expect to rely in the near term on funds raised pursuant to recent public and private placement offerings of debt and equity securities, such as our November 2015 issuance of convertible debt to Samsung and our September 2016 public offering of common stock. However, until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity, or convertible securities and working to increase revenue growth through new product sales. There is no guarantee that we will be able to obtain capital when needed, on terms acceptable to us, or at all.

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

We have incurred debt secured by all of our assets under our convertible note issued to an affiliate of Samsung Venture Investment Corporation (“SVIC”) and our credit facility with Silicon Valley Bank (“SVB”). Our convertible promissory note issued to SVIC is secured by a first priority security interest in our patent portfolio and a second priority security interest in substantially all of our other assets. Our credit facility with SVB is secured by a first priority security interest in all of our assets other than our patent portfolio, to which SVB has a second priority security interest. The SVIC and SVB debt instruments contain customary representations, warranties and indemnification provisions, as well as affirmative and negative covenants that, among other things, restrict our ability to:

•	incur additional indebtedness or guarantees;

•	incur liens;

•	make investments, loans and acquisitions;

•	consolidate or merge

•	sell, or exclusively license assets, including capital stock of subsidiaries;

•	alter our business;

•	change any provision of our organizational documents;

•	engage in transactions with affiliates; and

•	pay dividends or make distributions.

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

As a result of an unfavorable outcome at the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”) in connection with a decision on appeal in the reexaminations of U.S. Patent No. 7,619,912 (“’912 Patent”), which covers important features of DDR3 load reduced dual in-line memory module (“LRDIMM”) designs, and U.S. Patent No. 7,864,627 (“’627 Patent”), we may expend significant resources to continue to pursue valid positions in the ‘912 Patent and ‘627 Patent reexaminations, which may not be resolved in a timely manner and may not yield a more favorable outcome. See Note 7 to our condensed consolidated financial statements included in this report for further information about this litigation.

We are involved in and expect to continue to be involved in legal proceedings at the ITC to stop infringing SK hynix RDIMM and LRDIMM products from entering the United States and in district court to seek damages for patent infringement against SK hynix.

On September 1, 2016, we took action to safeguard our innovations by filing legal proceedings for patent infringement against SK hynix Inc., a South Korean memory semiconductor supplier (“SK hynix”), and two of its subsidiaries in the U.S. International Trade Commission (“ITC”) and the U.S. District Court for the Central District of California. We are seeking an exclusion order in the ITC that directs U.S. Customs and Border Protection to stop allegedly infringing SK hynix registered dual in-line memory module (“RDIMM”) and LRDIMM products from entering the United States. ITC investigations proceed on an expedited basis, typically advancing to trial within one year from the filing of the complaint and with a final decision issued a few months later, but there can be no guarantee that the rendering of a final decision will follow such a timeline. In the district court proceedings, we are primarily seeking damages, but we expect this action will likely remain stayed until the ITC proceeding concludes.

Intellectual property litigation is expensive and time‑consuming, regardless of the merits of any claim, and could divert our management’s attention from operating the business. In addition, lawsuits in the ITC and in district courts are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be assured that we will be successful in our actions. Moreover, if we are counter‑sued by SK hynix and lose the suit, we could be required to pay substantial damages. Furthermore, we may not be able to reach a settlement with SK hynix to license our patent portfolio on terms acceptable to us, and even if we are able to reach a settlement, the terms of the licensing arrangement may not be as favorable as we anticipated. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products and materially adversely affect our business, financial condition or results of operations.

Our revenues and results of operations have been substantially dependent on NVvault in historical periods and we may be unable to replace revenue lost from the rapid decline in NVvault sales.

For the nine months ended October 1, 2016 and September 26, 2015, our NVvault non‑volatile dual-in line memory module (“NVDIMM”) used in cache‑protection and data logging applications, including our NVvault battery‑free, the flash‑based cache system, accounted for approximately 1% and 28% of total net product sales, respectively. We have experienced a steady decline in NVvault sales in recent years, due in large part to our loss of our former most significant NVvault customer, Dell, beginning in 2012. We recognized no NVvault sales to Dell in the nine months ended October 1, 2016 and September 26, 2015.  We expect no future demand from Dell for our NVvault products. In order to leverage our NVvault technology and diversify our customer base, and to secure one or more new key customers, we continue to pursue additional qualifications of NVvault with other original equipment manufacturers (“OEMs”) and to target new customer applications such as online transaction processing, virtualization, Big Data analytics, high speed transaction processing, high-performance database, and in‑memory database applications. We also introduced EXPRESSvault in March 2011 and the next generation of EXPRESSvault (EV3) in July 2015 and we continue to pursue qualification of the next generation DDR3 NVvault and DDR4 NVvault with customers. Our future operating results will depend on our ability to commercialize these NVvault product extensions, as well as other products such as HybriDIMM and other high‑density and high-performance solutions. HybriDIMM is still under development and may require substantial additional investment and the services and attention of key employees who have competing demands on their available time. Although we believe that our Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”) entered into in November 2015 may advance the development of this product and that Samsung may prove to be an important strategic partner that can facilitate getting this technology to market, our partnership with Samsung and any other steps we take to further the development of this or any other products in development could fail. If we are not be successful in expanding our qualifications or marketing any new or enhanced products, we will be unable to secure revenues sufficient to replace lost NVvault revenue and our results of operations and prospects could be materially harmed.

We are subject to risks relating to our focus on developing our HybriDIMM™ and NVvault®  products and lack of market diversification.

We have historically derived a substantial portion of our revenues from sales of our high‑performance modular memory subsystems for use in the server market. We expect these memory subsystems to continue to account for a portion of our revenues in the near term. We believe that market acceptance of these products or derivative products that incorporate our core memory subsystem technology for use in servers is critical to our success.

We have invested a significant portion of our research and development budget into the design of application‑specific integrated circuits (“ASIC”) and hybrid devices, including our NVvault family of products and most recently our next generation HybriDIMM memory subsystem. These products are subject to increased risks as compared to our legacy products. For example:

•

we are dependent on a limited number of suppliers for both the dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) and the ASIC devices that are essential to the functionality of our products, and in the past we have experienced supply chain disruptions and shortages of DRAM and NAND flash memory (“NAND flash”) required to create our NVvault family of products as a result of business issues that are specific to our suppliers or the industry as a whole;

•

we may be unable to achieve new qualifications or customer or market acceptance of our memory subsystem, NVvault products or other new products such as HybriDIMM, or achieve such acceptance in a timely manner;

•	the NVvault products or other new products such as HybriDIMM may contain currently undiscovered flaws, the correction of which would result in increased costs and time to market; and
•

we are required to demonstrate the quality and reliability of our products to our customers, and are required to qualify these products with our customers, which requires a significant investment of time and resources prior to the receipt of any revenue from such customers.

Additionally, if the demand for servers deteriorates or if the demand for our products to be incorporated in servers declines, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target markets. We may not be able to achieve this diversification, and our inability to do so may adversely affect our business.

We are subject to risks of disruption in the supply of FPGAs, DRAM ICs, NAND flash and other components of our products.

Our ability to fulfill customer orders or produce qualification samples is dependent on a sufficient supply of field-programmable gate arrays (“FPGAs”), DRAM ICs and NAND flash, which are essential components of our memory subsystems. There are a relatively small number of suppliers of FPGAs, DRAM ICs and NAND flash, and we purchase from only a subset of these suppliers. We have no long‑term FPGA, DRAM or NAND flash supply contracts. We also use consumables and other components, including printed circuit boards (“PCBs”), to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

From time to time, shortages in DRAM ICs and NAND flash have required some suppliers to limit the supply of their DRAM ICs and NAND flash. We have experienced supply chain disruptions and shortages of DRAM and NAND flash required to create our HyperCloud, NVvault and Planar X VLP products, and we are continually working to secure adequate supplies of the components necessary to fill customers’ orders for our products in a timely manner. If we are unable to obtain a sufficient supply of DRAM ICs, NAND flash or other essential components to meet our customers’ requirements, these customers may reduce future orders for our products or not purchase our products at all, which would cause our net product sales to decline and harm our operating results. In addition, our reputation could be harmed and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

Our dependence on a small number of suppliers and the lack of any guaranteed sources of FPGAs, DRAM and NAND flash supply expose us to several risks, including the inability to obtain an adequate supply of these important components, increases in their costs, delivery delays and poor quality.

Historical declines in customer demand and our revenues have caused us to reduce our purchases of DRAM ICs and NAND flash. Such declines or other fluctuations could continue in the future. If we fail to maintain sufficient purchase levels with some suppliers, our ability to obtain supplies of raw materials may be impaired due to the practice of some suppliers to allocate their products to customers with the highest regular demand.

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

Frequent technology changes and the introduction of next-generation products also may result in the obsolescence of inventory on-hand, such as our custom-built PCBs, which could reduce our net product sales and gross margin and adversely affect our operating performance and financial condition.

We may be unsuccessful in monetizing our intellectual property portfolio.

We have dedicated substantial resources to developing a robust intellectual property portfolio and we intend to continue investing in this portfolio. We also intend to aggressively pursue monetization avenues for our intellectual property portfolio, potentially including licensing and/or royalty agreements. However, our revenues are currently generated by our product sales and NRE fees and we may never be successful in generating a revenue stream from our intellectual property, in which case our investments of time, capital and other resources into our intellectual property portfolio may not provide adequate, or any, returns. Although we may pursue agreements with third parties to commercially license certain of our products or technologies, we may never successfully enter into any such agreement.

Further, the terms of any such agreements that we may reach with third -party licensees are uncertain and may not provide sufficient royalty or other licensing revenues to us to justify our costs of developing and maintaining the licensed intellectual property or may otherwise include terms that are not favorable to us. Additionally, the pursuit of licensing arrangements would require by its nature that we relinquish certain of our rights to our technologies and intellectual property that we license to third parties, which could limit our ability to base our own products on such technologies or could reduce the economic value that we receive from such technologies and intellectual property. Additionally, the establishment of arrangements to monetize our intellectual property may be more difficult or costly than expected and require additional personnel, investments and may be a significant distraction for management. In connection with any monetization avenues we may develop, our licenses and royalty revenue may be uncertain from period to period and we may be unable to attract sufficient licensing customers, which would materially and adversely affect our results of operations. Our ability to maintain or increase any licensing revenues we are able to establish would depend on a variety of factors, including novelty, utility, performance, quality, breadth and depth of our current and future intellectual property and technology, all as compared to that of our competitors, as well as our sales and marketing capabilities. Once secured, licensing revenues may also be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes and the terms of such license arrangements. If we are not successful in monetizing our intellectual property portfolio, we may never recoup the costs associated with developing, maintaining, defending and enforcing this portfolio and our financial condition would be harmed.

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

Our product development efforts are costly and inherently risky. It is difficult to foresee changes or developments in technology or anticipate the adoption of new standards. Moreover, once these changes or developments are identified, if at all, we will need to hire the appropriate technical personnel or retain third-party designers, develop the product, identify and eliminate design flaws, and manufacture the product in production quantities either in-house or through third-party manufacturers. As a result, we may not be able to successfully develop new or enhanced products or we may experience delays in the development and introduction of new or enhanced products. Delays in product development and introduction could result in the loss of, or delays in generating, net products sales or other revenues and the loss of market share, as well as damage to our reputation. Even if we develop new or enhanced products or technologies, they may not meet our customers’ requirements or gain market acceptance.

Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales.

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

In addition, because the qualification process is both product specific and platform specific, our existing customers sometimes require us to re-qualify our products, or to qualify our new products, for use in new platforms or applications. For example, as our OEM customers transition from prior generation architectures to current generation architectures, we must design and qualify new products for use by those customers. In the past, the process of design and qualification has taken up to nine months to complete, during which time our net product sales to those customers declined significantly. After our products are qualified, it can take several months before the customer begins production and we begin to generate sales from such customer.

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

Sales to a limited number of customers represent a significant portion of our net product sales and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

Sales to certain of our OEM customers have historically represented a substantial majority of our net product sales. Approximately 29% and 10% of our net product sales in the nine months ended October 1, 2016 were to two customers, the largest of which was a new customer in 2016. Approximately 25% and 10% of our net product sales in the nine months ended September 26, 2015 were to two customers, one of which has purchased few products and contributed only a small portion of our revenues during 2016 to date. The composition of major customers and their respective contributions to our net product sales have varied and will likely continue to vary from period to period as OEMs progress through the life cycle of the products they produce and sell. We do not have long-term agreements with any of our customers and, as such, any or all of them could decide at any time to discontinue, decrease or delay their purchase of our products. In addition, the prices that these customers pay for our products could change at any time.  Further, we may not be able to sell some products developed for one customer to a different customer because our products are often designed to address specific customer requirements, and even if we are able to sell these products to another customer, our margin on such products may be reduced. Additionally, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns from certain large or key customers in order to maintain good relations with them, and such additional returns could negatively impact our operating results. Moreover, because a few customers account for a substantial portion of our net product sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flow. As a result, the loss of any of our customers, or a significant reduction in sales to or difficulties in collecting payment from any of them, could significantly reduce our net product sales and adversely affect our operating results.

Our ability to maintain or increase our net product sales to our key customers depends on a variety of factors, many of which are beyond our control. These factors include our customers’ continued sales of servers and other computing systems that incorporate our memory subsystems and our customers’ continued incorporation of our products into their systems. Because of these and other factors, sales to these customers may not continue and the amount of such sales may not reach or exceed historical levels in any future period.

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

If a standardized memory solution that addresses the demands of our customers is developed, our net product sales and market share may decline.

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

If our OEM customers were to adopt JEDEC standard modules, our future business may be limited to identifying the next generation of high-performance memory demands of OEM customers and developing solutions that address such demands. Until fully implemented, any next generation of products may constitute a significantly smaller market, which would reduce our revenues and market share.

We may not be able to maintain our competitive position because of the intense competition in our targeted markets.

Our products are primarily targeted for the server, high-performance computing and communications markets. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs. We face competition from DRAM suppliers, memory module providers and logic suppliers for many of our products, including NVvault and HyperCloud. Additionally, if and to the extent we enter new markets or pursue licensing arrangements to monetize our technologies and intellectual property portfolio, we may face competition from a large number of competitors that produce solutions utilizing similar or competing technologies.

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

Our ability to compete in our current target markets and in future markets will depend in large part on our ability to successfully develop, introduce and sell new and enhanced products or technologies on a timely and cost-effective basis and to respond to changing market requirements. We expect our competitors to continue to improve the performance of their current products, reduce their prices and introduce new or enhanced technologies that may offer greater performance and improved pricing. If we are unable to match or exceed the improvements made by our competitors, our market position would deteriorate and our net product sales would decline. In addition, our competitors may develop future generations and enhancements of competitive products that may render our technologies obsolete or uncompetitive.

If we fail to protect our proprietary rights, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results.

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in the remaining applications will be allowed. As of October 1, 2016, we had 65 U.S. and foreign patents issued and over 41 pending applications worldwide. We intend to continue filing patent applications with respect to most of the new processes and technologies that we develop. However, patent protection may not be available for some of these processes or technologies.

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

Adverse changes in domestic and global economic and political conditions have made it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and these conditions have caused and could continue to cause U.S. and foreign businesses to slow spending on our products and services, which would further delay and lengthen sales cycles. In addition, sales of our products are dependent upon demand in the computing, networking, communications, printer, storage and industrial markets. These markets have been cyclical and are characterized by wide fluctuations in product supply and demand. These markets have also experienced significant downturns, often connected with, or in anticipation of, maturing product cycles, reductions in technology spending and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and the erosion of average selling prices and may result in reduced willingness of potential licensees to enter into license agreements with us.

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

In addition, we recently agreed to resell certain Samsung products to end customers that Samsung does not reach in its distribution model. This includes small to medium storage customers, appliance customers, system builders, and cloud and datacenter customers. However, there is no guarantee that there is sufficient demand from end customers for these products, and the lack of sales of these products may adversely impact our financial conditions and results of operations. Furthermore, these products generally carry lower gross margin than our own products, as a result, a substantial increase in the resale of these products may reduce our overall gross profit margins.

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

Once our prices with a customer are negotiated, we are generally unable to revise pricing with that customer until our next regularly scheduled price adjustment. Consequently, we are exposed to the risks associated with the volatility of the price of DRAM ICs and NAND flash during that period. If the market prices for DRAM ICs and NAND flash increase, we generally cannot pass the price increases on to our customers for products purchased under an existing purchase order. As a result, our cost of sales could increase and our gross margins could decrease. Alternatively, if there are declines in the price of DRAM ICs and NAND flash, we may need to reduce our selling prices for subsequent purchase orders, which may result in a decline in our expected net product sales.

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

If we need to add manufacturing capacity, an expansion of our existing manufacturing facility or establishment of a new facility could be subject to factory audits by our customers. Any delays or unexpected costs resulting from this audit process could adversely affect our net product sales and results of operations. In addition, we cannot be certain that we would be able to increase our manufacturing capacity on a timely basis or meet the standards of any applicable factory audits.

We depend on third parties to design and manufacture custom components for some of our products.

Significant customized components, such as ASICs, that are used in HyperCloud and some of our other products are designed and manufactured by third parties. The ability and willingness of such third parties to perform in accordance with their agreements with us is largely outside of our control. If one or more of our design or manufacturing partners fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market or deliver products to our customers, as well as our reputation, could suffer. In the event of any such failures, we may have no readily available alternative source of supply for such products, since, in our experience, the lead time needed to establish a relationship with a new design and/or manufacturing partner is at least 12 months, and the estimated time for our OEM customers to re-qualify our product with components from a new vendor ranges from four to nine months. If we need to replace one of our manufacturers, we may not be able to redesign, or cause to have redesigned, our customized components to be manufactured by the new manufacturer in a timely manner, and we could infringe on the intellectual property of our current design or manufacturing partner when we redesign the custom components or cause such components to be redesigned by the new manufacturer. A manufacturing disruption experienced by our manufacturing partners, the failure of our manufacturing partners to dedicate adequate resources to the production of our products, the financial instability of our manufacturing or design partners, or any other failure of our design or manufacturing partners to perform according to their agreements with us would have a material adverse effect on our business, financial condition and results of operations.

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

We may become involved in non‑patent related litigation and administrative proceedings that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time‑consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of these actions could have a material adverse effect on our business, results of operations and financial condition.

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

The flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, are transitioning to emerging flash memory formats, such as the Memory Stick and xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture. Although we do not currently serve the consumer flash market, it is possible that certain OEMs may choose to adopt these higher-volume, lower-cost formats. This could result in a decline in demand, on a relative basis, for other products that we manufacture, such as CompactFlash, SD and embedded USB drives. If we decide to manufacture flash memory products utilizing emerging formats, we would be required to secure licenses to give us the right to manufacture such products that may not be available at reasonable rates or at all. If we are not able to supply flash card formats at competitive prices or if we were to have product shortages, our net product sales could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

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

Part of our growth strategy involves making sales to foreign corporations and delivering our products to facilities located in foreign countries. To facilitate this process and to meet the long-term projected demand for our products, we have established a manufacturing facility in the PRC, which performs most of our worldwide manufacturing production. Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations, as we are operating in business and regulatory environments in which we have limited previous experience. Further, the geographic distance from our headquarters in Irvine, California, compounds the difficulties of running a manufacturing operation in the PRC. For instance, we may not be able to maintain the desired amount of control over production capacity and timing, inventory levels, product quality, delivery schedules, manufacturing yields and costs. Moreover, we will need to continue to overcome language and cultural barriers to effectively conduct our operations in these environments. Our failure to meet applicable regulatory requirements or overcome cultural barriers could result in production delays and increased turn-around times, which would adversely affect our business. In addition, changes to the labor laws of the PRC could increase the cost of employing the local workforce. The increased industrialization of the PRC, as well as general economic and political conditions in the PRC, could also increase the cost of local labor. Any of these factors could negatively impact the cost savings we experience from locating our manufacturing facility in the PRC. Additionally, our management has limited experience creating or overseeing foreign operations, and the ongoing management of our PRC facility may require our management team to divert substantial amounts of their time and attention, particularly if we encounter operational difficulties or manufacturing disruptions at our PRC facility.

In the future, some of our net sales may be denominated in Chinese Renminbi (“RMB”). The Chinese government controls the procedures by which RMB is converted into other currencies, and conversion of RMB generally requires government consent. As a result, RMB may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures, or imposes additional restrictions on currency conversion, those actions may negatively impact our operations and could reduce our operating results. In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses and results of operations, as well as the value of our assets and liabilities. These fluctuations may also adversely affect the comparability of our period-to-period results. If we decide to declare dividends and repatriate funds from our Chinese operations, we will be required to comply with the procedures and regulations of applicable Chinese law. Any changes to these procedures and regulations, or our failure to comply with these procedures and regulations, could adversely affect our financial condition. If we are able to make dividends and repatriate funds from our Chinese operations, these dividends would be subject to U.S. corporate income tax.

In addition, international turmoil and the threat of future terrorist attacks, both domestically and internationally, have contributed to an uncertain political and economic climate, both in the United States and globally, and have negatively impacted the worldwide economy. The economies of the PRC and other countries in which we make sales have been highly volatile in the recent past, resulting in significant fluctuations in local currencies and other instabilities. These conditions could continue or worsen, which could adversely affect our foreign operations and some of our customers or suppliers and our performance.

Our international sales are subject to a number of additional risks, including regulatory risks, tariffs and other trade barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, difficulties in managing distributors, lack of a significant local sales presence, difficulties in obtaining governmental approvals, compliance with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. In addition, the United States or foreign countries may implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products, leading to a reduction in sales and profitability in that country.

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

We will evaluate opportunities to acquire businesses or technologies or pursue other strategic transactions, including collaboration or joint development arrangements such as our JDLA with Samsung that might complement our current product offerings or enhance our intellectual property portfolio or technical capabilities. We have no experience in acquiring other businesses or technologies. Acquisitions and other strategic transactions entail a number of risks that could adversely affect our business and operating results, including, among others:

•	difficulties in integrating the operations, technologies or products of acquired companies or working with third parties with which we may partner on joint development or collaboration relationships;

•	the diversion of management’s time and attention from the normal daily operations of the business;

•	insufficient increases in revenues to offset increased expenses associated with the acquisitions or strategic transaction;

•	difficulties retaining business relationships with suppliers and customers;

•	overestimation of potential synergies or a delay in realizing those synergies;

•	entering markets in which we have no or limited experience and in which competitors have stronger market positions; and

•	the potential loss of key employees of our Company or any acquired companies.

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

As of October 31, 2016, approximately 9.3% of our outstanding common stock was held by affiliates, including 8.3% held by Chun K. Hong, our Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

Our common stock has been publicly traded since November 2006. The price of our common stock and the trading volume of our shares are volatile and have in the past fluctuated significantly. This volatility could continue and an active trading market in our common stock may never develop or be sustained. The market price at which our common stock trades may be influenced by many factors, including, among others, the following:

•	our operating and financial performance and prospects, including our ability to achieve and sustain profitability in the future;

•	the financial projections we may provide to the public, any changes to these projections or our failure to meet these projections;

•	investor perception of us and the industry in which we operate;

•	the availability and level of research coverage of and market-making in our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	results of litigation

•	our announcement of significant partnership arrangements or legal proceedings, including patent infringement actions;

•	sales of newly issued common stock or other securities, associated with our shelf registration statement or otherwise, or the perception that such sales may occur;

•	general financial and other market conditions; and

•	changing and recently volatile domestic and international economic conditions.

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

During 2015 and into early 2016, we experienced periods in which we were not compliant with the continued listing standards of the NASDAQ Global Market. As a result of a compliance process, we transferred the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. On February 10, 2016, we received a compliance letter from The NASDAQ Stock Market notifying us that we had regained compliance with the applicable requirements for continued listing on The NASDAQ Stock Market. Our common stock continues to trade on the NASDAQ Capital Market under the symbol “NLST.” Notwithstanding our current compliance, we may not be able to continue to comply with the applicable continued listing standards of The NASDAQ Capital Market.  If we are delisted from the NASDAQ Capital Market, the liquidity of our common stock may be impaired, which could reduce the trading value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 29, 2016, a warrant holder exercised a warrant to acquire 648,351 shares of our common stock in full on a cashless basis, pursuant to which the 648,351 shares were exercised in exchange for our issuance of an aggregate of 465,555 shares of our common stock. The warrant was originally issued in July 2013 to an affiliate of our former lender, Fortress Credit Opportunities I LP. Neither the warrant nor the common stock issued upon exercise of the warrant has been registered under the Securities Act of 1933, as amended (the “Securities Act”). The securities were sold and issued in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. In determining that the issuance of the securities qualified for exemption under Section 4(a)(2), we relied on the following facts: we did not use general solicitation or advertising to market the securities; the warrant holder represented to us that it was an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act) and that it was acquiring the securities with the present intention of holding them for purposes of investment and not with a view to their public resale or distribution; and the securities were issued as restricted securities.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately follows the signature page to this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2016		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
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