Form 10-Q
period 2017-04-01
NETLIST INC
filed 2017-05-16
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of the latest practicable date:

Common Stock, par value $0.001 per share

61,838,330 shares outstanding at May 11, 2017

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 1, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	April 1,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,770	$9,476
Restricted cash	3,100	3,100
Accounts receivable, net of reserves of $153 (2017) and $151 (2016)	1,235	1,751
Inventories	4,497	3,160
Prepaid expenses and other current assets	2,542	1,766
Total current assets	19,144	19,253

Property and equipment, net	602	645
Other assets	71	70
Total assets	$19,817	$19,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$6,255	$4,028
Revolving line of credit	1,410	676
Accrued payroll and related liabilities	818	1,085
Accrued expenses and other current liabilities	211	270
Notes payable and capital lease obligation, current	248	151
Total current liabilities	8,942	6,210
Convertible promissory note, net of debt discount, and accrued interest	14,380	14,251
Long-term warranty liability	40	36
Total liabilities	23,362	20,497
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value - 90,000 shares authorized; 61,736 (2017) and 61,653 (2016) shares issued and outstanding	62	62
Additional paid-in capital	144,361	144,035
Accumulated deficit	(147,968)	(144,626)
Total stockholders' deficit	(3,545)	(529)
Total liabilities and stockholders' deficit	$19,817	$19,968

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	April 1,	April 2,
	2017	2016

Net product sales	$9,426	$1,171
Non-recurring engineering revenues	-	3,429
Total net revenues	9,426	4,600
Cost of sales(1)	8,746	1,149
Gross profit	680	3,451
Operating expenses:
Research and development(1)	1,496	1,646
Intellectual property legal fees	466	823
Selling, general and administrative(1)	1,914	2,265
Total operating expenses	3,876	4,734
Operating loss	(3,196)	(1,283)
Other expense, net:
Interest expense, net	(148)	(137)
Other income, net	2	8
Total other expense, net	(146)	(129)
Loss before provision for income taxes	(3,342)	(1,412)
Provision for income taxes	-	1
Net loss	$(3,342)	$(1,413)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.03)
Weighted-average common shares outstanding:
Basic and diluted	61,681	50,365

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$16	$15
Research and development	66	135
Selling, general and administrative	182	308
Total stock-based compensation	$264	$458

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	April 1,	April 2,
	2017	2016

Cash flows from operating activities:
Net loss	$(3,342)	$(1,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73	54
Interest accrued on convertible promissory note	75	75
Amortization of debt discount	54	54
Stock-based compensation expense	264	458
Changes in operating assets and liabilities:
Accounts receivable	516	241
Inventories	(1,337)	55
Prepaid expenses and other assets	(557)	(22)
Accounts payable	2,227	(52)
Accrued payroll and related liabilities	(267)	(554)
Accrued expenses and other liabilities	(55)	(106)
Deferred revenue	-	(3,429)
Net cash used in operating activities	(2,349)	(4,639)
Cash flows from investing activities:
Acquisition of property and equipment	(30)	(139)
Net cash used in investing activities	(30)	(139)
Cash flows from financing activities:
Net borrowings under line of credit	734	-
Payments on debt	(123)	(56)
Proceeds from exercise of equity awards	62	40
Net cash provided by (used in) financing activities	673	(16)
Net change in cash and cash equivalents	(1,706)	(4,794)
Cash and cash equivalents at beginning of period	9,476	19,684
Cash and cash equivalents at end of period	$7,770	$14,890

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2017

Note 1—Description of Business

Netlist, Inc. together with its wholly owned subsidiaries (hereinafter collectively referred to as the “Company” or “Netlist,” unless the context or the use of the term indicates otherwise), is a leading provider of high-performance modular memory subsystems serving customers in diverse industries that require superior memory performance to empower critical business decisions. The Company has a long history of introducing disruptive new products, such as one of the first load-reduced dual in-line memory module (“LRDIMM”) based on its distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM.  The Company was also one of the first to bring NAND flash memory (“NAND flash”) to the memory channel with its NVvault® non-volatile dual in-line memory modules (“NVDIMM”) using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. The Company recently introduced a new generation of storage class memory products called HybriDIMM™ to address the growing need for real-time analytics in Big Data applications and in‑memory databases.

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

Liquidity

The Company incurred net losses of $3.3 million, $11.2 million and $20.5 million for the three months ended April 1, 2017 and the years ended December 31, 2016 and January 2, 2016, respectively. The Company has historically financed its operations primarily through issuances of equity and debt securities and revenues generated from operations, including product sales and a non-recurring engineering (“NRE”) fee from its Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”), discussed below. The Company has also funded its operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of its legal proceedings and, to a lesser extent, equipment leasing arrangements (see Notes 4, 5 and 10).

On November 12, 2015, the Company entered into the JDLA with Samsung, pursuant to which the Company and Samsung have agreed to work together to jointly develop new storage class memory technologies including a standardized product interface for NVDIMM-P memory modules in order to facilitate broad industry adoption of this new technology. The JDLA also includes comprehensive cross-licenses to the Company’s and Samsung’s patent portfolios for the purpose of developing this product interface, grants Samsung a right of first refusal to acquire the Company’s HybriDIMM technology before it offers the technology to a third party, and grants the Company access to competitively priced DRAM and NAND flash raw materials. The Company believes Samsung represents an important strategic partner with a high level of technical capability in memory that can facilitate bringing its HybriDIMM technology to market. In connection with the JDLA, the Company received an $8.0 million NRE fee from Samsung for the joint development and received gross proceeds of $15.0 million for its issuance of a Senior Secured Convertible Note

(“SVIC Note”) and Stock Purchase Warrant (“SVIC Warrant”) to SVIC No. 28 New Technology Business Investment L.L.P., an affiliate of Samsung Venture Investment Co. (“SVIC”) (see Note 5).

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

Inadequate working capital would have a material adverse effect on the Company’s business and operations and could cause the Company to fail to execute its business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require the Company to significantly modify its business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of its ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities.  While the Company’s estimates of its operating revenues and expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes the Company’s existing cash balance, together with cash provided by the Company’s operations and borrowing availability under a bank credit facility (see Note 4), and taking into account cash expected to be used in operations and the funding to be received for certain litigation expenses (see Note 10), will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to the Securities and Exchange Commission’s (“SEC”) Form 10-Q and Article 8 of the SEC’s Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.

The accompanying condensed consolidated financial statements as of and for the three months ended April 1, 2017 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of April 1, 2017 and the condensed consolidated statements of operations and statements of cash flows for the three months ended April 1, 2017 and April 2, 2016.  The results of operations for the three months ended April 1, 2017 are not necessarily indicative of the results to be expected for any full year or any other interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52 or 53-week fiscal year ending on the Saturday closest to December 31.  For 2017, the Company’s fiscal year is scheduled to end on December 30, 2017 and will consist of 52 weeks, and each of the Company’s quarters within such fiscal year will be comprised of 13 weeks.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net revenues and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty.  Significant estimates made by management include, among others, provisions for uncollectible receivables and sales returns, warranty liabilities, valuation of inventories, fair value of financial instruments, recoverability of long-lived assets, valuation of stock-based transactions, estimates for completion of NRE revenue milestones, and realization of deferred tax assets. The Company bases its estimates on its historical experience, knowledge of current conditions and the Company’s belief of what could occur in the future considering available information.  The Company reviews its estimates on an on-going basis. Actual results may differ materially from these estimates which may result in material adverse effects on the Company’s consolidated operating results and financial position.

The Company believes the following critical accounting policies involve its more significant assumptions and estimates used in the preparation of the accompanying condensed consolidated financial statements: provisions for uncollectible receivables and sales returns; warranty liabilities; valuation of inventories; fair value of financial instruments; recoverability of long-lived assets; valuation of stock-based transactions; estimates for completion of NRE and other revenue milestones; and realization of deferred tax assets.

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

Restricted Cash

Restricted cash generally consists of cash to secure standby letters of credit. Restricted cash was $3.1 million as of both April 1, 2017 and December 31, 2016, and related to two standby letters of credit.

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

The Company’s trade accounts receivable are primarily derived from sales to OEMs in the server, high-performance computing and communications markets, as well as from sales to storage customers, appliance customers, system builders and cloud and datacenter customers. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company believes that the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms, a high level of credit worthiness of its customers (see Note 3), foreign credit insurance, and letters of credit issued in its favor.  Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

Inventories

Inventories are valued at the lower of actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. At each balance sheet date, the Company evaluates its ending inventory quantities on hand and on order and records a provision for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. In addition, the Company considers changes in the market value of components in determining the net realizable value of its inventory. Once established, lower of cost or market write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of the Company’s customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of April 1, 2017. However, market conditions could change or demand for the Company’s products could decrease, which could result in future impairment of long-lived assets.

Warranty Liability

The Company offers product warranties generally ranging from one to three years, depending on the product and negotiated terms of any purchase agreements with its customers. Such warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. Warranties are not offered on sales of excess component inventory. The Company records an estimate for warranty related costs at the time of sale based on its historical and estimated future product return rates and expected repair or replacement costs (see Note 3).  While such costs have historically been within management’s expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty reserves and could adversely affect the Company’s gross profit and gross margins.

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

In accordance with FASB ASC Topic 718, employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period.  Given that stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates its forfeitures at the time of grant and revises such estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated average forfeiture rates are based on historical forfeiture experience and estimated future forfeitures.

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

If there are any modifications or cancellations of the underlying vested or unvested stock-based awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense, or record additional expense for vested stock-based awards. Future stock-based compensation expense and unearned stock-based compensation may increase to the extent that the Company grants additional common stock options or other stock-based awards.

Income Taxes

Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the accompanying condensed consolidated financial statements. A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax liabilities, deferred tax assets and valuation allowances are classified as non-current in the accompanying condensed consolidated balance sheets.

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

Risks and Uncertainties

The Company is subject to a number of risks and uncertainties, including its ability to achieve profitable operations due to the Company’s history of losses and accumulated deficits, the Company’s dependence on a small number of customers for a substantial portion of its net product sales, risks related to intellectual property matters, market acceptance of and demand for the Company’s products, and the risks described below.  These risks could have a material adverse effect on the Company’s condensed consolidated financial position, results of operations and cash flows.

The Company has dedicated substantial resources to the development and protection of technology innovations essential to its business, and the Company expects these activities to continue for the foreseeable future. The Company also intends to aggressively pursue monetization avenues for its intellectual property portfolio, potentially including licensing, royalty or other revenue-producing arrangements. However, the Company’s revenues are currently generated by its product sales, and it may never be successful in generating a revenue stream from its intellectual property, in which case the Company’s investments of time, capital and other resources into its intellectual property portfolio may not provide adequate, or any, returns.

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

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant during the three months ended April 1, 2017 and April 2, 2016.

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

Going Concern

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements-Going Concern, management evaluates whether relevant conditions and events, when considered in the aggregate, indicate that it is probable the Company will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.  When relevant conditions or events, considered in the aggregate, initially indicate that it is probable  that the Company will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued  (and therefore they raise substantial doubt about the Company’s ability to continue as a going concern), management evaluates whether its plans that are intended to mitigate those conditions and events, when implemented, will alleviate substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are considered only to the extent that (1) it is probable that the plans will be effectively implemented and (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.  See the discussion under “Liquidity” in Note 1 for information about the Company’s liquidity position.

Recently Adopted Accounting Standards

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost or net realizable value. Current guidance requires inventory to be measured at the lower of cost or market, with market defined as replacement cost, net realizable value, or net realizable value less a normal profit margin. This ASU simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value test. The Company adopted this guidance in the first quarter of 2017 and there was no material impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment award transactions. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company adopted this guidance in the first quarter of 2017 and elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period; as a result there was no material impact on its financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which was subsequently amended by ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20. ASU 2014-09, as amended, supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new ASC Topic 606 (ASC 606). ASU 2014-9, as amended, implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.   ASC 606 is effective for public entities for annual periods beginning after December 15, 2017 (fiscal year 2018 for the Company), and interim periods within the year of adoption.  The Company has not yet selected a transition method and is currently assessing the impact the adoption of ASC 606 will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (fiscal year 2019 for the Company), including interim periods within those fiscal years.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements and disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows.  ASU 2016-18 is effective for fiscal periods beginning after December 15, 2018, including interim periods therein with early application permitted.  The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following as of the dates presented:

	April 1,	December 31,
	2017	2016
	(in thousands)
Raw materials	$1,198	$884
Work in process	151	47
Finished goods	3,148	2,229
	$4,497	$3,160

Warranty Liabilities

The following table summarizes activity related to warranty liabilities in the periods presented:

	Three Months Ended
	April 1,	April 2,
	2017	2016
	(in thousands)
Beginning balance	$89	$122
Estimated cost of warranty claims charged to cost of sales	49	11
Cost of actual warranty claims	(38)	(88)
Ending balance	100	45
Less current portion	(60)	(23)
Long-term warranty liability	$40	$22

The allowance for warranty liabilities expected to be incurred within one year is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The allowance for warranty liability expected to be incurred after one year is classified as long-term warranty liability in the accompanying condensed consolidated balance sheets.

Computation of Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share, including the numerator and denominator used in the calculation of basic and diluted net loss per share, for the periods presented:

	Three Months Ended
	April 1,	April 2,
	2017	2016
	(in thousands, except per share data)
Basic and diluted net loss per share:
Numerator: Net loss	$(3,342)	$(1,413)
Denominator: Weighted-average common shares outstanding, basic and diluted	61,681	50,365
Basic and diluted net loss per share	$(0.05)	$(0.03)

The table below sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, and the exercise of warrants, computed using the treasury stock method, and shares issuable upon conversion of the SVIC Note (see Note 5) using the

“if converted” method. These potential common shares have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the periods presented:

	Three Months Ended
	April 1,	April 2,
	2017	2016
	(in thousands)
Common share equivalents	12,837	12,759

The above common share equivalents would have been included in the calculation of diluted net loss per share had the Company reported net income for the periods presented.

Major Customers and Suppliers

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of the Company’s net product sales made to customers that each comprise 10% or more of the Company’s net product sales in the periods presented:

	Three Months Ended
	April 1,		April 2,
	2017		2016
Customer:
Customer A	*	%	28%
Customer B	*	%	12%
Customer C	15%		*	%
Customer D	11%		*	%

*less than 10% of net product sales during the period.

Sales of NAND flash products sourced from Samsung under its JDLA represented 61% of the Company’s product sales in the three months ended April 1, 2017.

The Company’s accounts receivable are concentrated with three customers at April 1, 2017, representing approximately 34%, 13% and 10% of aggregate gross receivables. At December 31, 2016, two customers represented approximately 27% and 11% of aggregate gross receivables, respectively. The loss of any of the Company’s significant customers or a reduction in sales to or difficulties collecting payments from any of them could significantly reduce the Company’s net product sales and adversely affect its operating results. The Company tries to mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash financing activities for the periods presented:

	Three Months Ended
	April 1,	April 2,
	2017	2016
	(in thousands)
Supplemental disclosure of cash flow information:
Debt financing of insurance	$220	$224

Note 4—Credit Agreement

SVB Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as amended, the “SVB Credit Agreement”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 80% of its eligible accounts receivable, or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of April 1, 2017, and December 31, 2016, (i) letters of credit were outstanding in the amount of $3.1 million (ii) the Company had outstanding borrowings of $1.4 million and $0.7, respectively, and (iii) availability under the revolving line of credit was $0.01 million and $0.8 million, respectively.

On January 29, 2016, the Company and SVB entered into an amendment to the SVB Credit Agreement (the “2016 SVB Amendment”) to, among other things, adjust the rate at which advances under the SVB Credit Agreement accrue interest to the Wall Street Journal “prime rate” plus 2.75% (prior to the 2016 SVB Amendment, advances accrued interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%).

On March 27, 2017, the Company and SVB entered into another amendment to the SVB Credit Agreement (the “2017 SVB Amendment”), to (i) extend the maturity date of advances under the SVB Credit Agreement to April 1, 2018, (ii) modify the Company’s financial covenants under the SVB Credit Agreement to remove all prior financial standards and replace them with a liquidity ratio standard, (iii) remove or amend certain termination, anniversary and unused facility fees payable by the Company under the SVB Credit Agreement, and (iv) make certain other administrative changes.

As of April 1, 2017, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by SVIC (see Note 5). Certain of these lien priorities were modified by certain Intercreditor Agreements entered into subsequent to April 1, 2017 (see Note 10). The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of April 1, 2017 the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following as of the dates presented:

	April 1,	December 31,
	2017	2016
	(in thousands)
Convertible promissory note, SVIC, net of debt discount of $1,030 and $1,084 in 2017 and 2016, respectively	$13,970	$13,916
Accrued interest on convertible promissory note with SVIC	410	335
Notes payable and capital lease obligation	248	151
	$14,628	$14,402
Less current portion	(248)	(151)
	$14,380	$14,251

On November 18, 2015, in connection with entering into the JDLA with Samsung, the Company sold to SVIC the SVIC Note and the SVIC Warrant. The SVIC Note has an original principal amount of $15.0 million, accrues interest at a rate of 2.0% per year, is due and payable in full on December 31, 2021, and is convertible into shares of the Company’s common stock at a conversion price of $1.25 per share, subject to certain adjustments, on the maturity date of the SVIC Note. Upon a change of control of the Company prior to the maturity date of the SVIC Note, the SVIC Note may, at the Company’s option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, subject to certain adjustments, is only exercisable in the event the Company exercises its right to redeem the SVIC Note prior to its maturity date, and expires on December 31, 2025.

The SVIC Warrant was valued at $1,165,000, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $154,000 as a debt discount for professional services fees rendered in connection with the transaction.  These amounts are being amortized over the term of the SVIC Note using the effective interest method. For the three months ended April 1, 2017 and April 2, 2016, the Company amortized $54,000 and $54,000 respectively, to interest expense in the accompanying condensed consolidated statements of operations.

In connection with the SVIC Note, SVIC was granted a first priority security interest in the Company’s patent portfolio and a second priority security interest in all of the Company’s other tangible and intangible assets. Upon issuance of the SVIC Note, the Company, SVB and SVIC entered into an Intercreditor Agreement pursuant to which SVB and SVIC agreed to their relative security interests in the Company’s assets. Subsequent to April 1, 2017, the Company, SVB and SVIC entered into additional Intercreditor Agreements to modify certain of these lien priorities (see Note 10). Additionally, upon issuance of the SVIC Note and the SVIC Warrant, the Company and SVIC entered into a Registration Rights Agreement pursuant to which the Company is obligated to register with the SEC, upon demand by SVIC, the shares of the Company’s common stock issuable upon conversion of the SVIC Note or upon exercise of the SVIC Warrant.

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

Capital Lease and Notes Payable

The Company has purchased computer equipment through a capital lease.  As of April 1, 2017, the lease requires monthly payments of approximately $12,000 and matures in December 2017.

The Company finances certain of its insurance policies.  As of April 1, 2017, required payments are approximately $29,000 per month and the related financing agreements mature at various dates through September 2017.

Interest expense, including amortization of debt discounts and debt issuance costs, net of interest income, was as follows during the periods presented:

	Three Months Ended
	April 1,	April 2,
	2017	2016
	(in thousands)
Interest expense:
SVB	$13	$11
SVIC	129	129
Others	12	1
	154	141
Interest income	(6)	(4)
	$148	$137

Note 6—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates, for the periods presented:

	Three Months Ended
	April 1,	April 2,
	2017	2016

Provision for income taxes	$-	$1
Effective tax rate	-%	-%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of April 1, 2017 and December 31, 2016. Accordingly, no benefit has been recognized for net deferred tax assets. The Company’s effective tax rate differs from the federal statutory tax rate of 34% for the three months ended April 1, 2017 and April 2, 2016 due to providing the full valuation allowance against net deferred tax assets.

The Company did not have any unrecognized tax benefits as of April 1, 2017 and December 31, 2016.

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

On May 30, 2013, the Eastern District Court issued an order granting the Company’s motion to stay pending completion of the reexamination of the ‘295 patent and denied Smart Modular’s motion for preliminary injunction. On May 5, 2016, Smart Modular filed a motion to lift the stay which was granted by the Eastern District Court on September 21, 2016.  On February 15, 2017, the Company filed a new motion to stay pending completion of the reexamination of the ‘295 patent.  This motion remains pending before the Eastern District Court.

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

On October 3, 2016, the ITC instituted an investigation of the trade practices of SK hynix and certain of its subsidiaries related to its importation, sale for importation, and/or sale after importation of RDIMM and LRDIMM enterprise memory products. On November 10, 2016, the ITC set a 16-month target date of February 7, 2018, for the investigation with a final initial determination being filed no later than October 10, 2017.  Based on this target date, the ITC scheduled a hearing on the merits of the investigation which began on May 8, 2017 and concluded on May 11, 2017. On January 4, 2017, the Central District Court issued a scheduling order setting various dates including a trial date of July 10, 2018.

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

Between December 30, 2016 and January 20, 2017, SK hynix filed numerous petitions in the USPTO requesting Inter Partes Review of certain of the Company’s patents, including the patents asserted in the ITC and Central District Court.  The Company has filed Patent Owner Preliminary Responses in each of these reviews.  Based on these filings, the PTAB will determine whether or not to institute the requested reviews, likely in July or August 2017.

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

Other Contingent Obligations

In the ordinary course of its business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities to SVIC and SVB pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by the applicable loan documents; and (vi) indemnities or other claims related to certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities or may face other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments as a result of these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at April 1, 2017 or December 31, 2016. Subsequent to April 1, 2017, the Company designated 1,000,000 of its shares of preferred stock as Series A preferred stock and established the rights, preferences and privileges of this series (see Note 10).

Common Stock

On September 23, 2016, the Company completed the 2016 Offering, pursuant to which it sold 9,200,000 shares of its common stock at a price to the public of $1.25 per share.  The net proceeds to the Company from the 2016 Offering were $10.3 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

Stock-Based Compensation

The Company has stock-based compensation awards outstanding pursuant to its Amended and Restated 2006 Equity Incentive Plan, as re-approved by the Company’s stockholders on June 8, 2016 (the “Amended 2006 Plan”), under which a variety of stock-based awards, including stock options, may be granted to employees and non-employee service providers of the Company. In addition to awards granted pursuant to the Amended 2006 Plan, the Company periodically grants equity-based awards outside the Amended 2006 Plan to certain new hires as an inducement to enter into employment with the Company.

Subject to certain adjustments, as of April 1, 2017, the Company was authorized to issue a maximum of 10,205,566 shares of its common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, the maximum number of shares of common stock subject to the plan automatically increased on the first day of each calendar year from January 1, 2007 through January 1, 2016, by the lesser of (i) 5.0% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. Beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. As of April 1, 2017, the Company had 743,700 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan. Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity in the three months ended April 1, 2017:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
	(in thousands)
Options outstanding at December 31, 2016	8,798	$1.46
Options granted	1,020	1.02
Options exercised	(83)	0.74
Options expired/forfeited	(397)	1.66
Options outstanding at April 1, 2017	9,338	$1.41

The intrinsic value of stock options exercised in the three months ended April 1, 2017 was $19,000.

The following table presents the assumptions used to calculate the weighted-average grant date fair value of stock options granted by the Company during the periods presented:

	Three months ended
	April 1,	April 2,
	2017	2016
Expected term (in years)	6.1	6.1
Expected volatility	87%	113%
Risk-free interest rate	2.09%	1.66%
Expected dividends	-	-
Weighted-average grant date fair value per share	$0.75	$0.63

As of April 1, 2017, the amount of unearned stock-based compensation estimated to be expensed from the Company’s 2017 fiscal year through the Company’s 2019 fiscal year related to unvested stock options is approximately $2.4 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation expense will increase to the extent the Company grants additional stock options or other stock-based awards.

Warrants

The following is a summary of the Company’s warrant activity for the year ended December 31, 2016 and the quarter ended April 1, 2017:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Warrants outstanding - January 2, 2016	7,633	$0.59
Warrant granted	-	-
Warrants exercised	(2,709)	0.47
Warrants outstanding - December 31, 2016	4,924	$0.66
Warrant granted	-	-
Warrants exercised	-	-
Warrants outstanding - April 1, 2017	4,924	$0.66

Note 9—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At April 1, 2017 and December 31, 2016, approximately $64,000 and $64,000, respectively, of the Company’s long-lived assets, net of depreciation and amortization, were located in the PRC. Substantially all other long-lived assets were located in the United States.

Note 10—Subsequent Events

The Company has evaluated subsequent events through the filing date of the Quarterly Report on Form 10-Q in which these condensed consolidated financial statements are included and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosures in the notes thereto, other than as discussed below and elsewhere in these notes.

Rights Agreement

On April 17, 2017, the Company entered into a rights agreement (the “Rights Agreement”) with Computershare Trust Company, N.A., as rights agent.  In connection with the adoption of the Rights Agreement and pursuant to its terms, the Company’s board of directors authorized and declared a dividend of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 18, 2017 (the “Record Date”), and authorized the issuance of one Right for each share of the Company’s common stock issued by the Company (except as otherwise provided in the Rights Agreement) between the Record Date and the Distribution Date (as defined below).

Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company, when exercisable and subject to adjustment, one unit consisting of one one-thousandth of a share (a “Unit”) of Series A Preferred Stock of the Company (the “Preferred Stock”), at a purchase price of $6.56 per Unit, subject to adjustment.  Subject to the provisions of the Rights Agreement, including certain exceptions specified therein, a distribution date for the Rights (the “Distribution Date”) will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired or otherwise obtained beneficial ownership of 15% or more of the then‑outstanding shares of the Company’s common stock, and (ii) 10 business days (or such later date as may be determined by the Company’s board of directors) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.  The Rights are not exercisable until the Distribution Date and, unless earlier redeemed or exchanged by the

Company pursuant to the terms of the Rights Agreement, will expire on the earlier of (i) the close of business on April 17, 2018, the first anniversary of the adoption of the Rights Agreement, and (ii) the date of any settlement, adjudication, dismissal with prejudice, abandonment by the Company or other conclusive and final resolution of the Company’s legal proceedings against SK hynix (see Note 7).

In connection with the adoption of the Rights Agreement, the Company’s board of directors approved a Certificate of Designation of the Series A Preferred Stock (the “Certificate of Designation”) setting forth the rights, preferences and limitations of the Preferred Stock. The Company filed the Certificate of Designation with the Secretary of State of the State of Delaware on April 17, 2017.

TRGP Agreement and Related Intercreditor Agreements

On May 3, 2017, the Company and TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”), entered into an investment agreement (the “TRGP Agreement”), which generally provides that TRGP will directly fund the costs incurred by or on behalf of the Company in connection with its legal proceedings against SK hynix (see Note 7), including costs incurred since January 1, 2017 and costs to be incurred in the future (all such funded costs, collectively, the “Funded Costs”). In exchange for such funding, the Company has agreed that, if the Company recovers any proceeds in connection with the SK hynix proceedings, it will pay to TRGP the amount of the Funded Costs paid by TRGP plus an escalating premium based on when any such proceeds are recovered, such that the premium will equal a specified low-to-mid double-digit percentage of the amount of the Funded Costs and such percentage will increase by a specified low double-digit amount each quarter after a specified date until any such proceeds are recovered. In addition, pursuant to the terms of a separate security agreement between the Company and TRGP dated May 3, 2017 (the “Security Agreement”), the Company has granted to TRGP (i) a first priority lien on, and security in, the claims underlying the SK hynix proceedings and any proceeds that may be received by the Company in connection with these proceedings, and (ii) a second priority lien on, and security in, the Company’s patents that are the subject of the SK hynix proceedings.

The TRGP Agreement does not impose financial covenants on the Company. Termination events under the TRGP Agreement include, among others, any failure by the Company to make payments to TRGP thereunder upon receipt of recoveries in the SK hynix proceedings; the occurrence of certain bankruptcy events; certain breaches by the Company of its covenants under the TRGP Agreement or the related Security Agreement; and the occurrence of a change of control of the Company. If any such termination event occurs, subject to certain cure periods for certain termination events, TRGP would have the right to terminate its obligations under the TRGP Agreement, including its obligation to make any further payments of Funded Costs after the termination date. In the event of any such termination by TRGP, the Company would continue to be obligated to pay TRGP the portion of any proceeds the Company may recover in connection with the SK hynix proceedings that TRGP would have been entitled to receive absent such termination, as described above, and TRGP may also be entitled to seek additional remedies pursuant to the dispute resolution provisions of the TRGP Agreement.

In connection with the TRGP Agreement, on May 3, 2017, TRGP entered into intercreditor agreements with SVIC and SVB, and SVIC and SVB entered into an intercreditor agreement with each other (such intercreditor agreements, collectively, the “Intercreditor Agreements”). Pursuant to the terms of the Intercreditor Agreements, TRGP, SVB and SVIC have agreed to their relative security interest priorities in the Company’s assets, such that: (i) TRGP has a first priority security interest in the Company’s claims underlying the SK hynix proceedings and any proceeds that may be received by the Company in connection with these proceedings, and a second priority security interest in the Company’s patents that are the subject of the SK hynix proceedings, (ii) SVIC has a first priority security interest in the Company’s complete patent portfolio and a second priority security interest in all of the Company’s other tangible and intangible assets (other than the Company’s claims underlying and any proceeds it may receive from the SK hynix proceedings), and (iii) SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings, a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings, and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings. The Company consented and agreed to the terms of each of the Intercreditor Agreements.

In the three ended April 1, 2017, the Company excluded legal expenses of $4.2 million as a result of entering into the TRPG agreement and recorded approximately $0.7 million in prepaid and other current assets for reimbursement due the Company from TRGP for expenses already paid. Any settlement proceeds the Company recovers in connection with the SK hynix proceedings will be reduced by this amount plus the premium amount due at the time of the recovery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations (the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, including the audited consolidated financial statements and related notes included in such report (the “2016 Annual Report”), which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017. In preparing this MD&A, we presume that readers have access to and have read the MD&A included in the 2016 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC.

Unless the context indicates otherwise, all references to “Netlist,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Netlist, Inc., together with its majority and wholly owned subsidiaries.

Forward-Looking Statements

This discussion and analysis includes “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical facts and often address future events and our future performance. Words such as "anticipate," "estimate," "expect," "project," "intend," "may," “will,” “might,” "plan," "predict," "believe," "should," “could” and similar words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this discussion and analysis include statements about, among other things: our plans relating to our intellectual property, including our strategy for monetizing, licensing, expanding, and defending our patent portfolio; our expectations with respect to strategic partners, including our relationship with Samsung Electronics Co., Ltd. (“Samsung”) and the potential for commercial licensing agreements; our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio, including our pending proceedings against SK hynix Inc., a South Korean memory semiconductor supplier (“SK hynix”); our beliefs regarding the market and demand for our products; and our expectations regarding our strategy, business plans and objectives, our future operations and financial position, including future revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings. All forward-looking statements reflect management’s present expectations regarding future events and are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in or implied by any forward-looking statements. These risks and uncertainties include those described under “Risk Factors” in Part II, Item 1A of this report. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  These forward-looking statements represent our estimates and assumptions only as of the date made, and except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

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

In November 2015, we entered into a joint development and license agreement (“JDLA”) pursuant to which we and Samsung have agreed to work together to jointly develop new storage class memory technologies including a standardized product interface for NVDIMM-P memory modules in order to facilitate broad industry adoption of this new technology. The JDLA also includes comprehensive cross-licenses to our and Samsung’s patent portfolios for the purpose of developing this product interface, grants Samsung a right of first refusal to acquire our HybriDIMM technology before we offer the technology to a third party, and grants us access to competitively priced DRAM and NAND flash raw materials. The JDLA also provided for an $8.0 million non-recurring engineering (“NRE”) fee that we received from Samsung for the joint development and calls for potential marketing collaboration and for the exchange of potential monetary consideration as progress is made towards commercialization of our storage class memory product. Moreover, we believe Samsung represents an important strategic partner with a high level of technical capability in memory that can facilitate bringing our HybriDIMM technology to market. In connection with the JDLA, we also received gross proceeds of $15.0 million for our issuance of a Senior Secured Convertible Note (“SVIC Note”) and Stock Purchase Warrant (“SVIC Warrant”) to SVIC No. 28 New Technology Business Investment L.L.P., an affiliate of Samsung Venture Investment Co. (“SVIC”). See Notes 5 and 6 to the condensed consolidated financial statements included in this report for additional information.

Further, in September 2016, we took action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and two of its subsidiaries in the U.S. International Trade Commission ("ITC") and in district court. We are seeking an exclusion order in the ITC that directs U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. The evidentiary hearing in the ITC investigations will occur in May 2017, with a final initial determination expected to be issued by the ITC in October 2017. In the district court proceedings, we are primarily seeking damages. Our patents involved in the proceedings cover key features of RDIMM and LRDIMM, which we believe are strategic product lines for SK hynix that together account for a significant portion of SK hynix's total revenue and profits. We have recently taken steps to solidify our position and strategy in connection with our proceedings against SK hynix, including establishing a funding arrangement for our costs associated with these proceedings and adopting a rights agreement to implement a standard “poison pill,” which are discussed further below.

We recorded total net revenues of $9.4 million, $1.2 million, $19.7 million and $8.0 million and we incurred net losses of $3.3 million. $1.4 million, $11.2 million and $20.5 million for the three months ended April 1, 2017 and April 2, 2016 and for the years ended December 31, 2016 and January 2, 2016, respectively. We have historically financed our operations primarily through issuances of equity and debt securities and revenues generated from operations, including product sales and NRE revenues from the JDLA. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Liquidity and Capital Resources” below for further information.

Recent Developments

Extension of SVB Credit Agreement

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

Establishment of Funding Arrangement and Rights Agreement for SK hynix Proceedings

In April 2017, we established a funding arrangement and a rights agreement in connection with our strategy for our proceedings against SK hynix, each of which is described below.

TRGP Agreement

On May 3, 2017, we entered into an investment agreement (the “TRGP Agreement”) with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”), which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with our proceedings against SK hynix, including costs previously incurred since January 1, 2017 and costs to be incurred in the future. In exchange for such funding, we have agreed that, if we recover any proceeds in connection with the SK hynix proceedings, we will pay to TRGP the amount of its funding plus an escalating premium based on when any such proceeds are recovered, such that the premium will equal a specified low-to-mid double-digit percentage of the amount of TRGP’s funding and such percentage will increase by a specified low double-digit amount each quarter after a specified date until any such proceeds are recovered. In addition, we have granted to TRGP a first priority security interest in the claims underlying the SK hynix proceedings and any proceeds we may receive in connection with these proceedings, and a second priority security interest in our patents that are the subject of these proceedings. We have established this funding arrangement in order to provide us with increased security that we will be able to vigorously pursue our claims against SK hynix through their final resolution.

Rights Agreement

On April 17, 2017, we adopted a short-term rights agreement to implement a standard “poison pill.” In general terms, for so long as the rights issued under the rights agreement are outstanding, which is expected to be no longer than 12 months, the rights agreement prevents any person or group from acquiring a significant percentage of our outstanding capital stock or attempting a hostile takeover of our Company by significantly diluting the ownership percentage of such person or group. As a result, the rights agreement has a significant anti-takeover effect. Our board of directors approved the rights agreement as part of our strategy in connection with our proceedings against SK hynix, with the intent of disconnecting our market capitalization from the damages calculations and any settlement negotiations that may develop in connection with these proceedings.

Key Business Metrics

The following describes certain line items in our condensed consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Product Sales

Net product sales consist primarily of sales of our high-performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We do not have long-term agreements with any of our customers. Instead, sales are made primarily pursuant to standard purchase orders.  Although original equipment manufacturer (“OEM”) customers typically provide us with non-binding forecasts of future product demand over specific periods of time, they generally place orders with us no more than two weeks in advance of the desired delivery date. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of key product components, including DRAM ICs and NAND flash. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship our products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars.

We also resell certain Samsung products that we purchase under the terms of our JDLA with Samsung to certain end-customers that are not reached in Samsung’s distribution model, including storage customers, appliance customers, system builders and cloud and datacenter customers. In the three months ended April 1, 2017 and April 2, 2016, resales of these products represented approximately 91% and 1% of our net product sales, respectively, and we expect resales of these products may continue to increase over time. Additionally, we sell excess component inventory of DRAM ICs and NAND flash to distributors and other users of memory integrated circuits. Component inventory sales are a relatively small percentage of net product sales, due in part to our efforts to diversify our customer base and our product line. This diversification effort has also allowed us to use components in a wider range of memory subsystems. We expect that component inventory sales will continue to represent a minimal portion of our net product sales in future periods.

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

The DRAM ICs and NAND flash incorporated into our products constitute a significant portion of our cost of sales, and thus our cost of sales will fluctuate based on the cost of DRAM ICs and NAND flash. We attempt to pass through these DRAM IC and NAND flash cost fluctuations to our customers by frequently renegotiating pricing prior to the placement of their purchase orders. However, the sales prices of our memory subsystems can also fluctuate due to competitive conditions in our key customer markets that are unrelated to the cost of DRAM ICs and NAND flash, which affects our gross margin. In addition, we have in the past experienced supply chain disruptions and shortages of DRAM and NAND flash required to create our HyperCloud, NVvault and Planar X VLP products, which can cause fluctuations in our net product sales and gross profits. In addition, the gross margin on our sales of any excess component DRAM IC and NAND flash inventory, as well as on our resales of Samsung products, is much lower than the gross margin on our sales of our memory subsystems. As a result, fluctuations in DRAM IC and NAND flash inventory sales and Samsung product resales as a percentage of our sales could impact our overall gross margin.

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

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for patent filings, protection and enforcement. We anticipate that intellectual property legal fees will increase in future periods as we seek to continue to protect and expand our patent portfolio. With respect to our legal fees for the SK hynix proceedings that are covered by the TRPG Agreement, any cash proceeds we may receive upon resolution of these proceedings will be reduced by the aggregate amount of the legal fees paid by TRGP plus the premium owed under the TRGP Agreement, all of which will be owed to TRGP at the time of any such cash recovery.

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

Provision for Income Taxes

The federal statutory tax rate was 34% for the three months ended April 1, 2017 and April 2, 2016. Our effective tax rate differs from the statutory rate because we provide a full valuation allowance against net deferred tax assets, and accordingly we did not recognize an income tax benefit related to losses incurred for the three months ended April 1, 2017 and April 2, 2016.

Factors Affecting Our Performance and Business Risks and Uncertainties

Our performance, financial condition and prospects are affected by a number of factors, and are exposed to a number of risks and uncertainties. See the discussion of certain major factors affecting our performance in the MD&A included in our 2016 Annual Report, and see the discussion of certain risks that we face under “Risk Factors” in Part II, Item 1A of this report.

Critical Accounting Policies and Use of Estimates

The preparation of our condensed consolidated financial statements included in this report in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net revenues and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. We base our estimates on our historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. We review our estimates on an on-going basis. Actual results may differ from these estimates, which may result in material adverse effects on our consolidated operating results and financial position. We believe the following critical accounting policies involve our more significant assumptions and estimates used in the preparation of our condensed consolidated financial statements included in this report: provisions for uncollectible receivables and sales returns; warranty liabilities; valuation of inventories; fair value of financial instruments; recoverability of long-lived assets; valuation of stock-based transactions; estimates for completion of NRE and other revenue milestones; and realization of deferred tax assets.

Our critical accounting policies and estimates are discussed in the MD&A included in our 2016 Annual Report. For the three months ended April 1, 2017, there were no material changes to our critical accounting policies.

Results of Operations

The following table presents each line item of our condensed consolidated statement of operations as a percentage of total net revenues for the three months ended April 1, 2017 compared to three months ended April 2, 2016:

	Three Months Ended
	April 1,	April 2,
	2017	2016

Net product sales	100%	25%
NRE revenues	-	75
Total net revenues	100	100
Cost of sales	93	25
Gross profit	7	75
Operating expenses:
Research and development	16	36
Intellectual property legal fees	5	18
Selling, general and administrative	20	49
Total operating expenses	41	103
Operating loss	(34)	(28)
Other expense, net:
Interest expense, net	(2)	(3)
Other income (expense), net	0	0
Total other expense, net	(2)	(3)
Loss before provision for income tax	(35)	(31)
Provision for income taxes	-	-
Net loss	(35)%	(31)%

Net Product Sales, NRE Revenues, Cost of Sales and Gross Profit

The following table presents net product sales, NRE revenues, cost of sales and gross profit for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1,	April 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Net product sales	$9,426	$1,171	$ 8,255	705%
NRE revenues	-	3,429	(3,429)	100%
Total net revenues	9,426	4,600	4,826	105%
Cost of sales	8,746	1,149	7,597	661%
Gross profit	$680	$3,451	$ (2,771)	(80)%
Gross margin	7.2%	75.0%	(67.8)%

Net Product Sales

The increase in our net product sales for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016 resulted primarily from increases of $5.9 million in sales of NAND flash, primarily sourced from Samsung under our JDLA and $2.4 million in sales of other small outline dual in-line memory module (“SODIMM”) and registered dual in-line memory module (“RDIMM”) products. Our two largest customers in the three months ended April 2, 2016, which accounted for 28% and 12% of our net product sales in the period, respectively, made significantly fewer purchases and contributed less than 1% of our net product sales in the three months ended April 1, 2017, while our two largest customers in the three months ended April 1, 2017, which accounted for 15% and 11% of our net product sales in the period, were new customers in the fourth quarter of 2016 and made no purchases and contributed no net product sales in the three months ended April 2, 2016.

NRE Revenues

The decrease in NRE revenues for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016 resulted from the recognition of revenues from the NRE fee for engineering services performed under our JDLA with Samsung, in which we completed the engineering services required under the initial phase of the agreement in 2016.

Cost of Sales, Gross Profit and Gross Margin

The increase in our cost of sales for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016 resulted primarily from increased costs associated with our increased product sales between periods. The decrease in our gross margin in the three months ended April 1, 2017 as compared to the three months ended April 2, 2016 resulted primarily from the decrease of NRE revenues from the JDLA, partially offset by increased sales of NAND flash and other SODIMM and RDIMM products. Our gross margin in all periods is impacted by the mix of products that we sell, as our sales of NAND flash and other components, including resales of certain Samsung products, result in lower gross margins than sales of our memory subsystems and other specialty DIMM products.

Research and Development

The following table presents research and development expenses for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1,	April 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Research and development	$1,496	$1,646	$(150)	(9)%

The decrease in research and development expenses in the three months ended April 1, 2017 as compared to the three months ended April 2, 2016 of $0.15 million resulted primarily from a decrease of (i) $0.1 million in headcount, overhead and travel expenses (ii) $0.03 million in product research expenses and (iii) $0.03 million in professional and outside services fees.

Intellectual Property Legal Fees

The following table presents intellectual property legal fees for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1,	April 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Intellectual property legal fees	$466	$823	$(357)	(43)%

The decrease in intellectual property legal fees for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016 resulted primarily from a decrease between periods in legal fees incurred for certain trade secret litigation, and our establishment of the TRGP Agreement to finance the legal fees and costs incurred in the 2017 period in connection with our legal proceedings against SK hynix.

Selling, General and Administrative

The following table presents selling, general and administrative expenses for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1,	April 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Selling, general and administrative	$1,914	$2,265	$(351)	(15)%

he decrease in selling, general and administrative expense for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016 resulted primarily from a decrease of $0.4 million in sales and marketing headcount costs and related overhead and travel expenses.

Other Expense, Net

The following tables present other expense, net for the three months ended April 1, 2017 and April 2,2016:

	Three Months Ended
	April 1,	April 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Interest expense, net	$(148)	$(137)	$11	8%
Other income (expense), net	2	8	6	(75)%
Total other expense, net	$(146)	$(129)	$17	13%

The increase in interest expense, net, for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016 resulted primarily from increased interest incurred in the first quarter of 2017 on borrowings under the SVB Credit Agreement. The increase in other income (expense), net, was not significant between periods.

Provision for Income Taxes

The following table presents the provision for income taxes for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1,	April 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Provision for income taxes	$-	$1	$(1)	(100)%

The federal statutory rate was 34% for the three months ended April 1, 2017 and April 2, 2016.  In both the 2017 and 2016 periods, we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carryforwards.  In the 2017 and 2016 periods, our effective tax rate differed from the statutory rate primarily due to the valuation allowance on newly generated loss carryforwards.

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

Working Capital and Cash and Cash Equivalents

The following table presents working capital and cash and cash equivalents as of April 1, 2017 and December 31, 2016:

	April 1,	December 31,
	2017	2016
	(in thousands)
Working capital	$10,202	$13,043
Cash and cash equivalents(1)	$7,770	$9,476

(1)	Included in working capital.

Our working capital decreased for the three months ended April 1, 2017, primarily as a result of an increase in our accounts payable of approximately $2.2 million and an increase in our borrowings under the SVB Credit Agreement of approximately $0.7 million for the purchase of additional inventory to support the increase in our product sales and to fund our operations.

Cash Provided by (Used in) in the Three Months Ended April 1, 2017 and April 2, 2016

The following table summarizes our cash flows for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1,	April 2,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,349)	$(4,639)
Investing activities	(30)	(139)
Financing activities	673	(16)
Net change in cash and cash equivalents	$(1,706)	$(4,794)

Operating Activities

Net cash used in operating activities for the three months ended April 1, 2017 was primarily the result of a net loss of $3.3 million, partially offset by (i) approximately $0.5 million in net non-cash operating expenses, primarily consisting of stock-based compensation, depreciation and amortization, interest accrued on convertible debt and amortization of debt discounts, and (ii) approximately $0.5 million in net cash provided by operating activities due to changes in operating assets and liabilities, primarily from an increase in accounts payable of approximately $2.2 million and a decrease in accounts receivable of approximately $0.5 million, partially offset by increases in inventory and prepaid expenses and other assets of approximately $1.3 million and $0.6 million, respectively, and a decrease in accrued payroll and related liabilities of approximately $0.3 million. The decrease in accounts receivable between periods was primarily due to faster collection of our accounts receivable. The increase in inventories between periods was primarily due to our purchase of additional inventory to support the increase in our product sales. The increase in accounts payable between periods was primarily due to increased purchases of inventory.

Net cash used in operating activities for the three months ended April 2, 2016 was primarily the result of a net loss of $1.4 million and approximately $3.9 million in net cash used in operating activities due to changes in operating assets and liabilities, primarily from changes in deferred revenue, inventories, accounts receivable, prepaid expenses and other assets and accounts payable, partially offset by approximately $0.6 million in net non-cash operating expenses, which were primarily comprised of depreciation and amortization, amortization of debt discounts and stock-based compensation.

Investing Activities

Net cash used in investing activities for three months ended April 1, 2017 and April 2, 2016 was primarily the result of our purchases of property and equipment during the periods.

Financing Activities

Net cash provided by financing activities for the three months ended April 1, 2017 was primarily the result of net borrowings of approximately $0.7 million under the SVB Credit Agreement and net proceeds from the exercise of equity awards of approximately $0.06 million, partially offset by payments on outstanding debt of approximately $0.1 million. Net cash used in financing activities for three months ended April 2, 2016 was primarily the result of payments on our outstanding debt, partially offset by proceeds from the exercise of employee stock options.

Capital Resources

Our sources of cash have historically consisted of proceeds from issuances of equity and debt securities and revenues generated from operations, including product sales and NRE revenues from our JDLA. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements.

SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provides that we may borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement expires April 1, 2018.

As of April 1, 2017, we had outstanding borrowings under the SVB Credit Agreement of $1.4 million. We made no borrowings under the SVB Credit Agreement in the three months ended April 2, 2016.  As of April 1, 2017 and December 31, 2016, we had borrowing availability under the SVB Credit Agreement of approximately $0.01 million and $0.8 million, respectively.

SVIC Note and SVIC Warrant

On November 18, 2015, we issued to SVIC the SVIC Note and the SVIC Warrant. The SVIC Note has an original principal amount of $15.0 million, accrues interest at a rate of 2.0% per year, is due and payable in full on December 31, 2021, and is convertible into shares of our common stock at a conversion price of $1.25 per share, subject to certain adjustments, on the maturity date of the SVIC Note. The SVIC Warrant grants SVIC a right to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.30 per share, subject to certain adjustments, is only exercisable in the event we exercise our right to redeem the SVIC Note prior to its maturity date, and expires on December 31, 2025.  Proceeds from the SVIC Note were used to repay a former loan from a different lender.

2016 Offering

On September 23, 2016, we completed a registered firm commitment underwritten public offering (the “2016 Offering”), pursuant to which we sold 9,200,000 shares of our common stock at a price to the public of $1.25 per share.  The net proceeds to us from the 2016 Offering were $10.3 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

TRGP Agreement

On May 3, 2017, we entered into the TRGP Agreement, which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with our legal proceedings against SK hynix, including costs previously incurred since January 1, 2017 and costs to be incurred in the future.

Equipment Leasing Arrangements

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Although equipment leases did not contribute material cash during the periods covered by this report, they continue to be a financing alternative that we may pursue in the future.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing cash balance, together with cash provided by our operations and borrowing availability under the SVB Credit Agreement, and taking into account cash expected to be used in our operations and the funding to be received under the TRGP Agreement, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our capital requirements will depend on many factors, including, among others: the acceptance of, and demand for, our products; our levels of net product sales and any other revenues we may receive, including NRE, license, royalty or other fees; the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies; the costs of developing, improving and maintaining our internal design, testing and manufacturing processes; the costs associated with defending and enforcing our intellectual property rights; and the nature and timing of acquisitions and other strategic transactions in which we participate, if any.

Although we expect to rely in the near term on our existing cash balance, cash provided by our operations, payments under the TRGP Agreement and borrowing availability under the SVB Credit Agreement, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. We may not be able to obtain capital when needed, on terms acceptable to us or at all.

Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to significantly modify our business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. Modification of our business model and operations could result in an impairment of assets, the effects of which cannot be determined. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization or have other material consequences. If we pursue asset or technology sales or licenses or other alternative financing arrangements to obtain additional capital, our operational capacity may be limited and any revenue streams or business plans that are dependent on the sold or licensed assets may be reduced or eliminated. Moreover, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs, which would reduce the benefit of the capital received from the transaction.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 1, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”)and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended April 1, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under “Litigation and Patent Reexaminations” in Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making any investment decision with respect to our securities, you should carefully consider each of the following risk factors as well as the other information in this report.  Each of these risk factors, either alone or taken together, could adversely affect our business, operating results, financial condition, ability to access capital resources and future growth prospects, as well as the value of an investment in our common stock. As a result, you could lose some or all of any investment you have made or may make in our common stock. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this report, including our condensed consolidated financial statements and the related notes. The risks described below are not the only ones we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business operations and financial position.

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

We believe that, taking into account our planned activities and our sources of capital, we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses.

Our capital requirements will depend on many factors, including, among others:

•	the acceptance of, and demand for, our products;

•	our success, and that of our strategic partners, in developing and selling products derived from our technology;

•	the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies;

•	the costs of developing, improving and maintaining our internal design, testing and manufacturing processes;

•	the costs associated with defending and enforcing our intellectual property rights;

•	our results of operations, including our levels of net product sales and any other revenues we may receive, including non-recurring engineering (“NRE”), license, royalty or other fees;

•	the amount and timing of vendor payments and the collection of receivables, among other factors affecting our working capital;

•	our receipt of cash proceeds from the exercise of outstanding stock options or warrants to acquire our common stock;

•	the nature and timing of acquisitions and other strategic transactions in which we participate, if any; and

•	the costs associated with the continued operation, and any future growth, of our business.

We expect to rely in the near term on cash provided by our operations, funds raised pursuant to recent issuances of debt and equity securities, such as our November 2015 issuance of convertible debt to an affiliate of Samsung Venture Investment Co., Samsung Venture Investment Co. (“SVIC”), and our September 2016 public offering of common stock, our new funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”), for costs associated with certain of our legal proceedings, and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. We may not be able to obtain capital when needed, on terms acceptable to us or at all.

Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to significantly modify our business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. Modification of our business model and operations could result in an impairment of assets, the effects of which cannot be determined. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization or have other material consequences. If we pursue asset or technology sales or licenses or other alternative financing arrangements to obtain additional capital, our operational capacity may be limited and any revenue streams or business plans that are dependent on the sold or licensed assets may be reduced or eliminated. Moreover, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs, which would reduce the benefit of the capital received from the transaction.

We have incurred a material amount of indebtedness to fund our operations, the terms of which have required us to pledge substantially all of our assets as security. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity.

We have incurred debt under our convertible note issued to SVIC, our credit facility with SVB, and our new funding arrangement with TRGP. In connection with these debt and other arrangements, we have granted security interests to SVIC, SVB and TRGP in our various assets, such that all of our tangible and intangible assets, including our complete patent portfolio, are subject to one or more outstanding liens held by one or more of these parties. The SVIC and SVB debt instruments and the TRGP investment agreement contain customary representations, warranties and indemnification provisions, as well as affirmative and negative covenants that, among other things, restrict our ability to:

•	incur additional indebtedness or guarantees;

•	incur liens;

•	make investments, loans and acquisitions;

•	consolidate or merge;

•	sell or exclusively license assets, including capital stock of subsidiaries;

•	alter our business;

•	change any provision of our organizational documents;

•	engage in transactions with affiliates;

•	make certain decisions regarding certain of our outstanding legal proceedings without consulting with or obtaining consent from certain of these parties; and

•	pay dividends or make distributions.

The SVIC and SVB debt instruments and the TRGP investment agreement also include events of default, including, among other things, payment defaults, any breach by us of representations, warranties or covenants, certain bankruptcy events and certain material adverse changes. If an event of default were to occur under any of these instruments or agreements and we were unable to obtain a waiver for the default, the counterparties could, among other remedies, accelerate our obligations under the debt instrument or other agreement and exercise their rights to foreclose on their security interests, which would cause substantial harm to our business and prospects.

Additionally, incurrence and maintenance of this or other debt could have material adverse consequences on our business and financial condition, such as:

●

requiring us to dedicate a portion of our cash flows from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements;

●	increasing our vulnerability to adverse economic and industry conditions;

●	limiting our flexibility in planning for or reacting to changes and opportunities in our business and industry, which may place us at a competitive disadvantage; and

●	limiting our ability to incur additional debt when needed, on acceptable terms or at all.

We are involved in and expect to continue to be involved in costly legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others.

As is common in the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. We are currently involved in litigation and proceedings at the U.S. Patent and Trademark Office (“USPTO”) and Patent Trial and Appeal Board (“PTAB”) based on alleged third-party infringement of our patents, and lawsuits claiming that we are infringing others’ intellectual property rights also have been and may in the future be brought against us.

The process of obtaining and protecting patents is inherently uncertain. In addition to the patent issuance process established by law and the procedures of the USPTO, we must comply with administrative procedures of the Joint Electron Device Engineering Council (“JEDEC”) to protect our intellectual property within its industry standard-setting process. These procedures evolve over time, are subject to variability in their application and may be inconsistent with each other. Failure to comply with the USPTO’s or JEDEC’s administrative procedures could jeopardize our ability to claim that our patents have been infringed.

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

Litigation is inherently uncertain. An adverse outcome in existing or any future litigation could force us to, among other things:

•	relinquish patents or other protections of our technologies if they are invalidated, which would enable our competitors and others to freely use this technology;

•	compete with products that rely upon technologies and other intellectual property rights that we have developed and that we believe we have the right to protect from third-party use;

•	accept terms of an arrangement to license our technologies to a third party that are not as favorable as we might expect;

•	cease manufacturing and/or selling products or using certain processes that are claimed to be infringing a third party’s intellectual property;

•	pay damages (which in some instances may be three times actual damages), including royalties on past or future sales, if we are found to infringe a third party’s intellectual property;

•	seek a license from a third -party intellectual property owner to use its technology in our products, which may not be available on reasonable terms or at all; or

•	redesign any products that are claimed to be infringing a third party’s intellectual property, which may not be possible to do in a timely manner, without incurring significant costs or at all.

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

We are involved in and expect to continue to be involved in legal proceedings at the ITC and related enforcement actions to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States, as well as legal proceedings in district court to seek damages for the alleged patent infringement. Our involvement in these proceedings, as well as steps we have taken to implement certain of our strategies in connection with these proceedings, subject us to a number of risks.

On September 1, 2016, we took action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix Inc., a South Korean memory semiconductor supplier (“SK hynix”), and two of its subsidiaries in the U.S. International Trade Commission (“ITC”) and in district court. We are seeking an exclusion order in the ITC that directs U.S. Customs and Border Protection to stop allegedly infringing SK hynix registered dual in-line memory module (“RDIMM”) and load reduced dual in-line memory modules ("LRDIMM") products from entering the United States. ITC investigations typically proceed on an expedited basis. The evidentiary hearing in the ITC investigation will occur in May 2017, with a final initial determination expected to be issued by the ITC in October 2017, but there can be no guarantee that our proceedings will follow such a timeline.

Intellectual property litigation is expensive and time‑consuming, regardless of the merits of any claim, and could divert management’s attention from operating our business. Even if we are successful at the ITC, we would then need to enforce the order which is expensive, time consuming and could divert management’s attention from operating our business. In addition, lawsuits in the ITC and in district courts are subject to inherent uncertainties due to the complexity of the technical issues involved, and we may not be successful in our actions. Moreover, if we are countersued by SK hynix and lose the suit, we could be required to pay substantial damages or lose some of our intellectual property protections. Furthermore, we may not be able to reach a settlement with SK hynix to license our patent portfolio, and even if we are able to reach a settlement, the terms of the arrangement may not be as favorable as we anticipated. Any of the foregoing could cause us to incur significant costs, decrease the perceived value of our intellectual property and materially adversely affect our business, financial condition or results of operations.

We have recently taken steps to solidify our position and strategy in connection with our proceedings against SK hynix. In April 2017, we established a funding arrangement with TRGP, which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with the SK hynix proceedings, and in exchange for such funding, we have agreed to pay to TRGP the amount of its funding plus an escalating premium starting at a low-to-mid double-digit percentage of the amount of its funding if and when we recover any proceeds from the proceedings, and we have granted to TRGP a first priority lien on the claims underlying the proceedings and any proceeds received from the proceedings and a second priority lien on our patents that are the subject of the proceedings. We established this funding arrangement in order to provide us with increased security that we will be able to vigorously pursue our claims against SK hynix through their final resolution, but the arrangement also involves certain risks, including, among others, our obligation to use a portion of any proceeds we may receive from these proceedings to repay the funded amounts at a premium, which premium would increase the longer the proceedings remain unresolved, and our obligation to consult with or obtain consent from TRGP in connection with certain decisions or other matters relating to the SK hynix proceedings.

In addition, in April 2017, we adopted a short-term rights agreement to implement a standard “poison pill.” In general terms, for so long as the rights issued under the rights agreement are outstanding, which is expected to be no longer than 12 months, the rights agreement prevents any person or group from acquiring a significant percentage of our outstanding capital stock or attempting a hostile takeover of our Company by significantly diluting the ownership percentage of such person or group. As a result, the rights agreement has a significant anti-takeover effect. Our board of directors approved the rights agreement as part of our strategy in connection with our proceedings against SK hynix, with the intent of disconnecting our market capitalization from the damages calculations and any settlement negotiations that may develop in connection with these proceedings. However, the rights agreement may not have the intended, or any, impact on these proceedings or any related settlement negotiations, but would have the anti-takeover effect of any standard “poison pill” and thus would involve the risks associated with these anti-takeover effects, which are described elsewhere in these risk factors.

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

Our revenues and results of operations have been substantially dependent on single products or product categories, including NVvault in historical periods and Samsung products in recent periods. Revenue lost from any decline in sales of these products, such as the recent decline in NVvault product sales, may be challenging to replace and could significantly harm our performance.

We are and have historically been substantially dependent on sales of single products or product categories. For instance, for our fiscal year ended January 2, 2016, our NVvault non-volatile dual in-line memory modules ("NVDIMM") used in cache-protection and data-logging applications, including our NVvault battery‑free, the flash‑based cache system, accounted for approximately 20% of our net product sales, and for our fiscal year ended December 31, 2016 and our fiscal quarter ended April 1, 2017, our resales of certain Samsung products that we purchase under the terms of our Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”) to certain end-customers that are not reached in Samsung’s distribution model accounted for approximately 21% and 91% of our net product sales, respectively. Demand for these products could decline at any time for a number of reasons, including, among others, product obsolescence, introduction of more advanced or otherwise superior competing products by our competitors, the ability to obtain these products or substitute products from alternate sources, or the other risk factors described in this Item 1A. Further, we have no long-term purchase agreements or other commitments with respect to sales of any of our products. As a result, any decline in demand for these products from us would result in our reduced sales of these products, which could materially adversely impact our revenues and results.

For example, we have experienced a sharp decline in NVvault sales in recent years, due in large part to our loss of our former most significant NVvault customer, Dell, beginning in 2012. We recognized no NVvault sales to Dell in the three months ending April 1, 2017 or April 2, 2016 and we expect no future demand from Dell for these products.  In order to leverage our NVvault technology and secure one or more new key customers, we continue to pursue additional qualifications of NVvault with other original equipment manufacturers (“OEMs”) and to target new customer applications, such as online transaction processing, virtualization, Big Data analytics, high speed transaction processing, high-performance database applications and in‑memory database applications. We also introduced EXPRESSvault in March 2011 and the next-generation of EXPRESSvault (EV3) in July 2015, and we continue to pursue qualification of the next-generation DDR3 NVvault and DDR4 NVvault with customers. Our future operating results will depend on our ability to commercialize these NVvault product extensions, as well as our other products such as HybriDIMM and other high‑density and high-performance solutions. HybriDIMM is still under development and may require additional investment and the services and attention of key employees who have competing demands on their available time. Although we believe that our JDLA with Samsung may advance the development of this product, our partnership with Samsung and any other steps we take to further the development of this or any other products in development could fail. If we are not successful in expanding our qualifications or marketing any new or enhanced products, we will be unable to secure revenues sufficient to replace lost NVvault revenues and our results of operations and prospects could be materially harmed.

In addition, significant sales of certain products could impact our costs and our margins. For instance, our resales of Samsung products, which contributed a significant portion of our net product sales in 2016 and in our first quarter of 2017, carry lower gross margin than sales of our own products. As a result, any increase in sales of these products in future periods could reduce our overall gross profit margin.

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

We have invested significant research and development time and costs into the design of application‑specific integrated circuits (“ASIC”) and hybrid devices, including our NVvault family of products and most recently our next-generation HybriDIMM memory subsystem. These products are subject to increased risks as compared to our legacy products. For example:

●

we are dependent on a limited number of suppliers for the dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) and ASIC devices that are essential to the functionality of these products, and in the past we have experienced supply chain disruptions and shortages of DRAM and NAND flash memory (“NAND flash”) required to create our NVvault family of products as a result of issues that are specific to our suppliers or the industry as a whole;

●

our products are generally subject to a product approval and qualification process with customers before purchases are made and we have experienced a longer qualification cycle than anticipated with some of these products, including our HyperCloud memory subsystems;

●	the NVvault products or other new products such as HybriDIMM may contain currently undiscovered flaws, the correction of which could result in increased costs and time to market; and

●

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

Sales to a small number of varying customers represent a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

Sales to small number of customers represent a substantial portion of our net product sales. Approximately 15% and 11% of our net product sales in the three months ended April 1, 2017 were to two customers, which were new customers in the fourth quarter of 2016. Approximately 28% and 12% of our net product sales in the three months ended April 2, 2016 were to two customers, both of which purchased few products and contributed only a small portion of our revenues in 2017. The composition of major customers and their respective contributions to our net product sales have varied and will likely continue to vary from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell.

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

Our ability to fulfill customer orders or produce qualification samples is dependent on a sufficient supply of field-programmable gate arrays (“FPGAs”), ASICs, DRAM ICs and NAND flash, which are essential components of our memory subsystems. In addition, we resell some of the components that we purchase from Samsung under the terms of our JDLA to certain end-customers that are not reached in Samsung’s distribution model, including small to medium storage customers, appliance customers, system builders and cloud and datacenter customers. We have no long‑term supply contracts for any of these components. Further, there are a relatively small number of suppliers of these components and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, including Samsung Semiconductor, Inc., from which we obtained a large portion of our total inventory purchases in 2016 and the first quarter of 2017. We also use consumables and other components, including printed circuit boards (“PCBs”), to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

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

In order to develop and introduce new or enhanced products and technologies, we need to:

•	retain and continue to attract new engineers with expertise in high-performance modular memory subsystems and our key technology competencies;

•	identify and adjust to the changing requirements of our existing and potential future customers;

•	identify and adapt to emerging technological trends and evolving industry standards in our markets;

•	continue to develop and enhance our design tools, manufacturing processes and other technologies that allow us to produce attractive and competitive products;

•	design and introduce cost-effective, innovative and performance-enhancing features that differentiate our products and technologies from those of our competitors;

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in our patent applications will be allowed. As of April 1, 2017, we had 68 U.S. and foreign patents issued, 1 German utility model and 42 pending patent applications worldwide. Although we intend to continue filing patent applications with respect to the new processes and technologies that we develop, patent protection may not be available for some of these processes or technologies, in which case they may remain unprotected from use by third parties, including our competitors.

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

Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry.

Adverse changes in domestic and global economic and political conditions have made it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and these conditions have caused and could continue to cause U.S. and foreign businesses to slow or decrease spending on our products and services. For instance, the current political instability in Korea could impact our operations and financial condition as a result of our dependence on Samsung, a South Korean based company, as a key supplier and strategic partner, and our ongoing legal proceedings against SK hynix. In addition, sales of our products are dependent upon demand by OEMs in the server, high-performance computing and communications markets, as well as by storage customers, appliance customers, system builders and cloud and datacenter customers. These markets are characterized by wide fluctuations in product supply and demand. Additionally, these markets have been cyclical and have experienced significant downturns, often connected with or in anticipation of maturing product cycles, reductions in technology spending and declines in general economic conditions. During these downturns, product demand diminishes, production capacity exceeds demand, inventory levels increase and average selling prices decline, all of which would materially adversely impact our business and operating results. Additionally, such a downturn could decrease the perceived value of our intellectual property portfolio and result in reduced ability to pursue our goal of monetizing this portfolio.

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

We evaluate opportunities to acquire businesses or technologies or pursue other strategic transactions, including collaboration or joint development arrangements such as our JDLA with Samsung that might complement our current product offerings or enhance our intellectual property portfolio or technical capabilities. We have no experience acquiring other businesses or technologies. Acquisitions and other strategic transactions entail a number of risks that could adversely affect our business and operating results, including, among others:

•	difficulties in integrating the operations, technologies or products of acquired companies or working with third parties with which we may partner on joint development or collaboration relationships;

•	the diversion of management’s time and attention from the daily operations of the business;

•	insufficient increases in revenues to offset increased expenses associated with an acquisition or strategic transaction;

•	difficulties retaining business relationships with our existing suppliers and customers or the suppliers and customers of an acquired company;

•	overestimation of potential synergies or a delay in realizing these synergies;

•	entering markets in which we have no or limited experience and in which competitors have stronger market positions;

•	the potential loss of key employees of our Company or an acquired company;

•	exposure to contingent liabilities of an acquired company;

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

Our operating results have fluctuated significantly in the past, and we expect they will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these quarterly and annual fluctuations include, among others, the other risk factors described in this Item 1A. Due to the various factors described herein and others, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. As a result of the significant fluctuations of our operating results in prior periods, period-to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on these comparisons.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of May 11, 2017, 9.1% of our outstanding common stock was held by our directors and officers, including 8.2% held by Chun K. Hong, our Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

Anti-takeover provisions under our charter documents and Delaware law, as well as our recently adopted rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. Further, in April 2017, we adopted a rights agreement that would, under certain specified circumstances and for so long as the rights issued under the rights agreement are outstanding, give the holders of our common stock the right to acquire additional shares of our capital stock, which would make it more difficult for a third party to acquire a significant percentage of our outstanding capital stock or attempt a hostile takeover of our Company. These and other provisions in our certificate of incorporation and bylaws and of Delaware law, as well as the existence of our rights agreement, could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our board of directors, including a merger, tender offer, proxy contest or other change of control transaction involving our Company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then-current market price for our common stock.

The price and trading volume of our common stock has and may continue to fluctuate significantly.

Our common stock has been publicly traded since November 2006. The price and trading volume of our common stock are volatile and have in the past fluctuated significantly. This volatility could continue, in which case an active trading market in our common stock may never be sustained and stockholder may not be able to sell their shares at the desired time or the desired price. The market price at which our common stock trades may be influenced by many factors, including, among others, the following:

•	our operating and financial performance and prospects, including our ability to achieve and sustain profitability in the future;

•	investor perception of us and the industry in which we operate;

•	the availability and level of research coverage of and market-making in our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	any financial projections we may provide to the public, any changes to these projections or our failure to meet these projections;

•	our announcement of significant strategic transactions or relationships or the initiation of legal proceedings, including patent infringement actions;

•	the results of legal proceedings in which we are involved;

•	sales of newly issued common stock or other securities or the perception that such sales may occur; and

•	general political, economic and market conditions, including volatility or uncertainty in these conditions.

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

During 2015 and into early 2016, as well as during April and early May of 2017, there have been periods in which we were not compliant with various applicable continued listing standards of the NASDAQ Stock Market (“NASDAQ”), including NASDAQ’s rule requiring that the bid price of our common stock close at or above a minimum of $1.00 per share. Although we received compliance letters from NASDAQ notifying us that we had regained compliance with the applicable continued listing requirements and we believe we are currently in compliance with all such requirements for the NASDAQ Capital Market, we may again fail to comply with these requirements in the future. In that case, we would receive additional deficiency letters from NASDAQ and our common stock could be delisted from trading on the NASDAQ Capital Market. Such a delisting could cause our common stock to be classified as a “penny stock,” among other potentially detrimental consequences, any of which could significantly impact our stockholders’ ability to sell their shares of our common stock or to sell these shares at a price that a stockholder may deem acceptable.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index that immediately follows the signature page to this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2017		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
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

3.1.1

Certificate of Designation of the Series A Preferred Stock of Netlist, Inc. (incorporated by reference to exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2017).

3.2	Amended and Restated Bylaws of Netlist, Inc. (incorporated by reference to exhibit number 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.1

Amendment to Loan and Security Agreement, dated March 27, 2017 and effective as of January 29, 2017, by and between Netlist, Inc. and Silicon Valley Bank (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2017).

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