Form 10-Q
period 2017-07-01
NETLIST INC
filed 2017-08-15
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

or

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

The number of shares outstanding of the registrant’s common stock as of the latest practicable date:

Common Stock, par value $0.001 per share

61,919,646 shares outstanding at August 10, 2017

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	July 1,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,496	$9,476
Restricted cash	3,100	3,100
Accounts receivable, net of reserves of $90 (2017) and $151 (2016)	1,819	1,751
Inventories	4,908	3,160
Prepaid expenses and other current assets	1,851	1,766
Total current assets	16,174	19,253

Property and equipment, net	554	645
Other assets	83	70
Total assets	$16,811	$19,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$6,648	$4,028
Revolving line of credit	1,332	676
Accrued payroll and related liabilities	789	1,085
Accrued expenses and other current liabilities	263	270
Notes payable and capital lease obligation, current	141	151
Total current liabilities	9,173	6,210
Convertible promissory note, net of debt discount, and accrued interest	14,509	14,251
Long-term warranty liability	45	36
Total liabilities	23,727	20,497
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value - 150,000 shares authorized; 61,870 (2017) and 61,653 (2016) shares issued and outstanding	62	62
Additional paid-in capital	144,837	144,035
Accumulated deficit	(151,815)	(144,626)
Total stockholders' deficit	(6,916)	(529)
Total liabilities and stockholders' deficit	$16,811	$19,968

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016

Net product revenues	$11,404	$3,500	$20,830	$4,671
Non-recurring engineering revenues	-	3,428	-	6,857
Total net revenues	11,404	6,928	20,830	11,528
Cost of sales(1)	10,760	3,267	19,506	4,416
Gross profit	644	3,661	1,324	7,112
Operating expenses:
Research and development(1)	1,487	1,831	2,983	3,477
Intellectual property legal fees	915	1,023	1,381	1,846
Selling, general and administrative(1)	1,951	2,159	3,865	4,424
Total operating expenses	4,353	5,013	8,229	9,747
Operating loss	(3,709)	(1,352)	(6,905)	(2,635)
Other expense, net:
Interest expense, net	(138)	(132)	(286)	(269)
Other income (expense), net	-	(10)	2	(2)
Total other expense, net	(138)	(142)	(284)	(271)
Loss before provision for income taxes	(3,847)	(1,494)	(7,189)	(2,906)
Provision for income taxes	-	-	-	1
Net loss	$(3,847)	$(1,494)	$(7,189)	$(2,907)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.03)	$(0.12)	$(0.06)
Weighted-average common shares outstanding:
Basic and diluted	61,844	51,080	61,763	50,723

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$13	$13	$29	$28
Research and development	114	55	180	190
Selling, general and administrative	254	235	436	543
Total stock-based compensation	$381	$303	$645	$761

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	July 1,	July 2,
	2017	2016

Cash flows from operating activities:
Net loss	$(7,189)	$(2,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	126
Interest accrued on convertible promissory note	150	-
Amortization of debt discount	108	108
Stock-based compensation	645	761
Changes in operating assets and liabilities:
Restricted cash	-	(200)
Accounts receivable	(68)	(306)
Inventories	(1,748)	(312)
Prepaid expenses and other assets	122	191
Accounts payable	2,620	1,026
Accrued payroll and related liabilities	(296)	(191)
Accrued expenses and other liabilities	2	44
Deferred revenue	-	(6,857)
Net cash used in operating activities	(5,510)	(8,517)
Cash flows from investing activities:
Acquisition of property and equipment	(53)	(274)
Net cash used in investing activities	(53)	(274)
Cash flows from financing activities:
Net borrowings under line of credit	656	-
Payments on debt	(230)	(137)
Proceeds from exercise of stock options	157	47
Net cash provided by (used in) financing activities	583	(90)
Net change in cash and cash equivalents	(4,980)	(8,881)
Cash and cash equivalents at beginning of period	9,476	19,684
Cash and cash equivalents at end of period	$4,496	$10,803

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2017

Note 1—Description of Business

Netlist, Inc. together with its wholly owned subsidiaries (hereinafter collectively referred to as the “Company” or “Netlist,” unless the context or the use of the term indicates otherwise), is a leading provider of high-performance modular memory subsystems serving customers in diverse industries that require superior memory performance to empower critical business decisions. The Company has a long history of introducing disruptive new products, such as one of the first load-reduced dual in-line memory modules (“LRDIMM”) based on its distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM.  The Company was also one of the first to bring NAND flash memory (“NAND flash”) to the memory channel with its NVvault® non-volatile dual in-line memory modules (“NVDIMM”) using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. The Company recently introduced a new generation of storage class memory products called HybriDIMM™ to address the growing need for real-time analytics in Big Data applications and in‑memory databases.

Due to the ground-breaking product development of its engineering teams, Netlist has built a robust portfolio of over 100 issued and pending U.S. and foreign patents, many seminal, in the areas of hybrid memory, storage class memory, rank multiplication and load reduction. Since its inception, the Company has dedicated substantial resources to the development and protection of technology innovations essential to its business. The Company’s early pioneering work in these areas has been broadly adopted in industry-standard LRDIMM and in NVDIMM. Netlist’s objective is to continue to innovate in its field and invest further in its intellectual property portfolio, with the goal of monetizing its intellectual property through a combination of product revenues and licensing, royalty or other revenue-producing arrangements, which may result from joint development or similar partnerships or defense of our patents through enforcement actions against parties we believe are infringing them.

Netlist was incorporated in June 2000 and is headquartered in Irvine, California.  In 2007, the Company established a manufacturing facility in the People’s Republic of China (the “PRC”), which became operational in July 2007 upon the successful qualification of certain key customers.

Liquidity

The Company incurred net losses of $3.8 million and $7.2 million for the three and six months ended July 1, 2017, respectively, and $11.2 million and $20.5 million for the fiscal years ended December 31, 2016 and January 2, 2016, respectively. The Company has historically financed its operations primarily through issuances of equity and debt securities and revenues generated from operations, including product revenues and a non-recurring engineering (“NRE”) fee from its Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”), discussed below. The Company has also funded its operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of its legal proceedings and, to a lesser extent, equipment leasing arrangements (see Notes 4, 5 and 7).

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

Inadequate working capital would have a material adverse effect on the Company’s business and operations and could cause the Company to fail to execute its business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require the Company to significantly modify its business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of its ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities.  While the Company’s estimates of its operating revenues and expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes the Company’s existing cash balance, together with cash provided by the Company’s operations and borrowing availability under a bank credit facility (see Note 4) and taking into account cash expected to be used in operations and the funding to be received for certain litigation expenses (see Note 7), will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

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

The accompanying condensed consolidated financial statements as of and for the three and six months ended July 1, 2017 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of July 1, 2017 and the condensed consolidated statements of operations and statements of cash flows for the six months ended July 1, 2017 and July 2, 2016.  The results of operations for the three and six months ended July 1, 2017 are not necessarily indicative of the results to be expected for any full year or any other interim period.

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

Revenue Recognition

The Company generates revenue from sales of products and performance of engineering services.

Net Product Revenues

Net product revenues primarily consist of sales of high-performance modular memory subsystems to original equipment manufacturers (“OEMs”), Hyperscale data center operators and storage vendors.

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

All amounts billed to customers related to shipping and handling are classified as net product revenues, while all costs incurred by the Company for shipping and handling are classified as cost of sales.

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

Restricted Cash

Restricted cash consists of cash to secure standby letters of credit. Restricted cash was $3.1 million as of both July 1, 2017 and December 31, 2016, and related to two standby letters of credit.

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

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying condensed consolidated balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt and are also recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of the Company’s customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of July 1, 2017. However, market conditions could change or demand for the Company’s products could decrease, which could result in future impairment of long-lived assets.

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

Interest Expense

Interest expense consists primarily of interest associated with our debt instruments, including fees related to the term loans, accretion of debt discounts and amortization of debt issuance costs.  The Company recognizes the accretion of debt discounts and the amortization of interest costs using the effective interest method.

Risks and Uncertainties

The Company is subject to a number of risks and uncertainties, including its ability to achieve profitable operations due to the Company’s history of losses and accumulated deficits, the Company’s dependence on a small number of customers for a substantial portion of its net product revenues, risks related to intellectual property matters, market acceptance of and demand for the Company’s products, and the risks described below.  These risks could have a material adverse effect on the Company’s condensed consolidated financial position, results of operations and cash flows.

The Company has dedicated substantial resources to the development and protection of technology innovations essential to its business, and the Company expects these activities to continue for the foreseeable future. The Company also intends to aggressively pursue monetization avenues for its intellectual property portfolio, potentially including licensing, royalty or other revenue-producing arrangements. However, the Company’s revenues are currently generated by its product revenues, and it may never be successful in generating a revenue stream from its intellectual property, in which case the Company’s investments of time, capital and other resources into its intellectual property portfolio may not provide adequate, or any, returns.

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

In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect the Company’s expenses and results of operations, the value of its assets and liabilities and the comparability of its period-to-period results. The liabilities of the Company’s subsidiary in the PRC exceeded its assets as of July 1, 2017 and July 2, 2016.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant during the three and six months ended July 1, 2017 and July 2, 2016.

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

Recently Adopted Accounting Standards

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost or net realizable value. Current guidance requires inventory to be measured at the lower of cost or market, with market defined as replacement cost, net realizable value, or net realizable value less a normal profit margin. This ASU simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value test. The Company adopted this guidance in the first quarter of 2017 and there was no material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment award transactions. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company adopted this guidance in the first quarter of 2017 and elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period; as a result there was no material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (fiscal year 2018 for the Company), including interim periods within those fiscal years with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements and disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current U.S. GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to an outside party. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 (fiscal year 2018 for the Company), including interim periods therein with early application permitted. Upon adoption, the Company must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and disclosures, as well as its planned adoption date.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows.  ASU 2016-18 is effective for fiscal periods beginning after December 15, 2018 (fiscal year 2019 for the Company), including interim periods therein with early application permitted.  The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following as of the dates presented:

	July 1,	December 31,
	2017	2016
	(in thousands)
Raw materials	$1,242	$884
Work in process	62	47
Finished goods	3,604	2,229
	$4,908	$3,160

Warranty Liabilities

The following table summarizes activity related to warranty liabilities in the periods presented:

	Six Months Ended
	July 1,	July 2,
	2017	2016
	(in thousands)
Beginning balance	$100	$122
Estimated cost of warranty claims charged to cost of sales	14	22
Cost of actual warranty claims	(1)	(86)
Ending balance	113	58
Less current portion	(68)	(35)
Long-term warranty liability	$45	$23

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

Computation of Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share, including the numerator and denominator used in the calculation of basic and diluted net loss per share, for the periods presented:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
	(in thousands, except per share data)
Basic and diluted net loss per share:
Numerator: Net loss	$(3,847)	$(1,494)	$(7,189)	$(2,907)
Denominator: Weighted-average common shares outstanding, basic and diluted	61,844	51,080	61,763	50,723
Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.12)	$(0.06)

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

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Common share equivalents	13,006	12,976	13,155	12,892

The above common share equivalents would have been included in the calculation of diluted net loss per share had the Company reported net income for the periods presented.

Major Customers and Products

The Company’s product revenues have historically been concentrated in a small number of customers. The following table sets forth the percentage of the Company’s net product revenues made to customers that each comprise 10% or more of the Company’s net product revenues in the periods presented:

	Three Months Ended				Six Months Ended
	July 1,		July 2,		July 1,		July 2,
	2017		2016		2017		2016
Customer:
Customer A	*	%	*	%	*	%	12%
Customer B	*	%	47%		*	%	35%
Customer C	*	%	*	%	11%		*	%
Customer D	16%		*	%	*	%	*	%
Customer E	*	%	11%		*	%	*	%

*less than 10% of net product revenues during the period.

The Company’s accounts receivable are concentrated with one customer at July 1, 2017, representing 33% of aggregate gross receivables. At December 31, 2016, two customers represented 27% and 11% of aggregate gross receivables, respectively. The loss of any of the Company’s significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce the Company’s net product revenues and adversely affect its operating results. The Company tries to mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain Samsung products that it purchases under the terms of the JDLA with Samsung to certain end-customers that are not reached in Samsung’s distribution model, including storage customers, appliance customers, system builders and cloud and datacenter customers. In the three and six months ended July 1, 2017 and July 2, 2016, resales of these products represented approximately 91%, 91%, 34% and 21%, respectively, of the Company’s net product revenues.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash financing activities for the periods presented:

	Six Months Ended
	July 1,	July 2,
	2017	2016
	(in thousands)
Supplemental disclosure of non-cash financing activities:
Debt financing of insurance	$220	$224
Acquisition of equipment through capital lease	$-	$179
Issuance of shares for cashless warrant exercise	$-	$1

Note 4—Credit Agreement

SVB Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as amended, the “SVB Credit Agreement”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 80% of its eligible accounts receivable, or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of July 1, 2017, and December 31, 2016, (i) letters of credit were outstanding in the amount of $3.1 million (ii) the Company had outstanding borrowings of $1.3 million and $0.7 million, respectively, and (iii) availability under the revolving line of credit was $0.3 million and $0.8 million, respectively.

On January 29, 2016, the Company and SVB entered into an amendment to the SVB Credit Agreement to, among other things, adjust the rate at which advances under the SVB Credit Agreement accrue interest to the Wall Street Journal “prime rate” plus 2.75% (prior to such amendment, advances accrued interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%).

On March 27, 2017, the Company and SVB entered into another amendment to the SVB Credit Agreement to, among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to April 1, 2018, (ii) modify the Company’s financial covenants under the SVB Credit Agreement to remove all prior financial standards and replace them with a liquidity ratio standard, (iii) remove or amend certain termination, anniversary and unused facility fees payable by the Company under the SVB Credit Agreement, and (iv) make certain other administrative changes. On April 12, 2017, the Company and SVB entered into a further amendment to the SVB Credit Agreement to, among other things, obtain SVB’s consent in connection with the Company’s rights agreement with Computershare Trust Company, N.A., as rights agent (see Note 8), and make certain administrative changes in connection with the Company’s funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”) (see Note 7).

As of April 2, 2017, the beginning of the quarterly period covered by this report, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by SVIC (see Note 5). Certain of these lien priorities were modified by certain intercreditor agreements entered into in May 2017 in connection with the Company’s establishment of a funding arrangement with TRGP for certain of the Company’s litigation expenses in connection with its legal proceedings against SK hynix. On May 3, 2017, TRGP entered into an intercreditor agreement with each of SVIC and SVB, and on April 20, 2017 SVIC and SVB entered into an intercreditor agreement with each other (such intercreditor agreements, collectively, the “Intercreditor Agreements”). Pursuant to the terms of the Intercreditor Agreements, SVB’s security interests in the Company’s assets have been modified as follows: SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings; a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings; and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings. See Note 7 for additional information about the funding arrangement with TRGP, the Intercreditor Agreements and the Company’s legal proceedings against SK hynix.

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of July 1, 2017 the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following as of the dates presented:

	July 1,	December 31,
	2017	2016
	(in thousands)
Convertible promissory note, SVIC, net of debt discount of $976 and $1,084 in 2017 and 2016, respectively	$14,024	$13,916
Accrued interest on convertible promissory note with SVIC	485	335
Notes payable and capital lease obligation	141	151
	$14,650	$14,402
Less current portion	(141)	(151)
	$14,509	$14,251

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

The SVIC Warrant was valued at $1,165,000, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $154,000 as a debt discount for professional service fees rendered in connection with the transaction.  These amounts are being amortized over the term of the SVIC Note using the effective interest method. For the three and six months ended July 1, 2017 and July 2, 2016, the Company amortized $54,000, $108,000, $54,000 and $108,000, respectively, to interest expense in the accompanying condensed consolidated statements of operations.

In connection with the SVIC Note, SVIC was granted a first priority security interest in the Company’s patent portfolio and a second priority security interest in all of the Company’s other tangible and intangible assets. Upon issuance of the SVIC Note, the Company, SVB and SVIC entered into an Intercreditor Agreement pursuant to which SVB and SVIC agreed to their relative security interests in the Company’s assets. In May 2017, SVIC, SVB and TRGP entered into additional Intercreditor Agreements to modify certain of these lien priorities (see Note 7). Additionally, upon issuance of the SVIC Note and the SVIC Warrant, the Company and SVIC entered into a Registration Rights Agreement pursuant to which the Company is obligated to register with the SEC, upon demand by SVIC, the shares of the Company’s common stock issuable upon conversion of the SVIC Note or upon exercise of the SVIC Warrant.

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of July 1, 2017 the Company was in compliance with its covenants under the SVIC Note.

Capital Lease and Notes Payable

The Company has purchased computer equipment through a capital lease.  As of July 1, 2017, the lease requires monthly payments of approximately $12,000 and matures in December 2017.

The Company finances certain of its insurance policies.  As of July 1, 2017, required payments are approximately $29,000 per month and the related financing agreements mature at various dates through September 2017.

Interest expense, including amortization of debt discounts and debt issuance costs, net of interest income, was as follows during the periods presented:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Interest expense:
SVB	$8	$7	$21	$18
SVIC	129	129	258	258
Others	4	1	16	2
	141	137	295	278
Interest income	(3)	(5)	(9)	(9)
	$138	$132	$286	$269

Note 6—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates, for the periods presented:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2015
	(in thousands)		(in thousands)
Provision for income taxes	$-	$-	$-	$1
Effective tax rate	-%	-%	-%	(0.03)%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of July 1, 2017 and December 31, 2016. Accordingly, no benefit has been recognized for net deferred tax assets. The Company’s effective tax rate differs from the federal statutory tax rate of 34% for the six months ended July 1, 2017 and July 2, 2016 due to providing the full valuation allowance against net deferred tax assets.

The Company did not have any unrecognized tax benefits as of July 1, 2017 and December 31, 2016.

Note 7—Commitments and Contingencies

TRGP Agreement and Related Intercreditor Agreements

On May 3, 2017, the Company and TRGP entered into an investment agreement (the “TRGP Agreement”), which generally provides that TRGP will directly fund the costs incurred by or on behalf of the Company in connection with its legal proceedings against SK hynix (see “Litigation and Patent Reexaminations” in this Note 7 below), including costs incurred since January 1, 2017 and costs to be incurred in the future (all such funded costs, collectively, the “Funded Costs”). In exchange for such funding, the Company has agreed that, if the Company recovers any proceeds in connection with the SK hynix proceedings, it will pay to TRGP the amount of the Funded Costs paid by TRGP plus an escalating premium based on when any such proceeds are recovered, such that the premium will equal a specified low-to-mid double-digit percentage of the amount of the Funded Costs and such percentage will increase by a specified low double-digit amount each quarter after a specified date until any such proceeds are recovered. In addition, pursuant to the terms of a separate security agreement between the Company and TRGP dated May 3, 2017 (the “Security Agreement”), the Company has granted to TRGP (i) a first priority lien on, and security in, the claims underlying the SK hynix proceedings and any proceeds that may be received by the Company in connection with these proceedings, and (ii) a second priority lien on, and security in, the Company’s patents that are the subject of the SK hynix proceedings.

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

In connection with the TRGP Agreement, in May 2017, TRGP, SVIC and SVB entered into the Intercreditor Agreements. Pursuant to the terms of the Intercreditor Agreements, TRGP, SVB and SVIC have agreed to their relative security interest priorities in the Company’s assets, such that: (i) TRGP has a first priority security interest in the Company’s claims underlying the SK hynix proceedings and any proceeds that may be received by the Company in connection with these proceedings, and a second priority security interest in the Company’s patents that are the subject of the SK hynix proceedings, (ii) SVIC has a first priority security interest in the Company’s complete patent portfolio and a second priority security interest in all of the Company’s other tangible and intangible assets (other than the Company’s claims underlying and any proceeds it may receive from the SK hynix proceedings), and (iii) SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings, a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings, and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings. The Company consented and agreed to the terms of each of the Intercreditor Agreements.

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the Company’s consolidated financial statements in each period in which the TRGP Agreement remains in effect. In the six months ended July 1, 2017, the Company excluded legal expenses of $6.0 million as a result of TRGP’s payment of these expenses under the TRGP Agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the SK hynix proceedings would be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery.

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

‘274 Patent Reexamination

As noted above, in April 2010 and June 2010, Inphi submitted requests for an Inter Partes Reexamination of the ‘274 patent by the USPTO. On August 27, 2010, the request was granted. In March 2012 and June 2012, the USPTO issued an ACP and a RAN, respectively, each of which confirmed the patentability of many of the ‘274 patent’s claims. The parties involved filed various notices of appeal, responses and requests, and on November 20, 2013, the PTAB held a hearing on such appeals. On January 16, 2014, the PTAB issued a decision affirming the examiner in part, but reversing the examiner on new grounds and rejecting all of the patent’s claims. On September 11, 2015, the USPTO examiner issued a determination rejecting the amended claims. On January 23, 2017, the USPTO granted-in-part the Company’s petition to enter comments in support of its positions in the proceeding. On May 9, 2017, the PTAB issued a decision on appeal affirming the rejection of all claims.  Netlist requested rehearing of the PTAB’s decision and expects a rehearing decision later in 2017.  Accruals have not been recorded for loss contingencies related to the ‘274 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

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

On May 30, 2013, the Eastern District Court issued an order granting the Company’s motion to stay pending completion of the reexamination of the ‘295 patent and denied Smart Modular’s motion for preliminary injunction. On May 5, 2016, Smart Modular filed a motion to lift the stay which was granted by the Eastern District Court on September 21, 2016.  On February 15, 2017, the Company filed a new motion to stay pending completion of the reexamination of the ‘295 patent, which was denied by the Eastern District Court on June 26, 2017.

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

Between December 30, 2016 and January 20, 2017, SK hynix filed numerous petitions in the USPTO requesting Inter Partes Review of certain of the Company’s patents, including the patents asserted in the ITC and Central District Court.  In a series of decisions issued in May, June and July, 2017, the PTAB instituted reviews of certain of these patents, including the patents currently asserted in the ITC and Central District Court, the last of which is scheduled to conclude no later than July 2018.  On July 17, 2017, the Central District court granted in part SK hynix’s request to stay the infringement proceedings pending further order of the court, and ordered the parties to file a joint status report shortly after the ITC issues its final initial determination.

On July 11, 2017, the Company filed legal proceedings for patent infringement against SK hynix, and certain of its distributors in the courts of Germany and China based on the alleged infringement by SK hynix’s LRDIMM of the Company’s patents in those jurisdictions.  The courts in Germany and China are currently handling service of process and have not yet issued a schedule in either jurisdiction.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at July 1, 2017 or December 31, 2016.

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

In connection with the adoption of the Rights Agreement, the Company’s board of directors approved a Certificate of Designation of the Series A Preferred Stock (the “Certificate of Designation”) designating 1,000,000 shares of the Company’s serial preferred stock as Series A Preferred Stock and setting forth the rights, preferences and limitations of the Preferred Stock. The Company filed the Certificate of Designation with the Secretary of State of the State of Delaware on April 17, 2017.

Common Stock

On May 31, 2017, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of shares of the Company’s common stock that it is authorized to issue from 90,000,000 to 150,000,000.

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

Subject to certain adjustments, as of July 1, 2017, the Company was authorized to issue a maximum of 10,205,566 shares of its common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, the maximum number of shares of common stock subject to the plan automatically increased on the first day of each calendar year from January 1, 2007 through January 1, 2016, by the lesser of (i) 5.0% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. Beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. As of July 1, 2017, the Company had 651,159 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan. Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity in the six months ended July 1, 2017:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
	(in thousands)
Options outstanding at December 31, 2016	8,798	$1.46
Options granted	1,230	1.04
Options exercised	(217)	0.72
Options expired/forfeited	(534)	1.13
Options outstanding at July 1, 2017	9,277	$1.40

The intrinsic value of stock options exercised in the six months ended July 1, 2017 was $60,000.

The following table presents the assumptions used to calculate the weighted-average grant date fair value of stock options granted by the Company during the periods presented:

	Six Months Ended
	July 1,	July 2,
	2017	2016
Expected term (in years)	6.3	6.2
Expected volatility	87%	113%
Risk-free interest rate	2.06%	1.58%
Expected dividends	-	-
Weighted-average grant date fair value per share	$0.76	$0.80

As of July 1, 2017, the amount of unearned stock-based compensation estimated to be expensed from the Company’s 2017 fiscal year through the Company’s 2019 fiscal year related to unvested stock options is approximately $2.2 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation expense will increase to the extent the Company grants additional stock options or other stock-based awards.

Warrants

The following is a summary of the Company’s warrant activity for the year ended December 31, 2016 and the six months ended July 1, 2017:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Warrants outstanding - January 2, 2016	7,633	$0.59
Warrant granted	-	-
Warrants exercised	(2,709)	0.47
Warrants outstanding - December 31, 2016	4,924	$0.66
Warrant granted	-	-
Warrants exercised	-	-
Warrants outstanding - July 1, 2017	4,924	$0.66

Note 9—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At July 1, 2017 and December 31, 2016, approximately $62,000 and $64,000, respectively, of the Company’s long-lived assets, net of depreciation and amortization, were located in the PRC. Substantially all other long-lived assets were located in the United States.

Note 10—Subsequent Events

The Company has evaluated subsequent events through the filing date of the Quarterly Report on Form 10-Q in which these condensed consolidated financial statements are included and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosures in the notes thereto, other than as discussed elsewhere in these notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations (the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, including the audited consolidated financial statements and related notes included in such report (the “2016 Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017. In preparing this MD&A, we presume that readers have access to and have read the MD&A included in the 2016 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC.

Unless the context indicates otherwise, all references to “Netlist,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Netlist, Inc., together with its majority and wholly owned subsidiaries.

Forward-Looking Statements

This discussion and analysis includes “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical facts and often address future events and our future performance. Words such as "anticipate," "estimate," "expect," "project," "intend," "may," “will,” “might,” "plan," "predict," "believe," "should," “could” and similar words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements contained in this discussion and analysis include statements about, among other things: our plans relating to our intellectual property, including our strategy for monetizing, licensing, expanding, and defending our patent portfolio; our expectations with respect to strategic partners, including our relationship with Samsung Electronics Co., Ltd. (“Samsung”) and the potential for commercial licensing agreements; our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio, including our pending proceedings against SK hynix Inc., a South Korean memory semiconductor supplier (“SK hynix”); our beliefs regarding the market and demand for our products or the component products we resell to customers directly; and our expectations regarding our strategy, business plans and objectives, our future operations and financial position, including future revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings. All forward-looking statements reflect management’s present expectations regarding future events and are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in or implied by any forward-looking statements. These risks and uncertainties include those described under “Risk Factors” in Part II, Item 1A of this report. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements.  These forward-looking statements represent our estimates and assumptions only as of the date made, and except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

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

Due to the ground-breaking product development of our engineering teams, we have built a robust portfolio of over 100 issued and pending U.S. and foreign patents, many seminal, in the areas of hybrid memory, storage class memory, rank multiplication and load reduction. Since our inception in 2000, we have dedicated substantial resources to the development and protection of technology innovations essential to our business. Our early pioneering work in these areas has been broadly adopted in industry-standard LRDIMM and in NVDIMM. Our objective is to continue to innovate in our field and invest further in our intellectual property portfolio, with the goal of monetizing our intellectual property through a combination of product revenues and licensing, royalty or other revenue-producing arrangements, which may result from joint development or similar partnerships or defense of our patents through enforcement actions against parties we believe are infringing them.

In November 2015, we entered into a joint development and license agreement (“JDLA”) pursuant to which we and Samsung have agreed to work together to jointly develop new storage class memory technologies including a standardized product interface for NVDIMM-P memory modules in order to facilitate broad industry adoption of this new technology. The JDLA also includes comprehensive cross-licenses to our and Samsung’s patent portfolios for the purpose of developing this product interface, grants Samsung a right of first refusal to acquire our HybriDIMM technology before we offer the technology to a third party, and grants us access to competitively priced DRAM and NAND flash raw materials. The JDLA also provided for an $8.0 million non-recurring engineering (“NRE”) fee that we received from Samsung for the joint development and calls for potential marketing collaboration and for the exchange of potential monetary consideration as progress is made towards commercialization of our storage class memory product. Moreover, we believe Samsung represents an important strategic partner with a high level of technical capability in memory that can facilitate bringing our HybriDIMM technology to market. In connection with the JDLA, we also received gross proceeds of $15.0 million for our issuance of a Senior Secured Convertible Note (“SVIC Note”) and Stock Purchase Warrant (“SVIC Warrant”) to SVIC No. 28 New Technology Business Investment L.L.P., an affiliate of Samsung Venture Investment Co. (“SVIC”). See Note 5 to the condensed consolidated financial statements included in this report for additional information about the SVIC Note and the SVIC Warrant.

Further, in September 2016, we took action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and two of its subsidiaries in the U.S. International Trade Commission ("ITC") and in district court. We are seeking an exclusion order in the ITC that directs U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. The evidentiary hearing in the ITC investigations will occur in May 2017, with a final initial determination expected to be issued by the ITC in October 2017. In the district court proceedings, we are primarily seeking damages. Our patents involved in the proceedings cover key features of RDIMM and LRDIMM, which we believe are strategic product lines for SK hynix that together account for a significant portion of SK hynix's total revenue and profits. We have recently taken steps to solidify our position and strategy in connection with our proceedings against SK hynix, including establishing a funding arrangement for our legal costs associated with these proceedings and adopting a rights agreement to implement a standard “poison pill,” which are discussed further below. See Notes 7 and 8 to the condensed consolidated financial statements included in this report for additional information about our proceedings against SK hynix, the related funding arrangement and our poison pill implementation.

We recorded total net revenues of $11.4 million, $20.8 million, $6.9 million and $11.5 million for the three and six months ended and July 1, 2017 and July 2, 2016, respectively, and $19.7 million and $8.0 million for the years ended December 31, 2016 and January 2, 2016, respectively. We also incurred net losses of $3.8 million, $7.2 million, $1.5 million and $2.9 million for the three and six months ended July 1, 2017 and July 2, 2016, respectively, and $11.2 million and $20.5 million for the fiscal years ended December 31, 2016 and January 2, 2016, respectively. We have historically financed our operations primarily through issuances of equity and debt securities and revenues generated from operations, including product revenues and NRE revenues from the JDLA. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Liquidity and Capital Resources” below for further information.

Recent Developments

Amendments to SVB Credit Agreement

On March 27, 2017 and April 12, 2017, we entered into amendments to our credit agreement (as amended, the “SVB Credit Agreement”) with Silicon Valley Bank (“SVB”). The amendments extend the maturity date of advances under the SVB Credit Agreement to April 1, 2018; modify our financial covenants under the SVB Credit Agreement to remove all prior financial standards and replace them with a liquidity ratio standard; remove or amend certain termination, anniversary and unused facility fees payable by us under the SVB Credit Agreement; and make certain other administrative changes.

Establishment of Funding Arrangement and Rights Agreement in connection with SK hynix Proceedings

In April and May of 2017, we established a funding arrangement and a rights agreement in connection with our strategy for our proceedings against SK hynix, each of which is described below.

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

Key Business Metrics

The following describes certain line items in our condensed consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Product Revenues

Net product revenues consist of resales of certain component products, including NAND flash, and sales of our high-performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. We do not have long-term agreements with any of our customers. Instead, sales are made primarily pursuant to standard purchase orders. Purchase orders generally have no cancellation or rescheduling penalty provisions. We often ship products to our customers’ international manufacturing sites. All of our sales to date, however, are denominated in U.S. dollars.

The component products we resell include products we purchase from Samsung and certain alternative suppliers for the purpose of resale, and excess component inventory we purchase for, but do not use in, our memory subsystems. We purchase certain products, including primarily NAND flash, from Samsung under the terms of our JDLA with Samsung in order to resell these products to end-customers that are not reached in Samsung’s distribution model, including storage customers, appliance customers, system builders and cloud and datacenter customers. We have also sourced these products from alternative suppliers to the extent sufficient product is not available from Samsung to meet customer demand. In the three and six months ended July 1, 2017 and July 2, 2016, resales of these products represented 91% ,91%, 34% and 21% of our net product revenues, respectively, and we expect resales of these products may continue to increase over time. We also resell excess component inventory to distributors and other users of memory integrated circuits, but these sales have historically been, and we expect will continue to be, a relatively small percentage of our net product revenues.

With respect to sales of our memory subsystems, our original equipment manufacturer (“OEM”) customers typically provide us with non-binding forecasts of future product demand over specific periods of time, but they generally place orders with us no more than two weeks in advance of the desired delivery date. Selling prices are typically negotiated monthly, based on competitive market conditions and the current price of key product components, including DRAM ICs and NAND flash. Sales of our memory subsystem products have declined in recent periods due in large part to the rapid decline in sales of our first-generation NVvault products following the loss of our former most significant NVvault customer, Dell, beginning in 2012, and the rate and degree of customer adoption of our next generation NVvault product extensions, which has been slower and smaller than expected to date. We expect these declines could continue in future periods unless and until our next-generation products gain significantly greater customer and market acceptance.

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

Cost of Sales

Our cost of sales includes the cost of materials, labor and other manufacturing costs, depreciation and amortization of equipment expenses, inventory valuation provisions, stock-based compensation expenses, occupancy costs and other allocated fixed costs.

For resales of component products, our cost of sales also includes the cost of the products we purchase for resale from Samsung under the terms of the JDLA or from alternative suppliers on the terms we negotiate with these suppliers. As a result, our gross margin on the resale of component products, including Samsung products and excess component inventory, is significantly lower than our gross margin on sales of our own products. Accordingly, increased resales of component products as a percentage of our total product revenues have a significant negative impact on our gross margin. In addition, to the extent we are not able to procure sufficient component products for resale from Samsung under the terms of the JDLA to satisfy customer orders for these products, we would need to seek to procure these products from alternative suppliers, which may not be available on terms comparable to those we have negotiated with Samsung under the JDLA. As a result, any inability to source sufficient component products from Samsung could increase our cost of sales associated with resales of these products if we are forced to pay higher prices to obtain these products from other suppliers.

With respect to sales of our memory subsystem products, the DRAM ICs and NAND flash incorporated into these products constitute a significant portion of our cost of sales for the products, and thus our cost of sales will fluctuate based on the cost of DRAM ICs and NAND flash. We attempt to pass through these DRAM IC and NAND flash cost fluctuations to our memory subsystem customers by frequently renegotiating pricing prior to the placement of their purchase orders. However, the sales prices of our memory subsystems can also fluctuate due to competitive conditions in our key customer markets that are unrelated to the cost of DRAM ICs and NAND flash, which affects our gross margin. In addition, we have in the past experienced supply chain disruptions and shortages of DRAM and NAND flash required to create our HyperCloud, NVvault and Planar X VLP products, which can cause fluctuations in our net product revenues and gross profits associated with memory subsystem sales.

Any significant decrease in demand for our products or the component products we resell could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may understate or overstate the provision required for excess and obsolete inventory. In the future, if our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of such determination. Conversely, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross profit at the time such inventories are sold. In addition, should the market value of DRAM ICs, NAND flash or other component products decrease, we may be required to lower the selling prices of our memory subsystems or component product resales to reflect the lower cost of these materials. If such price decreases reduce the net realizable value of our inventories to less than our cost, we would be required to recognize additional expense in our cost of sales in the same period. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, technological developments or the market value of DRAM ICs, NAND flash or other component products could have a material effect on the value of our inventories and our reported operating results.

Research and Development

Research and development expenses consist primarily of employee and independent contractor compensation and related costs, stock‑based compensation expenses, NRE fees, computer‑aided design software license costs, reference design development costs, depreciation or rental of evaluation equipment expenses, and occupancy and other allocated overhead costs. Also included in research and development expenses are the costs of materials and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process. Our customers typically do not separately compensate us for design and engineering work involved in developing application‑specific products for them. All research and development costs are expensed as incurred. We anticipate that research and development expenditures will increase in future periods as we seek to expand new product opportunities, increase our activities related to new and emerging markets and continue to develop additional proprietary technologies.

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for patent filings, protection and enforcement. Although we anticipate that intellectual property legal fees will generally increase over time as we continue to protect and seek to expand our patent portfolio, we expect that our intellectual property legal fees may decrease or increase at a slower rate in the near term due to the impact of the TRGP Agreement on our expense related to our proceedings against SK hynix. The legal expenses we incur that are paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from our financial statements in each period in which the TRGP Agreement remains in effect. In the six months ended July 1, 2017, we excluded legal expenses of $6.0 million as a result of TRGP’s payment of these expenses under the TRGP Agreement. Pursuant to the TRGP Agreement, any settlement or other cash proceeds we may recover in the future in connection with the SK hynix proceedings would be reduced by the aggregate amount of legal expenses we exclude as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery. As a result, we expect our intellectual property legal fees would be significantly higher in the period in which any such recovery occurs.

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of employee compensation and related costs, stock-based compensation expenses, independent sales representative commissions, professional service fees, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. A significant portion of our selling effort is directed at building relationships with OEMs and other customers and working through the product approval and qualification process with them. Therefore, the cost of material and overhead related to products manufactured for qualification is included in selling expenses.

Provision for Income Taxes

The federal statutory tax rate was 34% for the six months ended July1, 2017 and July 2, 2016. Our effective tax rate differs from the statutory rate because we provide a full valuation allowance against net deferred tax assets, and accordingly we did not recognize an income tax benefit related to losses incurred for the six months ended July 1, 2017 and July 2, 2016.

Factors Affecting Our Performance and Business Risks and Uncertainties

Our performance, financial condition and prospects are affected by a number of factors and are exposed to a number of risks and uncertainties. See the discussion of certain major factors affecting our performance in the MD&A included in our 2016 Annual Report, and see the discussion of certain risks that we face under “Risk Factors” in Part II, Item 1A of this report.

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

Our critical accounting policies and estimates are discussed in Note 2 to the condensed consolidated financial statements included in this report and the MD&A included in our 2016 Annual Report. For the six months ended July 1, 2017, there were no material changes to our critical accounting policies.

Results of Operations

The following table presents each line item of our condensed consolidated statement of operations as a percentage of total net revenues for the three and six months ended July 1, 2017 compared to three and six months ended July 2, 2016:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016

Net product revenues	100%	51%	100%	41%
NRE revenues	-	49	-	59
Total net revenues	100	100	100	100
Cost of sales	94	47	94	38
Gross profit	6	53	6	62
Operating expenses:
Research and development	13	26	14	30
Intellectual property legal fees	8	15	7	16
Selling, general and administrative	17	31	19	38
Total operating expenses	38	72	40	85
Operating loss	(33)	(20)	(33)	(23)
Other expense, net:
Interest expense, net	(1)	(2)	(1)	(2)
Other income (expense), net	-	-	-	-
Total other expense, net	(1)	(2)	(1)	(2)
Loss before provision for income taxes	(34)	(22)	(35)	(25)
Provision for income taxes	-	-	-	-
Net loss	(34)%	(22)%	(35)%	(25)%

Net Product Revenues, NRE Revenues, Cost of Sales and Gross Profit

The following tables present net product revenues, NRE revenues, cost of sales and gross profit for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended
	July 1,	July 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Net product revenues	$11,404	$3,500	$7,904	226%
NRE revenues	-	3,428	(3,428)	(100)%
Total net revenues	11,404	6,928	4,476	65%
Cost of sales	10,760	3,267	7,493	229%
Gross profit	$644	$3,661	$(3,017)	(82)%
Gross margin	5.6%	52.8%	(47.2)%

	Six Months Ended
	July 1,	July 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Net product revenues	$20,830	$4,671	$16,159	346%
NRE revenues	-	6,857	(6,857)	(100)%
Total net revenues	20,830	11,528	9,302	81%
Cost of sales	19,506	4,416	15,090	342%
Gross profit	$1,324	$7,112	$(5,788)	(81)%
Gross margin	6.4%	61.7%	(55.3)%

Net Product Revenues

The increase in our net product revenues for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016 resulted primarily from increases of $5.5 million in sales of NAND flash, primarily sourced from Samsung under our JDLA, and $2.2 million in sales of other small outline dual in-line memory module (“SODIMM”) and registered dual in-line memory module (“RDIMM”) products.  The increase in our net product revenues for the six months ended July 1, 2017 as compared with the six months ended July 2, 2016 resulted primarily from increases of $11.4 million in sales of NAND flash, also primarily sourced from Samsung under our JDLA, and $4.8 million of other SODIMM and RDIMM sales. Our product revenues in all periods presented were impacted by fluctuating customer concentrations. Our two largest customers in the three and six months ended July 2, 2016, which respectively accounted for 47% and 11%, and 35% and 12% of our net product revenues in the respective periods, made significantly fewer purchases and together contributed less than 2.5% of our net product revenues in the six months ended July 1, 2017. Our largest customers in the three and six months ended July 1, 2017, one of which accounted for 16% of our net product revenues in the three month period and the other of which accounted for 11% of our net product revenues in the six month period, were each relatively new customers that made no purchases and contributed no net product revenues in the three or six months ended July 2, 2016.

NRE Revenues

The decrease in NRE revenues for the three and six months ended July 1, 2017 as compared to the three and six months ended July 2, 2016 resulted from the recognition of revenues from the NRE fee for engineering services performed under our JDLA with Samsung in the 2016 period due to our completion of the engineering services required under the initial phase of the agreement in 2016.

Cost of Sales, Gross Profit and Gross Margin

The increase in our cost of sales for the three and six months ended July 1, 2017 as compared to the three and six months ended July 2, 2016 resulted primarily from increased costs associated with our increased product revenues. The decrease in our gross margin in the three and six months ended July 1, 2017 as compared to the three and six months ended July 2, 2016 resulted primarily from the decrease of NRE revenues from the JDLA, partially offset by increased product revenues. Our gross margin is also impacted by the mix of products that we sell, as resales of NAND flash and other components, including resales of Samsung products, result in significantly lower gross margins than sales of our memory subsystems and other specialty DIMM products. Because our resales of these component products accounted for the vast majority of our product revenues in the 2017 periods, our gross margin was negatively impacted in these periods by this product mix.

Research and Development

The following tables present research and development expenses for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended
	July 1,	July 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Research and development	$1,487	$1,831	$(344)	(19)%

	Six Months Ended
	July 1,	July 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Research and development	$2,983	$3,477	$(494)	(14)%

The decrease in research and development expenses in the three months ended July 1, 2017 as compared to the three months ended July 2, 2016 of $0.3 million resulted primarily from decreases of (i) $0.2 million in headcount, overhead and travel expenses and (ii) $0.1 million in product research expenses.

The decrease in research and development expenses in the six months ended July 1, 2017 as compared to the six months ended July 2, 2016 of $0.5 million resulted primarily from decreases of (i) $0.3 million in headcount, overhead and travel expenses (ii) $0.05 million in product research expenses and (iii) $0.1 million in professional and outside service fees.

Intellectual Property Legal Fees

The following tables present intellectual property legal fees for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended
	July 1,	July 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Intellectual property legal fees	$915	$1,023	$(108)	(11)%

	Six Months Ended
	July 1,	July 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Intellectual property legal fees	$1,381	$1,846	$(465)	(25)%

The decrease in intellectual property legal fees for the three and six months ended July 1, 2017 as compared to the three and six months ended July 2, 2016 resulted primarily from a decrease between periods in legal fees incurred for certain trade secret litigation and our establishment of the TRGP Agreement to finance the legal fees and costs incurred in the 2017 period in connection with our legal proceedings against SK hynix.

Selling, General and Administrative

The following tables present selling, general and administrative expenses for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended
	July 1,	July 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Selling, general and administrative	$1,951	$2,159	$(208)	(10)%

	Six Months Ended
	July 1,	July 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Selling, general and administrative	$3,865	$4,424	$(559)	(13)%

The decrease in selling, general and administrative expenses for the three months ended July 1, 2017 as compared to the three months ended July, 2016 resulted primarily from decreases of $0.3 million in sales and marketing headcount costs and related overhead and travel expenses and $0.05 million in advertising and product evaluation costs, partially offset by a $0.1 million increase in fees for outside services.

The decrease in selling, general and administrative expenses for the six months ended July 1, 2017 as compared to the three months ended July, 2016 resulted primarily from decreases of $0.7 million in sales and marketing headcount costs and related overhead and travel expenses and $0.1 million in advertising and product evaluation costs, partially offset by a $0.2 million increase in fees for outside services.

Other Expense, Net

The following tables present other expense, net for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended
	July 1,	July 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Interest expense, net	$(138)	$(132)	$6	5%
Other expense, net	-	(10)	(10)	(100)%
Total other expense, net	$(138)	$(142)	$(4)	(3)%

	Six Months Ended
	July 1,	July 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Interest expense, net	$(286)	$(269)	$17	6%
Other income (expense), net	2	(2)	(4)	(200)%
Total other expense, net	$(284)	$(271)	$13	5%

Interest expense, net, for the three and six months ended July 1, 2017 and 2016 consisted primarily of interest payments under the SVIC Note and the SVB Credit Agreement, and the increase between periods resulted primarily from increased borrowings under the SVB Credit Agreement in the first quarter of 2017.

The increase in other income (expense), net, was not significant between periods.

Provision for Income Taxes

The following tables present the provision for income taxes for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended
	July 1,	July 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Provision for income taxes	$-	$-	$-	-%

	Six Months Ended
	July 1,	July 2,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Provision for income taxes	$-	$1	$(1)	(100)%

The federal statutory rate was 34% for the three and six months ended July 1, 2017 and July 2, 2016.  In all periods presented, we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carryforwards.  In these periods, our effective tax rate differed from the statutory rate primarily due to the valuation allowance on newly generated loss carryforwards.

Liquidity and Capital Resources

Liquidity generally refers to the ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund our operating expenses and working capital requirements, to make required payments of principal and interest under our outstanding debt instruments and, to a lesser extent, to fund capital expenditures.

Working Capital and Cash and Cash Equivalents

The following table presents working capital and cash and cash equivalents as of July 1, 2017 and December 31, 2016:

	July 1,	December 31,
	2017	2016
	(in thousands)
Working capital	$7,001	$13,043
Cash and cash equivalents(1)	$4,496	$9,476

(1)	Included in working capital.

Our working capital decreased for the six months ended July 1, 2017, primarily as a result of a $5.0 million decrease in cash and cash equivalents attributable to our use of cash to fund our operations, including a $1.7 million increase in inventory costs to support the increase in our product revenues and a $2.6 million increase in our accounts payable, and a $0.7 million increase in our borrowings under the SVB Credit Agreement to fund the purchase of additional inventory and to otherwise fund our operations.

Cash Flows

The following table summarizes our cash flows for the six months ended July 1, 2017 and July 2, 2016:

	Six Months Ended
	July 1,	July 2,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,510)	$(8,517)
Investing activities	(53)	(274)
Financing activities	583	(90)
Net change in cash and cash equivalents	$(4,980)	$(8,881)

Operating Activities

Net cash used in operating activities for the six months ended July 1, 2017 was primarily the result of a net loss of $7.2 million, partially offset by (i) $1.0 million of net non-cash operating expenses, which primarily consisted of stock-based compensation, depreciation and amortization, interest accrued on convertible debt and amortization of debt discounts, and (ii) $0.6 million of net cash provided by operating activities due to changes in operating assets and liabilities, which were primarily from a $2.6 million increase in accounts payable partially offset by a $1.7 million increase in inventory and a $0.3 million decrease in accrued payroll and related liabilities. The increase in accounts payable between periods was primarily due to increased purchases of inventory. The increase in inventories between periods was primarily due to our purchase of additional inventory to support the increase in our product revenues. The decrease in accrued payroll and related liabilities between periods was primarily due to reduction in the number of employees.

Net cash used in operating activities for the six months ended July 2, 2016 was primarily the result of a net loss of $2.9 million and $6.6 million in net cash used in operating activities due to changes in operating assets and liabilities, which were primarily from changes in deferred revenue, inventories, accounts receivable, prepaid expenses and other assets and accounts payable, partially offset by $1.0 million in net non-cash operating expenses, which primarily consisted of depreciation and amortization, amortization of debt discounts and stock-based compensation.

Investing Activities

Net cash used in investing activities for six months ended July 1, 2017 and July 2, 2016 was the result of our purchases of property and equipment during the periods.

Financing Activities

Net cash provided by financing activities for the six months ended July 1, 2017 was primarily the result of $0.7 million in net borrowings under the SVB Credit Agreement and $0.2 million in net proceeds from the exercise of equity awards, partially offset by $0.2 million in payments of outstanding debt. Net cash used in financing activities for the six months ended July 2, 2016 was primarily the result of $0.2 million in payments of outstanding debt, partially offset by $0.05 million in net proceeds from the exercise of equity awards.

Capital Resources

Our sources of cash have historically consisted of proceeds from issuances of equity and debt securities and revenues generated from operations, including product revenues and NRE revenues from our JDLA with Samsung. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements.

SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provides that we may borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement expires April 1, 2018.

As of July 1, 2017, we had outstanding borrowings under the SVB Credit Agreement of $1.3 million. We made no borrowings under the SVB Credit Agreement in the six months ended July 2, 2016.  As of July 1, 2017 and December 31, 2016, we had borrowing availability under the SVB Credit Agreement of $0.3 million and $0.8 million, respectively.

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

TRGP Agreement

On May 3, 2017, we entered into the TRGP Agreement, which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with our legal proceedings against SK hynix, including costs previously incurred since January 1, 2017 and costs to be incurred in the future. In the six months ended July 1, 2017, TRGP directly paid $6.0 million of legal expenses we incurred in connection with the SK hynix proceedings.

Equipment Leasing Arrangements

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Although equipment leases did not contribute material cash during the periods covered by this report, they continue to be a financing alternative that we may pursue in the future.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing cash balance, together with cash provided by our operations and borrowing availability under the SVB Credit Agreement, and taking into account cash expected to be used in our operations and the funding to be received under the TRGP Agreement, will be sufficient to meet our anticipated cash needs for at least the next 12 months.  Our capital requirements will depend on many factors, including, among others: the acceptance of, and demand for, our products and the component products we resell to customers directly; our levels of net product revenues and any other revenues we may receive, including NRE, license, royalty or other fees; the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies; the costs of developing, improving and maintaining our internal design, testing and manufacturing processes; the costs associated with defending and enforcing our intellectual property rights; and the nature and timing of acquisitions and other strategic transactions in which we participate, if any.

Although we expect to be able to rely in the near term on our existing cash balance, cash provided by our operations, payments under the TRGP Agreement and borrowing availability under the SVB Credit Agreement, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. Further, even if our near-term liquidity expectations prove correct, we may still seek to raise capital through one or more of these financing alternatives. However, we may not be able to obtain capital when needed or desired, on terms acceptable to us or at all.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 1, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”)and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended July 1, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Controls

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making any investment decision with respect to our securities, you should carefully consider each of the following risk factors and the other information in this report.  Each of these risk factors, either alone or together, could adversely affect our business, operating results, financial condition, ability to access capital resources and future growth prospects, as well as the value of an investment in our common stock. As a result, you could lose some or all of any investment you have made or may make in our common stock. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this report, including our condensed consolidated financial statements and the related notes. The risks described below are not the only ones we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business operations and financial position.

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

Our capital requirements will depend on many factors, including, among others:

•	the acceptance of, and demand for, our products and the component products we resell to customers directly;

•	our success, and that of our strategic partners, in developing and selling products derived from our technology;

•	the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies;

•	the costs of developing, improving and maintaining our internal design, testing and manufacturing processes;

•	the costs associated with defending and enforcing our intellectual property rights;

•	our results of operations, including our levels of net product revenues and any other revenues we may receive, including non-recurring engineering (“NRE”), license, royalty or other fees;

•	the amount and timing of vendor payments and the collection of receivables, among other factors affecting our working capital;

•	our receipt of cash proceeds from the exercise of outstanding stock options or warrants to acquire our common stock;

•	the nature and timing of acquisitions and other strategic transactions in which we participate, if any; and

•	the costs associated with the continued operation, and any future growth, of our business.

We expect to rely in the near term on cash provided by our operations, funds raised pursuant to recent issuances of debt and equity securities, such as our November 2015 issuance of convertible debt to an affiliate of Samsung Venture Investment Co., Samsung Venture Investment Co. (“SVIC”), and our September 2016 public offering of common stock, our new funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”), for costs associated with certain of our legal proceedings, and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. Further, even if our near-term liquidity expectations prove correct, we may still seek to raise capital through one or more of these financing alternatives. However, we may not be able to obtain capital when needed or desired, on terms acceptable to us or at all.

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

We are and expect to continue to be involved in costly legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others.

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

Our business strategy includes litigating claims against others, such as our competitors, customers and former employees, to enforce our intellectual property, contractual and commercial rights including, in particular, our patent portfolio and our trade secrets, as well as to challenge the validity and scope of the proprietary rights of others. This or other similar proceedings could also subject us to counterclaims or countersuits against us, or the parties we sue could seek to invalidate our patents or other intellectual property rights through reexamination or similar processes at the USPTO or similar bodies. Moreover, any legal disputes with customers could cause them to cease buying or using our products or the component products we resell to customers directly or delay their purchase of these products and could substantially damage our relationship with them.

Making use of new technologies and entering new markets increases the likelihood that others might allege that our products or the component products we resell infringe on their intellectual property rights. The likelihood of this type of lawsuit may also be increased due to the limited pool of experienced technical personnel that we can draw upon to meet our hiring needs. As a result, a number of our existing employees have worked for our existing or potential competitors at some point during their careers, and we anticipate that a number of our future employees will have similar work histories. Moreover, lawsuits of this type may be brought, even if there is no merit to the claim, as a strategy to prevent us from hiring qualified candidates, drain our financial resources and divert management’s attention away from our business.

Litigation is inherently uncertain. An adverse outcome in existing or any future litigation could force us to, among other things:

•	relinquish patents or other protections of our technologies if they are invalidated, which would enable our competitors and others to freely use this technology;

•	compete with products that rely upon technologies and other intellectual property rights that we have developed and that we believe we have the right to protect from third-party use;

•	accept terms of an arrangement to license our technologies to a third party that are not as favorable as we might expect;

•	cease manufacturing and/or selling products or using certain processes that are claimed to be infringing a third party’s intellectual property;

•	pay damages (which in some instances may be three times actual damages), including royalties on past or future sales, if we are found to infringe a third party’s intellectual property;

•	seek a license from a third -party intellectual property owner to use its technology in our products or the component products we resell, which may not be available on reasonable terms or at all; or

•	redesign any products that are claimed to be infringing a third party’s intellectual property, which may not be possible to do in a timely manner, without incurring significant costs or at all.

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

We are and expect to continue to be involved in legal proceedings at the ITC and related enforcement actions to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States, as well as legal proceedings in district court to seek damages for the alleged patent infringement. Our involvement in these proceedings, as well as steps we have taken to implement certain of our strategies in connection with these proceedings, subject us to a number of risks.

On September 1, 2016, we took action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix Inc., a South Korean memory semiconductor supplier (“SK hynix”), and two of its subsidiaries in the U.S. International Trade Commission (“ITC”) and in district court. We are seeking an exclusion order in the ITC that directs U.S. Customs and Border Protection to stop allegedly infringing SK hynix registered dual in-line memory module (“RDIMM”) and load reduced dual in-line memory modules ("LRDIMM") products from entering the United States. ITC investigations typically proceed on an expedited basis. The evidentiary hearing in the ITC investigation occurred in May 2017, with a final initial determination expected to be issued by the ITC in October 2017, but there can be no guarantee that our proceedings will follow such a timeline.

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

We have recently taken steps to solidify our position and strategy in connection with our proceedings against SK hynix. In May 2017, we established a funding arrangement with TRGP, which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with the SK hynix proceedings, and in exchange for such funding, we have agreed to pay to TRGP the amount of its funding plus an escalating premium starting at a low-to-mid double-digit percentage of the amount of its funding if and when we recover any proceeds from the proceedings, and we have granted to TRGP a first priority lien on the claims underlying the proceedings and any proceeds received from the proceedings and a second priority lien on our patents that are the subject of the proceedings. We established this funding arrangement in order to provide us with increased security that we will be able to vigorously pursue our claims against SK hynix through their final resolution, but the arrangement also involves certain risks, including, among others, our obligation to use a portion of any proceeds we may receive from these proceedings to repay the funded amounts at a premium, which premium would increase the longer the proceedings remain unresolved, and our obligation to consult with or obtain consent from TRGP in connection with certain decisions or other matters relating to the SK hynix proceedings.

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

We have dedicated substantial resources to the development and protection of technology innovations essential to our business, and we expect these activities to continue for the foreseeable future. We also intend to aggressively pursue monetization avenues for our intellectual property portfolio, potentially including licensing, royalty or other revenue-producing arrangements. However, our revenues are currently generated by resales of component products and sales of our products and we may never be successful in generating a revenue stream from our intellectual property, in which case our investments of time, capital and other resources into our intellectual property portfolio may not provide adequate, or any, returns.

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

The vast majority of our revenues in recent periods have been generated from resales of component products, including products sourced from Samsung, and any decline in our resales of these products could significantly harm our performance.

The vast majority of our revenues in recent periods have been generated from resales of component products, including primarily NAND flash that we purchase for the purpose of resale from Samsung and alternative suppliers. For our fiscal year ended December 31, 2016 and the six months ended July 1, 2017, resales of these component products accounted for approximately 21% and 91% of our net product revenues, respectively. We purchase many of these products, including primarily NAND flash, from Samsung Electronics Co., Ltd. (“Samsung”) under the terms of our Joint Development and License Agreement (“JDLA”) with Samsung in order to resell these products to end-customers that are not reached in Samsung’s distribution model, including storage customers, appliance customers, system builders and cloud and datacenter customers. We have also sourced these products from alternative suppliers to the extent sufficient product is not available from Samsung to meet customer demand.

These component product resales are subject to a number of risks. For example, demand for these products could decline at any time for a number of reasons, including, among others, product obsolescence, introduction of more advanced or otherwise superior competing products by our competitors, the ability of our customers to obtain these products or substitute products from alternate sources, customers reducing their need for these products generally, or the other risk factors described in this Item 1A. Further, we have no long-term purchase agreements or other commitments with respect to sales of these or any of our other products. As a result, demand for these products from us could decline at any time, and any reduced sales of these products could materially adversely impact our revenues. In addition, increased resales of component products as a percentage of our total product revenues have a significant negative impact on our gross margin, as the cost of the component products we purchase for resale from Samsung or alternative suppliers is added to our cost of sales for these products. As a result, our gross margin on the resale of component products is significantly lower than our gross margin on sales of our own products. Further, to the extent we are not able to procure sufficient component products for resale from Samsung under the terms of the JDLA to satisfy customer orders for these products, we would need to seek to procure these products from alternative suppliers, which may not be available on terms comparable to those we have negotiated with Samsung under the JDLA and may be subject to other supply and manufacturing risks discussed elsewhere in these risk factors. As a result, any inability to source sufficient component products from Samsung could increase our cost of sales associated with resales of these products if we are forced to pay higher prices to obtain these products from other suppliers. The occurrence of any one or more of these risks could cause our performance to materially suffer.

Our performance has historically been substantially dependent on sales of NVvault, and we may never be able to replace the revenues lost from the rapid decline in NVvault sales in recent periods.

We have historically been substantially dependent on sales of our NVvault non-volatile dual in-line memory modules ("NVDIMM") used in cache-protection and data-logging applications, including our NVvault battery‑free, the flash‑based cache system. For our fiscal years ended December 27, 2014 and January 2, 2016, sales of NVvault accounted for 44% and 20% of total net product revenues, respectively. However, we have experienced a sharp decline in NVvault sales in recent periods, and sales of NVvault accounted for only 1% and 0.2% of total net product revenues in our fiscal year ended December 31, 2016 and the six months ended July 1, 2017, respectively. This rapid decline has been due in large part to the loss of our former most significant NVvault customer, Dell, beginning in 2012. We recognized no NVvault sales to Dell in the year ended December 31, 2016 or the six months ended July 1, 2017, and we expect no future demand from Dell for these products.  In order to leverage our NVvault technology and secure one or more new key customers, we continue to pursue additional qualifications of NVvault with other original equipment manufacturers (“OEMs”) and to target new customer applications, such as online transaction processing, virtualization, Big Data analytics, high speed transaction processing, high-performance database applications and in‑memory database applications. We also introduced EXPRESSvault in March 2011 and the next-generation of EXPRESSvault (EV3) in July 2015, and we continue to pursue qualification of the next-generation DDR3 NVvault and DDR4 NVvault with customers. Our future operating results will depend on our ability to commercialize these NVvault product extensions, as well as our other products such as HybriDIMM and other high‑density and high-performance solutions. However, HybriDIMM is still under development and may require additional investment and the services and attention of key employees who have competing demands on their available time. Further, although we believe our JDLA with Samsung may advance the development of our HybriDIMM product, our partnership with Samsung and any other steps we take to further the development of this or any of our other products could fail. Moreover, the rate and degree of customer adoption of our NVvault product extensions and other next-generation products has been slower and smaller than expected to date, and these products may never gain significant customer or market acceptance. If we are not successful in expanding our qualifications or marketing any new or enhanced products, we may never be able to secure revenues sufficient to replace lost NVvault revenues and our results of operations and prospects could be materially harmed.

We are subject to risks relating to our focus on developing our HybriDIMM and NVvault products and a lack of market diversification.

We have historically derived a substantial portion of our revenues from sales of our high‑performance modular memory subsystems to OEMs in the server, high-performance computing and communications markets, as well as from sales of component products to storage customers, appliance customers, system builders and cloud and datacenter customers. Although we expect these memory subsystems to continue to account for a portion of our revenues, we have experienced declines in sales of these products in recent periods and these declines could continue or intensify in the future. We believe that market acceptance of these products or derivative products that incorporate our core memory subsystem technology is critical to our success, and any continued decline in sales of these products could have a material adverse impact on our performance and long-term prospects.

We have invested significant research and development time and costs into the design of application‑specific integrated circuits (“ASIC”) and hybrid devices, including our NVvault family of products and most recently our next-generation HybriDIMM memory subsystem. These products are subject to increased risks as compared to our legacy products. For example:

●

we are dependent on a limited number of suppliers for the dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND flash”) and ASIC devices that are essential to the functionality of these products, and in the past we have experienced supply chain disruptions and shortages of DRAM and NAND flash required to create our NVvault family of products as a result of issues that are specific to our suppliers or the industry as a whole;

●

our products are generally subject to a product approval and qualification process with customers before purchases are made and we have experienced a longer qualification cycle than anticipated with some of these products, including our HyperCloud memory subsystems;

●	our NVvault products or other new products such as HybriDIMM may contain currently undiscovered flaws, the correction of which could result in increased costs and time to market; and
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

Additionally, if the demand for servers deteriorates or if the demand for our products to be incorporated in servers continues to decline, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target markets in order to replace revenues lost from decreased sales of these products. We may not be able to achieve this diversification, and our inability to do so may adversely affect our business, operating performance and prospects.

Sales to a small number of varying customers represent a significant portion of our net product revenues, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

Sales to a small number of customers represent a substantial portion of our net product revenues. Approximately 16% of our net product revenues in the three months ended July 1, 2017 were to one customer, which was a new customer in the second quarter of 2016 and approximately 11% of our net product revenues in the six months ended July 1, 2017 were to a different customer, which was a new customer in the fourth quarter of 2016. Additionally, in the three and six months ended July 2, 2016, approximately 47% and 11%, and 35% and 12% of our net product revenues in the respective periods were to two customers, neither of which purchased many products or contributed a meaningful portion of our revenues in the corresponding 2017 periods. The composition of major customers and their respective contributions to our net product revenues have varied and will likely continue to vary from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell.

We do not have long-term agreements with any of our customers and, as result, any or all of them could decide at any time to discontinue, decrease or delay their purchase of our products or the component products we resell to these customers directly. In addition, the prices that customers pay for these products could change at any time. Further, we may not be able to sell some of our products developed for one customer to a different customer because our products are often customized to address specific customer requirements, and even if we are able to sell these products to another customer, our margin on these products may be reduced. Additionally, although customers are generally allowed only limited rights of return after purchasing our products or the component products we resell, we may determine that it is in our best interest to accept returns from certain large or key customers even if we are not contractually obligated to accept them in order to maintain good relations with these customers. Any returns beyond our expectations could negatively impact our operating results. Moreover, because a few customers account for a substantial portion of our net product revenues, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flows. As a result, the loss of any of our customers or a reduction in sales to or difficulties collecting payments from any of them could significantly reduce our net product revenues and adversely affect our operating results.

Our ability to maintain or increase our net product revenues to our key customers depends on a variety of factors, many of which are beyond our control. These factors include our customers’ continued sales of servers and other computing systems that incorporate our memory subsystems and our customers’ continued incorporation of our products or the component products we resell to these customers directly into their systems. Because of these and other factors, sales to these customers may not continue and the amount of such sales may not reach or exceed historical levels in any future period.

We are subject to risks of disruption in the supply of component products.

Our ability to fulfill customer orders for or produce qualification samples of our products is dependent on a sufficient supply of field-programmable gate arrays (“FPGAs”), ASICs, DRAM ICs and NAND flash, which are essential components of our memory subsystems. In addition, we purchase some of these component products from Samsung under the terms of the JDLA and from alternative suppliers for the purpose of resale to end-customers that are not reached in Samsung’s distribution model. We have no long‑term supply contracts for any of these component products. Further, there are a relatively small number of suppliers of these components and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, including an affiliate of Samsung, from which we obtained a large portion of our total inventory purchases in 2016 and the first six months of 2017. We also use consumables and other components, including printed circuit boards (“PCBs”), to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

From time to time, shortages in DRAM ICs and NAND flash have required some suppliers to limit the supply of these components. In the past, we have experienced supply chain disruptions and shortages of DRAM and NAND flash required to create our HyperCloud, NVvault and Planar X VLP products, and we have been forced to procure component products that we resell to customers directly from alternative suppliers to the extent we are not able to procure from Samsung sufficient quantities of these products g to satisfy customer orders. We are continually working to secure adequate supplies of the components necessary to fill customers’ orders in a timely manner. If we are unable to obtain a sufficient supply of DRAM ICs, NAND flash or other essential components to avoid interruptions in the delivery of our products as required by our customers or the delivery of these components to customers to whom we resell them directly, these customers may reduce future orders for these products or not purchase these products from us at all, which would cause our net product revenues to decline and harm our operating results. In addition, our reputation could be harmed due to failures to meet our customers’ demands and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business and we may lose market share to our competitors. Further, if our suppliers are unable to produce qualification samples of our products on a timely basis or at all, we could experience delays in the qualification process with existing or prospective customers, which could have a significant impact on our ability to sell our products. Moreover, if we are not able to obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, we may not be able to develop or introduce new products, we may experience significant increases in our cost of sales if we are forced to procure these components from alternative suppliers and are not able to negotiate favorable terms with these suppliers, or we may be forced to cease our resales of components we sell to customers directly.

Our dependence on a small number of suppliers and the lack of any guaranteed sources for the essential components of our products and the components we resell to customers directly expose us to several risks, including the inability to obtain an adequate supply of these components, increases in their costs, delivery delays and poor quality. Additionally, our customers qualify certain of the components provided by our suppliers for use in their systems. If one of our suppliers experiences quality control or other problems, it may be disqualified by one or more of our customers. This would disrupt our supplies of these components, and would also reduce the number of suppliers available to us and may require that we qualify a new supplier, which we may not be able to do.

Declines in customer demand for our products in recent periods have caused us to reduce our purchases of DRAM ICs and NAND flash for use as components in our products. Such declines or other fluctuations could continue in the future. If we fail to maintain sufficient purchase levels with some suppliers, our ability to obtain supplies of these raw materials may be impaired due to the practice of some suppliers to allocate their products to customers with the highest regular demand.

Frequent technology changes and the introduction of next-generation versions of these component products may also result in the obsolescence of our inventory on-hand, which could involve significant time and costs to replace, reduce our net product revenues and gross margin and adversely affect our operating performance and financial condition.

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

Even after successful qualification and sales of our products to a customer, because the qualification process is both product-specific and platform-specific, our existing customers sometimes require us to re-qualify our products or to qualify our new products for use in new platforms or applications. For example, as our OEM customers transition from prior generation architectures to current generation architectures, we must design and qualify new products for use by these customers. In the past, this design and qualification process has taken up to nine months to complete, during which time our net product revenues to these customers declined significantly. Additionally, after our products are qualified with existing or new customers, the customer may take several months to begin purchasing the product or may decide not to purchase the product at all.

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

We must devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with prospective customers in anticipation of sales. Significant delays or other difficulties in the qualification process could result in an inability to keep up with rapid technology change or new, competitive products. If we delay or do not succeed in qualifying a product with an existing or prospective customer, we would not be able to sell that product to that customer, which may result in our holding excess and obsolete inventory and could reduce our net product revenues and customer base, any of which could materially harm our operating results and business.

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

We may not be successful at any of these activities. As a result, we may not be able to successfully develop new or enhanced products or we may experience delays in this process. Failures or delays in product development and introduction could result in the loss of, or delays in generating, net products sales or other revenues and the loss of key customer relationships. Even if we develop new or enhanced products or technologies, they may not meet our customers’ requirements or gain market acceptance, as our product development efforts are inherently risky due to the challenges of foreseeing changes or developments in technology or anticipating the adoption of new standards. Moreover, we have invested significant resources in our product development efforts, which would be lost if we fail to develop successful products. If any if these risks were to occur, our net product revenues, prospects and reputation could be materially adversely affected.

We face intense competition in our industry, and we may not be able to compete successfully in our target markets.

Our products are primarily targeted to OEMs in the server, high-performance computing and communications markets. In addition, we resell certain component products to storage customers, appliance customers, system builders and cloud and datacenter customers. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs and other customers. We face competition from DRAM suppliers, memory module providers and logic suppliers for many of our products, including EXPRESSvault, NVvault and HybriDIMM. We also face competition from the manufacturers and distributors of the component products we resell to customers, as these manufacturers and distributors could decide at any time to sell these component products to these customers directly. Additionally, if and to the extent we enter new markets or pursue licensing arrangements to monetize our technologies and intellectual property portfolio, we may face competition from a large number of competitors that produce solutions utilizing similar or competing technologies.

Some of our customers and suppliers may have proprietary products or technologies that are competitive with our products or the components we resell to them, or could develop internal solutions or enter into strategic relationships with, or acquire, other high-density memory module or component providers. Any of these actions could reduce our customers’ demand for our products or the component products we resell. Some of our significant suppliers of memory integrated circuits may be able to manufacture competitive products at lower costs by leveraging internal efficiencies, or could choose to reduce our supply of memory integrated circuits, which could adversely affect our ability to manufacture our memory subsystems on a timely basis, if at all.

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

Our ability to compete in our current target markets and future markets will depend in large part on our ability to successfully develop, introduce and sell new and enhanced products or technologies on a timely and cost-effective basis and to respond to changing market requirements. We expect our competitors to continue to improve the performance of their current products and potentially reduce their prices. In addition, our competitors may develop future generations and enhancements of competitive products or new or enhanced technologies that may offer greater performance and improved pricing or render our technologies obsolete. If we are unable to match or exceed the improvements made by our competitors, our market position and prospects could deteriorate and our net product revenues could decline.

A limited number of relatively large potential customers dominate the markets for the products we sell.

Our target markets are characterized by a limited number of large companies. Consolidation in one or more of our target markets may further increase this industry concentration. As a result, we anticipate that sales of our products and the component products we resell will continue to be concentrated among a small number of large customers in the foreseeable future. We believe that our financial results will depend in significant part on our success in establishing and maintaining relationships with and effecting substantial sales to these potential customers. Even if we establish and successfully maintain these relationships, our financial results will be largely dependent on these customers’ sales and business results.

If a standardized memory solution that addresses the demands of our customers is developed, our net product revenues and market share may decline.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in our patent applications will be allowed. As of July 1, 2017, we had 68 U.S. and foreign patents issued, one German utility model and 40 pending patent applications worldwide. Although we intend to continue filing patent applications with respect to the new processes and technologies that we develop, patent protection may not be available for some of these processes or technologies, in which case they may remain unprotected from use by third parties, including our competitors.

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

Adverse changes in domestic and global economic and political conditions have made it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and these conditions have caused and could continue to cause U.S. and foreign businesses to slow or decrease spending on our products and services and the products we resell to customers directly. For instance, the current political instability in Korea could impact our operations and financial condition as a result of our dependence on Samsung, a South Korean based company, as a key supplier and strategic partner, and our ongoing legal proceedings against SK hynix. In addition, sales of our products and the products we resell to customers directly are dependent upon demand by OEMs in the server, high-performance computing and communications markets, as well as by storage customers, appliance customers, system builders and cloud and datacenter customers. These markets are characterized by wide fluctuations in product supply and demand. Additionally, these markets have been cyclical and have experienced significant downturns, often connected with or in anticipation of maturing product cycles, reductions in technology spending and declines in general economic conditions. During these downturns, product demand diminishes, production capacity exceeds demand, inventory levels increase and average selling prices decline, all of which would materially adversely impact our business and operating results. Additionally, such a downturn could decrease the perceived value of our intellectual property portfolio and result in reduced ability to pursue our goal of monetizing this portfolio.

We may experience substantial period-to-period fluctuations in our operating results due to factors affecting the markets in which we operate. A decline or significant shortfall in demand in any of these markets could have a material adverse effect on demand for our products and the products we resell to customers directly and, consequently, on our net product revenues. In addition, because many of our costs and operating expenses are relatively fixed, if we are unable to control our expenses adequately in response to reduced product revenues, our gross margins, operating income and cash flows would be negatively impacted.

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

Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margins and earnings.

We make significant decisions regarding the levels of business we will seek and accept, production schedules, component procurement, personnel needs and other resource requirements based on our estimates of customer demand. We do not have long-term agreements with any of our customers. Instead, sales are made primarily pursuant to standard purchase orders that we often receive no more than two weeks in advance of the desired delivery date and that may be rescheduled or cancelled on relatively short notice. The short-term nature of the commitments by many of our customers and the fact that our customers may cancel or defer purchase orders for any reason reduces our backlog of firm orders and our ability to accurately estimate future customer requirements for our products or the component products we resell to customers directly. This fact, combined with the quick turn-around times that apply to most orders, makes it difficult to forecast our production and inventory needs and allocate production capacity efficiently. As a result, we attempt to forecast the demand for the components needed to manufacture our products and to resell to customers directly, but any such forecasts could turn out to be wrong. Further, lead times for components vary significantly and depend on various factors, such as the specific supplier and the demand and supply for a component at a given time.

Our production expense and component purchase levels are to a large extent fixed in the short term. As a result, we may be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in customer orders. If we overestimate customer demand, we may have excess inventory of components, which may not be able to be used in other products or resold and may become obsolete before any such use or resale. If there is a subsequent decline in the prices of these components, the value of our inventory would fall. As a result, we may need to write-down the value of our component inventory, which may result in a significant decrease in our gross margin and financial condition. Also, to the extent that we order components or manufacture our products in anticipation of future demand that does not materialize or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our component or finished goods inventory. In the past, we have had to write-down inventory due to obsolescence, excess quantities and declines in market value below our costs. Any significant shortfall of customer orders in relation to our expectations could hurt our operating results, cash flows and financial condition.

Conversely, any rapid increases in demand by our customers could strain our resources and reduce our margins. If we underestimate customer demand, we may not have sufficient inventory of necessary components on hand to meet that demand. We also may not have sufficient manufacturing capacity at any given time to meet any demands for rapid increases in production of our products. These shortages of inventory and capacity could lead to delays in the delivery of our products or the component products we resell, which may force us to forego sales opportunities, reduce our net product revenues and damage our customer relationships.

Declines in our average sales prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross profit.

Our industry is competitive and historically has been characterized by declines in average sales price, based in part on market prices for DRAM ICs, NAND flash and other component products, which historically have constituted a substantial portion of the total cost of our memory subsystems and in recent periods have constituted the vast majority of the cost of resales of these products to customers directly. Our average sales prices may decline due to several factors, including overcapacity in the worldwide supply of these components, increased manufacturing efficiencies, implementation of new manufacturing processes and expansion of manufacturing capacity by component suppliers.

Once our prices with a customer are negotiated, we are generally unable to revise pricing with that customer until our next regularly scheduled price adjustment. As a result, if market prices for essential components increase, we generally cannot pass the price increases on to our customers for products purchased under an existing purchase order. Consequently, we are exposed to the risks associated with the volatility of prices for these components and our cost of sales could increase and our gross margins could decrease in the event of price increases. Alternatively, if there are declines in the prices of these components, we may need to reduce our selling prices for subsequent purchase orders, which may result in a decline in our net product revenues.

In addition, since a large percentage of our product revenues are to a small number of customers, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. If not offset by increases in volume of sales or the sales of newly-developed products with higher margins, decreases in average sales prices could have a material adverse effect on our business and operating results.

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

We depend on third parties to design and manufacture custom components for some of our products and the component products we resell to customers directly, which exposes us to risks.

Significant customized components, such as ASICs, that are used in HyperCloud and some of our other products, as well as all of the component products we resell, are designed and manufactured by third parties. The ability and willingness of third parties to enter into these engagements with us and perform in accordance with these engagements is largely outside of our control. If one or more of our design or manufacturing partners experiences a manufacturing disruption, fails to dedicate adequate resources to the production of our products or the components we purchase for resale, experiences financial instability or otherwise fails to perform its obligations to us in a timely manner or at satisfactory quality levels, our ability to bring products to market or deliver products to our customers, as well as our reputation, could suffer and our business and prospects could be materially harmed. In the event of any failure by our component manufacturers, we may have no readily available alternative source of supply for these components, since, in our experience, the lead time needed to establish a relationship with a new design or manufacturing partner is substantial, and the time for our OEM customers to re-qualify our products with components from a new vendor is also significant. Additionally, if we need to replace one of our component manufacturers, we may not be able to do so in a timely manner, on acceptable terms or at all. Further, we may not be able to redesign the customized components used in our products to be manufactured by a new manufacturer, in which case we could infringe on the intellectual property of our current design or manufacturing partner when we redesign the custom components. Such an occurrence could force us to stop selling certain of our products or the component products we resell or could expose us to lawsuits, license payments or other liabilities.

Our dependence on third-party manufacturers exposes us to many other risks, including, among others: reduced control over delivery schedules, quality, manufacturing yields and costs; the potential lack of adequate capacity during periods of excess demand; limited warranties on products supplied to us; and potential misappropriation of our intellectual property or the intellectual property of others. We are dependent on our manufacturing partners to manufacture components with acceptable quality and manufacturing yields, to deliver these components to us on a timely basis and to allocate a portion of their manufacturing capacity sufficient to meet our needs. However, these component manufacturers may not be able to achieve or maintain acceptable yields or deliver sufficient quantities of components on a timely basis or at an acceptable cost. Additionally, our manufacturing partners may not continue to devote adequate resources to produce our products or the component products we resell, or continue to advance the process design technologies on which the qualification and manufacturing of our products or the component products we resell are based. Further, we could be exposed to liability if component manufacturers are found to infringe the intellectual property rights of others and we are held responsible for any such infringement. Any of these risks could limit our ability to meet customer demand and materially adversely affect our business and operating results.

If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims.

Our customers require our products and the component products we resell to meet strict quality standards. If these products do not meet these standards, our customers may discontinue purchases from us until we are able to resolve the quality issues that are causing us to not meet the standards, which we may not be able to do. These “quality holds” could be costly and time-consuming to resolve and could have a significant adverse impact on our revenues and operating results.

If these products are defectively manufactured, contain defective components or are used in defective or malfunctioning systems, we could be subject to warranty and product liability claims, product recalls, safety alerts or advisory notices.

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

We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales.

We primarily market and sell our products and the component products we resell to customers directly through a direct sales force and a network of independent sales representatives. We have expended significant resources to build our internal sales and marketing function, but compared to many of our competitors, we have relatively little experience creating a sales and marketing platform and developing a team to implement it. We may be unsuccessful in these efforts.

These sales representatives generally may terminate their relationships with us at any time. As a result, our performance depends in part on our ability to retain existing and attract additional sales representatives that will be able to market and support our products or the component products we resell effectively, especially in markets in which we have not previously distributed these products. Our efforts to attract, train and retain these sales representatives to be knowledgeable about our industry, products and technologies are costly and time-consuming. If these efforts fail, our investments in these sales representatives may not produce the expected benefits and our ability to market and sell our products or the component products we resell may be limited, which could materially harm our financial condition and operating results. Further, our reliance upon independent sales representatives subjects us to risks, as we have very little control over their activities and they are generally free to market and sell other, potentially competing products. As a result, these independent sales representatives could devote insufficient time or resources to marketing our products or the component products we resell, could market them in an ineffective manner or could otherwise be unsuccessful in selling adequate quantities of these products.

Economic, geographic and political and other risks associated with our international sales and operations expose us to significant risks.

Part of our growth strategy involves making sales to foreign corporations and delivering products to facilities located in foreign countries. To facilitate this process and to meet the long-term projected demand for our products, we have established a manufacturing facility in the PRC, which performs most of our worldwide manufacturing activities. Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations, as we are operating in business and regulatory environments in which we have limited experience. Further, the geographic distance from our headquarters in Irvine, California, compounds the difficulties of running a manufacturing operation in the PRC. For instance, we may not be able to maintain the desired amount of control over production capacity and timing, inventory levels, product quality, delivery schedules, manufacturing yields and costs. Moreover, we will need to continue to overcome language and cultural barriers to effectively conduct these international operations. Our failure to meet applicable regulatory requirements or overcome cultural barriers could result in legal consequences or production delays and increased turnaround times, which would adversely affect our business. In addition, changes to the labor laws of the PRC could increase the cost of employing the local workforce. The increased industrialization of the PRC, as well as general economic and political conditions in the PRC, could also increase the cost of local labor or the other costs of doing business in the PRC. Any of these factors could negatively impact the cost savings we experience from locating our manufacturing facility in the PRC. Additionally, our management has limited experience creating or overseeing foreign operations, and the ongoing management of our PRC facility may require our management team to divert substantial amounts of their time and attention, particularly if we encounter operational, legal or cultural difficulties or disruptions at our PRC facility.

To date, all of our net product revenues have been denominated in U.S. dollars. In the future, however, some of our net product revenues may be denominated in Chinese Renminbi (“RMB”). The Chinese government controls the procedures by which RMB is converted into other currencies, which generally requires government consent. As a result, RMB may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures or imposes additional restrictions on currency conversion, our operations and our operating results could be negatively impacted. In addition, Chinese law imposes restrictions on the movement of funds outside of the PRC. If we need or decide to repatriate funds from our Chinese operations, we would be required to comply with the procedures and regulations of applicable Chinese law. Any failure to comply with these procedures and regulations could adversely affect our liquidity and financial condition. Further, if we are able to repatriate funds from our Chinese operations, these funds would be subject to U.S. corporate income tax. In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses and results of operations, the value of our assets and liabilities and the comparability of our period-to-period results.

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

Our international sales are subject to a number of additional risks, including regulatory risks, timing and availability of export licenses, difficulties in accounts receivable collections, difficulties in managing distributors, lack of a significant local sales presence, difficulties in obtaining governmental approvals, compliance with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. In addition, the United States or foreign countries may implement quotas, duties, tariffs, taxes or other charges or restrictions upon the importation or exportation of our products or the products we resell to customers directly, leading to a reduction in sales and profitability in that country. This risk of increased trade barriers or charges has become more pronounced following the results of the recent U.S. presidential election, as the trade policies of the current U.S. presidential administration, including withdrawal from the Trans-Pacific Partnership and proposed revision to the North American Free Trade Agreement, could threaten or otherwise have a significant negative effect on our ability to continue to conduct our international operations in the manner and at the costs as we have in the past. Any increased costs or regulatory obstacles with respect to our international operations, including our manufacturing facility in the PRC and our international sales, could have a material adverse effect on our business, financial condition and prospects for growth.

Our operations could be disrupted by power outages, natural disasters or other factors.

Due to the geographic concentration of our manufacturing operations in our PRC facility and our small number of component suppliers, including Samsung for the majority of the component products we resell to customers directly, a disruption resulting from equipment or power failures, quality control issues, human errors, government intervention or natural disasters, including earthquakes and floods, could require significant costs to repair and could interrupt or interfere with the manufacture of our products or the component products we resell to customers directly and cause significant delays in product shipments, which could harm our customer relationships, financial condition and results of operations. In July 2014, our PRC facility suffered water damage as a result of heavy rain and floods, which forced us to temporarily halt manufacturing at the facility while necessary repairs or replacements were made to the facility and to certain of our manufacturing equipment. This incident caused us to incur additional expenses, as we shifted our manufacturing activities to a third-party facility in the PRC to mitigate the disruption in product shipments to our customers. While we believe we were able to contain this disruption, we may not be able to secure alternative manufacturing capabilities if manufacturing at the PRC facility is disrupted in the future, in which case our relationships with our customers could be materially harmed. Additionally, while we were able to favorably resolve our claim with our insurance carrier with respect to the damage to our facility cause by the July 2014 incident, we may not experience the same outcome if a similar event occurs in the future, in which case we would be forced to bear the significant costs to repair any damage to our manufacturing equipment and facility.

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

As of August 10, 2017, 8.1% of our outstanding common stock was held by our directors and officers, including 7.8% held by Chun K. Hong, our Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

Date: August 15, 2017		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit No.	Description
3.1+	Restated Certificate of Incorporation of Netlist, Inc.
3.1.1+	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.

3.1.2+	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.

3.2	Amended and Restated Bylaws of Netlist, Inc. (incorporated by reference to exhibit number 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

4.1

Rights Agreement, dated as of April 17, 2017, by and between the Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to exhibit number 4.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2017).

10.1+	Amendment to Loan and Security Agreement, dated April 12, 2017, by and between Netlist, Inc. and Silicon Valley Bank.

10.2+§	Investment Agreement, dated May 3, 2017, by and between Netlist, Inc. and TR Global Funding V, LLC.

10.3+	Security Agreement, dated May 3, 2017, by and between Netlist, Inc. and TR Global Funding V, LLC.

10.4+	Intercreditor Agreement, dated May 3, 2017, by and between SVIC No. 28 New Technology Business Investment L.L.P. and TR Global Funding V, LLC and consented and agreed to by Netlist, Inc.

10.5+	Intercreditor Agreement, dated May 3, 2017, by and between Silicon Valley Bank and TR Global Funding V, LLC and consented and agreed to by Netlist, Inc.

10.6+	Intercreditor Agreement, dated April 20, 2017, by and between SVIC No. 28 New Technology Business Investment L.L.P and Silicon Valley Bank and consented and agreed to by Netlist, Inc.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

+ Filed herewith.

* Furnished herewith.

§  Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, and these confidential portions have been redacted from the version of this agreement that is filed with this report. A complete copy of this exhibit, including the redacted portions, has been separately furnished to the SEC.