Form 10-Q
period 2017-09-30
NETLIST INC
filed 2017-11-14
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the registrant’s common stock as of the latest practicable date:

Common Stock, par value $0.001 per share

70,419,646 shares outstanding at November 6, 2017

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,583	$9,476
Restricted cash	2,400	3,100
Accounts receivable, net of reserves of $47 (2017) and $151 (2016)	3,080	1,751
Inventories	4,386	3,160
Prepaid expenses and other current assets	1,703	1,766
Total current assets	20,152	19,253

Property and equipment, net	509	645
Other assets	82	70
Total assets	$20,743	$19,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$7,766	$4,028
Revolving line of credit	2,570	676
Accrued payroll and related liabilities	650	1,085
Accrued expenses and other current liabilities	306	270
Notes payable and capital lease obligation, current	23	151
Total current liabilities	11,315	6,210
Convertible promissory note, net of debt discount, and accrued interest	14,638	14,251
Long-term warranty liability	53	36
Total liabilities	26,006	20,497
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value - 150,000 shares authorized; 70,420 (2017) and 61,653 (2016) shares issued and outstanding	70	62
Additional paid-in capital	149,580	144,035
Accumulated deficit	(154,913)	(144,626)
Total stockholders' deficit	(5,263)	(529)
Total liabilities and stockholders' deficit	$20,743	$19,968

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016

Net product revenues	$9,010	$2,589	$29,840	$7,260
Non-recurring engineering revenues	-	-	-	6,857
Total net revenues	9,010	2,589	29,840	14,117
Cost of sales(1)	8,285	2,580	27,791	6,996
Gross profit	725	9	2,049	7,121
Operating expenses:
Research and development(1)	1,159	1,463	4,142	4,940
Intellectual property legal fees	749	409	2,129	2,255
Selling, general and administrative(1)	1,780	2,398	5,645	6,822
Total operating expenses	3,688	4,270	11,916	14,017
Operating loss	(2,963)	(4,261)	(9,867)	(6,896)
Other expense, net:
Interest expense, net	(135)	(159)	(421)	(428)
Other income, net	-	19	2	17
Total other expense, net	(135)	(140)	(419)	(411)
Loss before provision for income taxes	(3,098)	(4,401)	(10,286)	(7,307)
Provision for income taxes	-	-	1	1
Net loss	$(3,098)	$(4,401)	$(10,287)	$(7,308)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.08)	$(0.16)	$(0.14)
Weighted-average common shares outstanding:
Basic and diluted	65,644	52,454	63,056	51,301

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$4	$14	$33	$42
Research and development	78	73	258	263
Selling, general and administrative	213	246	649	789
Total stock-based compensation	$295	$333	$940	$1,094

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,	October 1,
	2017	2016

Cash flows from operating activities:
Net loss	$(10,287)	$(7,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214	210
Interest accrued on convertible promissory note	225	-
Amortization of debt discount	162	163
Stock-based compensation	940	1,094
Changes in operating assets and liabilities:
Restricted cash	700	(700)
Accounts receivable	(1,329)	(403)
Inventories	(1,226)	(1,334)
Prepaid expenses and other assets	271	157
Accounts payable	3,738	902
Accrued payroll and related liabilities	(435)	(349)
Accrued expenses and other liabilities	53	181
Deferred revenue	-	(6,857)
Net cash used in operating activities	(6,974)	(14,244)
Cash flows from investing activities:
Acquisition of property and equipment	(78)	(317)
Net cash used in investing activities	(78)	(317)
Cash flows from financing activities:
Net borrowings under line of credit	1,894	-
Payments on debt	(348)	(250)
Proceeds from issuance of common stock, net	4,431	10,334
Proceeds from exercise of stock options	182	187
Net cash provided by financing activities	6,159	10,271
Net change in cash and cash equivalents	(893)	(4,290)
Cash and cash equivalents at beginning of period	9,476	19,684
Cash and cash equivalents at end of period	$8,583	$15,394

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Note 1—Description of Business

Netlist, Inc. together with its wholly owned subsidiaries (hereinafter collectively referred to as the “Company” or “Netlist,” unless the context or the use of the term indicates otherwise) is a leading provider of high-performance modular memory subsystems serving customers in diverse industries that require superior memory performance to empower critical business decisions. The Company has a long history of introducing disruptive new products, such as one of the first load-reduced dual in-line memory modules (“LRDIMM”) based on its distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM.  The Company was also one of the first to bring NAND flash memory (“NAND flash”) to the memory channel with its NVvault® non-volatile dual in-line memory modules (“NVDIMM”) using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. The Company recently introduced a new generation of storage class memory products called HybriDIMM™ to address the growing need for real-time analytics in Big Data applications and in‑memory databases.

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

Liquidity

The Company incurred net losses of $3.1 million and $10.3 million for the three and nine months ended September 30, 2017, respectively, and $11.2 million and $20.5 million for the fiscal years ended December 31, 2016 and January 2, 2016, respectively. The Company has historically financed its operations primarily through issuances of equity and debt securities and revenues generated from operations, including product revenues and a non-recurring engineering (“NRE”) fee from its Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”), discussed below. The Company has also funded its operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of its legal proceedings and, to a lesser extent, equipment leasing arrangements (see Notes 4, 5 and 7).

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

On September 23, 2016, the Company completed an underwritten registered public offering (the “2016 Offering”), pursuant to which it sold 9,200,000 shares of its common stock at a price to the public of $1.25 per share.  The net proceeds to the Company from the 2016 Offering were $10.3 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On August 22, 2017, the Company completed an underwritten registered public offering (the “2017 Offering”), pursuant to which it sold 8,500,000 shares of its common stock at a price to the public of $0.60 per share.  The net proceeds to the Company from the 2017 Offering were $4.4 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

Inadequate working capital would have a material adverse effect on the Company’s business and operations and could cause the Company to fail to execute its business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require the Company to significantly modify its business model and/or reduce or cease its operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of its ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities.  While the Company’s estimates of its operating revenues and expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes the Company’s existing cash balance, together with cash provided by the Company’s operations and borrowing availability under a bank credit facility (see Note 4) and taking into account cash expected to be used in operations and the funding to be received for certain litigation expenses (see Note 7), will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

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

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of September 30, 2017 and the condensed consolidated statements of operations and statements of cash flows for the nine months ended September 30, 2017 and October 1, 2016.  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any full year or any other interim period.

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

Restricted Cash

Restricted cash consists of cash to secure standby letters of credit. Restricted cash was $2.4 million as of September 30, 2017 and related to three standby letters of credit.  Restricted cash was $3.1 million as of December 31, 2016 and related to two standby letters of credit.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of the Company’s customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of September 30, 2017. However, market conditions could change or demand for the Company’s products could decrease, which could result in future impairment of long-lived assets.

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

The estimated fair value of common stock option awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of the Company’s common stock option awards.  The expected term of options granted is calculated as the weighted-average of the vesting period and the contractual expiration date of the option.  This calculation is in accordance with FASB ASC Topic 718, as amended by certain SEC guidance providing for a safe harbor method in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available.  The expected volatility is based on the historical volatility of the Company’s common stock.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company’s history and management’s expectation regarding dividend payouts.

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

In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect the Company’s expenses and results of operations, the value of its assets and liabilities and the comparability of its period-to-period results. The liabilities of the Company’s subsidiary in the PRC exceeded its assets as of September 30, 2017 and October 1, 2016.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss.  Transaction gains and losses were not significant during the three and nine months ended September 30, 2017 and October 1, 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which was subsequently amended by ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20. ASU 2014-09, as amended, supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new ASC Topic 606 (“ASC 606”). ASU 2014-9, as amended, implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.   ASC 606 is effective for public entities for annual periods beginning after December 15, 2017 (fiscal year 2018 for the Company), and interim periods within the year of adoption.  The Company has not yet selected a transition method but does not anticipate the adoption of ASC 606 will have a material impact on its consolidated financial statements and disclosures.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following as of the dates presented:

	September 30,	December 31,
	2017	2016
	(in thousands)
Raw materials	$1,217	$884
Work in process	276	47
Finished goods	2,893	2,229
	$4,386	$3,160

Warranty Liabilities

The following table summarizes activity related to warranty liabilities in the periods presented:

	Nine Months Ended
	September 30,	October 1,
	2017	2016
	(in thousands)
Beginning balance	$89	$122
Estimated cost of warranty claims charged to cost of sales	162	33
Cost of actual warranty claims	(119)	(87)
Ending balance	132	68
Less current portion	(79)	(41)
Long-term warranty liability	$53	$27

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

Computation of Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share, including the numerator and denominator used in the calculation of basic and diluted net loss per share, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	(in thousands, except per share data)
Basic and diluted net loss per share:
Numerator: Net loss	$(3,098)	$(4,401)	$(10,287)	$(7,308)
Denominator: Weighted-average common shares outstanding, basic and diluted	65,644	52,454	63,056	51,301
Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.16)	$(0.14)

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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Common share equivalents	12,803	13,601	12,941	13,150

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

Major Customers and Products

The Company’s product revenues have historically been concentrated in a small number of customers. The following table sets forth the percentage of the Company’s net product revenues made to customers that each comprise 10% or more of the Company’s net product revenues in the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,		October 1,		September 30,		October 1,
	2017		2016		2017		2016
Customer:
Customer A	*	%	*	%	*	%	10%
Customer B	*	%	17%		*	%	29%
Customer C	*	%	17%		*	%	*	%
Customer D	13%		*	%	*	%	*	%
Customer E	10%		*	%	*	%	*	%

*Less than 10% of net product revenues during the period.

The Company’s accounts receivable are concentrated with three customers at September 30, 2017, representing 21%, 16% and 11% of aggregate gross receivables, respectively. At December 31, 2016, two customers represented 27% and 11% of aggregate gross receivables, respectively. The loss of any of the Company’s significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce the Company’s net product revenues and adversely affect its operating results. The Company tries to mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain Samsung products that it purchases under the terms of the JDLA with Samsung to certain end-customers that are not reached in Samsung’s distribution model, including storage customers, appliance customers, system builders and cloud and datacenter customers. In the three and nine months ended September 30, 2017 and October 1, 2016, resales of these products represented approximately 75%, 86%, 53% and 51%, respectively, of the Company’s net product revenues.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash financing activities for the periods presented:

	Nine Months Ended
	September 30,	October 1,
	2017	2016
	(in thousands)
Supplemental disclosure of non-cash financing activities:
Debt financing of insurance	$220	$264
Acquisition of equipment through capital lease	$-	$179
Issuance of shares for cashless warrant exercise	$-	$1

Note 4—Credit Agreement

SVB Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as amended, the “SVB Credit Agreement”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 80% of its eligible accounts receivable, or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, (i) letters of credit were outstanding in the amount of $2.4 million and $3.1 million, respectively (ii) the Company had outstanding borrowings of $2.6 million and $0.7 million, respectively, and (iii) availability under the revolving line of credit was $0.1 million and $0.8 million, respectively.

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

For all periods before April 20, 2017, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by SVIC (see Note 5). Certain of these lien priorities were modified in April and May 2017 in connection with the Company’s establishment of a funding arrangement with TRGP for certain of the Company’s litigation expenses in connection with certain of its legal proceedings against SK hynix. On May 3, 2017, TRGP entered into an intercreditor agreement with each of SVIC and SVB, and on April 20, 2017 SVIC and SVB entered into an intercreditor agreement with each other (such intercreditor agreements, collectively, the “Intercreditor Agreements”). Pursuant to the terms of the Intercreditor Agreements, SVB’s security interests in the Company’s assets have been modified as follows: SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings; a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings; and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings. See Note 7 for additional information about the funding arrangement with TRGP, the Intercreditor Agreements and the Company’s legal proceedings against SK hynix.

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of September 30, 2017, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following as of the dates presented:

	September 30,	December 31,
	2017	2016
	(in thousands)
Convertible promissory note, SVIC, net of debt discount of $922 and $1,084 in 2017 and 2016, respectively	$14,078	$13,916
Accrued interest on convertible promissory note with SVIC	560	335
Notes payable and capital lease obligation	23	151
	$14,661	$14,402
Less current portion	(23)	(151)
	$14,638	$14,251

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

The SVIC Warrant was valued at $1,165,000, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $154,000 as a debt discount for professional service fees rendered in connection with the transaction.  These amounts are being amortized over the term of the SVIC Note using the effective interest method. For the three and nine months ended September 30, 2017 and October 1, 2016, the Company amortized $54,000, $162,000,  $55,000 and $163,000, respectively, to interest expense in the accompanying condensed consolidated statements of operations.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of September 30, 2017,  the Company was in compliance with its covenants under the SVIC Note.

Capital Lease and Notes Payable

The Company has purchased computer equipment through a capital lease.  As of September 30, 2017, the lease requires monthly payments of approximately $12,000 and matures in December 2017.

Interest expense, including amortization of debt discounts and debt issuance costs, net of interest income, was as follows during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Interest expense:
SVB	$5	$13	$26	$31
SVIC	129	135	387	394
Others	4	14	20	16
	138	162	433	441
Interest income	(3)	(3)	(12)	(13)
	$135	$159	$421	$428

Note 6—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Provision for income taxes	$-	$-	$1	$1
Effective tax rate	-%	-%	(0.01)%	(0.01)%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of September 30, 2017 and December 31, 2016. Accordingly, no benefit has been recognized for net deferred tax assets. The Company’s effective tax rate differs from the federal statutory tax rate of 34% for the nine months ended September 30, 2017 and October 1, 2016 due to providing the full valuation allowance against net deferred tax assets.

The Company did not have any unrecognized tax benefits as of September 30, 2017 and December 31, 2016.

Note 7—Commitments and Contingencies

TRGP Agreement and Related Intercreditor Agreements

On May 3, 2017, the Company and TRGP entered into an investment agreement (the “TRGP Agreement”), which generally provides that TRGP will directly fund the costs incurred by or on behalf of the Company in connection with certain its legal proceedings against SK hynix (see “Litigation and Patent Reexaminations” in this Note 7 below), including costs incurred since January 1, 2017 and costs to be incurred in the future in the Company’s first ITC action and its U.S. district court proceedings, but excluding the Company’s subsequent ITC action and its proceedings in international courts (all such funded costs, collectively, the “Funded Costs”). In exchange for such funding, the Company has agreed that, if the Company recovers any proceeds in connection with the funded SK hynix proceedings, it will pay to TRGP the amount of the Funded Costs paid by TRGP plus an escalating premium based on when any such proceeds are recovered, such that the premium will equal a specified low-to-mid double-digit percentage of the amount of the Funded Costs and such percentage will increase by a specified low double-digit amount each quarter after a specified date until any such proceeds are recovered. In addition, pursuant to the terms of a separate security agreement between the Company and TRGP dated May 3, 2017 (the “Security Agreement”), the Company has granted to TRGP (i) a first priority lien on, and security in, the claims underlying the funded SK hynix proceedings and any proceeds that may be received by the Company in connection with these proceedings, and (ii) a second priority lien on, and security in, the Company’s patents that are the subject of the funded SK hynix proceedings.

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

In connection with the TRGP Agreement, in May 2017, TRGP, SVIC and SVB entered into the Intercreditor Agreements. Pursuant to the terms of the Intercreditor Agreements, TRGP, SVB and SVIC have agreed to their relative security interest priorities in the Company’s assets, such that: (i) TRGP has a first priority security interest in the Company’s claims underlying the funded SK hynix proceedings and any proceeds that may be received by the Company in connection with these proceedings, and a second priority security interest in the Company’s patents that are the subject of the funded SK hynix proceedings, (ii) SVIC has a first priority security interest in the Company’s complete patent portfolio and a second priority security interest in all of the Company’s other tangible and intangible assets (other than the Company’s claims underlying and any proceeds it may receive from the SK hynix proceedings funded under the TRGP Agreement), and (iii) SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings funded under the TRGP Agreement, a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings funded under the TRGP Agreement, and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings funded under the TRGP Agreement. The Company consented and agreed to the terms of each of the Intercreditor Agreements.

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the Company’s consolidated financial statements in each period in which the TRGP Agreement remains in effect. In the nine months ended September 30, 2017, the Company excluded legal expenses of $9.3 million as a result of TRGP’s payment of these expenses under the TRGP Agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the funded SK hynix proceedings would be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery.

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

‘912 Patent Reexamination

As noted above, in April 2010, June 2010 and October 2010, Google and Inphi submitted requests for an Inter Partes Reexamination of the ‘912 patent by the USPTO, claiming that the ‘912 patent is invalid and requesting that the USPTO reject the patent’s claims and cancel the patent. Additionally, in October 2010, Smart Modular, Inc. (“Smart Modular”) submitted another such reexamination request. On January 18, 2011, the USPTO granted such reexamination requests, and in February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 patent reexaminations into a single proceeding. On March 21, 2014, the USPTO issued an Action Closing Prosecution (“ACP”), an office action that states the USPTO examiner’s position on patentability and closes further prosecution, and on June 18, 2014 the USPTO issued a Right of Appeal Notice (“RAN”), a notice that triggers the rights of the involved parties to file a notice of appeal to the ACP, each of which confirmed the patentability of 92 of the ‘912 patent’s claims and rejected the patent’s 11 other claims. The parties involved filed various notices of appeal, responses and requests, and on November 24, 2015, the PTAB held a hearing on such appeals. On May 31, 2016, the PTAB issued a decision affirming certain of the examiner’s decisions and reversing others. On February 9, 2017, the PTAB granted the Company’s request to reopen prosecution before the USPTO examiner and remanded the consolidated proceeding to the examiner to consider the patentability of certain of the pending claims in view of the PTAB’s May 31, 2016 decision and comments from the parties. On October 3, 2017, the examiner issued a determination as to the patentability of certain of the pending claims, which were found to be unpatentable. The proceeding will now return to the PTAB for reconsideration and issuance of a new decision. Accruals have not been recorded for loss contingencies related to the ‘912 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

‘627 Patent Reexamination

In September 2011, Smart Modular submitted a request for an Inter Partes Reexamination by the USPTO of the Company’s U.S. Patent No. 7,864,627 (the “‘627 patent”), related to the ‘912 patent, claiming that the ‘627 patent is invalid and requesting that the USPTO reject the patent’s claims and cancel the patent. On November 16, 2011, the request was granted. On March 27, 2014 and June 27, 2014, the USPTO issued an ACP and a RAN, respectively, each of which rejected all of the ‘627 patent’s claims. The parties involved filed various notices of appeal, responses and requests, and on November 24, 2015, the PTAB held a hearing on such appeals. On May 31, 2016, the PTAB issued a decision affirming the decisions of the examiner. On February 9, 2017, the PTAB granted the Company’s request to reopen prosecution before the USPTO examiner and remanded the proceeding to the examiner to consider the patentability of certain of the pending claims in view of the PTAB’s May 31, 2016 decision and comments from the parties. On October 2, 2017, the examiner issued a determination as to the patentability of the pending claims, which were found to be unpatentable.  The proceeding will now return to the PTAB for reconsideration and issuance of a new decision. Accruals have not been recorded for loss contingencies related to the ‘627 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

‘274 Patent Reexamination

As noted above, in April 2010 and June 2010, Inphi submitted requests for an Inter Partes Reexamination of the ‘274 patent by the USPTO. On August 27, 2010, the request was granted. In March 2012 and June 2012, the USPTO issued an ACP and a RAN, respectively, each of which confirmed the patentability of many of the ‘274 patent’s claims. The parties involved filed various notices of appeal, responses and requests, and on November 20, 2013, the PTAB held a hearing on such appeals. On January 16, 2014, the PTAB issued a decision affirming the examiner in part, but reversing the examiner on new grounds and rejecting all of the patent’s claims. On September 11, 2015, the USPTO examiner issued a determination rejecting the amended claims. On January 23, 2017, the USPTO granted-in-part the Company’s petition to enter comments in support of its positions in the proceeding. On May 9, 2017, the PTAB issued a decision on appeal affirming the rejection of all claims.  Netlist requested rehearing of the PTAB’s decision on June 6, 2017.  The PTAB denied the rehearing request on August 8, 2017.  Netlist expects to appeal the decision to the Court of Appeals for the Federal Circuit.  Accruals have not been recorded for loss contingencies related to the ‘274 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

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

On December 7, 2012, the USPTO granted the Company’s request for the reexamination of the ‘295 patent. On April 29, 2014, the USPTO examiner issued an ACP confirming some claims and rejecting others, and on August 4, 2015, the examiner issued a RAN confirming all pending claims.  On September 4, 2015, the Company appealed to the

PTAB. The parties involved filed various notices of appeal, responses and requests, and on September 22, 2016, the PTAB held a hearing on such appeals. On November 14, 2016, the PTAB issued a decision reversing the examiner and rejected all of the pending claims.  On January 23, 2017, Smart Modular filed a request to reopen prosecution.  The parties had the opportunity present evidence and arguments and the examiner issued a determination on May 8, 2017, which found all pending claims to be unpatentable.  The proceeding will now return to the PTAB for reconsideration and issuance of a new decision.

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

SK hynix Litigation

On September 1, 2016, the Company filed legal proceedings for patent infringement against SK hynix in the ITC and the Central District Court. The proceedings are based on the alleged infringement by SK hynix’s registered dual in-line memory module (“RDIMM”) and LRDIMM enterprise memory products of six of the Company’s U.S. patents. In the ITC proceedings, the Company is seeking an exclusion order that directs U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. In the Central District Court proceedings, the Company is primarily seeking damages.

On October 3, 2016, the ITC instituted an investigation of the trade practices of SK hynix and certain of its subsidiaries related to its importation, sale for importation, and/or sale after importation of RDIMM and LRDIMM enterprise memory products. On November 10, 2016, the ITC set a 16-month target date of February 7, 2018, for the investigation with a final initial determination being filed no later than October 10, 2017.  Based on this target date, the ITC scheduled a hearing on the merits of the investigation which began on May 8, 2017 and concluded on May 11, 2017. On January 4, 2017, the Central District Court issued a scheduling order setting various dates including a trial date of July 10, 2018.  On August 16, 2017, the ITC extended the target date by 5 weeks to March 14, 2018, and extended the deadline for the final initial determination to November 14, 2017.

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

On July 11, 2017, the Company filed legal proceedings for patent infringement against SK hynix and certain of its distributors in the courts of Germany and the PRC based on the alleged infringement by SK hynix’s LRDIMM of the Company’s patents in those jurisdictions.  The courts in Germany and the PRC are currently handling service of process and have not yet issued a schedule for proceedings in either jurisdiction.

On October 31, 2017, the Company filed additional legal proceedings for patent infringement against SK hynix in the ITC based on the alleged infringement by SK hynix’s RDIMM and LRDIMM products of two additional U.S. patents owned by the Company. As with the first ITC action, the Company is seeking an exclusion order that directs U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at September 30, 2017 or December 31, 2016.

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

On August 22, 2017, the Company completed the 2017 Offering, pursuant to which it sold 8,500,000 shares of its common stock at a price to the public of $0.60 per share.  The net proceeds to the Company from the 2017 Offering were $4.4 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

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

Subject to certain adjustments, as of September 30, 2017, the Company was authorized to issue a maximum of 10,205,566 shares of its common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, the maximum number of shares of common stock subject to the plan automatically increased on the first day of each calendar year from January 1, 2007 through January 1, 2016, by the lesser of (i) 5.0% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. Beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. As of September 30, 2017, the Company had 995,381 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan. Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity in the nine months ended September 30, 2017:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
	(in thousands)
Options outstanding at December 31, 2016	8,798	$1.46
Options granted	1,455	0.99
Options exercised	(267)	0.68
Options expired/forfeited	(1,339)	1.46
Options outstanding at September 30, 2017	8,647	$1.40

The intrinsic value of stock options exercised in the nine months ended September 30, 2017 was $89,000.

The following table presents the assumptions used to calculate the weighted-average grant date fair value of stock options granted by the Company during the periods presented:

	Nine Months Ended
	September 30,	October 1,
	2017	2016
Expected term (in years)	6.4	6.1
Expected volatility	87%	106%
Risk-free interest rate	2.03%	1.48%
Expected dividends	-	-
Weighted-average grant date fair value per share	$0.73	$0.89

As of September 30, 2017, the amount of unearned stock-based compensation estimated to be expensed from the Company’s 2017 fiscal year through the Company’s 2019 fiscal year related to unvested stock options is approximately $1.7 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.3 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation expense will increase to the extent the Company grants additional stock options or other stock-based awards.

Warrants

The following is a summary of the Company’s warrant activity for the year ended December 31, 2016 and the nine months ended September 30, 2017:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Warrants outstanding - January 2, 2016	7,633	$0.59
Warrant granted	-	-
Warrants exercised	(2,709)	0.47
Warrants outstanding - December 31, 2016	4,924	$0.66
Warrant granted	-	-
Warrants exercised	-	-
Warrants outstanding - September 30, 2017	4,924	$0.66

Note 9—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At September 30, 2017 and December 31, 2016, approximately $61,000 and $64,000, respectively, of the Company’s long-lived assets, net of depreciation and amortization, were located in the PRC. Substantially all other long-lived assets were located in the United States.

Note 10—Subsequent Events

The Company has performed an evaluation of events occurring subsequent to September 30, 2017, through the filing date of this Quarterly Report on Form 10-Q.  Based on its evaluation, there are no events, except for the matter discussed below, or discussed elsewhere in the notes hereto, which require recognition or disclosure in the condensed consolidated financial statements.

On November 13, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (the “Agent”) to sell shares of the Company’s common stock, with aggregate gross proceeds of up to $9,000,000, from time to time, through an “at-the-market” equity offering program under which the Agent will act as sales agent.

Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that the Agent will be entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement and may suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 and the Prospectus Supplement to be filed on November 14, 2017 with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement.

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

Further, in September 2016, we took action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and two of its subsidiaries in the U.S. International Trade Commission ("ITC") and in U.S. district court. We filed additional legal proceedings for patent infringement against SK hynix in the ITC and in the courts of Germany and the People’s Republic of China in July and October 2017. In both of our ITC actions, we are seeking an exclusion order in the ITC that directs U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. The evidentiary hearing in the ITC investigations occurred in May 2017, with a final initial determination expected to be issued by the ITC in November 2017.  In the U.S. district court and international courts proceedings, we are primarily seeking damages. Our patents involved in the proceedings cover key features of RDIMM and LRDIMM, which we believe are strategic product lines for SK hynix that together account for a significant portion of SK hynix's total revenue and profits. We have taken steps to solidify our position and strategy in connection with our proceedings against SK hynix, including establishing a funding arrangement for our legal costs associated with these proceedings and adopting a rights agreement to implement a standard “poison pill,” which are discussed further below. See Notes 7 and 8 to the condensed consolidated financial statements included in this report for additional information about our proceedings against SK hynix, the related funding arrangement and our poison pill implementation.

We recorded total net revenues of $9.0 million, $29.8 million, $2.6 million and $14.1 million for the three and nine months ended and September 30, 2017 and October 1, 2016, respectively, and $19.7 million and $8.0 million for the years ended December 31, 2016 and January 2, 2016, respectively, and we recorded gross profit of $725,000, $2.0 million, $9,000 and $7.1 million for the three and nine months ended and September 30, 2017 and October 1, 2016, respectively, and $7.4 million and $2.1 million for the years ended December 31, 2016 and January 2, 2016, respectively. We also incurred net losses of $3.1 million, $10.3 million, $4.4 million and $7.3 million for the three and nine months ended September 30, 2017 and October 1, 2016, respectively, and $11.2 million and $20.5 million for the fiscal years ended December 31, 2016 and January 2, 2016, respectively. We have historically financed our operations primarily through issuances of equity and debt securities and revenues generated from operations, including product revenues and NRE revenues from the JDLA. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Liquidity and Capital Resources” below for further information.

Recent Developments

2017 ATM Program

On November 13, 2017, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (the “Agent”) to sell shares of our common stock, with aggregate gross proceeds of up to $9,000,000, from time to time, through an “at-the-market” equity offering program under which the Agent will act as sales agent.

Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that the Agent will be entitled to compensation for their services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement and may suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3 and the Prospectus Supplement to be filed on November 14, 2017 with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement.

2017 Offering

On August 22, 2017, we completed an underwritten registered public offering (the “2017 Offering”), pursuant to which we sold 8,500,000 shares of our common stock at a price to the public of $0.60 per share.  The net proceeds to us from the 2017 Offering were $4.4 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

Establishment of Funding Arrangement and Rights Agreement in connection with SK hynix Proceedings

In April and May of 2017, we established a funding arrangement and a rights agreement in connection with our strategy for our proceedings against SK hynix, each of which is described below.

TRGP Agreement

On May 3, 2017, we entered into an investment agreement (the “TRGP Agreement”) with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”), which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with certain of our proceedings against SK hynix, including costs incurred since January 1, 2017 and costs to be incurred in the future in our first ITC action and our U.S. district court proceedings, but excluding our subsequent ITC action and our proceedings in international courts. In exchange for such funding, we have agreed that, if we recover any proceeds in connection with the funded SK hynix proceedings, we will pay to TRGP the amount of its funding plus an escalating premium based on when any such proceeds are recovered, such that the premium will equal a specified low-to-mid double-digit percentage of the amount of TRGP’s funding and such percentage will increase by a specified low double-digit amount each quarter after a specified date until any such proceeds are recovered. In addition, we have granted to TRGP a first priority security interest in the claims underlying the funded SK hynix proceedings and any proceeds we may receive in connection with these proceedings, and a second priority security interest in our patents that are the subject of these proceedings. We have established this funding arrangement in order to provide us with increased security that we will be able to vigorously pursue our claims against SK hynix through their final resolution.

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

Key Business Metrics

The following describes certain line items in our condensed consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Product Revenues

Net product revenues consist of resales of certain component products, including NAND flash, and sales of our high-performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. Sales are made primarily pursuant to stand-alone purchase orders, which generally have no cancellation or rescheduling penalty provisions. We often ship products to our customers’ international manufacturing sites, but all of our sales to date have been denominated in U.S. dollars.

Sales to small numbers of customers have historically represented a substantial portion of our net product revenues. Additionally, the composition of major customers and their respective contributions to our net product revenues have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. For instance, approximately 13% and 10% of our net product revenues in the three months ended September 30, 2017 were to two customers, each of which represented less than 10% of our net product revenues in the nine months ended September 30, 2017 and in all periods in 2016. Additionally, in the three and nine months ended October 1, 2016, approximately 17% and 17%, and 29% and 10% of our net product revenues in the respective periods were to two customers, neither of which purchased many products or contributed a meaningful portion of our revenues in the corresponding 2017 periods. We do not have long-term agreements with any of our customers. As a result, our product revenues can be materially impacted by fluctuating customer concentrations, as any or all of our customers could decide at any time to increase or decrease their purchase of our products or the component products we resell directly. In addition, the prices customers pay for products could change at any time. As a result, the loss of any of our customers, particularly our large or key customers, an increase or decrease in sales to or sale prices for any of them, including as a result of normal fluctuations in product demand or other factors, or difficulties collecting payments from any of them could materially impact our product revenues and operating results.

The component products we resell include products we purchase from Samsung and certain alternative suppliers for the purpose of resale, and excess component inventory we purchase for, but do not use in, our memory subsystems. We purchase certain products, including primarily NAND flash, from Samsung under the terms of our JDLA with Samsung in order to resell these products to end-customers that are not reached in Samsung’s distribution model, including storage customers, appliance customers, system builders and cloud and datacenter customers. We have also sourced these products from alternative suppliers to the extent sufficient product is not available from Samsung to meet customer demand. In the three and nine months ended September 30, 2017 and October 1, 2016, resales of these products represented 75%, 86%, 53% and 51%, respectively, of our net product revenues, respectively, and we expect resales of these products may continue to increase over time. We also resell excess component inventory to distributors and other users of memory integrated circuits, but these sales have historically been, and we expect will continue to be, a relatively small percentage of our net product revenues.

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

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for patent filings, protection and enforcement. Although we anticipate that intellectual property legal fees will generally increase over time as we continue to protect and seek to expand our patent portfolio, we expect that our intellectual property legal fees may decrease or increase at a slower rate in the near term due to the impact of the TRGP Agreement on our expense related to certain of our proceedings against SK hynix. The legal expenses we incur that are paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from our financial statements in each period in which the TRGP Agreement remains in effect. In the nine months ended September 30, 2017, we excluded legal expenses of $9.3 million as a result of TRGP’s payment of these expenses under the TRGP Agreement. Pursuant to the TRGP Agreement, any settlement or other cash proceeds we may recover in the future in connection with the funded SK hynix proceedings would be reduced by the aggregate amount of legal expenses we exclude as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery. As a result, we expect our intellectual property legal fees would be significantly higher in the period in which any such recovery occurs.

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

Provision for Income Taxes

The federal statutory tax rate was 34% for the nine months ended September 30, 2017 and October 1, 2016. Our effective tax rate differs from the statutory rate because we provide a full valuation allowance against net deferred tax assets, and accordingly we did not recognize an income tax benefit related to losses incurred for the nine months ended September 30, 2017 and October 1, 2016.

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

Our critical accounting policies and estimates are discussed in Note 2 to the condensed consolidated financial statements included in this report and the MD&A included in our 2016 Annual Report. For the nine months ended September 30, 2017, there were no material changes to our critical accounting policies.

Results of Operations

The following table presents each line item of our condensed consolidated statement of operations as a percentage of total net revenues for the three and nine months ended September 30, 2017 compared to three and nine months ended October 1, 2016:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016

Net product revenues	100%	100%	100%	51%
NRE revenues	-	-	-	49
Total net revenues	100	100	100	100
Cost of sales	92	100	93	50
Gross profit	8	-	7	50
Operating expenses:
Research and development	13	57	14	35
Intellectual property legal fees	8	16	7	16
Selling, general and administrative	20	93	19	48
Total operating expenses	41	165	40	99
Operating loss	(33)	(165)	(33)	(49)
Other expense, net:
Interest expense, net	(1)	(6)	(1)	(3)
Other income, net	-	1	-	-
Total other expense, net	(1)	(5)	(1)	(3)
Loss before provision for income taxes	(34)	(170)	(34)	(52)
Provision for income taxes	-	-	-	-
Net loss	(34)%	(170)%	(34)%	(52)%

Net Product Revenues, NRE Revenues, Cost of Sales and Gross Profit

The following tables present net product revenues, NRE revenues, cost of sales and gross profit for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended
	September 30,	October 1,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Net product revenues	$9,010	$2,589	$6,421	248%
NRE revenues	-	-	-	-%
Total net revenues	9,010	2,589	6,421	248%
Cost of sales	8,285	2,580	5,705	221%
Gross profit	$725	$9	$716	7,956%
Gross margin	8.0%	0.3%	7.7%

	Nine Months Ended
	September 30,	October 1,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Net product revenues	$29,840	$7,260	$22,580	311%
NRE revenues	-	6,857	(6,857)	(100)%
Total net revenues	29,840	14,117	15,723	111%
Cost of sales	27,791	6,996	20,795	297%
Gross profit	$2,049	$7,121	$(5,072)	(71)%
Gross margin	6.9%	50.4%	(43.6)%

Net Product Revenues

The increase in our net product revenues for the three months ended September 30, 2017 as compared to the three months ended October 1, 2016 resulted primarily from increases of $1.3 million in sales of NAND flash, primarily sourced from Samsung, and $4.4 million in sales of other small outline dual in-line memory module (“SODIMM”) and RDIMM products and $0.7 million of other very low profile (VLP) product sales. The increase in our net product revenues for the nine months ended September 30, 2017 as compared with the nine months ended October 1, 2016 resulted primarily from increases of $12.7 million in sales of NAND flash, also primarily sourced from Samsung, $9.2 million of other SODIMM and RDIMM sales, $0.6 million in other VLP product sales and $0.1 million of sales of our EV3 product.

NRE Revenues

The decrease in NRE revenues for the three and nine months ended September 30, 2017 as compared to the three and nine months ended October 1, 2016 resulted from the recognition of revenues from the NRE fee for engineering services performed under our JDLA with Samsung in the 2016 period due to our completion of the engineering services required under the initial phase of the agreement in 2016.

Cost of Sales, Gross Profit and Gross Margin

The increase in our cost of sales for the three and nine months ended September 30, 2017 as compared to the three and nine months ended October 1, 2016 resulted primarily from increased costs associated with our increased net product revenues across all periods.  The increase in our gross margin for the three months ended September 30, 2017 as compared to the three months ended October 1, 2016 resulted primarily because of a change in our product mix and more efficient utilization of our overhead costs. The decrease in our gross margin in the nine months ended September 30, 2017 as compared to the nine months ended October 2, 2016 resulted primarily from the decrease of NRE revenues from the JDLA, partially offset by increased product revenue margins.

Research and Development

The following tables present research and development expenses for the three and nine months ended September 30, 2017 and October 2, 2016:

	Three Months Ended
	September 30,	October 1,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Research and development	$1,159	$1,463	$(304)	(21)%

	Nine Months Ended
	September 30,	October 1,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Research and development	$4,142	$4,940	$(798)	(16)%

The decrease in research and development expenses for the three months ended September 30, 2017 as compared to the three months ended October 1, 2016 resulted primarily from decreases of (i) $0.2 million in headcount, overhead and travel expenses and (ii) $0.1 million in product research expenses.

The decrease in research and development expenses in the nine months ended September 30, 2017 as compared to the nine months ended October 1, 2016 resulted primarily from decreases of (i) $0.5 million in headcount, overhead and travel expenses (ii) $0.2 million in product research expenses and (iii) $0.1 million in professional and outside service fees.

Intellectual Property Legal Fees

The following tables present intellectual property legal fees for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended
	September 30,	October 1,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Intellectual property legal fees	$749	$409	$340	83%

	Nine Months Ended
	September 30,	October 1,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Intellectual property legal fees	$2,129	$2,255	$(126)	(6)%

The increase in intellectual property legal fees for the three months ended September 30, 2017 as compared to the three months ended October 1, 2016 resulted primarily from an increase in legal expenses incurred to defend our patent portfolio internationally. The decrease in intellectual property legal fees for the nine months ended September 30, 2017 as compared to the nine months ended October 1, 2016 resulted primarily from a decrease in legal fees incurred for certain trade secret litigation and our establishment of the TRGP Agreement to finance the legal fees and costs incurred in the 2017 period in connection with certain of our legal proceedings against SK hynix.

Selling, General and Administrative

The following tables present selling, general and administrative expenses for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended
	September 30,	October 1,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Selling, general and administrative	$1,780	$2,398	$(618)	(26)%

	Nine Months Ended
	September 30,	October 1,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Selling, general and administrative	$5,645	$6,822	$(1,177)	(17)%

The decrease in selling, general and administrative expenses for the three months ended September 30, 2017 as compared to the three months ended October 1, 2016 resulted primarily from decreases of (i) $0.4 million in sales and marketing headcount costs and related overhead and travel expenses and (ii) $0.3 million in fees for outside services, partially offset by a $0.1 million increase in bank fees related to the SVB Credit Agreement.

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2017 as compared to the nine months ended October 1, 2016 resulted primarily from decreases of (i) $1.0 million in sales and marketing headcount costs and related overhead and travel expenses, (ii) $0.1 million in advertising and product evaluation costs, and (iii) $0.1 million in fees for outside services, partially offset by a $0.1 million increase in bank fees related to the SVB Credit Agreement.

Other Expense, Net

The following tables present other expense, net for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended
	September 30,	October 1,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Interest expense, net	$(135)	$(159)	$24	15%
Other income, net	-	19	(19)	100%
Total other expense, net	$(135)	$(140)	$5	4%

	Nine Months Ended
	September 30,	October 1,		%
	2017	2016	Change	Change
	(in thousands, except percentages)
Interest expense, net	$(421)	$(428)	$7	2%
Other income, net	2	17	(15)	88%
Total other expense, net	$(419)	$(411)	$(8)	(2)%

Interest expense, net, for the three and nine months ended September 30, 2017 and 2016 consisted primarily of interest payments under the SVIC Note and the SVB Credit Agreement, and the decrease between periods resulted primarily from lower amortization expense on the SVIC note and a reduction of interest expense on the SVB Credit Agreement, due to lower unused credit line fees.

Other income, net, for the three and nine months ended September 30, 2017 and October 1, 2016 consisted primarily of the settlement of an insurance claim in 2016 related to our facility in the PRC.

Provision for Income Taxes

Our provision for income taxes was immaterial in all periods presented

The federal statutory rate was 34% for the three and nine months ended September 30, 2017 and October 1, 2016.  In all periods presented, we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carryforwards.  In these periods, our effective tax rate differed from the statutory rate primarily due to the valuation allowance on newly generated loss carryforwards.

Liquidity and Capital Resources

Liquidity generally refers to the ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund our operating expenses and working capital requirements, to make required payments of principal and interest under our outstanding debt instruments and, to a lesser extent, to fund capital expenditures.

Working Capital

The following table presents working capital and cash and cash equivalents as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(in thousands)
Current assets(1)	$20,152	$19,253
Current liabilities	11,315	6,210
Working capital(1)	$8,837	$13,043

(1)	Includes cash and cash equivalents of $8,583 and $9,476 as of September 30, 2017 and December 31, 2016, respectively.

Our working capital decreased by $4.2 million during the nine months ended September 30, 2017. Our current assets increased by $0.9 million primarily from a $1.2 million increase in inventory costs to support the increase in our net product revenues and a $1.3 million increase in accounts receivable primarily related to increased product revenues, partially offset by a $0.9 million decrease in cash and cash equivalents attributable to our use of cash to fund our operations and by the net proceeds received from the 2017 Offering and a $0.7 million decrease in restricted cash that collateralized a standby letter of credit with one vendor.  Our current liabilities increased by $5.1 million primarily from a $3.7 million increase in accounts payable to purchase inventory and from legal expenses to defend our intellectual property and a $1.9 million increase in our borrowings under the SVB Credit Agreement to fund our operations, partially offset by a $0.4 million decrease in accrued payroll and related liabilities.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and October 1, 2016:

	Nine Months Ended
	September 30,	October 1,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,974)	$(14,244)
Investing activities	(78)	(317)
Financing activities	6,159	10,271
Net change in cash and cash equivalents	$(893)	$(4,290)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was primarily the result of a net loss of $10.3 million, partially offset by (i) $1.5 million of net non-cash operating expenses, which primarily consisted of stock-based compensation, interest accrued on convertible debt, depreciation and amortization and amortization of debt discounts, and (ii) $1.8 million of net cash provided by operating activities due to changes in operating assets and liabilities, which were primarily from a $3.7 million increase in accounts payable and $0.7 million increase in restricted cash, partially offset by a $1.2 million increase in inventories and a $0.4 million decrease in accrued payroll and related liabilities. The increase in accounts payable between periods was primarily due to increased purchases of inventory. The increase in restricted cash between periods was primarily due to increasing our standby letter of credit with one vendor which is secured by restricted cash. The increase in inventories between periods was primarily due to our purchase of additional inventory to support the increase in our net product revenues. The decrease in accrued payroll and related liabilities between periods was primarily due to a reduction in headcount.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 and October 1, 2016 was the result of our purchases of property and equipment during the periods.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was primarily the result of (i) $1.9 million in net borrowings under the SVB Credit Agreement (ii) $4.4 million in net proceeds from the 2017 Offering and (iii) $0.2 million in proceeds from the exercise of stock options, partially offset by $0.3 million in payments of outstanding debt.  Net cash provided by financing activities for the nine months ended October 1, 2016 was primarily the result of the 2016 Offering, as defined and discussed under “Capital Resources” below, pursuant to which we raised net proceeds of approximately $10.3 million.

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

2017 ATM Program

In November 2017, we entered into an At The Market Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., pursuant to which we can offer and sell our common stock, from time to time, up to aggregate sales proceeds of $9 million. The Sales Agreement is more fully described in part II – Item 5 – Other Information.

2017 Offering

On August 22, 2017, we completed the 2017 Offering for net proceeds to us of $4.4 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

TRGP Agreement

On May 3, 2017, we entered into the TRGP Agreement, which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with certain of our legal proceedings against SK hynix, including costs incurred since January 1, 2017 and costs to be incurred in the future in our first ITC action and our U.S. district court proceedings, but excluding our subsequent ITC action and our proceedings in international courts. In the nine months ended September 30, 2017, TRGP directly paid $9.3 million of legal expenses we incurred in connection with the SK hynix proceedings.

2016 Offering

On September 23, 2016, we completed an underwritten registered public offering (the “2016 Offering”), pursuant to which we sold 9,200,000 shares of our common stock at a price to the public of $1.25 per share.  The net proceeds to us from the 2016 Offering were $10.3 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provides that we may borrow up to the lesser of (i) 80% of eligible accounts receivable, or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement expires April 1, 2018.

We made net borrowings of $1.9 million under the SVB Credit Agreement in the nine months ended September 30, 2017, and we made no borrowings under the SVB Credit Agreement in the nine months ended October 1, 2016. As of September 30, 2017, we had outstanding borrowings under the SVB Credit Agreement of $2.6 million. As of September 30, 2017 and December 31, 2016, we had borrowing availability under the SVB Credit Agreement of $0.1 million and $0.8 million, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”)and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before making any investment decision with respect to our securities, you should carefully consider each of the following risk factors and the other information in this report.  Each of these risk factors, either alone or together, could adversely affect our business, operating results, financial condition, ability to access capital resources and future growth prospects, as well as the value of an investment in our securities. As a result, you could lose some or all of any investment you have made or may make in our securities. In assessing these risks, you should also review the other information contained in this report, including our condensed consolidated financial statements and the related notes, and the other filings we make with the SEC. The risks described below are not the only ones we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business operations and financial position.

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

We expect to rely in the near term on cash provided by our operations; funds raised pursuant to recent issuances of debt and equity securities, such as our November 2015 issuance of convertible debt to an affiliate of Samsung Venture Investment Co., Samsung Venture Investment Co. (“SVIC”), and our September 2016 and August 2017 public offerings of common stock; our new funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”), for costs associated with certain of our legal proceedings; and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. Further, even if our near-term liquidity expectations prove correct, we may still seek to raise capital through one or more of these financing alternatives. However, we may not be able to obtain capital when needed or desired, on terms acceptable to us or at all.

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

On September 1, 2016, we took action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix Inc., a South Korean memory semiconductor supplier (“SK hynix”), and two of its subsidiaries in the U.S. International Trade Commission (“ITC”) and in district court. We are seeking an exclusion order in the ITC that directs U.S. Customs and Border Protection to stop allegedly infringing SK hynix registered dual in-line memory module (“RDIMM”) and load reduced dual in-line memory modules ("LRDIMM") products from entering the United States. ITC investigations typically proceed on an expedited basis. The evidentiary hearing in the ITC investigation occurred in May 2017, with a final initial determination expected to be issued by the ITC in November 2017, but there can be no guarantee that our proceedings will follow such a timeline.

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

We have recently taken steps to solidify our position and strategy in connection with our proceedings against SK hynix. In May 2017, we established a funding arrangement with TRGP, which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with certain of our SK hynix proceedings (including our first ITC action and our U.S. district court proceedings, but excluding our subsequent ITC action and our proceedings in international courts), and in exchange for such funding, we have agreed to pay to TRGP the amount of its funding plus an escalating premium starting at a low-to-mid double-digit percentage of the amount of its funding if and when we recover any proceeds from the funded proceedings, and we have granted to TRGP a first priority lien on the claims underlying the funded proceedings and any proceeds received from the funded proceedings and a second priority lien on our patents that are the subject of the funded proceedings. We established this funding arrangement in order to provide us with increased security that we will be able to vigorously pursue our claims against SK hynix through their final resolution, but the arrangement also involves certain risks, including, among others, our obligation to use a portion of any proceeds we may receive from these proceedings to repay the funded amounts at a premium, which premium would increase the longer the proceedings remain unresolved, and our obligation to consult with or obtain consent from TRGP in connection with certain decisions or other matters relating to the SK hynix proceedings.

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

The vast majority of our revenues in recent periods have been generated from resales of component products, including primarily NAND flash that we purchase for the purpose of resale from Samsung and alternative suppliers. For our fiscal year ended December 31, 2016 and the nine months ended September 30, 2017, resales of these component products accounted for approximately 21% and 86% of our net product revenues, respectively. We purchase many of these products, including primarily NAND flash, from Samsung Electronics Co., Ltd. (“Samsung”) under the terms of our Joint Development and License Agreement (“JDLA”) with Samsung in order to resell these products to end-customers that are not reached in Samsung’s distribution model, including storage customers, appliance customers, system builders and cloud and datacenter customers. We have also sourced these products from alternative suppliers to the extent sufficient product is not available from Samsung to meet customer demand.

These component product resales are subject to a number of risks. For example, demand for these products could decline at any time for a number of reasons, including, among others, product obsolescence, introduction of more advanced or otherwise superior competing products by our competitors, the ability of our customers to obtain these products or substitute products from alternate sources, customers reducing their need for these products generally, or the other risk factors described in this report. Further, we have no long-term purchase agreements or other commitments with respect to sales of these or any of our other products. As a result, demand for these products from us could decline at any time, and any reduced sales of these products could materially adversely impact our revenues. In addition, increased resales of component products as a percentage of our total product revenues have a significant negative impact on our gross margin, as the cost of the component products we purchase for resale from Samsung or alternative suppliers is added to our cost of sales for these products. As a result, our gross margin on the resale of component products is significantly lower than our gross margin on sales of our own products. Further, to the extent we are not able to procure sufficient component products for resale from Samsung under the terms of the JDLA to satisfy customer orders for these products, we would need to seek to procure these products from alternative suppliers, which may not be available on terms comparable to those we have negotiated with Samsung under the JDLA and may be subject to other supply and manufacturing risks discussed elsewhere in these risk factors. As a result, any inability to source sufficient component products from Samsung could increase our cost of sales associated with resales of these products if we are forced to pay higher prices to obtain these products from other suppliers. The occurrence of any one or more of these risks could cause our performance to materially suffer.

Our performance has historically been substantially dependent on sales of NVvault, and we may never be able to replace the revenues lost from the rapid decline in NVvault sales in recent periods.

We have historically been substantially dependent on sales of our NVvault non-volatile dual in-line memory modules ("NVDIMM") used in cache-protection and data-logging applications, including our NVvault battery‑free, the flash‑based cache system. For our fiscal years ended December 27, 2014 and January 2, 2016, sales of NVvault accounted for 44% and 20% of total net product revenues, respectively. However, we have experienced a sharp decline in NVvault sales in recent periods, and sales of NVvault accounted for only 1% and 0.3% of total net product revenues in our fiscal year ended December 31, 2016 and the nine months ended September 30, 2017, respectively. This rapid decline has been due in large part to the loss of our former most significant NVvault customer, Dell, beginning in 2012. We recognized no NVvault sales to Dell in the year ended December 31, 2016 or the nine months ended September 30, 2017, and we expect no future demand from Dell for these products.  In order to leverage our NVvault technology and secure one or more new key customers, we continue to pursue additional qualifications of NVvault with other original equipment manufacturers (“OEMs”) and to target new customer applications, such as online transaction processing, virtualization, Big Data analytics, high speed transaction processing, high-performance database applications and in‑memory database applications. We also introduced EXPRESSvault in March 2011 and the next-generation of EXPRESSvault (EV3) in July 2015, and we continue to pursue qualification of the next-generation DDR3 NVvault and DDR4 NVvault with customers. Our future operating results will depend on our ability to commercialize these NVvault product extensions, as well as our other products such as HybriDIMM and other high‑density and high-performance solutions. However, HybriDIMM is still under development and may require additional investment and the services and attention of key employees who have competing demands on their available time. Further, although we believe our JDLA with Samsung may advance the development of our HybriDIMM product, our partnership with Samsung and any other steps we take to further the development of this or any of our other products could fail. Moreover, the rate and degree of customer adoption of our NVvault product extensions and other next-generation products has been slower and smaller than expected to date, and these products may never gain significant customer or market acceptance. If we are not successful in expanding our qualifications or marketing any new or enhanced products, we may never be able to secure revenues sufficient to replace lost NVvault revenues and our results of operations and prospects could be materially harmed.

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

•	our NVvault products or other new products such as HybriDIMM may contain currently undiscovered flaws, the correction of which could result in increased costs and time to market; and

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

Sales to a small number of varying customers have historically represented a significant portion of our net product revenues, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

Sales to small numbers of customers have historically represented a substantial portion of our net product revenues. Additionally, the composition of major customers and their respective contributions to our net product revenues have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. For instance, approximately 13% and 10% of our net product revenues in the three months ended September 30, 2017 were to two customers, each of which represented less than 10% of our net product revenues in the nine months ended September 30, 2017 and in all periods in 2016. Additionally, in the three and nine months ended October 1, 2016, approximately 17% and 17%, and 29% and 10% of our net product revenues in the respective periods were to two customers, neither of which purchased many products or contributed a meaningful portion of our revenues in the corresponding 2017 periods.

We do not have long-term agreements with any of our customers and, as result, any or all of them could decide at any time to discontinue, decrease or delay their purchase of our products or the component products we resell directly. In addition, the prices customers pay for products could change at any time. Further, we may not be able to sell some of our products developed for one customer to a different customer because our products are often customized to address specific customer requirements, and even if we are able to sell these products to another customer, our margin on these products may be reduced. Additionally, although customers are generally allowed only limited rights of return after purchasing our products or the component products we resell, we may determine that it is in our best interest to accept returns from certain large or key customers even if we are not contractually obligated to accept them in order to maintain good relations with these customers. Any returns beyond our expectations could negatively impact our operating results. Moreover, because a few customers often account for a substantial portion of our net product revenues, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flows. As a result, the loss of any of our customers, particularly our large or key customers, a reduction in sales to or sale prices for any of them, including as a result of normal fluctuations in product demand or other factors, or difficulties collecting payments from any of them could significantly reduce our net product revenues and adversely affect our operating results.

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

Our ability to fulfill customer orders for or produce qualification samples of our products is dependent on a sufficient supply of field-programmable gate arrays (“FPGAs”), ASICs, DRAM ICs and NAND flash, which are essential components of our memory subsystems. In addition, we purchase some of these component products from Samsung under the terms of the JDLA and from alternative suppliers for the purpose of resale to end-customers that are not reached in Samsung’s distribution model. We have no long‑term supply contracts for any of these component products. Further, there are a relatively small number of suppliers of these components and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, including an affiliate of Samsung, from which we obtained a large portion of our total inventory purchases in 2016 and the first nine months of 2017. We also use consumables and other components, including printed circuit boards (“PCBs”), to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

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

We rely on a combination of patent protection, trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have submitted a number of patent applications regarding our proprietary processes and technology. It is not certain when or if any of the claims in our patent applications will be allowed. As of September 30, 2017, we had 70 U.S. and foreign patents issued, one German utility model and 38 pending patent applications worldwide. Although we intend to continue filing patent applications with respect to the new processes and technologies that we develop, patent protection may not be available for some of these processes or technologies, in which case they may remain unprotected from use by third parties, including our competitors.

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

To date, we have been highly dependent on the experience, relationships and technical knowledge of certain key employees. We believe that our future success will be dependent on our ability to retain the services of these key employees, develop their successors and properly manage the transition of their roles should departures occur. The loss of these key employees or their inability to provide their services could delay the development and introduction of new or enhanced products, negatively impact our ability to sell our existing products, limit our ability to pursue our other business goals and strategies and otherwise harm our business. We do not have employment agreements with any of these key employees other than Chun K. Hong, our President, Chief Executive Officer and Chairman of our board of directors. We maintain “Key Man” life insurance on Mr. Hong, but we do not carry “Key Man” life insurance on any of our other employees.

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

We are also subject to a variety of laws and regulations relating to other matters, including workplace health and safety, labor and employment, foreign business practices, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Additionally, any changes to existing regulations or adoption of new regulations may result in significant additional expense to us and our customers. For example, the current presidential administration and Congress have proposed to make substantial changes to the taxation of business entities, but there remains significant lack of clarity regarding the likelihood, timing and details of any such tax reform or the impact of any potential tax reform on our or our customers’ respective businesses or results. Further, our failure to comply with any applicable laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including monetary penalties or imposition of sanctions or other corrective requirements, any of which could materially adversely affect our reputation and our business.

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

We are not currently in compliance with certain NASDAQ listing requirements, and if we fail to regain compliance by NASDAQ’s deadlines we may not be able to maintain our NASDAQ listing.

On September 26, 2017, we received a letter from the NASDAQ Stock Market (“NASDAQ”) notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we are no longer in compliance with NASDAQ’s minimum bid price rule, which is a requirement for continued listing on the NASDAQ Capital Market. We have also experienced several other periods of noncompliance with this rule in recent years, including during 2015 and into early 2016 and during April and May of 2017. NASDAQ’s rules require that we regain compliance with the minimum bid price rule by March 26, 2018, subject to our potential eligibility for a 180-day extension of this deadline if we meet certain other NASDAQ listing standards. If we fail to regain compliance with the minimum bid price rule by the deadline, or if we regain compliance but we again fail to comply with this rule or any other NASDAQ requirement in the future, then we would receive additional deficiency letters from NASDAQ and our common stock could be delisted from trading on the NASDAQ Capital Market. Such a delisting could cause our common stock to be classified as a “penny stock,” among other potentially detrimental consequences, and could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock, any of which could significantly impact our stockholders’ ability to sell their shares of our common stock or to sell these shares at a price that a stockholder may deem acceptable.

Our results of operations fluctuate significantly and are difficult to predict, and any failure to meet investor or analyst expectations could cause the price of our common stock to decline.

Our operating results have fluctuated significantly in the past, and we expect they will continue to fluctuate from period-to-period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include, among others, the amount and timing of sales of products, the prices we charge for products, changes in product mix, customer mix or other similar factors, the rate and timing of our billing and collections cycles and the timing and amount of our commitments and other payments, as well as the other risk factors described in this report. In addition, our results may be impacted by events that do not recur regularly, in the same amounts or at all in other periods, including events that may result in our incurrence of cash or non-cash charges or gains in certain periods. These fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. If our results of operations in any period fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. As a result of the significant fluctuations of our operating results in prior periods, period-to-period comparisons of our operating results may not be meaningful and investors in our common stock should not rely on these comparisons.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of November 6, 2017, 7.2% of our outstanding common stock was held by our directors and officers, including 6.9% held by Chun K. Hong, our Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

Item 5.Other Information

On November 13, 2017, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (the “Agent”) to sell shares of our common stock, with aggregate gross proceeds of up to $9,000,000, from time to time, through an “at-the-market” equity offering program under which the Agent will act as sales agent.

Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, the Agent may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the NASDAQ Capital Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, or any other method permitted by law.  We cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. The Sales Agreement may be terminated by us upon notice to the Agent or by the Agent upon notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company.

The Sales Agreement provides that the Agent will be entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-199446) and a Prospectus Supplement to be filed on November 14, 2017 with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. We have agreed in the Sales Agreement to provide customary indemnification and contribution to the Agent against certain liabilities, including liabilities under the Securities Act.

Item 6. Exhibits.

The information required by this Item 6 is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit No.	Description
1.1+	At Market Issuance Sales Agreement, dated November 13, 2017, between Netlist, Inc. and B. Riley FBR, Inc.
3.1	Restated Certificate of Incorporation of Netlist, Inc. (incorporated by reference to exhibit number 3.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2017).
3.1.1

Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc. (incorporated by reference to exhibit number 3.1.1 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2017).

3.1.2

Certificate of Designation of the Series A Preferred Stock of Netlist, Inc. (incorporated by reference to exhibit number 3.1.2 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2017).

3.2	Amended and Restated Bylaws of Netlist, Inc. (incorporated by reference to exhibit number 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012).
5.1+	Opinion of Morrison & Foerster LLP.
23.1+	Consent of Morrison & Foerster LLP (included in Exhibit 5.1).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

+ Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2017		NETLIST, INC.
a Delaware corporation
(Registrant)

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail M. Sasaki
Gail M. Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)