Form 10-K/A
period 2017-12-30
NETLIST INC
filed 2018-04-30
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a	Emerging growth company☐
smaller reporting company)

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

As of April 15, 2018, there were 85,790,180 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Netlist, Inc. (our “Company,” “Netlist,” “we,” “us,” or “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment to Form 10-K”) to amend the Annual Report on Form 10-K for our fiscal year ended December 30, 2017 (“Fiscal 2017”), as filed by us with the Securities and Exchange Commission (“SEC”) on March 30, 2018 (the “Original Form 10-K”). The purpose of this Amendment to Form 10-K is to include in Part III the information that was to be incorporated by reference from the definitive proxy statement for the 2018 annual meeting of our stockholders in reliance on General Instruction G(3) to Form 10-K, because such proxy statement is not expected to be filed until July of 2018 in connection with a proposed date for such annual meeting in August 2018.

As a result, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment to Form 10-K hereby amends and restates the cover page; Part III, Items 10 through 14; and Part IV, Item 15 of the Original Form 10-K. Also in accordance with such rule, this Amendment to Form 10-K contains new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which are filed as exhibits hereto; however, because no financial statements or amendments to any disclosures with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC are included in this Amendment to Form 10-K, paragraphs 3, 4, and 5 of such certifications have been omitted.

Except as described above, this Amendment to Form 10-K does not amend, modify or otherwise update any of the information included in the Original Form 10-K, including, without limitation, to reflect events occurring after the filing of the Original Form 10-K on March 30, 2018 or to modify or update any disclosures that may be affected by any such events. Accordingly, this Amendment to Form 10-K should be read in conjunction with the Original Form 10-K in all respects, as well as with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Each member of our Board of Directors (referred to as our “Board” or “Board of Directors”) is elected annually at a meeting of our stockholders and serves for a one-year term until the next annual meeting of our stockholders and until his or her successor is elected and qualified, or until an earlier resignation or removal. Each of our executive officers is appointed by, and serves at the direction of, our Board, subject to the terms of our employment agreement with our President and Chief Executive Officer, which is described under “Employment Agreements” in Item 11 of this Amendment to Form 10-K, and which establishes, among other things, such executive officer’s term of office.

The table and narrative below provide, for our current directors and executive officers, each such individual’s name; age as of April 30, 2018; current position(s) with our Company; tenure in such position(s); information about such individual’s business experience and qualifications, including principal occupation or employment and principal business of the employer, if any, for at least the past five years, and involvement in certain legal or administrative proceedings, if any; and, for each of our directors, other public company director positions held currently or at any time in the last five years and the experiences, qualifications, attributes and skills that led to the conclusion that such individual should serve as a director of our Company. Additionally, for each of our directors, and in addition to each such individual’s specific qualifications and skills described below, we believe each such individual brings a strong and unique background and set of skills to our Board of Directors, which gives our Board competence and experience in a wide variety of areas, including corporate governance and board service, executive management, financial reporting, law and regulation, the memory systems market, the semi-conductor industry, licensing, and worldwide customer and manufacturer management. There is no arrangement or understanding between any director or executive officer and any other person(s) pursuant to which such director or executive officer was or is to be selected as a director or executive officer of our Company, and there are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Chun K. Hong	57	President, Chief Executive Officer and Chairman of the Board
Jun S. Cho	58	Lead Independent Director
Jeffrey Benck	53	Director
Kiho Choi	62	Director
Blake A. Welcher	56	Director
Gail Sasaki	61	Vice President, Chief Financial Officer and Secretary

Chun K. Hong is one of the founders of Netlist and has been our President and Chief Executive Officer and a director since our inception in June 2000. Mr. Hong assumed the title of Chairman of the Board of Directors in January 2004. Prior to his tenure at Netlist, Mr. Hong has served in various other executive positions including President and Chief Operating Officer of Infinilink Corporation, a DSL equipment company, as Executive Vice President of Viking Components, Inc., a memory subsystems manufacturing company, and as General Manager of Sales at LG Semicon Co., Ltd., a public semiconductor manufacturing company in South Korea. Mr. Hong received his Bachelor of Science degree in economics from Virginia Commonwealth University and his Master of Science degree in technology management from Pepperdine University’s Graduate School of Management. As one of our founders and as our Chief Executive Officer, Mr. Hong brings to the Board extensive knowledge of our organization and our market.

Jun S. Cho joined the Netlist Board in November 2014 and became the Lead Independent Director of the Board in December 2017. Mr. Cho currently serves as General Counsel to Fiat Chrysler Automobiles (FCA) Asia Pacific and Vice President and Assistant General Counsel to FCA US LLC (formerly called Chrysler Group LLC), a global automobile company. Mr. Cho has more than 19 years of experience as legal counsel for the FCA and over 12 years of experience in the Asia Pacific region leading FCA’s initiatives in technology licensing, product distribution, M&A transactions and joint ventures, from his bases in Beijing and Shanghai. Prior to FCA, Mr. Cho specialized in international financing and corporate transactions working for global-reaching law firms including Debevoise & Plimpton in New York, Kim & Chang in Seoul, Korea and Arnold & Porter in Washington D.C. Mr. Cho holds a Juris Doctorate degree from the New York University School of Law and is admitted to the bar in the state of New York and in Washington D.C. He received his undergraduate degree in economics from the College of William and Mary. Mr. Cho brings to Netlist’s Board of Directors his considerable legal background and extensive experience with complex organizations and transactions.

Jeffrey Benck joined the Netlist Board in June 2016. Mr. Benck is currently President, Chief Executive Officer and Director of Lantronix, Inc., a global IoT solutions provider. Prior to joining Lantronix in December 2015, Mr. Benck served as President and Chief Executive Officer of Emulex Corporation, a global supplier of advanced networking, monitoring and management solutions, from July 2013 to May 2015, when Emulex was acquired by Avago Technologies. Mr. Benck joined Emulex in May 2008 as Executive Vice President and Chief Operating Officer and was subsequently appointed to President and Chief Operating Officer in August 2010. Prior to joining Emulex, Mr. Benck was the President and Chief Operating Officer of QLogic, a supplier of storage networking solutions. Mr. Benck began his career at IBM, a global leader in information technology and services, and for 18 years, held various executive leadership roles, including Vice President of xSeries, BladeCenter and Retail Store Solutions development. Mr. Benck holds a Master of Science degree in management of technology from University of Miami and a Bachelor of Science degree in mechanical engineering from Rochester Institute of Technology. He is also a distinguished inventor in the computer systems field and holds six U.S. patents. Mr. Benck brings to Netlist’s Board of Directors a track record of leadership and breath of expertise spanning technology development, intellectual property management and customer engagement.

Kiho Choi joined the Netlist Board in May 2017. In 2005, Mr. Choi established Choi, Kim & Park, LLP, the largest Korean American full service CPA firm in the United States, and is currently the Managing Partner of the firm. In this role, Mr. Choi is responsible for directing the publicly-held and international company audit service and management and financing consulting practices of the firm. Mr. Choi also currently serves on the Board of Directors of Hanmi Financial Corporation and Hanmi Bank. Mr. Choi began his public accounting career in 1989 in the Assurance and Consulting Division of Watkins, Meegan, Drury & Co, LLC in Washington D.C., a full service regional accounting and consulting firm specializing in government, financial institutions, and non-profit organizations. As a director in-charge of the resolution services division, Mr. Choi had responsibility for auditing banks and government contractors and worked closely with Resolution Trust Corporation and Federal Deposit Insurance Corporation. In 1995, Mr. Choi joined Kim & Lee, LLP, a Korean-American CPA firm, as a partner responsible for the firm’s audit and consulting practice. Mr. Choi is a graduate of the University of Illinois, at Chicago, receiving both a Bachelor and Master of Science degrees in Accounting. Mr. Choi brings to Netlist’s Board of Directors his significant accounting and financial expertise, as well as his extensive senior management experience.

Blake A. Welcher joined the Netlist Board in August 2013. Mr. Welcher currently serves as General Counsel for PSI Services LLC, an assessment and testing development and administration company. Mr. Welcher served as Executive Vice President, General Counsel and Corporate Secretary of DTS, Inc., a consumer electronics company, until December 2016, when DTS was sold to Tessera Technologies. Mr. Welcher had been a member of the DTS executive team since March 2000. As General Counsel at DTS, he managed the licensing operations and was instrumental in building key assets that have led to DTS’ success. Mr. Welcher led DTS’ legal licensing functions, collaborated with key partners and worked to establish DTS as a global name in consumer electronics. Mr. Welcher holds a bachelor’s degree in Aeronautical Engineering from California Polytechnic State University at San Luis Obispo, a Juris Doctorate and Masters of Intellectual Property degree from Franklin Pierce Law Center (University of New Hampshire School of Law) and is a U.S. licensed Patent Attorney.  Mr. Welcher brings more than 20 years of industry experience to Netlist’s Board of Directors with his extensive background in worldwide licensing operations, corporate governance, risk management, intellectual property and legal affairs.

Gail Sasaki has been our Vice President and Chief Financial Officer since January 2008 and our Secretary since August 2007. From 2006 to January 2008, Ms. Sasaki served as our Vice President of Finance. Prior to her tenure at Netlist, Ms. Sasaki served in various senior financial roles, including Chief Financial Officer of eMaiMai, Inc., a commercial technology company based in Hong Kong and mainland China; Chief Financial Officer, Senior Vice President of Finance, Secretary and Treasurer of eMotion, Inc. (a Kodak subsidiary and formerly Cinebase Software), a developer of business-to-business media management software and services, and Chief Financial Officer of MicroNet Technology, Inc., a leader in storage technology. Ms. Sasaki also spent seven years in public accounting leaving as an audit manager with Arthur Young (now known as Ernst &Young LLP). Ms. Sasaki earned a Bachelor’s degree from the University of California at Los Angeles, and also earned a Master of Business Administration degree from the University of Southern California.

Board Committees

Our Board has established a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each of which is described below and operates pursuant to a written charter adopted by our Board and available on our website, http://www.netlist.com. The table below shows the membership of these committees during Fiscal 2017 and our current fiscal year (“Fiscal 2018”) to date. Our Board may also create additional committees from time to time, including committees relating to pending litigation proceedings or other significant corporate matters or committees to approve financing or other strategic transactions.

Name	Audit (1)	Compensation (2)	Nominating and Corporate Governance (3)
Jeffrey Benck	•
Jun S. Cho		Chair	•
Kiho Choi (4)	Chair	•
Blake A. Welcher	•		Chair

(1)                                 Mr. Choi has served as the Chair of this committee since May 2017; Mr. Benck has served as a member of this committee since December 2017; and Mr. Welcher has served as a member of this committee at all times during Fiscal 2017 and Fiscal 2018 to date. In addition, the membership of this committee previously included our former directors Mr. Vincent Sheeran, who served on our Board and this committee during Fiscal 2017 until the end of his term in May 2017, and Mr. Charles Cargile, who served on our Board and this committee during Fiscal 2017 until his resignation in December 2017.

(2)                                 Mr. Cho has served as the Chair of this committee at all times during Fiscal 2017 and Fiscal 2018 to date; and Mr. Choi has served as a member of this committee since May 2017. In addition, the membership of this committee previously included Mr. Benck, who served on this committee during Fiscal 2017 until December 2017, and our former director Mr. Sheeran, who served on our Board and this committee during Fiscal 2017 until the end of his term in May 2017.

(3)                                 Messrs. Welcher (Chair) and Cho have served on this committee at all times during Fiscal 2017 and Fiscal 2018 to date. In addition, the membership of this committee previously included our former director Mr. Cargile, who served on our Board and this Committee during Fiscal 2017 until his resignation in December 2017.

(4)                                 Our Board has determined that Mr. Choi qualifies, and before Mr. Choi’s election, our former director Mr. Cargile qualified, as an “audit committee financial expert” in accordance with applicable SEC rules.

Audit Committee

The primary functions of our Audit Committee are, among other things, to:

•                  oversee our financial reporting process, including discussing with our independent registered public accounting firm the scope and plans for all annual audits and discussing with management and our independent registered public accounting firm the adequacy and effectiveness of our accounting and financial controls, systems to monitor and manage business risk, and legal and ethical compliance programs;

•                  review with management and our independent registered public accounting firm all of our audited and interim financial statements;

•                  review and approve in advance any transactions by us with related parties;

•                  appoint, terminate, replace, ensure the independence of and oversee our independent registered public accounting firm;

•                  pre-approve all audit services and, subject to a “de minimus” exception, all permissible non-audit services to be performed by the independent registered public accounting firm;

•                  be responsible for setting the corporate tone for quality financial reporting and sound business risk practices and ethical behavior; and

•                  establish procedures for the confidential and anonymous submission, receipt, retention and treatment of concerns or complaints regarding accounting, internal accounting controls and auditing matters.

Compensation Committee

The primary functions of our Compensation Committee are, among other things, to:

•                  review and approve, or make recommendations to the Board regarding, our programs and arrangements for our Section 16 executive officers, including salary, incentive compensation, equity compensation and perquisite programs;

•                  review the evaluation process and compensation structure for our non Section 16 executive officers;

•                  assist the Board in developing and evaluating potential candidates for executive positions and oversee the development of executive succession plans; and

•                  review and act as administrator of our incentive compensation and other stock-based plans.

Nominating and Corporate Governance Committee

The primary functions of our Nominating and Corporate Governance Committee are, among other things, to:

•                  lead the search for individuals qualified to become members of the Board and select director nominees to be presented at our annual meetings of stockholders;

•                  review the standards to be applied by the Board in making determinations as to whether a director satisfies applicable independence requirements;

•                  review the Board’s structure and the Board’s committee structure and make recommendations as appropriate, including recommending to the Board the directors to serve as members of each Board committee;

•                  conduct an annual performance evaluation of the Board and its committees;

•                  advise the Board on candidates for the positions of Chairman of the Board, Lead Independent Director, Chief Executive Officer and other executive officer positions;

•                  develop, recommend to the Board and review a set of corporate governance guidelines and a code of business conduct and ethics; and

•                  review changes in legislation, regulations and other developments impacting corporate governance and make recommendations to the Board with respect to these matters and corporate governance matters generally.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as all of our other executive officers and employees and all of our directors. This code satisfies applicable requirements of the Sarbanes-Oxley Act and the rules of the Nasdaq Stock Market (“Nasdaq”) and the SEC, and a copy of the code is available on our website, http://www.netlist.com. We intend to disclose on our website any amendments to or waivers from this code, to the extent required by applicable law or Nasdaq or SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of ownership on Form 3 and changes in ownership on Forms 4 or 5. These executive officers, directors and 10% beneficial owners are also required by SEC rules to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports received by us or written representations from persons subject to Section 16(a) of the Exchange Act, we believe our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements in Fiscal 2017.

Item 11.   Executive Compensation

Executive Compensation

The table below provides information about the compensation awarded to, earned by or paid to each of the following individuals, which we refer to collectively as our “named executive officers,” for Fiscal 2017 and our fiscal year ended December 31, 2016 (“Fiscal 2016”): each person serving at any time during Fiscal 2017 as our principal executive officer (our President and Chief Executive Officer, Mr. Hong); and our only other executive officer serving as such at any time during Fiscal 2017 (our Vice President, Chief Financial Officer and Secretary, Ms. Sasaki).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Chun K. Hong	2017	323,000	—	224,412	52,899	600,311
President and Chief Executive Officer	2016	323,000	160,000	177,129	45,445	705,574
Gail Sasaki	2017	200,000	—	56,103	5,382	261,485
Vice President, Chief Financial Officer and Secretary	2016	200,000	80,000	44,282	5,382	329,664

(1)                                 Represents the grant date fair value of awards granted in the applicable fiscal year, measured in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC Topic 718”). The assumptions used in the calculations for these amounts are described in Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation and Note 8—Stockholders’ Equity—Stock-Based Compensation to our consolidated financial statements included in the Original Form 10-K. The material terms of each stock option award granted in Fiscal 2016 and Fiscal 2017 are described below under “Outstanding Equity Awards at Fiscal Year End.”

(2)                                 For Fiscal 2017, the amount consists of (a) for Mr. Hong, $12,317 for automobile rental payments, $6,479 for other vehicle-related costs, $20,927 for a country club membership, $7,411 for a health club membership, and $5,765 for income tax and estate planning costs incurred on Mr. Hong’s behalf, and (b) for Ms. Sasaki, the amount of our matching contributions under our savings plan qualified under Section 401(k) of the Code. For Fiscal 2016, the amount consists of (a) $12,303 for automobile rental payments, $20,435 for a country club membership, $6,487 for a health club membership, and $6,220 for income tax and estate planning costs incurred on Mr. Hong’s behalf, and (b) for Ms. Sasaki, the amount of our matching contributions under our savings plan qualified under Section 401(k) of the Code.

Employment Agreements

We entered into an employment agreement with our President and Chief Executive Officer, Mr. Hong, in September 2006. This agreement provides for an initial base salary of $323,000 plus other specified benefits, including the reimbursement of professional fees and expenses incurred in connection with income and estate tax planning and preparation, income tax audits and the defense of income tax claims; the reimbursement of membership fees and expenses for professional organizations and one country club; the reimbursement of employment-related legal fees; automobile rental payments and other vehicle-related expenses; and the reimbursement of health club membership fees and other similar health-related expenses. Mr. Hong may earn annual cash performance bonuses, at the discretion of our Compensation Committee or our Board, of up to 100% of his base salary based upon the achievement of individual and Company performance objectives.

Mr. Hong’s employment agreement automatically renews for additional one-year periods unless we provide or Mr. Hong provides notice of termination six months prior to the renewal date, but at all times Mr. Hong may terminate his employment upon six months’ advance written notice to us and we may terminate Mr. Hong’s employment upon 30 days’ advance written notice to Mr. Hong. If we terminate Mr. Hong’s employment without cause or if he resigns from his employment for good reason, which includes a termination or resignation upon a change of control of our Company, Mr. Hong would be entitled to receive continued payments of his base salary for one year, reimbursement of medical insurance premiums during that period unless he becomes employed elsewhere, a pro-rated portion of his annual performance bonus, and, if any severance payment is deemed to be an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code (the “Code”), an amount equal to any excise tax imposed under Section 4999 of the Code. In addition, upon any such termination or resignation, any unvested stock options held by Mr. Hong would immediately become fully vested and exercisable as of the effective date of the termination or resignation. If Mr. Hong’s employment is terminated due to death or disability, he or his estate would receive a lump-sum payment equal to half of his annual base salary and any stock options held by Mr. Hong would vest to the same extent as they would have vested one year thereafter. Additionally, if Mr. Hong’s employment is terminated due to death or disability, 25% of the shares subject to outstanding stock options, or such lesser amount as is then unvested, would immediately vest and become exercisable. If Mr. Hong resigns without good reason or is terminated for cause, we would have no further obligation to him other than to pay his base salary or other amounts earned by him through the date of resignation or termination.

For purposes of Mr. Hong’s employment agreement:

•                  “cause” means a reasonable determination by the Board, acting in good faith based upon actual knowledge at the time, that Mr. Hong has (i) materially breached the terms of his employment agreement, or any other material agreement between us and Mr. Hong, including an arbitration agreement and a proprietary information and invention assignment agreement, (ii) committed gross negligence or engaged in serious misconduct in the execution of his assigned duties, (iii) been convicted of a felony or other serious crime involving moral turpitude, (iv) materially refused to perform any lawful duty or responsibility consistent with Mr. Hong’s position with our Company, or (v) materially breached his fiduciary duty or his duty of loyalty to our Company;

•                  “good reason means (i) the assignment to Mr. Hong, without his consent, of duties inconsistent with his position so as to constitute a diminution of status with our Company, including an assignment of Mr. Hong to a position other than President and Chief Executive Officer of our Company, (ii) our reduction of Mr. Hong’s base salary as in effect at any time without Mr. Hong’s consent, other than a decrease of up to (and including) 10% in connection with an adverse change in the business operations or financial condition of our Company, (iii) the occurrence of a change of control, or (iv) a requirement that Mr. Hong relocate (or report on a regular basis) to an office outside of Orange County without his consent; and

•                  a “change of control” means the occurrence of any of the following: (i) any person or entity is or becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of our Company representing a percentage of the combined voting power of our then-outstanding securities that is greater than 50%, (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date of Mr. Hong’s employment agreement, constituted our Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of our Company) whose appointment or election by the Board or nomination for election by our stockholders is approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on the date of Mr. Hong’s employment agreement or whose appointment, election or nomination for election was previously so approved or recommended; (iii) there is consummated a merger or consolidation of our Company in which our Company does not survive or our Company survives but the shares of our common stock outstanding immediately prior to such merger or consolidation represent 50% or less of the voting power of our Company after such merger or consolidation; or (iv) our stockholders approve a plan of our complete liquidation or dissolution or there is consummated an agreement for our sale or disposition of all or substantially all of our assets, other than a sale or disposition of all or substantially all of our assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by our stockholders in substantially the same proportions as their ownership of our Company immediately prior to such sale.

We have not entered into an employment agreement with Ms. Sasaki, our Vice President, Chief Financial Officer and Secretary. For Fiscal 2017 and Fiscal 2016, Ms. Sasaki received an annualized base salary of $200,000. If Ms. Sasaki’s employment is terminated due to death or disability, any stock options held by Ms. Sasaki would vest to the same extent as they would have vested one year thereafter. Additionally, if Ms. Sasaki’s employment is terminated due to death or disability, 25% of the shares subject to outstanding stock options, or such lesser amount as is then unvested, would immediately vest and no additional shares would vest thereafter. Ms. Sasaki is eligible for a target cash bonus of 75% of her base salary, which is to be determined by our Board in its discretion based on various factors.

Cash Bonuses

No cash bonuses were paid to either Mr. Hong or Ms. Sasaki for Fiscal 2017. Mr. Hong and Ms. Sasaki received cash bonuses of $160,000 and $80,000, respectively, for Fiscal 2016, based on the achievement of certain Company performance goals.

Retirement Benefits

We maintain a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code, to which all of our employees, including our named executive officers, are able to contribute up to the limit prescribed by applicable tax rules on a before-tax basis. All of these employee contributions are fully-vested upon contribution. In addition, we may make matching contributions on the contributions of our employees on a discretionary basis, and during Fiscal 2017 and Fiscal 2016, we made matching contributions equal to 50% of the first 6% of pay that was contributed by employees, including our named executive officers, to the plan. Effective for pay periods beginning April 15, 2018, we no longer make these matching contributions.

Outstanding Equity Awards at Fiscal Year End

The following table shows information about the equity awards held by our named executive officers as of the end of Fiscal 2017:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date
Chun K. Hong	120,000	(2)	—		2.20	1/2/2018
	50,000	(3)	—		0.33	6/10/2019
	300,000	(4)	—		2.21	3/17/2021
	300,000	(5)	—		3.59	2/27/2022
	300,000	(6)	—		0.71	2/11/2023
	281,250	(7)	18,750	(7)	2.05	2/21/2024
	206,250	(8)	93,750	(8)	0.84	1/6/2025
	131,250	(9)	168,750	(9)	0.70	1/18/2026
	56,250	(10)	243,750	(10)	1.02	2/14/2027

Gail Sasaki	100,000	(2)	—		2.05	1/4/2018
	6,250	(11)	—		0.29	11/20/2018
	18,750	(3)	—		0.33	6/10/2019
	75,000	(4)	—		2.21	3/17/2021
	75,000	(5)	—		3.59	2/27/2022
	75,000	(6)	—		0.71	2/11/2023
	70,312	(7)	4,688	(7)	2.05	2/21/2024
	51,562	(8)	23,438	(8)	0.84	1/6/2025
	32,812	(9)	42,188	(9)	0.70	1/18/2026
	14,062	(10)	60,938	(10)	1.02	2/14/2027

(1)                                 All stock option awards that are not fully exercisable vest in 16 equal quarterly installments, subject to continued service on each vesting date, subject to accelerated vesting in certain circumstances as described under “Employment Agreements” above.

(2)                                 Represents a stock option award granted under the Netlist, Inc. Amended and Restated 2006 Equity Incentive Plan (the “Equity Plan”) in January 2008.

(3)                                 Represents a stock option award granted under the Equity Plan in June 2009.

(4)                                 Represents a stock option award granted under the Equity Plan in March 2011.

(5)                                 Represents a stock option award granted under the Equity Plan in February 2012.

(6)                                 Represents a stock option award granted under the Equity Plan in February 2013.

(7)                                 Represents a stock option award granted under the Equity Plan in February 2014.

(8)                                 Represents a stock option award granted under the Equity Plan in January 2015.

(9)                                 Represents a stock option award granted under the Equity Plan in January 2016.

(10)                          Represents a stock option award granted under the Equity Plan in February 2017.

(11)                          Represents a stock option award granted under the Equity Plan in November 2008.

Director Compensation

Non-Employee Director Compensation

Our non-employee directors receive annual cash compensation of $30,000, which is paid in four equal quarterly installments, and additional cash payments of $1,000 for each regularly scheduled Board meeting and each Board committee meeting not held on the same day as a Board meeting that is attended by the director. The Lead Independent Director and the Chair of our Audit Committee each receive additional cash compensation of $5,000 per year. All of our directors, including our non-employee directors, are also reimbursed for their reasonable out-of-pocket expenses incurred in attending Board and Board committee meetings.

In addition, each of our non-employee directors is granted a stock option award to purchase up to 25,000 shares of our common stock upon his or her initial appointment or election to the Board, and a stock option award to purchase up to 20,000 shares of our common stock each year in which he or she continues to serve as a director. For awards granted to non-employee directors before Fiscal 2017, all stock options vest in 16 equal quarterly installments, and for awards granted to non-employee directors in Fiscal 2017 and thereafter, all stock options vest in one installment on the one-year anniversary of the grant date of the award, in all cases subject to continued service on each vesting date. All stock option awards granted to non-employee directors are granted under our equity compensation plans then in effect and have an exercise price equal to the fair market value of our common stock on the grant date of the award.

Directors who are our employees receive no additional compensation for their service as directors.

Director Compensation Table

The following table shows the compensation of our non-employee directors for Fiscal 2017. Mr. Hong, our President and Chief Executive Officer, is not included in this table because he is an employee of our Company and receives no additional compensation for his service as a director. The compensation received by Mr. Hong as an employee of our Company is described in this Item 11 above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Jeff Benck	36,000	14,381	(2)	50,381
Jun S. Cho	37,000	14,381	(2)	51,381
Kiho Choi	26,419	23,659	(3)	50,078
Blake A. Welcher	39,000	14,381	(2)	53,381
Charles F. Cargile (4)	45,672	14,381	(2)	60,053
Vincent Sheeran (5)	17,500	14,381	(2)	31,881

(1)                                 Represents the grant date fair value of stock option awards granted in Fiscal 2017, measured in accordance with ASC Topic 718. The assumptions used in the calculations for these amounts are described in Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation and Note 8—Stockholders’ Equity—Stock-Based Compensation to our consolidated financial statements included in the Original Form 10-K. At the end of Fiscal 2017, each individual named in the table held stock options to purchase the following number of shares of our common stock: (i) Mr. Benck, 45,000; (ii) Mr. Cho, 85,000; (iii) Mr. Choi, 25,000; (iv) Mr. Welcher, 105,000; (v) Mr. Cargile, 66,250; and (vi) Mr. Sheeran, 0.

(2)                                 Represents a stock option award granted on March 3, 2017 to purchase up to 20,000 shares of our common stock at an exercise price of $0.98 per share, which vested and became fully exercisable on March 3, 2018.

(3)                                 Represents a stock option award granted on May 31, 2017 to purchase up to 25,000 shares of our common stock at an exercise price of $1.27 per share, which vests and becomes fully exercisable on May 31, 2018.

(4)                                 Mr. Cargile resigned from our Board effective December 26, 2017. As a result, Mr. Cargile’s outstanding and unvested stock options as of such date, relating to 18,750 shares of our common stock, were forfeited upon his resignation, and Mr. Cargile’s outstanding and vested stock options as of such date, relating to 66,250 shares of our common stock, were forfeited on March 26, 2018 because these stock options were not exercised on or before such date.

(5)                                 Mr. Sheeran’s term of service as a director expired on May 31, 2017. As a result, Mr. Sheeran’s outstanding and unvested stock options as of such date, relating to 35,000 shares of our common stock, were forfeited upon his resignation, and Mr. Sheeran’s outstanding and vested stock options as of such date, relating to 30,000 shares of our common stock, were forfeited on August 29, 2017 because these stock options were not exercised on or before such date.

Equity Compensation Plans

We currently maintain one equity incentive plan, the Equity Plan. The Equity Plan initially became effective in 2006, was first amended and restated in 2010, and was again amended and restated in 2016. Our Board and our stockholders have previously approved the Equity Plan, including all amendments and restatements of such plan. The terms of the Equity Plan are summarized below.

Share Reserve and Share Limits

Each January 1, the number of shares reserved for issuance under the Equity Plan will continue to be automatically increased by the lesser of (i) 2.5% of the shares then issued and outstanding, or (ii) 1,200,000 shares. As of April 15, 2018, there were 12,605,566 total shares reserved for issuance under the Equity Plan, including 8,072,984 shares subject to outstanding equity awards granted under this plan.

Any shares subject to an award or portion of an award which is forfeited, canceled or expires shall be deemed not to have been issued for purposes of determining the maximum aggregate number of shares which may be issued under the Equity Plan. Shares that have been issued under the Equity Plan pursuant to an award generally shall not be returned to the reserve under the Equity Plan and shall not become available for future issuance under the Equity Plan, except that if unvested shares are forfeited, or repurchased by us at the lower of their original purchase price or their fair market value at the time of repurchase, such shares shall become available for future grant under the Equity Plan. Shares tendered or withheld in payment of an option exercise price shall not be returned to or become available for future issuance under the Equity Plan.

The maximum number of shares with respect to which options and stock appreciation rights may be granted to a participant during a calendar year is 1,000,000 shares (with an additional 1,000,000 shares of stock in connection with the participant’s initial employment). For awards of restricted stock, restricted stock units, and performance units that are intended to be performance-based compensation under Section 162(m) of the Code, the maximum number of shares granted to a participant during a calendar year is 1,000,000 shares.

Administration

The Equity Plan is administered, with respect to grants of awards to employees, directors, officers, and consultants, by the administrator, which is defined as the Board or one or more committees designated by the Board. With respect to grants to officers and directors, the committee shall be constituted in such a manner as to satisfy applicable laws, including Rule 16b-3 under the Exchange Act and Section 162(m) of the Code. The Equity Plan is administered by the Compensation Committee of our Board, the composition of which satisfies such tax and SEC rules, subject to such committee’s delegation to management to grant awards to certain eligible persons of up to 25,000 shares.

Eligibility

Persons eligible to receive awards under the Equity Plan include directors, officers and other employees of and consultants and advisors to our Company or any of our subsidiaries. As of December 30, 2017, approximately 90 officers and other employees of our Company and our subsidiaries (including all of the named executive officers) and each of our four non-employee directors are eligible to receive awards under the Equity Plan.

Vesting

Although the Equity Plan provides the administrator with the discretion to determine the vesting schedule of any awards granted under the plan, stock option awards granted to employees under the Equity Plan typically vest over four years in either 16 equal quarterly installments or one installment of 25% of the shares subject to the award on the one-year anniversary of the grant date and 12 equal quarterly installments thereafter, subject to continued service on each vesting date.

Adjustments Upon Corporate Transactions

The Equity Plan provides that, in the event of an “acquisition,” as defined in the Equity Plan, the administrator may provide for the termination of outstanding awards under the Equity Plan, unless awards are assumed or replaced by the successor entity in the acquisition. Except as provided in an individual award agreement, for the portion of each award that is not assumed or replaced by the successor entity, such portion of the award may be vested and become exercisable in full or be released from any repurchase or forfeiture rights before the effective date of the acquisition, provided that the participant’s continuous service has not terminated before such date.

Amendment, Suspension and Termination

The Equity Plan will be for a term of 10 years from its 2016 amendment and restatement, unless sooner terminated by the Board. The Board may at any time amend, suspend or terminate the Equity Plan, subject to obtaining stockholder approval for any amendment to the extent necessary to comply with applicable laws and rules.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of April 15, 2018 unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. We know of no agreements among our stockholders that relate to voting or investment power over our common stock or any arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Beneficial ownership is determined in accordance with applicable SEC rules and generally reflects sole or shared voting or investment power over securities. Under these rules, a person is deemed to be the beneficial owner of securities the person has the right to acquire as of or within 60 days after April 15, 2018, upon the exercise of outstanding stock options or warrants, the conversion of outstanding convertible notes, or the exercise or conversion of any other derivative securities affording the person the right to acquire shares of our common stock. As a result, each person’s percentage ownership set forth in the table below is determined by assuming that all outstanding stock options, warrants or other derivative securities held by such person that are exercisable or convertible as of or within 60 days after April 15, 2018 have been exercised or converted. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe each person identified in the table below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person.

	Shares Beneficially Owned
Name of Beneficial Owner:	Number	Percent (1)
5% Stockholder:
AWM Investment Company, Inc. (2)	6,909,089	8.1%
Directors and Executive Officers:
Chun K. Hong (3)	6,894,621	7.9%
Gail Sasaki (4)	535,936	*
Jeffrey Benck (5)	26,250	*
Jun S. Cho (6)	261,750	*
Kiho Choi (7)	25,000	*
Blake A. Welcher (8)	92,500	*
All executive officers and directors as a group (6 persons) (9)	7,836,057	8.9%

*                                         Represents beneficial ownership of less than 1%.

(1)                                 All ownership percentages are based on 85,415,180 shares of our common stock outstanding as of April 15, 2018.

(2)                                 The number of shares reported as beneficially owned is based solely on a Schedule 13G/A with a reporting date of December 31, 2017, filed with the SEC by AWM Investment Company, Inc. (“AWM”), which is the investment adviser to Special Situations Technology Fund, L.P., a Delaware limited partnership (“TECH”), and Special Situations Technology Fund II, L.P., a Delaware limited partnership (“TECH II”). Austin W. Marxe, David M. Greenhouse and Adam C. Stettner are members of SST Advisers, L.L.C., a Delaware limited liability company and the general partner of TECH and TECH II, and are also controlling principals of AWM. The principal business address for AWM is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, New York 10022.

(3)                                 Represents (i) 1,756,250 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after April 15, 2018, (ii) 4,838,371 outstanding shares of common stock, of which 4,752,803 shares are held by Mr. Hong and his wife, Won K. Cha, as co-trustees of the Hong-Cha Community Property Trust. Mr. Hong and Ms. Cha possess shared voting and investment power over the shares of common stock held by the Hong-Cha Community Property Trust, and each disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein, and (iii) 300,000 shares of restricted stock that are forfeitable until vested (restrictions on the shares of restricted stock lapse ratably on a quarterly basis through April 12, 2020).

(4)                                 Represents 451,561 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after April 15, 2018, 9,375 outstanding shares of common stock and 75,000 shares of restricted stock that are forfeitable until vested (restrictions on the shares of restricted stock lapse ratably on a quarterly basis through April 12, 2020).

(5)                                 Represents 26,250 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after April 15, 2018.

(6)                                 Represents 66,250 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after April 15, 2018, and 195,500 outstanding shares of common stock, of which 175,500 are held in 401(k) and other investment accounts.

(7)                                 Represents 25,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after April 15, 2018.

(8)                                 Represents 92,500 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after April 15, 2018.

(9)                                 Represents 2,417,811 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after April 15, 2018, 5,043,246 outstanding shares of common stock, and 375,000 shares of restricted stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 30, 2017 about compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
	Number of securities		Weighted-average	Number of securities
	to be issued upon exercise		exercise price of	remaining available for
	of outstanding options,		outstanding options,	future issuance under
Plan Category	warrants and rights		warrants and rights($)	equity compensation plans
Equity compensation plans approved by security holders	8,345,170	(1)	1.42	1,082,880	(1)
Equity compensation plans not approved by security holders	400,000	(2)	0.80	—
Total	8,745,170		1.39	1,082,880

(1)         Subject to certain adjustments, as of December 30, 2017, we were authorized to issue a maximum of 11,405,566 shares of our common stock pursuant to awards granted under the Equity Plan. In addition, pursuant to the terms of the Equity Plan, each January 1, the number of shares reserved for issuance under the plan will continue to be automatically increased by the lesser of (i) 2.5% of the shares then issued and outstanding, or (ii) 1,200,000 shares.

(2)         Consists of a stock option award to purchase up to 400,000 shares of our common stock issued to our Senior Vice President of Sales and Marketing in connection with his hiring in December 2015 which has an exercise price of $0.80 per share and a contractual term of 10 years and which, with respect to 350,000 of the shares subject to the award, vests over four years, with 25% of the shares subject to the award vesting on the one-year anniversary of the grant date and the remainder of the shares subject to the award vesting in equal quarterly installments thereafter, and with respect to 50,000 of the shares subject to the award, vests upon the achievement of specified performance goals.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described below and except for employment arrangements and compensation for Board service, which are described in Item 11 above, since January 3, 2016, there has not been, nor is there currently proposed, any transaction or series of transactions in which our Company was or is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for our last two completed fiscal years, and in which any director, officer or beneficial owner of more than 5% of our common stock, or member of any such person’s immediate family, had or will have a direct or indirect material interest.

Our Vice President of Operations, Paik K. Hong, is the brother of Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board. For Fiscal 2017, Mr. P. K. Hong earned cash salary of $200,000 and was granted a stock option award to purchase up to 75,000 shares of our common stock at an exercise price of $1.02. For Fiscal 2016, Mr. P.K. Hong earned cash salary of $200,000 and a cash bonus of $100,000 and was granted two stock option awards, each to purchase up to 25,000 shares of our common stock at an exercise price of $1.49 and $0.73, respectively. The total grant date fair value of the stock option awards granted to Mr. P. K. Hong in Fiscal 2017 and Fiscal 2016, measured in accordance with ASC Topic 718, was $56,103 and $43,120, respectively. The assumptions used in the calculations for these amounts are described in Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation and Note 8—Stockholders’ Equity—Stock-Based Compensation to our consolidated financial statements included in the Original Form 10-K.

We have entered into indemnification agreements with each of our directors and executive officers. In general, these agreements require us to indemnify each such individual to the fullest extent permitted under Delaware law against certain liabilities that may arise by reason of their service for us, and to advance expenses incurred as a result of any such proceeding as to which any such individual could be indemnified.

Policies and Procedures for Review and Approval of Related Party Transactions

Pursuant to its written charter and in accordance with applicable Nasdaq rules, our Audit Committee is responsible for reviewing and approving in advance any transactions with a related party. The Audit Committee intends to approve only those related party transactions that are considered to be in the best interests of our Company and our stockholders. In considering whether to approve any transaction, the Audit Committee considers such factors as it deems appropriate, which may include: the related party’s relationship with our Company and interest in the transaction; the material facts of the transaction, including the value of the transaction, or in the case of indebtedness, the principal amount that would be involved; the benefits of the transaction to our Company; an assessment of whether the transaction is on terms that are comparable to the terms that may be available in a similar transaction with an unrelated party; the impracticability or cost of securing alternative arrangements; and such other factors as the Audit Committee deems relevant.

Director Independence

Our Board has determined that each of our current directors and each of our directors serving at any time in Fiscal 2017, other than our President and Chief Executive Officer, Mr. Hong, is an independent director within the meaning of applicable Nasdaq rules. In addition, our Board has determined that each director serving currently or at any time in Fiscal 2017 as a member of our Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee, at all times of such service, satisfied or satisfies all independence standards applicable to members of each such committee under, and taking into account the factors set forth in, Nasdaq and SEC rules. In making these determinations, the Board reviewed and discussed information provided by the directors and management regarding each director’s business and personal activities as they may relate to our Company.

Item 14.   Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed to us by our independent registered public accounting firm, KMJ Corbin & Company LLP (“KMJ”), for the indicated services performed during Fiscal 2017 and Fiscal 2016:

	Fiscal 2017 ($)	Fiscal 2016 ($)
Audit Fees (1)	152,640	143,750
Audit-Related Fees (2)	—	—
Tax Fees (2)	—	—
All Other Fees (2)	—	—
Total Fees	152,640	143,750

(1)         Audit fees consist of fees billed to us for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim condensed consolidated financial statements included in our quarterly reports. These fees also include fees billed to us for professional services that are normally provided in connection with statutory and regulatory filings or engagements, including the review of our registration statements on Form S-3 and Form S-8 and certain other related matters, such as the delivery of comfort letters and consents in connection with these registration statements.

(2)         KMJ did not bill to us any audit-related fees, tax fees or other fees in Fiscal 2017 or Fiscal 2016.

Pre-Approval Policies and Procedures

Our Audit Committee’s charter requires our Audit Committee to pre-approve all audit and permissible non-audit services to be performed for us by our independent registered public accounting firm, except for certain “de minimus” non-audit services that may be ratified by the Audit Committee in accordance with applicable SEC rules, in order to assure that the provision of such services is compatible with maintaining the independence of our independent registered public accounting firm. Our Audit Committee pre-approved all services performed by KMJ in Fiscal 2017 and Fiscal 2016.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements.

The following financial statements are included immediately following the signature page to the Original Form 10-K and are filed in Part II, Item 8 of the Original Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ (Deficit) Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted, as they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits.

The information required by this Item 15(a)(3) is set forth on the Exhibit Index that immediately precedes the signature page to this Amendment to Form 10-K and is incorporated herein by reference.

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

Exhibit No.	Description
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

Exhibit No.	Description
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

21.1+	Subsidiaries of Netlist, Inc.

23+	Consent of KMJ Corbin & Company LLP

24+	Power of Attorney (included on the signature page to this report)

Exhibit No.	Description
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32++	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Filed as an exhibit to the Original Form 10-K.
++	Furnished as an exhibit to the Original Form 10-K.
#	Management contract or compensatory plan or arrangement.
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

Date:	April 30, 2018

NETLIST, INC.

		By:	/s/ CHUN K. HONG
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board