Form 10-Q
period 2018-03-31
NETLIST INC
filed 2018-05-15
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-33170

NETLIST, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4812784
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

175 Technology Drive, Suite 150

Irvine, CA 92618

(Address of principal executive offices) (Zip Code)

(949) 435-0025

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 11, 2018, there were 88,525,127 shares of the registrant’s common stock outstanding.

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31,	December 30,
	2018	2017
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,912	$6,720
Restricted cash	1,100	2,800
Accounts receivable, net of reserves of $58 (2018) and $44 (2017)	2,761	2,997
Inventories	3,407	4,105
Prepaid expenses and other current assets	791	303
Total current assets	14,971	16,925

Property and equipment, net	426	459
Other assets	1,399	1,406
Total assets	$16,796	$18,790

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$6,619	$6,120
Revolving line of credit	1,980	2,024
Accrued payroll and related liabilities	670	807
Accrued expenses and other current liabilities	303	338
Note payable	230	-
Total current liabilities	9,802	9,289
Convertible promissory note and accrued interest, net of debt discount	14,895	14,766
Long-term warranty liability	63	61
Total liabilities	24,760	24,116
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value - 150,000 shares authorized; 85,415 (2018) and 79,314 (2017) shares issued and outstanding	85	80
Additional paid-in capital	154,670	152,640
Accumulated deficit	(162,719)	(158,046)
Total stockholders' deficit	(7,964)	(5,326)
Total liabilities and stockholders' deficit	$16,796	$18,790

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	March 31,	April 1,
	2018	2017

Net sales	$8,879	$9,426
Cost of sales(1)	8,500	8,746
Gross profit	379	680
Operating expenses:
Research and development(1)	1,008	1,496
Intellectual property legal fees	2,211	466
Selling, general and administrative(1)	1,691	1,914
Total operating expenses	4,910	3,876
Operating loss	(4,531)	(3,196)
Other expense, net:
Interest expense, net	(147)	(148)
Other income, net	5	2
Total other expense, net	(142)	(146)
Loss before provision for income taxes	(4,673)	(3,342)
Provision for income taxes	-	-
Net loss	$(4,673)	$(3,342)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.05)
Weighted-average common shares outstanding:
Basic and diluted	82,461	61,681

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$6	$16
Research and development	80	66
Selling, general and administrative	155	182
Total stock-based compensation	$241	$264

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,	April 1,
	2018	2017

Cash flows from operating activities:
Net loss	$(4,673)	$(3,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	73
Interest accrued on convertible promissory note	75	75
Amortization of debt discount	54	54
Stock-based compensation	241	264
Changes in operating assets and liabilities:
Accounts receivable	236	516
Inventories	698	(1,337)
Prepaid expenses and other assets	(137)	(557)
Accounts payable	499	2,227
Accrued payroll and related liabilities	(137)	(267)
Accrued expenses and other liabilities	(33)	(55)
Net cash used in operating activities	(3,110)	(2,349)
Cash flows from investing activities:
Acquisition of property and equipment	(34)	(30)
Net cash used in investing activities	(34)	(30)
Cash flows from financing activities:
Net borrowings under line of credit	(44)	734
Payments on debt	(114)	(123)
Proceeds from issuance of common stock, net	1,794	-
Proceeds from exercise of stock options and warrants	-	62
Net cash provided by financing activities	1,636	673
Net change in cash, cash equivalents and restricted cash	(1,508)	(1,706)
Cash, cash equivalents and restricted cash at beginning of period	9,520	12,576
Cash, cash equivalents and restricted cash at end of period	$8,012	$10,870

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$6,912	$7,770
Restricted cash	1,100	3,100
Cash, cash equivalents and restricted cash at end of period	$8,012	$10,870

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

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

Liquidity

The Company incurred net losses of $4.7 million, and $13.4 million and $11.2 million for the three months ended March 31, 2018 and the fiscal years ended December 30, 2017 and December 31, 2016, respectively. The Company has historically financed its operations primarily with proceeds from issuances of equity and debt securities and revenues generated from operations, including product sales and a non-recurring engineering (“NRE”) fee from its Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”), discussed below. The Company has also funded its operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of its legal proceedings and, to a lesser extent, equipment leasing arrangements (see Notes 5, 6 and 8).

On August 22, 2017, the Company completed an underwritten public offering (the “2017 Offering”), pursuant to which it sold 8,500,000 shares of its common stock at a price to the public of $0.60 per share. The net proceeds to the Company from the 2017 Offering were $4.4 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On November 14, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (the “Agent”) to sell shares of the Company’s common stock, with aggregate gross proceeds of up to $9.0 million, from time to time, through an “at-the-market” equity offering program under which the

Agent will act as sales agent (the “ATM Program”) (see Note 9). As of December 30, 2017, the Company had sold 8,894,222 shares of its common stock in the ATM Program for net proceeds of $2.8 million, after deducting sales commissions and other offering expenses paid by the Company. In addition, during the three months ended March 31, 2018, the Company sold 6,101,312 shares of its common stock for approximate net proceeds of $1.8 million, after deducting sales commissions and other offering expenses paid by the Company.

Inadequate working capital would have a material adverse effect on the Company’s business and operations and could cause the Company to fail to execute its business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require the Company to significantly modify its business model and/or reduce or cease its operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of its ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. While the Company’s estimates of its operating revenues and expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes the Company’s existing cash balance, together with cash provided by the Company’s operations and borrowing availability under a bank credit facility (see Note 5) and funds raised through the ATM, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to the Securities and Exchange Commission’s (“SEC”) Form 10-Q and Article 8 of the SEC’s Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 30, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018.

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2018 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of March 31, 2018 and the condensed consolidated statements of operations and statements of cash flows for the three months ended March 31, 2018 and April 1, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any full year or any other interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52 or 53 week fiscal year ending on the Saturday closest to December 31. For 2018, the Company’s fiscal year is scheduled to end on December 29, 2018 and will consist of 52 weeks, and each of the Company’s quarters within such fiscal year will be comprised of 13 weeks.

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

Revenue Recognition

Our net sales are generated primarily from (i) resales of NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers and (ii) sales of high-performance modular memory subsystems primarily to original equipment manufacturers (“OEMs”) in the server, high-performance computing and communications markets.

The Company’s products are sold through ship-and-bill performance obligations, and the revenue is recognized at the point in time when the ownership is transferred to customers. Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess component inventories, which contain no right-of-return privileges. Product returns are estimated at the time of sale using the expected value method and are recorded as a reduction in sales. The Company offers a standard product warranty to its customers and has no other post-shipment obligations. All amounts billed to customers related to shipping and handling are included in net sales, while costs incurred by the Company for shipping and handling are included in cost of sales. See Note 3.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of cash to secure standby letters of credit. Restricted cash was $1.1 million as of March 31, 2018 and related to two standby letters of credit. Restricted cash was $2.8 million as of December 30, 2017 and related to three standby letters of credit.

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

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, a revolving line of credit, a note payable and a convertible promissory note. The Company considers the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and a note payable to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair values of the Company’s revolving line of credit and convertible promissory note are determined using current applicable rates for similar instruments as of the balance sheet date and an assessment of the credit rating of the Company. The carrying value of the Company’s revolving line of credit at March 31, 2018 and December 30, 2017 approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The fair value of the Company’s convertible promissory note was estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company has determined that the valuation of its convertible promissory note is classified in Level 2 of the fair value hierarchy. The carrying value and estimated fair value of the convertible promissory note as of March 31, 2018 were $14.2 million and $12.2 million, respectively. The carrying value and estimated fair value of the convertible promissory note as of December 30, 2017 were $14.1 million and $12.3 million, respectively.

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

The Company’s accounts receivable are generally highly concentrated among a small number of customers, and a significant change in the liquidity or financial position of one of these customers could have a material adverse effect on the collectability of its accounts receivable, liquidity and future operating results.

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

The Company’s trade accounts receivable are primarily derived from sales to OEMs in the server, high-performance computing and communications markets, as well as from sales to storage customers, appliance customers, system builders and cloud and datacenter customers. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company believes the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms, a high level of credit worthiness of its customers (see Note 4), foreign credit insurance, and letters of credit issued in its favor. Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of the Company’s customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of March 31, 2018. However, market conditions could change or demand for the Company’s products could decrease, which could result in future impairment of long-lived assets.

Warranty Liability

The Company offers standard product warranties generally ranging from one to three years, depending on the product and negotiated terms of any purchase agreements with its customers and has no other post-shipment obligations. Such warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. Warranties are not offered on sales of excess component inventory, and the Company does not offer separately priced extended warranty or product maintenance contracts. The Company records an estimate for warranty related costs at the time of sale in cost of sales based on its historical and estimated future product return rates and expected repair or replacement costs (see Note 4). While such costs have historically been within management’s expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty reserves and could adversely affect the Company’s gross profit and gross margins.

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

FASB ASC Topic 740 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FASB ASC Topic 740, the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

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

Contingent Legal Expense

Contingent legal fees are expensed in the condensed consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, the Company may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.

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

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant during the three months ended March 31, 2018 and April 1, 2017.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, excluding unvested shares issued pursuant to restricted share awards under the Company’s share-based compensation plans. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise or vesting of outstanding stock options, warrants and restricted stock awards, computed using the treasury stock method and shares issuable upon conversion of the SVIC Note (see Note 6). In periods of losses, basic and diluted loss per share are the same, as the effect of stock options, warrants and unvested restricted share awards on loss per share is anti-dilutive.

Business Risks and Uncertainties

The Company’s results of operations, liquidity and financial condition are exposed to a number of risks and uncertainties. See the discussion in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q in which these condensed consolidated financial statements are included for more discussion.

Adoption of New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance, including industry-specific guidance. Subsequent to the issuance of ASU No. 2014-09, the FASB clarified the guidance through several Accounting Standards Updates; hereinafter the collection of revenue guidance is referred to as “Topic 606.” Topic 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The Company adopted Topic 606 on December 31, 2017 using the modified retrospective transition method; accordingly, Topic 606 has been applied to the fiscal 2018 financial statements and disclosures going forward, but the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of Topic 606 to be immaterial to our operating results on an ongoing basis. See Note 3, “Revenue Recognition,” for additional details on this implementation and the required disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. The Company adopted these standards in the first quarter of 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows now includes restricted cash of $3.1 million, $3.1 million and $2.8 million as of December 31, 2016, April 1, 2017 and December 30, 2017, respectively, as well as previously reported cash and cash equivalents.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current U.S. GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to an outside party. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods therein with early application permitted. The Company adopted ASU 2016-16 in the first quarter of 2018 by using the modified retrospective transition approach, which did not have an impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides clarity and reduces diversity in practice and reduce cost and complexity when calculating stock compensation, on a change to the terms and conditions of a share-based award.  ASU 2017-09 is effective beginning after December 15, 2017 for annual reporting periods, and interim periods within those annual periods. The Company adopted ASU 2017-09 in the first quarter of 2018, which did not have an impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

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

Note 3—Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which modifies how all entities recognize revenue. Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 on December 31, 2017 using the modified retrospective transition method. For the three months ended March 31, 2018 and April 1, 2017, the vast majority of our revenue was derived from the sale of tangible products for which we recognize revenue at a point in time. The contracts that relate to these product shipments are predominantly purchase orders that have firm purchase commitments generally only for a short period of time. As a result, the adoption of Topic 606 did not have a material effect on our financial statements or results of operations, and no cumulative catch-up adjustment to the opening balance of retained earnings was required. We used the related practical expedients that allow us to not disclose the transaction price allocated to remaining unsatisfied obligations and an explanation of when we expect to recognize the related revenue. In adopting Topic 606, we applied the new guidance only to contracts that were not completed on December 31, 2017.

Revenues are recognized when control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

Nature of Goods and Services

The Company derives revenue primarily from: (i) resales of NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers; (ii) sales of high-performance modular memory subsystems primarily to original equipment manufacturers (“OEMs”) in the server, high-

performance computing and communications markets; and (iii) engineering services. However, the Company had no engineering services revenues for the year ended December 30, 2017 and the three months ended March 31, 2018.

Substantially all of the Company’s net product revenues relate to products sold at a point in time through ship-and-bill performance obligations. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Contracts with customers are comprised of customer purchase orders, invoices (including the Company’s standard terms and conditions), and written contracts.

Revenue Disaggregation

The Company operates in one reportable segment, which is the design, manufacture and sale of high-performance memory subsystems for the server, high-performance computing and communications markets and component products purchased for the purpose of resale. The Company evaluates financial performance on a Company-wide basis.

We consider sales disaggregated at the product and service level to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our sales by major source for the three months ended March 31, 2018:

Product:

Resales of third-party products	$7,108
Sale of the Company’s modular memory subsystems	1,771
Total net product revenues	$8,879

Performance Obligations

Our net product revenues and related cost of sales are primarily the result of promises to transfer products to our customers. For performance obligations related to substantially all of our ship-and-bill products, control transfers at a point in time when title transfers upon shipment of the product to the customer, and for some sales, control transfers when title is transferred at time of receipt by the customer. Once a product has shipped or has been delivered, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to have transferred upon shipment or delivery because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has the significant risks and rewards of ownership of the asset.

Amounts billed to our customers for shipping and handling are recorded in net product revenues. Shipping and handling costs incurred by the Company are included in cost of sales.

Significant Payment Terms

For ship-and-bill type contracts with customers, the invoice states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment terms are typically due within 30 days after delivery but, in limited instances, can range up to 60 days after delivery. Accordingly, our contracts with customers do not include a significant financing component.

Variable Consideration

Customers are generally allowed limited rights of return for up to 30 days, except for sales of excess component inventories, which contain no right-of-return privileges. Product returns give rise to variable consideration that decreases the transaction price. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Returns for products sold are estimated using the expected value method and are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and is adjusted for known trends to arrive at the amount of consideration to which the Company expects to receive. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Warranties

The Company offers a standard product warranty to customers of its memory subsystem products and has no other post-shipment obligations. Our liability associated with this warranty is, at our option, to repair the product, replace the product, or provide the customer with a credit.

The Company establishes provisions for estimated warranties. Estimated future warranty costs are recorded in the period in which the sale is recorded and are included in “Cost of sales.” The Company calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred.

The Company does not offer separately priced extended warranty or product maintenance contracts.

Contract Assets

Typically, we invoice the customer and recognize revenue once we have satisfied our performance obligation. Accordingly, our contract assets comprise accounts receivable. Generally, we do not have material amounts of other contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. There were no such contract liabilities (deferred revenue) as of March 31, 2018.

Practical Expedients and Exemptions

We have elected the following practical expedients allowed under Topic 606:

•	Payment terms with our customers, which are one year or less, are not considered a significant financing component.

•	Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales and are not considered a performance obligation to our customers.

•

Our performance obligations on our orders are generally satisfied within one year from a given reporting date and, therefore, we omit disclosure of the transaction price allocated to remaining performance obligations on open orders.

•

The Company expenses incremental direct costs of obtaining a contract (sales commissions) when incurred because the amortization period is generally 12 months or less. The Company does not incur costs to fulfill a customer contract that meet the requirements for capitalization.

•

The Company has applied the portfolio approach to its ship-and-bill contracts that have similar characteristics as it reasonably expects that the effects on the financial statements of applying this guidance to the portfolio of contracts would not differ materially from applying this guidance to the individual contracts within the portfolio.

Note 4—Supplemental Financial Information

Inventories

Inventories consisted of the following as of the dates presented:

	March 31,	December 30,
	2018	2017
	(in thousands)
Raw materials	$1,241	$768
Work in process	137	88
Finished goods	2,029	3,249
	$3,407	$4,105

Warranty Liabilities

The following table summarizes activity related to warranty liabilities in the periods presented:

	Three Months Ended
	March 31,	April 1,
	2018	2017
	(in thousands)
Beginning balance	$152	$89
Estimated cost of warranty claims charged to cost of sales	81	49
Cost of actual warranty claims	(75)	(38)
Ending balance	158	100
Less current portion	(95)	(60)
Long-term warranty liability	$63	$40

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

Computation of Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share, including the numerator and denominator used in the calculation of basic and diluted net loss per share, for the periods presented:

	Three Months Ended
	March 31,	April 1,
	2018	2017
	(in thousands, except per share data)
Basic and diluted net loss per share:
Numerator: Net loss	$(4,673)	$(3,342)
Denominator: Weighted-average common shares outstanding, basic and diluted	82,461	61,681
Basic and diluted net loss per share	$(0.06)	$(0.05)

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

	Three Months Ended
	March 31,	April 1,
	2018	2017
	(in thousands)
Common share equivalents	12,784	12,837

The above common share equivalents would have been included in the calculation of diluted net loss per share had the Company reported net income for the periods presented.

Major Customers and Products

The Company’s net sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of the Company’s net sales made to customers that each comprise 10% or more of the Company’s net sales in the periods presented:

	Three Months Ended
	March 31,		April 1,
	2018		2017
Customer:
Customer A	13%		* %
Customer B	10%		* %
Customer C	*	%	15%
Customer D	*	%	11%

*Less than 10% of net sales during the period.

The Company’s accounts receivable are concentrated with five customers at March 31, 2018 representing 18%, 15%, 13%, 10% and 10% of aggregate gross receivables, respectively. At December 30, 2017, three customers represented 15%, 13% and 12% of aggregate gross receivables, respectively. The loss of any of the Company’s significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company tries to mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three months ended March 31, 2018 and April 1, 2017, resales of these products represented approximately 77% and 91%, respectively, of the Company’s net sales.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash financing activities for the periods presented:

	Three Months Ended
	March 31,	April 1,
	2018	2017
	(in thousands)
Supplemental disclosure of non-cash financing activities:
Debt financing of insurance	$344	$220

Note 5—Credit Agreement

SVB Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as amended, the “SVB Credit Agreement”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 80% of its eligible accounts receivable, or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of March 31, 2018 and December 30, 2017, (i) letters of credit were outstanding in the amount of $1.1 million and $2.8 million, respectively, (ii) the Company had outstanding borrowings of $2.0 million and $2.0 million, respectively, and (iii) availability under the revolving line of credit was $0.2 million and $0.1 million, respectively.

On January 29, 2016, the Company and SVB entered into an amendment to the SVB Credit Agreement to, among other things, adjust the rate at which advances under the SVB Credit Agreement accrue interest to the Wall Street Journal “prime rate” plus 2.75% (prior to such amendment, advances accrued interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%).

On March 27, 2017, the Company and SVB entered into another amendment to the SVB Credit Agreement to, among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to April 1, 2018, (ii) modify the Company’s financial covenants under the SVB Credit Agreement to remove all prior financial standards and replace them with a liquidity ratio standard, (iii) remove or amend certain termination, anniversary and unused facility fees payable by the Company under the SVB Credit Agreement, and (iv) make certain other administrative changes. On April 12, 2017, the Company and SVB entered into a further amendment to the SVB Credit Agreement to, among other things, obtain SVB’s consent in connection with the Company’s rights agreement with Computershare Trust Company, N.A., as rights agent (see Note 8), and make certain administrative changes in connection with the Company’s funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”) (see Note 8). On March 20, 2018, the Company and SVB entered into another amendment to the SVB Credit Agreement to among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to March 31, 2019 and (ii) revise certain inventory reporting requirements under the SVB Credit Agreement.

For all periods before April 20, 2017, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by SVIC (see Note 6). Certain of these lien priorities were modified in April and May 2017 in connection with the Company’s establishment of a funding arrangement with TRGP for certain of the Company’s litigation expenses in connection with certain of its legal proceedings against SK hynix, a South Korean memory semiconductor supplier (“SK hynix”). On May 3, 2017, TRGP entered into an intercreditor agreement with each of SVIC and SVB, and on April 20, 2017 SVIC and SVB entered into an intercreditor agreement with each other (such intercreditor agreements, collectively, the “Intercreditor Agreements”). Pursuant to the terms of the Intercreditor Agreements, SVB’s security interests in the Company’s assets have been modified as follows: SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings; a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings; and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings. See Note 8 for additional information about the funding arrangement with TRGP, the Intercreditor Agreements and the Company’s legal proceedings against SK hynix.

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of March 31, 2018 the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 6—Debt

The Company’s debt consisted of the following as of the dates presented:

	March 31,	December 30,
	2018	2017
	(in thousands)
Convertible promissory note, SVIC, net of debt discount of $814 and $868 in 2018 and 2017, respectively	$14,186	$14,132
Accrued interest on convertible promissory note with SVIC	709	634
Note payable	230	-
	$15,125	$14,766
Less current portion	(230)	-
	$14,895	$14,766

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

The SVIC Warrant was valued at $1,165,000, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $154,000 of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized over the term of the SVIC Note using the effective interest method. For the three months ended March 31, 2018 and April 1, 2017, the Company amortized $54,000 and $54,000, respectively, to interest expense in the accompanying condensed consolidated statements of operations.

In connection with the SVIC Note, SVIC was granted a first priority security interest in the Company’s patent portfolio and a second priority security interest in all of the Company’s other tangible and intangible assets. Upon issuance of the SVIC Note, the Company, SVB and SVIC entered into an Intercreditor Agreement pursuant to which SVB and SVIC agreed to their relative security interests in the Company’s assets. In May 2017, SVIC, SVB and TRGP entered into additional Intercreditor Agreements to modify certain of these lien priorities (see Note 8). Additionally, upon issuance of the SVIC Note and the SVIC Warrant, the Company and SVIC entered into a Registration Rights Agreement pursuant to which the Company is obligated to register with the SEC, upon demand by SVIC, the shares of the Company’s common stock issuable upon conversion of the SVIC Note or upon exercise of the SVIC Warrant.

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of March 31, 2018, the Company was in compliance with its covenants under the SVIC Note.

Interest expense, including amortization of debt discounts and debt issuance costs, net of interest income, was as follows during the periods presented:

	Three Months Ended
	March 31,	April 1,
	2018	2017
	(in thousands)
Interest expense:
SVB	$18	$13
SVIC	129	129
Others	2	12
	149	154
Interest income	(2)	(6)
	$147	$148

Note 7—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates, for the periods presented:

Three Months Ended
	March 31,	April 1,
	2018	2017
(in thousands)
Provision for income taxes	$-	$-
Effective tax rate	-%	-%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of March 31, 2018 and December 30, 2017. Accordingly, no benefit has been recognized for net deferred tax assets. The Company’s effective tax rate differs from the federal statutory tax rate of 21% and 34% for the three months ended March 31, 2018 and April 1, 2017, respectively, due to providing the full valuation allowance against net deferred tax assets.

The Company did not have any unrecognized tax benefits as of March 31, 2018 and December 30, 2017.

Note 8—Commitments and Contingencies

TRGP Agreement and Related Intercreditor Agreements

On May 3, 2017, the Company and TRGP entered into an investment agreement (the “TRGP Agreement”), which generally provides that TRGP will directly fund the costs incurred by or on behalf of the Company in connection with certain its legal proceedings against SK hynix (see “Litigation and Patent Reexaminations” in this Note 8 below), including costs incurred since January 1, 2017 and costs to be incurred in the future in the Company’s first action in the U.S. International Trade Commission (“ITC”) and its U.S. district court proceedings, but excluding the Company’s second ITC action and its proceedings in international courts (all such funded costs, collectively, the “Funded Costs”). In exchange for such funding, the Company has agreed that, if the Company recovers any proceeds in connection with the funded SK hynix proceedings, it will pay to TRGP the amount of the Funded Costs paid by TRGP plus an escalating premium based on when any such proceeds are recovered, such that the premium will equal a specified low-to-mid double-digit percentage of the amount of the Funded Costs and such percentage will increase by a specified low double-digit amount each quarter after a specified date until any such proceeds are recovered. In addition, pursuant to the terms of a separate security agreement between the Company and TRGP dated May 3, 2017 (the “Security Agreement”), the Company has granted to TRGP (i) a first priority lien on, and security in, the claims underlying the funded SK hynix proceedings and any proceeds that may be received by the Company in connection with these proceedings, and (ii) a second priority lien on, and security in, the Company’s patents that are the subject of the funded SK hynix proceedings.

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

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the Company’s consolidated financial statements in each period in which the TRGP Agreement remains in effect. For the three months ended March 31, 2018, the Company excluded legal expenses of $1.3 million ($11.5 million since January 1, 2017 through March 31, 2018), as a result of TRGP’s payment of these expenses under the TRGP Agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the funded SK hynix proceedings would be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery.

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

‘274 Patent Reexamination

As noted above, in April 2010 and June 2010, Inphi submitted requests for an Inter Partes Reexamination of the ‘274 patent by the USPTO. On August 27, 2010, the request was granted. In March 2012 and June 2012, the USPTO issued an ACP and a RAN, respectively, each of which confirmed the patentability of many of the ‘274 patent’s claims. The parties involved filed various notices of appeal, responses and requests, and on November 20, 2013, the PTAB held a hearing on such appeals. On January 16, 2014, the PTAB issued a decision affirming the examiner in part, but reversing the examiner on new grounds and rejecting all of the patent’s claims. On September 11, 2015, the USPTO examiner issued a determination rejecting the amended claims. On January 23, 2017, the USPTO granted-in-part the Company’s petition to enter comments in support of its positions in the proceeding. On May 9, 2017, the PTAB issued a decision on appeal affirming the rejection of all claims. Netlist requested rehearing of the PTAB’s decision on June 6, 2017. The PTAB denied the rehearing request on August 8, 2017. On October 6, 2017, Netlist appealed the decision to the Court of Appeals for the Federal Circuit, which Netlist dismissed on March 19, 2018, thereby terminating the proceedings with the rejection of all ‘274 patent claims becoming final. Accruals have not been recorded for loss contingencies related to the ‘274 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

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

On October 3, 2016, the ITC instituted an investigation of the trade practices of SK hynix and certain of its subsidiaries in connection with the First ITC Action, and held a hearing on the merits of the investigation from May 8, 2017 until May 11, 2017. On November 14, 2017, the ITC issued a final initial determination for the First ITC Action, finding no infringement of the asserted patents and no violation of Section 337 of the Tariff Act, and on January 16,

2018, the ITC issued a final determination for the First ITC Action, affirming the findings of no infringement and no violation and terminating the investigation. The Company is considering its options for appeal.

On January 11, 2018, the ITC set a 19-month target date of July 3, 2019 for an investigation related to the Second ITC Action, with a final initial determination for the Second ITC Action being filed no later than March 1, 2019. Based on this target date, the ITC scheduled a hearing on the merits of the investigation related to the Second ITC Action to begin on November 9, 2018 and conclude on November 19, 2018. On April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the Second ITC Action in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision

Between December 30, 2016 and January 20, 2017, SK hynix filed numerous petitions in the USPTO requesting Inter Partes Review of certain of the Company’s patents, including the patents asserted in the First ITC Action and the Central District Court proceedings, the last of which is scheduled to conclude no later than July 2018. Between December 19, 2017 and February 7, 2018, SK hynix filed additional petitions in the USPTO requesting Inter Partes Review of the patents asserted in the Second ITC Action. The PTAB will determine whether to institute the requested reviews no later than August 2018.

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

Other Contingent Obligations

In the ordinary course of its business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain transactions. These include, among others: (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities to TRGP, SVIC and SVB pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by the applicable investment or loan documents, as applicable; and (vi) indemnities or other claims related to certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities or may face other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments as a result of these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

Note 9—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at March 31, 2018 or December 30, 2017.

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

Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company, when exercisable and subject to adjustment, one unit consisting of one one-thousandth of a share (a “Unit”) of Series A Preferred Stock of the Company (the “Preferred Stock”), at a purchase price of $6.56 per Unit, subject to adjustment. Subject to the provisions of the Rights Agreement, including certain exceptions specified therein, a distribution date for the Rights (the “Distribution Date”) will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired or otherwise obtained beneficial ownership of 15% or more of the then‑outstanding shares of the Company’s common stock, and (ii) 10 business days (or such later date as may be determined by the Company’s board of directors) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and, unless earlier redeemed or exchanged by the Company pursuant to the terms of the Rights Agreement, will expire on the earlier of (i) the close of business on April 17, 2018, the first anniversary of the adoption of the Rights Agreement, and (ii) the date of any settlement, adjudication, dismissal with prejudice, abandonment by the Company or other conclusive and final resolution of the Company’s legal proceedings against SK hynix (see Note 8). On April 16, 2018, the Company amended the Rights Agreement (see Note 11).

In connection with the adoption of the Rights Agreement, the Company’s board of directors approved a Certificate of Designation of the Series A Preferred Stock (the “Certificate of Designation”) designating 1,000,000 shares of its serial preferred stock as Series A Preferred Stock and setting forth the rights, preferences and limitations of the Preferred Stock. The Company filed the Certificate of Designation with the Secretary of State of the State of Delaware on April 17, 2017.

Common Stock

On May 31, 2017, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock that it is authorized for issuance from 90,000,000 to 150,000,000.

On August 22, 2017, the Company completed an underwritten public offering (the “2017 Offering”), pursuant to which it sold 8,500,000 shares of its common stock at a price to the public of $0.60 per share. The net proceeds to the Company from the 2017 Offering were $4.4 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On November 14, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (the “Agent”) to sell shares of its common stock, with aggregate gross proceeds of up to $9.0 million, from time to time, through an “at-the-market” equity offering program under which the Agent acts as sales agent (the “ATM Program”). Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that the Agent is entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement and may suspend solicitation and offers under the Sales Agreement. As of March 31, 2018, the Company had sold 14,995,534 shares (6,101,312 shares during the three months ended March 31, 2018) of its common stock in the ATM Program for net proceeds of $4.6 million ($1.8 million during the three months ended March 31, 2018), after deducting sales commissions and other offering expenses paid by the Company. In addition, subsequent to March 31, 2018 through April 30, 2018, the Company sold 2,584,947 shares of its common stock for approximate net proceeds of $0.4 million, after deducting sales commissions and other offering expenses paid by the Company.

Stock-Based Compensation

The Company has stock-based compensation awards outstanding pursuant to its Amended and Restated 2006 Equity Incentive Plan, as re-approved by its stockholders on June 8, 2016 (the “Amended 2006 Plan”), under which a variety of stock-based awards, including stock options, may be granted to employees and non-employee service providers of the Company. In addition to awards granted pursuant to the Amended 2006 Plan, the Company periodically grants equity-based awards outside the Amended 2006 Plan to certain new hires as an inducement to enter into employment with the Company.

Subject to certain adjustments, as of March 31, 2018, the Company was authorized to issue a maximum of 12,605,566 shares of its common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, the maximum number of shares of common stock subject to the plan automatically increased on the first day of each calendar year from January 1, 2007 through January 1, 2016, by the lesser of (i) 5.0% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. Beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. As of March 31, 2018, the Company had 2,791,942 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan. Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activities during the three months ended March 31, 2018:

	Options Outstanding
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
	(in thousands)
Options outstanding at December 30, 2017	8,745	$1.39
Options granted	385	0.26
Options exercised	-	-
Options expired/forfeited	(747)	1.53
Options outstanding at March 31, 2018	8,383	$1.32

The following table presents the assumptions used to calculate the weighted-average grant date fair value of stock options granted by the Company during the periods presented:

	Three Months Ended
	March 31,	April 1,
	2018	2017
Expected term (in years)	6.1	6.1
Expected volatility	108%	87%
Risk-free interest rate	2.57%	2.09%
Expected dividends	-	-
Weighted-average grant date fair value per share	$0.22	$0.75

As of March 31, 2018, the amount of unearned stock-based compensation estimated to be expensed from the Company’s 2018 fiscal year through the Company’s 2020 fiscal year related to unvested stock options is approximately $1.1 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.2 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation expense will increase to the extent the Company grants additional stock options or other stock-based awards.

Warrants

The following is a summary of the Company’s warrant activity for the year ended December 30, 2017 and the three months ended March 31, 2018:

Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Warrants outstanding - December 31, 2016	4,924	$0.66
Warrant granted	-	-
Warrants exercised	-	-
Warrants outstanding - December 30, 2017	4,924	$0.66
Warrant granted	-	-
Warrants exercised	-	-
Warrants outstanding - March 31, 2018	4,924	$0.66

Note 10—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At March 31, 2018 and December 30, 2017, approximately $69,000 and $67,000, respectively, of the Company’s long-lived assets, net of depreciation and amortization, were located in the PRC. Substantially all other long-lived assets were located in the United States.

Note 11—Subsequent Events

The Company has performed an evaluation of events occurring subsequent to March 31, 2018, through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, there are no events, except for the matter discussed below, or discussed elsewhere in the notes hereto, which require recognition or disclosure in the condensed consolidated financial statements.

On April 16, 2018, the Company entered into an amendment (the “Amendment”) to the Rights Agreement (see Note 8). The Amendment amends the definition of “Expiration Date” in the Rights Agreement to incorporate all of the Company’s legal proceedings against SK hynix, and amends the definition of “Final Expiration Date” in the Rights Agreement to mean the close of business on April 17, 2019. Accordingly, the Amendment extends the final expiration of the Rights issued pursuant to the Rights Agreement from April 17, 2018 to April 17, 2019. As a result and pursuant to the Amendment, the Rights will expire and become unexercisable on or before, in accordance with the terms of the Rights Agreement, the close of business on April 17, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, all references to “Netlist,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Netlist, Inc., together with its majority and wholly owned subsidiaries.

The following discussion and analysis of our financial condition and results of operations (the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 30, 2017, including the audited consolidated financial statements and related notes included in such report (the “2017 Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018. In preparing this MD&A, we presume that readers have access to and have read the MD&A included in the 2017 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC.

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

Overview

We provide high-performance modular memory subsystems to customers in diverse industries that require enterprise and storage class memory solutions to empower critical business decisions. We have a history of introducing disruptive new products, such as one of the first load reduced dual in-line memory modules ("LRDIMM") based on our distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM. We were also one of the first to bring NAND flash memory ("NAND flash") to the memory channel with our NVvault non-volatile dual in-line memory modules ("NVDIMM") using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or "DRAM") and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. We recently introduced a new generation of storage class memory products called HybriDIMM to address the growing need for real-time analytics in Big Data applications, in-

memory databases, high performance computing and advanced data storage solutions. We also resell NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

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

We recorded total net revenues of $8.9 million and $9.4 million for the three months ended March 31, 2018 and April 1, 2017, respectively, and $38.3 million and $19.7 million for the years ended December 30, 2017 and December 31, 2016, respectively. We recorded gross profit of $379,000 and $680,000 for the three months ended March 31, 2018 and April 1, 2017, respectively, and $2.5 million and $7.4 million for the years ended December 30, 2017 and December 31, 2016, respectively. We also incurred net losses of $4.7 million and $3.3 million for the three months ended March 31, 2018 and April 1, 2017, respectively, and $13.4 million and $11.2 million for the years ended December 30, 2017 and December 31, 2016, respectively. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and revenues generated from operations, including from product sales and a non-recurring engineering (“NRE”) fee from our November 2015 joint development and license agreement (“JDLA”) with Samsung Electronics Co., Ltd (“Samsung”). We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Liquidity and Capital Resources” below for more information.

Recent Developments

Developments relating to SK Hynix Proceedings

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

On January 16, 2018, the ITC issued a final determination regarding our first ITC action against SK hynix filed in September 2016, in which it concluded there was no infringement of the patents in this action and terminated the ITC’s investigation related to these proceedings. Standard procedures at the ITC afford us the opportunity to appeal the ITC’s final determination, and we are currently considering our options regarding any such appeal. In our second ITC action against SK hynix, on April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the investigation in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision; however, as with all legal proceedings, the timing and outcomes of the ITC action are inherently uncertain and subject to change.

Amendments to SVB Credit Agreement

On March 20, 2018, we and Silicon Valley Bank (“SVB”) entered into another amendment to our credit agreement (as amended, the “SVB Credit Agreement”)  to among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to March 31, 2019 and (ii) revise certain inventory reporting requirements under the SVB Credit Agreement.

Key Business Metrics

The following describes certain line items in our condensed consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Product Sales

Net product sales consist of resales of certain component products, including NAND flash and DRAM products, and sales of our high-performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. Product sales are made primarily pursuant to stand-alone purchase orders, which generally have no cancellation or rescheduling penalty provisions. Our customers typically provide us with non-binding forecasts of future product demand over specific periods of time, but they generally place orders with us no more than two weeks in advance of the desired delivery date. Selling prices are typically negotiated monthly, based on competitive market conditions and the then-current price of relevant component products, including DRAM ICs and NAND flash. We often ship products to our customers’ international manufacturing sites, but all of our sales to date have been denominated in U.S. dollars.

The component products we resell include products we purchase for the purpose of resale, as well as excess component inventory we purchase for, but do not use in, our memory subsystems. We also resell excess component inventory to distributors and other users of memory integrated circuits, but these sales have historically been, and we expect will continue to be, a relatively small percentage of our net product sales.

We also sell our memory subsystem products, primarily to original equipment manufacturers (“OEMs”). Sales of our memory subsystem products have declined in recent periods, and we expect these declines could continue unless and until our next-generation products gain significantly greater customer and market acceptance.

Engineering Services

Pursuant to the terms of our JDLA with Samsung, during the fiscal year ended December 31, 2016, we provided certain engineering services for Samsung and received a NRE fee as compensation for these services. These fees from Samsung are the only such fees for engineering services we have received to date, but we could in the future receive additional fees of this type, from Samsung or other parties, depending on the terms of the relationships we may develop.

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

Factors Affecting Our Performance and Business Risks and Uncertainties

Our performance, financial condition and prospects are affected by a number of factors and are exposed to a number of risks and uncertainties. See the discussion of certain major factors affecting our performance in the MD&A included in our 2017 Annual Report, and see the discussion of certain risks that we face under “Risk Factors” in Part II, Item 1A of this report.

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

Our critical accounting policies and estimates are discussed in Note 2 to the condensed consolidated financial statements included in this report and the MD&A included in our 2017 Annual Report. Effective December 31, 2017, we adopted the requirements of Topic 606 using the modified retrospective transition method as further described in Note 2, Adoption of New Accounting Pronouncements and Note 3, Revenue Recognition to our condensed consolidated financial statements. We believe that the resulting accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue, the complexity of estimates for product returns and warranties and the significant degree of judgment in evaluating recognition criteria.

Except as noted above, there have been no other significant changes to our critical accounting policies as disclosed in our 2017 Annual Report.

Results of Operations

The following table presents each line item of our condensed consolidated statement of operations as a percentage of total net sales for the three months ended March 31, 2018 compared to three months ended April 1, 2017:

	Three Months Ended
	March 31,	April 1,
	2018	2017

Net product sales	100%	100%
Cost of sales	96	93
Gross profit	4	7
Operating expenses:
Research and development	11	16
Intellectual property legal fees	25	5
Selling, general and administrative	19	20
Total operating expenses	55	41
Operating loss	(51)	(34)
Other expense, net:
Interest expense, net	(2)	(2)
Other income, net	—	—
Total other expense, net	(2)	(2)
Loss before provision for income taxes	(53)	(35)
Provision for income taxes	—	—
Net loss	(53)%	(35)%

Net Product Sales, Cost of Sales and Gross Profit

The following table presents net product sales, cost of sales and gross profit for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31,	April 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Net product sales	$8,879	$9,426	$(547)	(6)%
Cost of sales	8,500	8,746	(246)	(3)%
Gross profit	$379	$680	$(301)	(44)%
Gross margin	4.3%	7.2%	(2.9)%

Net Sales

The decrease in our net sales for the three months ended March 31, 2018 as compared to the three months ended April 1, 2017 resulted primarily from decreases of $4.0 million in sales of NAND flash offset by increases of $3.2 million of other small outline dual in-line memory module (“SODIMM”) and RDIMM products and $0.3 million in sales other very low profile (VLP) product sales.

Cost of Sales, Gross Profit and Gross Margin

The decrease in our cost of sales for the three months ended March 31, 2018 as compared to the three months ended April 1, 2017 resulted primarily from decreased net sales. The decrease in our gross margin for the three months ended March 31, 2018 as compared to the three months ended April 1, 2017 resulted primarily from a change in mix of products sold between periods.

Research and Development

The following table presents research and development expenses for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31,	April 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Research and development	$1,008	$1,496	$(488)	(33)%

The decrease in research and development expenses for the three months ended March 31, 2018 as compared to the three months ended April 1, 2017 resulted primarily from decreases of (i) $0.3 million in headcount, overhead and travel expenses and (ii) $0.2 million in product research expenses.

Intellectual Property Legal Fees

The following table presents intellectual property legal fees for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31,	April 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Intellectual property legal fees	$2,211	$466	$1,745	374%

The increase in intellectual property legal fees for the three months ended March 31, 2018 as compared to the three months ended April 1, 2017 resulted primarily from an increase in legal expenses incurred to defend our patent portfolio internationally, including the costs incurred for our second ITC action, which is not subject to the TRGP agreement.

Selling, General and Administrative

The following table presents selling, general and administrative expenses for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31,	April 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Selling, general and administrative	$1,691	$1,914	$(223)	(12)%

The decrease in selling, general and administrative expenses for the three months ended March 31, 2018 as compared to the three months ended April 1, 2017 resulted primarily from decreases of (i) $0.1 million in sales and marketing headcount costs and related overhead and travel expenses and (ii) $0.1 million in fees for outside services.

Other Expense, Net

The following table presents other expense, net for the three months ended March 31, 2017 and April 1, 2017:

	Three Months Ended
	March 31,	April 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Interest expense, net	$(147)	$(148)	$1	1%
Other income, net	5	2	3	(150)%
Total other expense, net	$(142)	$(146)	$4	3%

Interest expense, net, for the three months ended March 31, 2018 and April 1, 2017 consisted primarily of interest expense under the SVB Credit Agreement and the Senior Secured Convertible Note with an original principal amount of $15.0 million that we issued to an affiliate of Samsung Venture Investment Co. in November 2015 in connection with the JDLA (see Note 6 to our condensed consolidated financial statements included elsewhere in this quarterly report).

The increase in other income, net, for the three months ended March 31, 2018 and April 1, 2017 resulted primarily from exchange rate gains.

Provision for Income Taxes

Our provision for income taxes was immaterial in all periods presented.

The federal statutory rate was 21% and 34% for the three months ended March 31, 2018 and April 1, 2017, respectively. In all periods presented, we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carryforwards. In these periods, our effective tax rate differed from the statutory rate primarily due to the valuation allowance on newly generated loss carryforwards.

Liquidity and Capital Resources

Liquidity generally refers to the ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund our operating expenses and working capital requirements, to make required payments of principal and interest under our outstanding debt instruments and, to a lesser extent, to fund capital expenditures.

Working Capital

The following table presents working capital and cash and cash equivalents as of March 31, 2018 and December 30, 2017:

	March 31,	December 30,
	2018	2017
	(in thousands)
Current assets(1)	$14,971	$16,925
Current liabilities	9,802	9,289
Working capital	$5,169	$7,636

(1)	Includes cash and cash equivalents of $6,912 and $6,720 as of March 31, 2018 and December 30, 2017, respectively.

Our working capital decreased by $2.5 million during the three months ended March 31, 2018. Our current assets decreased by  $2.0 million primarily from a $1.7 million decrease in restricted cash due to a reduction in the standby letter of credit with one vendor which is secured by restricted cash,  a $0.7 million decrease in inventories to support lower product sales, a $0.3 million decrease in accounts receivable due to lower sales, partially offset by a $0.5 million increase in prepaid insurance and other prepaid expenses and $0.2 million increase in cash and cash equivalents. Our current liabilities increased by $0.5 million primarily from a $0.5 million increase in accounts payable from legal expenses to defend our intellectual property, a $0.2 million increase in notes payable for the annual insurance policy premium, partially offset by $0.2 million decrease in accrued payroll and related liabilities due to a reduction in a number of employees and other accrued expenses.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31,	April 1,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,110)	$(2,349)
Investing activities	(34)	(30)
Financing activities	1,636	673
Net change in cash, cash equivalents and restricted cash	$(1,508)	$(1,706)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was primarily the result of a net loss of $4.7 million, partially offset by (i) $0.4 million of net non-cash operating expenses, which primarily consisted of stock-based compensation, interest accrued on convertible debt, depreciation and amortization and amortization of debt discounts, and (ii) $1.2 million of net cash provided by operating activities due to changes in operating assets and liabilities, which were primarily from a $0.7 million increase in inventories, $0.5 million increase in accounts payable, and $0.2 million decrease in accounts receivable, partially offset by a $0.1 million increase in prepaid expenses and $0.1 decrease in accrued expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 and April 1, 2017 was the result of our purchases of property and equipment during the periods.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was primarily the result of net proceeds of $1.8 million from the ATM Program, partially offset by $0.2 million in payments of outstanding debt.

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

As of March 31, 2018, we had sold 14,995,534 shares (6,101,312 shares during the three months ended March 31, 2018) of our common stock in the ATM Program for net proceeds of $4.6 million ($1.8 million during the three months ended March 31, 2018), after deducting sales commissions and other offering expenses paid by us.

TRGP Agreement

On May 3, 2017, we entered into the TRGP Agreement, which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with our first ITC action and our U.S. district court proceedings against SK hynix. For the three months ended March 31, 2018, TRGP directly paid $1.3 million ($11.5 million since January 1, 2017 through March 31, 2018) on our behalf incurred in connection with these proceedings.

SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provides that we may borrow up to the lesser of 80% of eligible accounts receivable or $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. On March 20, 2018, we and SVB entered into another amendment to the SVB Credit Agreement to among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to March 31, 2019 and (ii) revise certain inventory reporting requirements under the SVB Credit Agreement.

As of March 31, 2018 and December 30, 2017, we had outstanding borrowings under the SVB Credit Agreement of $2.0 million and $2.0 million, respectively, with the borrowing availability of $0.2 million and $0.1 million, respectively. Under the SVB Credit Agreement, net borrowings made during the three months ended March 31, 2018 was insignificant, and during the three months ended April 1, 2017, we made net borrowings of $0.7 million.

SVIC Note

On November 18, 2015, we issued the SVIC Note, which has an original principal amount of $15.0 million, accrues interest at a rate of 2.0% per year, is due and payable in full on December 31, 2021, and is convertible into shares of our common stock at a conversion price of $1.25 per share, subject to certain adjustments, on the maturity date of the SVIC Note. Proceeds from the SVIC Note were used to repay a former loan from a different lender.

Equipment Leasing Arrangements

We have in the past utilized equipment leasing arrangements to finance certain capital expenditures. Although equipment leases did not contribute material cash during the periods covered by this report, they continue to be a financing alternative that we may pursue in the future.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing cash balance, including funds received under the Share Purchase Agreement, together with cash provided by our operations and borrowing availability under the SVB Credit Agreement, equity capital available under the ATM Program and taking into account cash expected to be used in our operations and the funding to be received under the TRGP Agreement, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our capital requirements will depend on many factors, including, among others: the acceptance of, and demand for, our products; our levels of net product sales and any other revenues we may receive, including NRE, license, royalty or other fees; the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies; the costs of developing, improving and maintaining our internal design, testing and manufacturing processes; the costs associated with defending and enforcing our intellectual property rights; and the nature and timing of acquisitions and other strategic transactions in which we participate, if any.

Although we expect to rely in the near term on our existing cash balance, cash provided by our operations, payments under the TRGP Agreement, sales under the ATM Program and borrowing availability under the SVB Credit Agreement, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. We may not be able to obtain capital when needed, on terms acceptable to us or at all.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended March 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under “Litigation and Patent Reexaminations” in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

Since the inception of our business in 2000, we have only experienced one fiscal year (2006) with profitable results. In order to regain profitability, or to achieve and sustain positive cash flows from operations, we must reduce operating expenses and/or increase our revenues and gross margins. Although we have in the past engaged in a series of cost reduction actions, such expense reductions alone will not make us profitable or allow us to sustain profitability if it is achieved, and eliminating or reducing strategic initiatives could limit our opportunities and prospects. Our ability to achieve profitability will depend on increased revenue growth from, among other things, increased demand for our memory subsystems and other product offerings and our ability to monetize our intellectual property. We may not be successful in any of these pursuits, and we may never achieve profitability or sustain profitability if achieved.

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

To support our activities in the near term, we expect to rely on cash provided by our operations and proceeds from recent issuances of debt and equity securities, such as our issuance of convertible debt to an affiliate of Samsung Venture Investment Co. (“SVIC”) in November 2015 in connection with the JDLA; our September 2016 and August 2017 public offerings of common stock; our ongoing “at-the-market” common stock offering program established in November 2017 (the “ATM Program”); our funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”), for costs associated with certain of our legal proceedings; and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

Our capital requirements will depend on many factors, including, among others:

•	the acceptance of, and demand for, our products and the component products we resell to customers;

•	our success, and that of our strategic partners, in developing and selling products derived from our technology;

•	the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies;

•	the costs of developing, improving and maintaining our internal design, testing and manufacturing processes;

•	the costs associated with maintaining, defending and enforcing our intellectual property rights;

•	our results of operations, including our levels of net product revenues and any other revenues we may receive, including non-recurring engineering (“NRE”), license, royalty or other fees;

•	the amount and timing of vendor payments and the collection of receivables, among other factors affecting our working capital;

•	our receipt of cash proceeds from the exercise of outstanding stock options or warrants to acquire our common stock;

•	continued liquidity of our common stock to support ongoing sales under our ATM Program;

•	the nature and timing of acquisitions or other strategic transactions or relationships in which we engage, if any; and

•	the costs associated with the continued operation, and any future growth, of our business.

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

We have incurred debt under our convertible note issued to SVIC, our credit facility with SVB, and our funding arrangement with TRGP. In connection with these debt and other arrangements, we have granted security interests to SVIC, SVB and TRGP in our various assets, such that all of our tangible and intangible assets, including our complete patent portfolio, are subject to one or more outstanding liens held by one or more of these parties.

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

We have taken action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and two of its subsidiaries in the ITC, U.S. district court and the courts of Germany and the People’s Republic of China (the “PRC”). In our two separate ITC actions, we have requested exclusion orders that direct U.S. Customs and Border Protection to stop allegedly infringing SK hynix registered dual in-line memory modules (“RDIMM”) and load reduced dual in-line memory modules (“LRDIMM”) products from entering the United States. In our U.S. district court and international court proceedings, we are primarily seeking damages.

Our first ITC action was resolved in January 2018 with a final determination of no infringement of the patents asserted in this action. In our second ITC action, the ITC terminated the investigation in April 2018. Although our U.S. and international court proceedings remain ongoing, the loss of the both ITC actions could negatively impact our prospects for positive results in these other proceedings. The Company filed a petition seeking ITC review of the decision to terminate in the second ITC action in April 2018. Further, although standard procedures at the ITC afford us the opportunity to appeal the ITC’s final determination in the second ITC action and we are currently considering our options regarding any such appeal. Any decision to pursue such an appeal in the first ITC action, or to appeal an unsuccessful review of the second ITC action, would require significant resources, including capital expenditures and management attention. Moreover, if we do not appeal these decisions in the first and second ITC actions or if we appeal and lose, then we will have invested significant time and funds in these ITC actions that will not be recovered with any cash returns.

Our remaining proceedings against SK hynix, as with any intellectual property litigation, are expensive and time-consuming, regardless of the merits of the claims, and could divert management’s attention from our other activities. Even if we are successful at the ITC, we would then need to enforce the order, which could also be expensive, time-consuming and a diversion to management. In addition, lawsuits in the ITC and in courts are subject to inherent uncertainties due to the complexity of the technical issues involved and various other factors, and we may not be successful in any of our actions. For example, if we are countersued by SK hynix and lose the suit, we could be required to pay substantial damages or lose some of our intellectual property protections. Furthermore, we may not be able to reach a settlement with SK hynix to license our patent portfolio, and even if we are able to reach a settlement, the terms of the arrangement may not be as favorable as we anticipated. Any of the foregoing could cause us to incur significant costs, decrease the perceived value of our intellectual property and materially adversely affect our business, financial condition or results of operations.

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

In addition, in April 2017, we adopted a rights agreement to implement a standard “poison pill.” In general terms, for so long as the rights issued under the rights agreement are outstanding, the rights agreement prevents any person or group from acquiring a significant percentage of our outstanding capital stock or attempting a hostile takeover of our Company by significantly diluting the ownership percentage of such person or group. The rights agreement expires on the earlier of the complete resolution of all our proceedings against SK hynix and April 17, 2019. As a result, the rights agreement has a significant anti-takeover effect. Our board of directors approved the rights agreement as part of our strategy in connection with our proceedings against SK hynix, with the intent of disconnecting our market capitalization from the damages calculations and any settlement negotiations that may develop in connection with these proceedings. However, the rights agreement may not have the intended, or any, impact on these proceedings or any related settlement negotiations, but would have the anti-takeover effect of any standard “poison pill” and thus would involve the risks associated with these anti-takeover effects, which are described elsewhere in these risk factors.

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

Moreover, our ability to continue to pursue this strategy depends on our ability to obtain and protect patents, which is governed by an uncertain process. In addition to the patent issuance process established by law and the procedures of the USPTO, we must also comply with administrative procedures of the Joint Electron Device Engineering Council (“JEDEC”) to protect our intellectual property within its industry standard-setting process. These procedures evolve over time, are subject to variability in their application and may be inconsistent with each other. Any failure to comply with the USPTO’s or JEDEC’s administrative procedures could jeopardize our ability to claim that our patents have been infringed.

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

Although we continue to pursue qualifications of NVvault with original equipment manufacturers (“OEMs”) and potential new customer applications, we have had limited success with these efforts to date and may not be successful in the future. In addition, although we have introduced NVvault product extensions and other next-generation products, including most recently our HybriDIMM memory subsystem, the rate and degree of customer adoption of these products has been slower and smaller than expected, and these trends could continue or these products may never gain significant customer or market acceptance. We believe our future operating results will depend on our ability to grow demand for and sales of our memory subsystem products, by securing new NVvault customers or successfully commercializing NVvault product extensions and other next-generation products. However, we may not be successful in these pursuits. If we are not able to achieve these objectives, we may never be able to secure revenues and gross profits at levels sufficient to replace lost NVvault sales and our results of operations and prospects could be materially harmed.

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

Some of our customers and suppliers may have proprietary products or technologies that are competitive with our products or the components we resell to them, or could develop internal solutions or enter into strategic relationships with, or acquire, other high-density memory module or component providers. Any of these actions could reduce our customers’ demand for our products or the component products we resell. Additionally, some of our significant suppliers could choose to sell component products to customers directly, which would adversely affect our ability to resell these products, or may choose to manufacture competitive memory subsystem products themselves or reduce our supply of essential components of our products, which could adversely affect our ability to manufacture and sell our memory subsystems.

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

Our international operations and sales are subject to a number of additional risks, including, among others, timing and availability of export licenses; difficulties in accounts receivable collections; difficulties managing distributors; lack of a significant local sales presence in a number of markets; difficulties obtaining government approvals; compliance with anti-bribery, data protection and other applicable U.S. and foreign laws, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in the non-U.S. jurisdictions in which we operate, as well as a wide variety of other complex foreign laws, regulations and treaties; and potentially adverse tax consequences. In addition, the United States or foreign countries may implement quotas, duties, tariffs, taxes or other charges or restrictions on the importation or exportation of our products or the component products we resell, which could lead to a reduction in sales and profitability in that country. This risk of increased trade barriers or charges has become more pronounced because the trade policies of the current U.S. presidential administration, including withdrawal from the Trans-Pacific Partnership, possible tariffs on Chinese goods and services and proposed revision to the North American Free Trade Agreement, could threaten or otherwise have a significant negative effect on our ability to continue to conduct our international operations in the same manner and at the same costs as we have in the past.

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

As of March 31, 2018, there were 85,415,180 shares of our common stock outstanding, 8,382,983 shares of our common stock subject to outstanding stock options, 4,924,124 of our common stock subject to outstanding warrants, and

12,567,452 shares of our common stock subject to outstanding convertible notes. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of May 11, 2018, 6.1% of our outstanding common stock was held by our directors and officers, including 5.8% held by Chun K. Hong, our President, Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

Item 5.Other Information

Our board of directors has fixed August 15, 2018 as the date of our 2018 annual meeting of stockholders (subject to any postponement or adjournment thereof). The location, time and other details about the annual meeting, including the agenda therefor, will be included in our proxy materials for the annual meeting, which will be filed with the SEC and distributed or otherwise made available to our stockholders before the annual meeting in accordance with all applicable laws, rules and regulations. Stockholders of record as of the close of business on June 18, 2018 will be entitled to notice of and to vote at the annual meeting.

Item 6.Exhibits

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
10.1

Amendment dated March 20, 2018 to Loan and Security Agreement dated October 31, 2009 (incorporated by reference to exhibit number 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 26, 2018).

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

Date: May 15, 2018		Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)