Form 10-Q
period 2018-06-30
NETLIST INC
filed 2018-08-14
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2018, there were 111,311,243 shares of the registrant’s common stock outstanding.

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30,	December 30,
	2018	2017
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,981	$6,720
Restricted cash	1,100	2,800
Accounts receivable, net of reserves of $41 (2018) and $44 (2017)	2,831	2,997
Inventories	3,465	4,105
Prepaid expenses and other current assets	581	303
Total current assets	14,958	16,925

Property and equipment, net	364	459
Other assets	1,396	1,406
Total assets	$16,718	$18,790

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$6,805	$6,120
Revolving line of credit	2,133	2,024
Accrued payroll and related liabilities	595	807
Accrued expenses and other current liabilities	356	338
Note payable	115	-
Total current liabilities	10,004	9,289
Convertible promissory note and accrued interest, net of debt discount	15,022	14,766
Long-term warranty liability	70	61
Total liabilities	25,096	24,116
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value - 150,000 shares authorized; 102,333 (2018) and 79,314 (2017) shares issued and outstanding	102	80
Additional paid-in capital	157,656	152,640
Accumulated deficit	(166,136)	(158,046)
Total stockholders' deficit	(8,378)	(5,326)
Total liabilities and stockholders' deficit	$16,718	$18,790

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017

Net revenues	$8,426	$11,404	$17,305	$20,830
Cost of sales(1)	7,944	10,760	16,444	19,506
Gross profit	482	644	861	1,324
Operating expenses:
Research and development(1)	783	1,487	1,791	2,983
Intellectual property legal fees	1,388	915	3,599	1,381
Selling, general and administrative(1)	1,585	1,951	3,276	3,865
Total operating expenses	3,756	4,353	8,666	8,229
Operating loss	(3,274)	(3,709)	(7,805)	(6,905)
Other expense, net:
Interest expense, net	(133)	(138)	(280)	(286)
Other (expense) income, net	(10)	-	(5)	2
Total other expense, net	(143)	(138)	(285)	(284)
Loss before provision for income taxes	(3,417)	(3,847)	(8,090)	(7,189)
Provision for income taxes	-	-	-	-
Net loss	$(3,417)	$(3,847)	$(8,090)	$(7,189)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.06)	$(0.09)	$(0.12)
Weighted-average common shares outstanding:
Basic and diluted	91,685	61,844	87,073	61,763

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$6	$13	$12	$29
Research and development	56	114	136	180
Selling, general and administrative	111	254	266	436
Total stock-based compensation	$173	$381	$414	$645

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,	July 1,
	2018	2017

Cash flows from operating activities:
Net loss	$(8,090)	$(7,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132	144
Interest accrued on convertible promissory note	150	150
Amortization of debt discount	107	108
Stock-based compensation	414	645
Issuance of warrant in lieu of payment	12	-
Changes in operating assets and liabilities:
Accounts receivable	166	(68)
Inventories	640	(1,748)
Prepaid expenses and other assets	76	122
Accounts payable	685	2,620
Accrued payroll and related liabilities	(212)	(296)
Accrued expenses and other liabilities	27	2
Net cash used in operating activities	(5,893)	(5,510)
Cash flows from investing activities:
Acquisition of property and equipment	(37)	(53)
Net cash used in investing activities	(37)	(53)
Cash flows from financing activities:
Net borrowings under line of credit	109	656
Payments on debt	(230)	(230)
Proceeds from issuance of common stock, net	4,612	-
Proceeds from exercise of stock options and warrants	-	157
Net cash provided by financing activities	4,491	583
Net change in cash, cash equivalents and restricted cash	(1,439)	(4,980)
Cash, cash equivalents and restricted cash at beginning of period	9,520	12,576
Cash, cash equivalents and restricted cash at end of period	$8,081	$7,596

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$6,981	$4,496
Restricted cash	1,100	3,100
Cash, cash equivalents and restricted cash at end of period	$8,081	$7,596

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

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

Liquidity

The Company incurred net losses of $3.4 million and $8.1 million for the three and six months ended June 30, 2018, respectively, and $13.4 million and $11.2 million for the fiscal years ended December 30, 2017 and December 31, 2016, respectively. The Company has historically financed its operations primarily with revenues generated from operations, including product sales, proceeds from issuances of equity and debt securities including convertible debt and a non-recurring engineering (“NRE”) fee from its Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”), discussed below. The Company has also funded its operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of its legal proceedings and, to a lesser extent, equipment leasing arrangements (see Notes 5, 6 and 8).

On August 22, 2017, the Company completed an underwritten public offering (the “2017 Offering”), pursuant to which it sold 8,500,000 shares of its common stock at a price to the public of $0.60 per share. The net proceeds to the Company from the 2017 Offering were $4.4 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On November 14, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (the “Agent”) to sell shares of its common stock, with aggregate gross proceeds of up to $9.0 million, from time to time, through an “at-the-market” equity offering program under which the Agent will act as sales agent (the “ATM Program”) (see Note 9). As of June 30, 2018, the Company had sold 25,983,098 shares of its common stock in the ATM Program for net proceeds of $6.6 million, after deducting sales commissions and other offering expenses paid by the Company. In addition, subsequent to June 30, 2018 through August 10, 2018, the Company sold 8,978,094 shares of its common stock for approximate net proceeds of $1.3 million, after deducting sales commissions and other offering expenses paid by the Company.

On May 17, 2018, the Company entered into a Board approved arm’s length Share Purchase Agreement (the “Purchase Agreement”) with a trust controlled by C.K. Hong, the Company’s President, Chief Executive Officer and Chairman of the Board, pursuant to which the Company sold to Mr. Hong’s trust 5,405,405 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $0.148 (which equals the most recent consolidated closing bid price of the Company’s common stock, as reported by the Nasdaq Capital Market, as of the signing of the Purchase Agreement).  The aggregate net proceeds received by the Company were $0.8 million.

Inadequate working capital would have a material adverse effect on the Company’s business and operations and could cause the Company to fail to execute its business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require the Company to significantly modify its business model and/or reduce or cease its operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of its ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. While the Company’s estimates of its operating revenues and expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes the Company’s existing cash balance, together with cash provided by the Company’s operations and borrowing availability under a bank credit facility (see Note 5) and funds raised through the ATM Programs, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to the Securities and Exchange Commission’s (“SEC”) Form 10-Q and Article 8 of the SEC’s Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 30, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018 and Form 10-K/A as of April 30, 2018, as amended to include in Part III the information that was to be incorporated by reference from the definitive proxy statement for the 2018 annual meeting of our stockholders in reliance on General Instruction G(3) to Form 10-K, because such proxy statement was not expected to be filed until July of 2018 in connection with a date for such annual meeting in August 2018.

The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 are unaudited. In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

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

Restricted Cash

Restricted cash consists of cash to secure standby letters of credit. Restricted cash was $1.1 million as of June 30, 2018 and related to two standby letters of credit. Restricted cash was $2.8 million as of December 30, 2017 and related to three standby letters of credit.

Fair Value of Financial Instruments

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, to account for the fair value of certain assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, a revolving line of credit, a note payable and a convertible promissory note. The Company considers the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and a note payable to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair values of the Company’s revolving line of credit and convertible promissory note are determined using current applicable rates for similar instruments as of the balance sheet date and an assessment of the credit rating of the Company. The carrying value of the Company’s revolving line of credit at June 30, 2018 and December 30, 2017 approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The fair value of the Company’s convertible promissory note was estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company has determined that the valuation of its convertible promissory note is classified in Level 2 of the fair value hierarchy. The carrying value and estimated fair value of the convertible promissory note as of June 30, 2018 were $14.2 million and $12.0 million, respectively. The carrying value and estimated fair value of the convertible promissory note as of December 30, 2017 were $14.1 million and $12.3 million, respectively.

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

The Company invests its cash equivalents primarily in money market accounts. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of the Company’s customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of June 30, 2018. However, market conditions could change or demand for the Company’s products could decrease, which could result in future impairment of long-lived assets.

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

Stock-Based Compensation

Prior to the early-adoption of FASB ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) in the second quarter of 2018, the Company accounted for equity issuances to non-employees in accordance with ASC Topic 505, Equity. All transactions in which goods or services were the consideration received for the issuance of equity instruments were accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever was more reliably measurable. The measurement date used to determine the estimated fair value of the equity instrument issued was the earlier of the date on which the third-party performance was complete or the date on which it was probable that performance would occur. Upon the adoption of ASU No. 2018-07, the Company accounts for all stock-based awards in accordance with ASC Topic 718.

In accordance with ASC Topic 718, stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Given that stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates its forfeitures at the time of grant and revises such estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated average forfeiture rates are based on historical forfeiture experience and estimated future forfeitures.

The estimated fair value of common stock option awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of the Company’s common stock option awards. The expected term of options granted is calculated as the weighted-average of the vesting period and the contractual expiration date of the option. This calculation is in accordance with ASC Topic 718, as amended by certain SEC guidance providing for a safe harbor method in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available. The expected volatility is based on the historical volatility of the Company’s common stock. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company’s history and management’s expectation regarding dividend payouts. Compensation expense for common stock option awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award, provided that the accumulated cost recognized as of any date at least equals the value of the vested portion of the award.

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

ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under ASC Topic 740, the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

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

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant during the three and six months ended June 30, 2018 and July 1, 2017.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, excluding unvested shares issued pursuant to restricted share awards under the Company’s share-based compensation plans. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise or vesting of outstanding stock options, warrants and restricted stock awards, computed using the treasury stock method and shares issuable upon conversion of the Samsung Venture Investment Co. (“SVIC”) Note (see Note 6). In periods of losses, basic and diluted loss per share are the same, as the effect of stock options, warrants and unvested restricted share awards on loss per share is anti-dilutive.

Business Risks and Uncertainties

The Company’s results of operations, liquidity and financial condition are exposed to a number of risks and uncertainties. See the discussion in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q in which these condensed consolidated financial statements are included for more discussion.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. The Company adopted these standards in the first quarter of 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows now includes restricted cash of $3.1 million, $3.1 million and $2.8 million as of December 31, 2016, July 1, 2017 and December 30, 2017, respectively, as well as previously reported cash and cash equivalents.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, which is currently addressed in FASB ASC Topic 505, Equity. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2018-07 on April 1, 2018, which did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended ("ASC 842"), which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of- use asset and corresponding liability, measured at the present value of the lease payments. ASC 842 is effective for interim and annual reporting periods beginning after December 15, 2018 (fiscal year 2019 for the Company), with early adoption permitted. ASC 842 should be applied under a modified retrospective transition approach with an option to apply the guidance either at the beginning of the earliest comparative period presented in the adoption-period financial statements, or to apply the new guidance at the adoption date. The Company is currently evaluating the impact of adopting ASC 842 on its consolidated financial statements.

Note 3—Revenue Recognition

In May 2014, the FASB issued Topic 606, which modifies how all entities recognize revenue. Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 on December 31, 2017 using the modified retrospective transition method. For the three and six months ended June 30, 2018 and July 1, 2017, the vast majority of our revenue was derived from the sale of tangible products for which we recognize revenue at a point in time. The contracts that relate to these product shipments are predominantly purchase orders that have firm purchase commitments generally only for a short period of time. As a result, the adoption of Topic 606 did not have a material effect on our condensed consolidated financial statements, and no cumulative catch-up adjustment to the opening balance of accumulated deficit was required. We used the related practical expedients that allow us to not disclose the transaction price allocated to remaining unsatisfied obligations and an explanation of when we expect to recognize the related revenue. In adopting Topic 606, we applied the new guidance only to contracts that were not completed on December 30, 2017.

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

Nature of Goods and Services

The Company derives revenue primarily from: (i) resales of NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers; (ii) sales of high-performance modular memory subsystems primarily to OEMs in the server, high-performance computing and communications markets; and (iii) engineering services. However, the Company had no engineering services revenues for the three and six months ended June 30, 2018 and July 1, 2017.

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

We consider sales disaggregated at the product and service level to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates our sales by major source for the three and six months ended June 30, 2018:

Product:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
	(in thousands)
Resales of third-party products	$6,335	$13,442
Specialty DIMMs	2,091	3,863
Total net product revenues	$8,426	$17,305

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. There were no such contract liabilities (deferred revenue) as of June 30, 2018.

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

Note 4—Supplemental Financial Information

Inventories

Inventories consisted of the following as of the dates presented:

	June 30,	December 30,
	2018	2017
	(in thousands)
Raw materials	$1,474	$768
Work in process	322	88
Finished goods	1,669	3,249
	$3,465	$4,105

Warranty Liabilities

The following table summarizes activity related to warranty liabilities in the periods presented:

	Six Months Ended
	June 30,	July 1,
	2018	2017
	(in thousands)
Beginning balance	$152	$89
Estimated cost of warranty claims charged to cost of sales	155	97
Cost of actual warranty claims	(131)	(73)
Ending balance	176	113
Less current portion	(106)	(68)
Long-term warranty liability	$70	$45

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

Computation of Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share, including the numerator and denominator used in the calculation of basic and diluted net loss per share, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
	(in thousands, except per share data)
Basic and diluted net loss per share:
Numerator: Net loss	$(3,417)	$(3,847)	$(8,090)	$(7,189)
Denominator: Weighted-average common shares outstanding, basic and diluted	91,685	61,844	87,073	61,763
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.09)	$(0.12)

The table below sets forth potentially dilutive common share equivalents, consisting of shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, and the exercise of warrants, computed using the treasury stock method, and shares issuable upon conversion of the SVIC Note (see Note 5) using the “if-converted” method. These potential common shares have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Common share equivalents	12,627	13,006	12,628	13,155

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

Major Customers and Products

The Company’s net sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of the Company’s net sales made to customers that each comprise 10% or more of the Company’s net sales in the periods presented:

	Three Months Ended				Six Months Ended
	June 30,		July 1,		June 30,		July 1,
	2018		2017		2018		2017
Customer:
Customer A	28%		*	%	20%		*	%
Customer B	*	%	16%		*	%	*	%
Customer C	*	%	*	%	*	%	11%

*Less than 10% of net sales during the period.

The Company’s accounts receivable are concentrated with three customers at June 30, 2018 representing 29%,  18% and 11% of aggregate gross receivables, respectively. At December 30, 2017, three customers represented 15%,  13% and 12% of aggregate gross receivables, respectively. The loss of any of the Company’s significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company tries to mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and six months ended June 30, 2018 and July 1, 2017, resales of these products represented approximately 75%, 76%, 91% and 91%, respectively, of the Company’s net revenues.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash financing activities for the periods presented:

	Six Months Ended
	June 30,	July 1,
	2018	2017
	(in thousands)
Supplemental disclosure of non-cash financing activities:
Debt financing of insurance	$344	$220

Note 5—Credit Agreement

SVB Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as amended, the “SVB Credit Agreement”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 80% of its eligible accounts receivable, or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of June 30, 2018 and December 30, 2017, (i) letters of credit were outstanding in the amount of $1.1 million and $2.8 million, respectively, (ii) the Company had outstanding borrowings of $2.1 million and $2.0 million, respectively, and (iii) availability under the revolving line of credit was $0.02 million and $0.1 million, respectively.

On January 29, 2016, the Company and SVB entered into an amendment to the SVB Credit Agreement to, among other things, adjust the rate at which advances under the SVB Credit Agreement accrue interest to the Wall Street

Journal “prime rate” plus 2.75% (prior to such amendment, advances accrued interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%).

On March 27, 2017, the Company and SVB entered into another amendment to the SVB Credit Agreement to, among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to April 1, 2018, (ii) modify the Company’s financial covenants under the SVB Credit Agreement to remove all prior financial standards and replace them with a liquidity ratio standard, (iii) remove or amend certain termination, anniversary and unused facility fees payable by the Company under the SVB Credit Agreement, and (iv) make certain other administrative changes. On April 12, 2017, the Company and SVB entered into a further amendment to the SVB Credit Agreement to, among other things, obtain SVB’s consent in connection with the Company’s rights agreement with Computershare Trust Company, N.A., as rights agent (see Note 9), and make certain administrative changes in connection with the Company’s funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”) (see Note 8). On March 20, 2018, the Company and SVB entered into another amendment to the SVB Credit Agreement to among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to March 31, 2019 and (ii) revise certain inventory reporting requirements under the SVB Credit Agreement.

For all periods before April 20, 2017, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by SVIC (see Note 6). Certain of these lien priorities were modified in April and May 2017 in connection with the Company’s establishment of a funding arrangement with TRGP for certain of the Company’s litigation expenses in connection with certain of its legal proceedings against SK hynix, a South Korean memory semiconductor supplier (“SK hynix”). On May 3, 2017, TRGP entered into an intercreditor agreement with each of SVIC and SVB, and on April 20, 2017, SVIC and SVB entered into an intercreditor agreement with each other (such intercreditor agreements, collectively, the “Intercreditor Agreements”). Pursuant to the terms of the Intercreditor Agreements, SVB’s security interests in the Company’s assets have been modified as follows: SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings; a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings; and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings. See Note 8 for additional information about the funding arrangement with TRGP, the Intercreditor Agreements and the Company’s legal proceedings against SK hynix.

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of June 30, 2018 the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 6—Debt

The Company’s debt consisted of the following as of the dates presented:

	June 30,	December 30,
	2018	2017
	(in thousands)
Convertible promissory note, SVIC, net of debt discount of $761 and $868 in 2018 and 2017, respectively	$14,239	$14,132
Accrued interest on convertible promissory note with SVIC	783	634
Notes payable	115	-
	15,137	14,766
Less current portion	(115)	-
	$15,022	$14,766

On November 18, 2015, in connection with entering into the JDLA with Samsung, the Company issued to SVIC a Senior Secured Convertible Note (“SVIC Note”) and Stock Purchase Warrant (“SVIC Warrant”). The SVIC Note has an original principal amount of $15.0 million, accrues interest at a rate of 2.0% per year, is due and payable in full on

December 31, 2021, and is convertible into shares of the Company’s common stock at a conversion price of $1.25 per share, subject to certain adjustments, on the maturity date of the SVIC Note. Upon a change of control of the Company prior to the maturity date of the SVIC Note, the SVIC Note may, at the Company’s option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, subject to certain adjustments, is only exercisable in the event the Company exercises its right to redeem the SVIC Note prior to its maturity date, and expires on December 31, 2025.

The SVIC Warrant was valued at $1,165,000, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $154,000 of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized over the term of the SVIC Note using the effective interest method. For the three and six months ended June 30, 2018 and July 1, 2017, the Company amortized $54,000, $107,000, $54,000 and $108,000,  respectively, to interest expense in the accompanying condensed consolidated statements of operations.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of June 30, 2018, the Company was in compliance with its covenants under the SVIC Note.

Interest expense, including amortization of debt discounts and debt issuance costs, net of interest income, was as follows during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Interest expense:
SVB	$6	$8	$24	$21
SVIC	128	129	257	258
Others	1	4	3	16
	135	141	284	295
Interest income	(2)	(3)	(4)	(9)
	$133	$138	$280	$286

Note 7—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Provision for income taxes	$-	$-	$-	$-
Effective tax rate	-%	-%	-%	-%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of March 31, 2018 and December 30, 2017. Accordingly, no benefit has been recognized for net deferred tax assets. The Company’s effective tax rate differs from the federal statutory tax rate of 21% and 34% for the six months ended June 30, 2018 and July 1, 2017, respectively, due to providing the full valuation allowance against net deferred tax assets.

The Company did not have any unrecognized tax benefits as of June 30, 2018 and December 30, 2017.

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

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the Company’s consolidated financial statements in each period in which the TRGP Agreement remains in effect. For the six months ended June 30, 2018, the Company excluded legal expenses of $1.5 million ($11.7 million since January 1, 2017 through June 30, 2018), as a result of TRGP’s payment of these expenses under the TRGP Agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the funded SK hynix proceedings would be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery.

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

‘912 Patent Reexamination

As noted above, in April 2010, June 2010 and October 2010, Google and Inphi submitted requests for an Inter Partes Reexamination of the ‘912 patent by the USPTO, claiming that the ‘912 patent is invalid and requesting that the USPTO reject the patent’s claims and cancel the patent. Additionally, in October 2010, Smart Modular, Inc. (“Smart Modular”) submitted another such reexamination request. On January 18, 2011, the USPTO granted such reexamination requests, and in February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 patent reexaminations into a single proceeding. On March 21, 2014, the USPTO issued an Action Closing Prosecution (“ACP”), an office action that states the USPTO examiner’s position on patentability and closes further prosecution, and on June 18, 2014 the USPTO issued a Right of Appeal Notice (“RAN”), a notice that triggers the rights of the involved parties to file a notice of appeal to the ACP, each of which confirmed the patentability of 92 of the ‘912 patent’s claims and rejected the patent’s 11 other claims. The parties involved filed various notices of appeal, responses and requests, and on November 24, 2015, the PTAB held a hearing on such appeals. On May 31, 2016, the PTAB issued a decision affirming certain of the examiner’s decisions and reversing others. On February 9, 2017, the PTAB granted the Company’s request to reopen prosecution before the USPTO examiner and remanded the consolidated proceeding to the examiner to consider the patentability of certain of the pending claims in view of the PTAB’s May 31, 2016 decision and comments from the parties. On October 3, 2017, the examiner issued a determination as to the patentability of certain of the pending claims, which were found to be unpatentable. On June 1, 2018, the PTAB reversed the Examiner and found the pending amended claims to be patentable. On July 2, 2018, Google requested rehearing of the PTAB’s decision. The proceeding will now return to the PTAB for reconsideration of its decision. Accruals have not been recorded for loss contingencies related to the ‘912 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

‘627 Patent Reexamination

In September 2011, Smart Modular submitted a request for an Inter Partes Reexamination by the USPTO of the Company’s U.S. Patent No. 7,864,627 (the “‘627 patent”), related to the ‘912 patent, claiming that the ‘627 patent is invalid and requesting that the USPTO reject the patent’s claims and cancel the patent. On November 16, 2011, the request was granted. On March 27, 2014 and June 27, 2014, the USPTO issued an ACP and a RAN, respectively, each of which rejected all of the ‘627 patent’s claims. The parties involved filed various notices of appeal, responses and requests, and on November 24, 2015, the PTAB held a hearing on such appeals. On May 31, 2016, the PTAB issued a decision affirming the decisions of the examiner. On February 9, 2017, the PTAB granted the Company’s request to reopen prosecution before the USPTO examiner and remanded the proceeding to the examiner to consider the patentability of certain of the pending claims in view of the PTAB’s May 31, 2016 decision and comments from the parties. On October 2, 2017, the examiner issued a determination as to the patentability of the pending claims, which were found to be unpatentable. On June 1, 2018, the PTAB reversed the Examiner and found the pending amended claims to be patentable. The proceeding is currently pending subject to Smart Modular’s decision to appeal to the Federal Circuit. Accruals have not been recorded for loss contingencies related to the ‘627 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

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

Smart Modular ‘295 Patent Litigation and Reexamination

On September 13, 2012, Smart Modular filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of California (the “Eastern District Court”). The complaint alleges that the Company willfully infringes and actively induces the infringement of certain claims of U.S. Patent No. 8,250,295 (“the ‘295 patent”) issued to Smart Modular and seeks damages and injunctive relief. The Company answered Smart Modular’s complaint in October 2012, denying infringement of the ‘295 patent, asserting that the ‘295 patent is invalid and unenforceable, and asserting counterclaims against Smart Modular. Accruals have not been recorded for loss contingencies related to Smart Modular’s complaint because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

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

On October 3, 2016, the ITC instituted an investigation of the trade practices of SK hynix and certain of its subsidiaries in connection with the First ITC Action, and held a hearing on the merits of the investigation from May 8, 2017 until May 11, 2017. On November 14, 2017, the ITC issued a final initial determination for the First ITC Action, finding no infringement of the asserted patents and no violation of Section 337 of the Tariff Act, and on January 16, 2018, the ITC issued a final determination for the First ITC Action, affirming the findings of no infringement and no violation and terminating the investigation. The Company is appealing this final determination to the Court of Appeals for the Federal Circuit.

On January 11, 2018, the ITC set a 19-month target date of July 3, 2019 for an investigation related to the Second ITC Action, with a final initial determination for the Second ITC Action being filed no later than March 1, 2019. Based on this target date, the ITC scheduled a hearing on the merits of the investigation related to the Second ITC Action to begin on November 9, 2018 and conclude on November 19, 2018. On April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the Second ITC Action in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the ALJ to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018.

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

On July 11, 2017, the Company filed legal proceedings for patent infringement against SK hynix and certain of its distributors in the courts of Germany and the PRC based on the alleged infringement by SK hynix’s LRDIMM products of certain of the Company’s patents in those jurisdictions. On January 25, 2018, the court in Germany held a preliminary hearing and set a trial date of December 6, 2018. In December 2017, SK hynix filed petitions challenging the validity of the patents asserted by the Company in Germany and the PRC. On June 3, 2018, the patent asserted in the PRC was found to be invalid. On June 19, 2018, the Company withdrew the patent infringement suits filed in the PRC.

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

Note 9—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at June 30, 2018 or December 30, 2017.

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

On April 16, 2018, the Company entered into an amendment (the “Amendment”) to the Rights Agreement. The Amendment amends the definition of “Expiration Date” in the Rights Agreement to incorporate all of the Company’s legal proceedings against SK hynix, and amends the definition of “Final Expiration Date” in the Rights Agreement to mean the close of business on April 17, 2019. Accordingly, the Amendment extends the final expiration of the Rights issued pursuant to the Rights Agreement from April 17, 2018 to April 17, 2019. As a result, and pursuant to the Amendment, the Rights will expire and become unexercisable on or before, in accordance with the terms of the Rights Agreement, the close of business on April 17, 2019.

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

On November 14, 2017, the Company entered into the Sales Agreement with the Agent to sell shares of its common stock, with aggregate gross proceeds of up to $9.0 million, from time to time, through the ATM Program. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that the Agent is entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement and may suspend solicitation and offers under the Sales Agreement. As of June 30, 2018, the Company sold 25,983,098 shares (17,088,876 shares during the six months ended June 30, 2018) of its common stock in the ATM Program for net proceeds of $6.6 million ($3.8 million during the six months ended June 30, 2018), after deducting sales commissions and other offering expenses paid by the Company. In addition, subsequent to June 30, 2018 through August 10, 2018, the Company sold 8,978,094 shares of its common stock for approximate net proceeds of $1.3 million, after deducting sales commissions and other offering expenses paid by the Company.

On May 17, 2018, the Company entered into a Board approved arm’s length Purchase Agreement with a trust controlled by C.K. Hong, the Company’s President, Chief Executive Officer and Chairman of the Board, pursuant to which the Company sold to Mr. Hong’s trust 5,405,405 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $0.148 (which equals the most recent consolidated closing bid price of the Company’s common stock, as reported by The Nasdaq Capital Market, as of the signing of the Purchase Agreement).  The aggregate net proceeds received by the Company were $800,000.

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

Subject to certain adjustments, as of June 30, 2018, the Company was authorized to issue a maximum of 12,605,566 shares of its common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, the maximum number of shares of common stock subject to the plan automatically increased on the first day of each calendar year from January 1, 2007 through January 1, 2016, by the lesser of (i) 5.0% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. Beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. As of June 30, 2018, the Company had 2,248,817 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan. Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in two equal annual installments over two years.

The following table summarizes the Company’s stock option activities during the six months ended June 30, 2018:

	Options Outstanding
		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Options outstanding at December 30, 2017	8,745	$1.39
Options granted	770	0.25
Options exercised	-	-
Options expired/forfeited	(1,114)	1.35
Options outstanding at June 30, 2018	8,401	$1.29

 The following table summarizes the Company’s restricted stock awards activities during the six months ended June 30, 2018:

Restricted Stock Outstanding
Weighted-
Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance outstanding at December 30, 2017	-	$-
Restricted stock granted	525	0.25
Restricted stock forfeited	-	-
Restricted stock vested	-	-
Balance outstanding at June 30, 2018	525	$0.25

The following table presents the assumptions used to calculate the weighted-average grant date fair value of stock options granted by the Company during the periods presented:

	Six Months Ended
	June 30,	July 1,
	2018	2017
Expected term (in years)	6.4	6.3
Expected volatility	108%	87%
Risk-free interest rate	2.62%	2.06%
Expected dividends	-	-
Weighted-average grant date fair value per share	$0.21	$0.76

As of June 30, 2018, the amount of unearned stock-based compensation estimated to be expensed from the Company’s 2018 fiscal year through the Company’s 2020 fiscal year related to unvested stock options and restricted stock is approximately $0.8 million, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.2 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation expense will increase to the extent the Company grants additional stock options or other stock-based awards.

Warrants

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2018:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Warrants outstanding - December 30, 2017	4,924	$0.66
Warrants granted	50	$0.25
Warrants exercised	-	$-
Warrants expired	(1,525)	$0.89
Warrants outstanding - June 30, 2018	3,449	$0.55

Note 10—Segment and Geographic Information

The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. The Company evaluates financial performance on a Company-wide basis.

At June 30, 2018 and December 30, 2017, approximately $62,000 and $67,000, respectively, of the Company’s long-lived assets, net of depreciation and amortization, were located in the PRC. Substantially all other long-lived assets were located in the United States.

Note 11—Subsequent Events

The Company has performed an evaluation of events occurring subsequent to June 30, 2018, through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, there are no events, except for the matter discussed elsewhere in the notes hereto, which require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, all references to “Netlist,” the “Company,” “we,” “us,” or “our” in this MD&A and elsewhere in this report refer to Netlist, Inc., together with its majority and wholly owned subsidiaries.

The following discussion and analysis of our financial condition and results of operations (the “MD&A”) should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 30, 2017, including the audited consolidated financial statements and related notes included in such report (the “2017 Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018, as amended as of April 30, 2018. In preparing this MD&A, we presume that readers have access to and have read the MD&A included in the 2017 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC.

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

We recorded total net revenues of $8.4 million, $17.3 million, $11.4 million and $20.8 million for the three and six months ended June 30, 2018 and July 1, 2017, respectively, and $38.3 million and $19.7 million for the years ended December 30, 2017 and December 31, 2016, respectively. We recorded gross profit of $0.5 million, $0.9 million, $0.6 million and $1.3 million for the three and six months ended June 30, 2018 and July 1, 2017, respectively, and $2.5 million and $7.4 million for the years ended December 30, 2017 and December 31, 2016, respectively. We also incurred net losses of $3.4 million, $8.1 million, $3.8 million and $7.2 million for the three and six months ended June 30, 2018 and July 1, 2017, respectively, and $13.4 million and $11.2 million for the years ended December 30, 2017 and December 31, 2016, respectively. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and revenues generated from operations, including from product sales and a non-recurring engineering (“NRE”) fee from our November 2015 joint development and license agreement (“JDLA”) with Samsung Electronics Co., Ltd (“Samsung”). We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Liquidity and Capital Resources” below for more information.

Recent Developments

Developments relating to SK Hynix Proceedings

We have taken action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and two of its subsidiaries in the U.S. International Trade Commission ("ITC"), U.S. district court and the courts of Germany and the People’s Republic of China (“PRC”). On January 25, 2018, the court in Germany held a preliminary hearing and set a trial date of December 6, 2018. On June 3, 2018, the patent asserted in the PRC was found to be invalid. On June 19, 2018, the Company withdrew the patent infringement suits filed in the PRC. In our two separate ITC actions against SK hynix, we have requested exclusion orders that direct U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. In our U.S. district court and international court proceedings, we are primarily seeking damages. All of our patents involved in these proceedings cover key features of RDIMM and LRDIMM products.

On January 16, 2018, the ITC issued a final determination regarding our first ITC action against SK hynix filed in September 2016, in which it concluded there was no infringement of the patents in this action and terminated the ITC’s investigation related to these proceedings. We are appealing this final determination to the Court of Appeals for the Federal Circuit. In our second ITC action against SK hynix, on April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the investigation in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision.  On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the ALJ to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018; however, as with all legal proceedings, the timing and outcomes of the ITC action are inherently uncertain and subject to change.

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

Results of Operations

The following table presents each line item of our condensed consolidated statement of operations as a percentage of total net sales for the three and six months ended June 30, 2018 compared to three and six months ended July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017

Net product sales	100%	100%	100%	100%
Cost of sales	94	94	95	94
Gross profit	6	6	5	6
Operating expenses:
Research and development	9	13	10	14
Intellectual property legal fees	16	8	21	7
Selling, general and administrative	19	17	19	19
Total operating expenses	45	38	50	40
Operating loss	(39)	(33)	(45)	(33)
Other expense, net:
Interest expense, net	(2)	(1)	(2)	(1)
Other income, net	—	—	—	—
Total other expense, net	(2)	(1)	(2)	(1)
Loss before provision for income taxes	(41)	(34)	(47)	(35)
Provision for income taxes	—	—	—	—
Net loss	(41)%	(34)%	(47)%	(35)%

Net Product Sales, Cost of Sales and Gross Profit

The following table presents net product sales, cost of sales and gross profit for the three and six months ended June 30, 2018 compared to three and six months ended July 1, 2017:

	Three Months Ended
	June 30,	July 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Net product sales	$8,426	$11,404	$(2,978)	(26)%
Cost of sales	7,944	10,760	(2,816)	(26)%
Gross profit	$482	$644	$(162)	(25)%
Gross margin	5.7%	5.6%	0.1%

	Six Months Ended
	June 30,	July 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Net product sales	$17,305	$20,830	$(3,525)	(17)%
Cost of sales	16,444	19,506	(3,062)	(16)%
Gross profit	$861	$1,324	$(463)	(35)%
Gross margin	5.0%	6.4%	(1.4)%

Net Product Sales

The decrease in our net product sales for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017 resulted primarily from decreases of $4.5 million in sales of NAND flash and $0.1 million in sales of EXPRESSvault (“EV3”) products offset by increases of $1.4 million of other small outline dual in-line memory module (“SODIMM”) and RDIMM products and $0.2 million in sales of other very low profile (VLP) product sales.

The decrease in our net product sales for the six months ended June 30, 2018 as compared to the six months ended July 1, 2017 resulted primarily from decreases of $8.5 million in sales of NAND flash and $0.1 million in sales of EV3 products offset by increases of $4.6 million of other SODIMM and RDIMM products and $0.5 million in sales of other VLP product sales.

Our product revenues in all periods presented were impacted by fluctuating customer concentrations. Our largest customer in the three and six months ended June 30, 2018, which accounted for 28% and 20% of our net product sales, respectively, was a relatively new customer that made no purchases and contributed no net product sales in the three and six months ended July 1, 2017. Our two largest customers in the three and six months ended July 1, 2017, one of which accounted for 16% of our net product sales in the three-month period and the other of which accounted for 11% of our net product sales in the six-month period, did not contribute significant net product sales in the three and six months ended June 30, 2018.

Cost of Sales, Gross Profit and Gross Margin

The decrease in our cost of sales for the three and six months ended June 30, 2018 as compared to the three and six months ended July 1, 2017 resulted primarily from decreased net sales. Our gross margin fluctuates based on a change in our product mix over periods and the cost of the factory. For the three months ended June 30, 2018, our gross margin slightly increased to 5.7% from 5.6% for the three months ended July 1, 2017 due to strong demand and increases in the gross margin for our Specialty DIMMs offset by decreases in the gross margins for the resales of Samsung products. For the six months ended June 30, 2018, our gross margin decreased to 5.0% from 6.4% for the six months ended July 1, 2017 partially offset by higher gross margins for our Specialty DIMM products.

Research and Development

The following table presents research and development expenses for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended
	June 30,	July 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Research and development	$783	$1,487	$(704)	(47)%

	Six Months Ended
	June 30,	July 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Research and development	$1,791	$2,983	$(1,192)	(40)%

The decrease in research and development expenses for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017 resulted primarily from decreases of (i) $0.5 million in headcount, overhead and travel expenses and (ii) $0.2 million in consulting expenses.

The decrease in research and development expenses for the six months ended June 30, 2018 as compared to the six months ended July 1, 2017 resulted primarily from decreases of (i) $0.8 million in headcount, overhead and travel expenses and (ii) $0.3 million in consulting expenses.

Intellectual Property Legal Fees

The following table presents intellectual property legal fees for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended
	June 30,	July 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Intellectual property legal fees	$1,388	$915	$473	52%

	Six Months Ended
	June 30,	July 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Intellectual property legal fees	$3,599	$1,381	$2,218	161%

The increase in intellectual property legal fees for the three and six months ended June 30, 2018 as compared to the three and six months ended July 1, 2017 resulted primarily from an increase in legal expenses incurred to defend our patent portfolio internationally, including the costs incurred for our second ITC action, which was not subject to the TRGP agreement.

Selling, General and Administrative

The following table presents selling, general and administrative expenses for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended
	June 30,	July 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Selling, general and administrative	$1,585	$1,951	$(366)	(19)%

	Six Months Ended
	June 30,	July 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Selling, general and administrative	$3,276	$3,865	$(589)	(15)%

The decrease in selling, general and administrative expenses for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017 resulted primarily from a  decrease of $0.4 million in sales and marketing headcount costs and related overhead and travel expenses.

The decrease in selling, general and administrative expenses for the six months ended June 30, 2018 as compared to the six months ended July 1, 2017 resulted primarily from decreases of (i) $0.5 million in sales and marketing headcount costs and related overhead and travel expenses and (ii) $0.1 million in fees for outside services.

Other Expense, Net

The following table presents other expense, net for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended
	June 30,	July 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Interest expense, net	$(133)	$(138)	$5	4%
Other expense, net	(10)	—	(10)	100%
Total other expense, net	$(143)	$(138)	$(5)	(4)%

	Six Months Ended
	June 30,	July 1,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Interest expense, net	$(280)	$(286)	$6	2%
Other (expense) income, net	(5)	2	(7)	350%
Total other expense, net	$(285)	$(284)	$(1)	(0)%

Interest expense, net, for the three and six months ended June 30, 2018 and July 1, 2017 consisted primarily of interest expense under the SVB Credit Agreement and the Senior Secured Convertible Note with an original principal amount of $15.0 million that we issued to an affiliate of Samsung Venture Investment Co. in November 2015 in connection with the JDLA (see Note 6 to our condensed consolidated financial statements included elsewhere in this quarterly report).

The decrease in other (expense) income, net, for the three and six months ended June 30, 2018 and July 1, 2017, which resulted primarily from exchange rate losses, was not significant.

Provision for Income Taxes

Our provision for income taxes was immaterial in all periods presented.

The federal statutory rate was 21% and 34% for the three and six months ended June 30, 2018 and July 1, 2017, respectively. In all periods presented, we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carryforwards. In these periods, our effective tax rate differed from the statutory rate primarily due to the valuation allowance on newly generated loss carryforwards.

Liquidity and Capital Resources

Liquidity generally refers to the ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund our operating expenses and working capital requirements, to make required payments of principal and interest under our outstanding debt instruments and, to a lesser extent, to fund capital expenditures.

Working Capital

The following table presents working capital and cash and cash equivalents as of June 30, 2018 and December 30, 2017:

	June 30,	December 30,
	2018	2017
	(in thousands)
Current assets (1)	$14,958	$16,925
Current liabilities	10,004	9,289
Working capital	$4,954	$7,636

(1)	Includes cash and cash equivalents of $6,981 and $6,720 as of June 30, 2018 and December 30, 2017, respectively.

Our working capital decreased by $2.7 million during the six months ended June 30, 2018. Our current assets decreased by $2.0 million primarily from a $1.7 million decrease in restricted cash due to a reduction in the standby letter of credit with one vendor which is secured by restricted cash, a $0.6 million decrease in inventories to support lower product sales and the sale of some slower moving inventory, a $0.2 million decrease in accounts receivable due to lower sales, partially offset by a $0.3 million increase in prepaid insurance and other prepaid expenses and $0.3 million increase in cash and cash equivalents. Our current liabilities increased by $0.7 million primarily from a $0.7 million increase in accounts payable from legal expenses to defend our intellectual property.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2018 and July 1, 2017:

	Six Months Ended
	June 30,	July 1,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,893)	$(5,510)
Investing activities	(37)	(53)
Financing activities	4,491	583
Net change in cash, cash equivalents and restricted cash	$(1,439)	$(4,980)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was primarily the result of a net loss of $8.1 million, partially offset by (i) $0.8 million of net non-cash operating expenses, which primarily consisted of stock-based compensation, interest accrued on convertible debt, depreciation and amortization and amortization of a  debt discount, and (ii) $1.4 million of net cash provided by operating activities due to changes in operating assets and liabilities, which were primarily from a $0.2 decrease in accounts receivable, $0.6 million decrease in inventories and $0.7 million increase in accounts payable, partially offset by a $0.2 million decrease in accrued payroll and related liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 and July 1, 2017 was the result of our purchases of property and equipment during the periods.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was primarily the result of net proceeds of $3.8 million from the ATM Program and $0.8 million from the issuance of common stock to a trust controlled by our President, Chief Executive Officer and Chairman of the Board, partially offset by $0.2 million in payments of outstanding debt.

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

2017 ATM Program

In November 2017, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR. Inc. (the “Agent”) to sell shares of our common stock, with aggregate gross proceeds of up to $9.0 million, from time to time, through an “at-the-market” equity offering program under which the Agent will act as sales agent (the “ATM Program”).

As of June 30, 2018, we had sold 25,983,098 shares (17,088,876 shares during the six months ended June 30, 2018) of our common stock in the ATM Program for net proceeds of $6.6 million ($3.8 million during the six months ended June 30, 2018), after deducting sales commissions and other offering expenses paid by us. In addition, subsequent to June 30, 2018 through August 10, 2018, we sold 8,978,094 shares of our common stock for approximate net proceeds of $1.3 million, after deducting sales commissions and other offering expenses paid by us.

TRGP Agreement

On May 3, 2017, we entered into a funding agreement (the “TRGP Agreement”), which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with our first ITC action and our U.S. district court proceedings against SK hynix. For the six months ended June 30, 2018, TRGP directly paid $1.5 million ($11.7 million from January 1, 2017 through June 30, 2018) on our behalf incurred in connection with these proceedings.

SVB Credit Agreement

On October 31, 2009, we entered into a credit agreement with SVB (as amended, the “SVB Credit Agreement”), which provides that we may borrow up to the lesser of 80% of eligible accounts receivable or $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. On March 20, 2018, we and SVB entered into another amendment to the SVB Credit Agreement to among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to March 31, 2019 and (ii) revise certain inventory reporting requirements under the SVB Credit Agreement.

As of June 30, 2018 and December 30, 2017, the outstanding borrowings under the SVB Credit Agreement were $2.1 million and $2.0 million, respectively, with the borrowing availability of $0.02 million and $0.1 million, respectively. During the six months ended June 30, 2018 and July 1, 2017, we made net borrowings of $0.1 million and $0.7 million, respectively, under the SVB Credit Agreement.

SVIC Note

On November 18, 2015, we issued to Samsung Venture Investment Co. (“SVIC”) a Senior Secured Convertible Note (“SVIC Note”), which has an original principal amount of $15.0 million, accrues interest at a rate of 2.0% per year, is due and payable in full on December 31, 2021, and is convertible into shares of our common stock at a conversion price of $1.25 per share, subject to certain adjustments, on the maturity date of the SVIC Note. Proceeds from the SVIC Note were used to repay a former loan from a different lender.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. This being said, we are not aware of any fraudulent activity.

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

Item 1A.  Risk Factors

Investing in our securities involves a high degree of risk. Before making any investment decision with respect to our securities, you should carefully consider each of the following risk factors and the other information in this report. Each of these risk factors, either alone or together, could adversely affect our business, operating results, financial condition, ability to access capital resources and future growth prospects, as well as the value of an investment in our securities. As a result, you could lose some or all of any investment you have made or may make in our securities. In assessing these risks, you should also review the other information contained in this report, including our consolidated financial statements and the related notes, and the other filings we make with the Securities and Exchange Commission (“SEC”). The risks described below are not the only ones we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business operations and financial position.

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

As previously reported in a Form 8-K, as filed with the SEC on September 29, 2017, on September 26, 2017, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that we were no longer in compliance with Nasdaq’s requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), because, for a period of 30 consecutive business days, our common stock had not maintained a minimum closing bid price of $1.00 per share (the “Bid Price Rule”). We have also experienced several other periods of noncompliance with this rule in recent years, including during 2015 through early 2016 and during April and May of 2017. On January 3, 2018, we received another letter from Nasdaq notifying us that we no longer meet Nasdaq’s requirements for continued listing on The Nasdaq Capital Market under Nasdaq Rule 5550(b)(2) (the “MVLS Rule”) because,  for a period of 30 consecutive business days, the market value of our common stock, calculated based on the then-most recent total shares outstanding multiplied by the closing bid price per shares, had not maintained a minimum of $35.0 million. As previously reported in a Form 8-K, as filed with the SEC on April 4, 2018, because of our failure to comply with the MVLS Rule and certain other Nasdaq continued listing standards, we were not automatically eligible for a 180-day extension of the deadline to regain compliance with the minimum bid price rule, which lapsed on March 26, 2018. As a result, our common stock became subject to delisting from The Nasdaq Capital Market on that date, and we received a letter from Nasdaq notifying us of such delisting determination on March 29, 2018. Under Nasdaq Listing Rules 5800 Series, we were entitled to and elected to appeal the delisting determination to a Nasdaq Hearings Panel (the “Panel”), in which we requested additional time to regain compliance with these Nasdaq rules.

As previously reported in Form 8-K, as filed with the SEC on May 21, 2018, we received a decision letter from Nasdaq notifying the Company that the Panel granted our request to continue its listing on The Nasdaq Capital Market (the “Nasdaq Grant”). The Nasdaq Grant is subject to a number of conditions we must satisfy in the months following such grant, including, among others, that we must evidence compliance with the Bid Price Rule and certain other Nasdaq listing requirements, including Nasdaq’s minimum stockholders’ equity requirement (the “Stockholders’ Equity Requirement”), on or before September 25, 2018 (the “New Deadline”). As a result of the Nasdaq Grant, our common stock currently remains listed on The Nasdaq Capital Market under the symbol NLST.

As previously reported in Form 8-K, as filed with the SEC on July 12, 2018, we received a letter from Nasdaq notifying us that because of the continued non-compliance with the MVLS Rule and the Stockholders’ Equity Requirement, we should present our plan to evidence compliance with the MVLS Rule for review by the Panel (the “Compliance Plan”). We intend to timely provide the Compliance Plan to the Panel, specifically regarding our plan to evidence compliance with the Stockholders’ Equity Requirement.

Any failure to satisfy the conditions in the Nasdaq Grant related to the Bid Price Rule, or if we fail to regain compliance with all applicable Nasdaq rules and requirements by the New Deadline, of if we fail to regain compliance with the MVLS Rule or Stockholder’s Equity Requirement, then our common stock would be delisted from trading on The Nasdaq Capital Market. Further, even if we are able to regain compliance by any new deadline but then again fail to comply with these or any other Nasdaq requirements in the future, then we would receive additional deficiency letters from Nasdaq and our common stock could be subject to delisting from The Nasdaq Capital Market at a later date. Any such delisting would cause our common stock to be classified as a “penny stock,” among other potentially detrimental consequences, and could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock. Any of these outcomes could significantly impact our stockholders’ ability to sell their shares of our common stock or to sell these shares at a price that a stockholder may deem acceptable. Delisting from The Nasdaq Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

As of June 30, 2018, there were 102,333,149 shares of our common stock outstanding, 8,401,108 shares of our common stock subject to outstanding stock options, 3,448,902 of our common stock subject to outstanding warrants, and 12,627,288 shares of our common stock subject to outstanding convertible notes. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of August 10, 2018, 9.5% of our outstanding common stock was held by our directors and officers, including 9.3% held by Chun K. Hong, our President, Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

To support our activities in the near term, we expect to rely on cash provided by our operations and proceeds from issuances of debt and equity securities, including funds from our ongoing “at-the-market” common stock offering program established in November 2017 (the “ATM Program”), our funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”), for costs associated with certain of our legal proceedings, and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

We have taken action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”) and two of its subsidiaries in the U.S. International Trade Commission (“ITC”), U.S. district court and the courts of Germany and the People’s Republic of China (the “PRC”). In our two separate ITC actions, we have requested exclusion orders that direct U.S. Customs and Border Protection to stop allegedly infringing SK hynix registered dual in-line memory modules (“RDIMM”) and load reduced dual in-line memory modules (“LRDIMM”) products from entering the United States. In our U.S. district court and international court proceedings, we are primarily seeking damages.

Our first ITC action was resolved in January 2018 with a final determination of no infringement of the patents asserted in this action. The Company is appealing this final determination to the Court of Appeals for the Federal Circuit. In our second ITC action, the ITC terminated the investigation in April 2018, but then restarted the investigation in May 2018 following a Remand order from the ITC Commission and it remains ongoing. Although our U.S. and international court proceedings remain ongoing, the loss of the first ITC action could negatively impact our prospects for positive results in these other proceedings. The decision to pursue an appeal in the first ITC action, or to continue pressing forward with the second ITC action, will require significant resources, including capital expenditures and management attention. Moreover, if we are not successful in the appeal of the first ITC action, or if we do not achieve a positive result in the second ITC action, then we will have invested significant time and funds in these ITC actions that will not be recovered with any cash returns.

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

The vast majority of our revenues in recent periods have been generated from resales of component products, including NAND flash memory (“NAND flash”) and dynamic random access memory integrated circuits (“DRAM  ICs” or “DRAM”) products. We resell these component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

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

We have historically been substantially dependent on sales of our NVvault non-volatile dual in-line memory modules (“NVDIMM”). However, we have experienced a sharp decline in demand for and sales of NVvault in recent periods. This rapid decline has been due in large part to the loss of our former most significant NVvault customer, Dell, beginning in 2012. We have recognized no NVvault sales to Dell in the past several years, and we expect no future demand from Dell for these products.

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

Our international operations and sales are subject to a number of additional risks, including, among others, timing and availability of export licenses; difficulties in accounts receivable collections; difficulties managing distributors; lack of a significant local sales presence in a number of markets; difficulties obtaining government approvals; compliance with anti-bribery, data protection and other applicable U.S. and foreign laws, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in the non-U.S. jurisdictions in which we operate, as well as a wide variety of other complex foreign laws, regulations and treaties; and potentially adverse tax consequences. In addition, the United States or foreign countries may implement quotas, duties, tariffs, taxes or other charges or restrictions on the importation or exportation of our products or the component products we resell, which could lead to a reduction in sales and profitability in that country. This risk of increased trade barriers or charges has become more pronounced because the trade policies of the current U.S. presidential administration, including withdrawal from the Trans-Pacific Partnership, imposition of tariffs on Chinese goods and services and proposed revision to the North American Free Trade Agreement, could threaten or otherwise have a significant negative effect on our ability to continue to conduct our international operations in the same manner and at the same costs as we have in the past. The recent implementation of tariffs by the United States on goods manufactured in other countries, including PRC, could cause the costs of our products to increase, which could significantly impair the gross profit we receive and thereby harm our operating results significantly.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On July 13, 2018, the Company issued to a software development company a warrant to purchase up to 300,000 shares of its common stock at an exercise price per share of $0.11. Such warrant has a term of ten years and was issued as partial consideration for services to be rendered by such firm. On the same day, the Company issued to a consultant a warrant to purchase up to 150,000 shares of its common stock at an exercise price per share of $0.15. Such warrant has a term of ten years and was issued as partial consideration for services rendered.

Item 6.Exhibits

The information required by this Item 6 is set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	08/15/2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	08/15/2017
3.1.2	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	08/15/2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	12/20/2012
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

*Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018		Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)