Form 10-Q
period 2018-09-29
NETLIST INC
filed 2018-11-13
CIK 1282631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018, there were 139,252,639 shares of the registrant’s common stock outstanding.

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 29,	December 30,
	2018	2017
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,187	$6,720
Restricted cash	1,250	2,800
Accounts receivable, net of reserves of $39 (2018) and $44 (2017)	3,226	2,997
Inventories	3,879	4,105
Prepaid expenses and other current assets	517	303
Total current assets	27,059	16,925

Property and equipment, net	322	459
Other assets	1,394	1,406
Total assets	$28,775	$18,790

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$9,656	$6,120
Revolving line of credit	2,597	2,024
Accrued payroll and related liabilities	503	807
Accrued expenses and other current liabilities	331	338
Total current liabilities	13,087	9,289
Convertible promissory notes and accrued interest, net of debt discount	17,084	14,766
Long-term warranty liability	70	61
Total liabilities	30,241	24,116
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value - 300,000 shares authorized; 139,253 (2018) and 79,314 (2017) shares issued and outstanding	138	80
Additional paid-in capital	169,176	152,640
Accumulated deficit	(170,780)	(158,046)
Total stockholders' deficit	(1,466)	(5,326)
Total liabilities and stockholders' deficit	$28,775	$18,790

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Net revenues	$7,203	$9,010	$24,508	$29,840
Cost of sales(1)	6,617	8,285	23,061	27,791
Gross profit	586	725	1,447	2,049
Operating expenses:
Research and development(1)	535	1,159	2,326	4,142
Intellectual property legal fees	2,760	749	6,359	2,129
Selling, general and administrative(1)	1,745	1,780	5,021	5,645
Total operating expenses	5,040	3,688	13,706	11,916
Operating loss	(4,454)	(2,963)	(12,259)	(9,867)
Other expense, net:
Interest expense, net	(183)	(135)	(463)	(421)
Other (expense) income, net	(7)	-	(12)	2
Total other expense, net	(190)	(135)	(475)	(419)
Loss before provision for income taxes	(4,644)	(3,098)	(12,734)	(10,286)
Provision for income taxes	-	-	-	1
Net loss	$(4,644)	$(3,098)	$(12,734)	$(10,287)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.05)	$(0.13)	$(0.16)
Weighted-average common shares outstanding:
Basic and diluted	115,402	65,644	96,516	63,056

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$7	$4	$19	$33
Research and development	46	78	182	258
Selling, general and administrative	104	213	370	649
Total stock-based compensation	$157	$295	$571	$940

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 29,	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(12,734)	$(10,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209	214
Interest accrued on convertible promissory notes	241	225
Amortization of debt discounts and issuance costs	192	162
Stock-based compensation	571	940
Issuance of warrant in lieu of payment	69	-
Changes in operating assets and liabilities:
Accounts receivable	(229)	(1,329)
Inventories	226	(1,226)
Prepaid expenses and other assets	142	271
Accounts payable	3,534	3,738
Accrued payroll and related liabilities	(304)	(435)
Accrued expenses and other liabilities	2	53
Net cash used in operating activities	(8,081)	(7,674)
Cash flows from investing activities:
Acquisition of property and equipment	(72)	(78)
Net cash used in investing activities	(72)	(78)
Cash flows from financing activities:
Net borrowings under line of credit	573	1,894
Proceeds from issuance of debt, net of $170 discount	2,100	-
Debt issuance costs	(23)	-
Payments on debt	(344)	(348)
Proceeds from issuance of common stock, net	15,764	4,431
Proceeds from exercise of stock options and warrants	-	182
Net cash provided by financing activities	18,070	6,159
Net change in cash, cash equivalents and restricted cash	9,917	(1,593)
Cash, cash equivalents and restricted cash at beginning of period	9,520	12,576
Cash, cash equivalents and restricted cash at end of period	$19,437	$10,983

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$18,187	$8,583
Restricted cash	1,250	2,400
Cash, cash equivalents and restricted cash at end of period	$19,437	$10,983

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 29, 2018

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

Netlist was incorporated in June 2000 and is headquartered in Irvine, California. The Company has established a manufacturing facility in the People’s Republic of China (“PRC”), which became operational in July 2007. The Company operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets. On September 27, 2018, the Company transferred the listing of its common stock to OTCQX from The Nasdaq Capital Market.

Liquidity

The Company incurred net losses of $4.6 million and $12.7 million for the three and nine months ended September 29, 2018, respectively, and $13.4 million and $11.2 million for the fiscal years ended December 30, 2017 and December 31, 2016, respectively. The Company has historically financed its operations primarily with revenues generated from operations, including product sales, proceeds from issuances of equity and debt securities including convertible debt and a non-recurring engineering (“NRE”) fee from its Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”), as discussed below. The Company has also funded its operations with a revolving line of credit under a bank credit facility, a funding arrangement for costs associated with certain of its legal proceedings and, to a lesser extent, equipment leasing arrangements (see Notes 5, 6 and 8).

On August 22, 2017, the Company completed an underwritten public offering (the “2017 Offering”), pursuant to which it sold 8,500,000 shares of its common stock at a price to the public of $0.60 per share. The net proceeds to the Company from the 2017 Offering were $4.4 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On November 14, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (the “Agent”) to sell shares of its common stock, with aggregate gross proceeds of up to $9.0 million, from time to time, through an “at-the-market” equity offering program under which the Agent acted as sales agent (the “ATM Program”) (see Note 9). On August 29, 2018, the Company completed the offering under the ATM Program after raising net proceeds of approximately $8.6 million through the sale of 40,680,368 shares of its common stock, after deducting sales commissions and other offering expenses paid by the Company. During the nine months ended September 29, 2018, the Company received net proceeds of approximately $5.8 million through the sale of 31,786,146 shares of its common stock, after deducting sales commissions and other offering expenses paid by the Company.

On May 17, 2018, the Company entered into a Board approved arm’s length Share Purchase Agreement with a trust controlled by C.K. Hong, the Company’s President, Chief Executive Officer and Chairman of the Board, pursuant to which the Company sold to Mr. Hong’s trust 5,405,405 shares of its common stock at a price per share of $0.148 (which equals the most recent consolidated closing bid price of its common stock, as reported by the Nasdaq Capital Market, as of the signing of the agreement) (See Note 9). The net proceeds received by the Company were $0.8 million.

On August 27, 2018, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P. (“Iliad”) (“Iliad Purchase Agreement”), pursuant to which the Company issued a convertible promissory note in the principal amount of $2.3 million (“Iliad Note”) with an original issue discount of $0.2 million. The Iliad Note bears interest at an annual rate of 8% and matures on August 27, 2020, unless earlier repurchased, redeemed or converted in accordance with its terms (See Note 6).

On September 12, 2018, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company issued and sold to the investors in a registered offering an aggregate of 22,222,220 shares of its common stock and warrants to purchase up to an aggregate of 11,111,110 shares of its common stock at a per share purchase price of $0.45 per share (See Note 9). The net proceeds to the Company from this offering were approximately $9.2 million, after deducting placement agent fees and offering costs paid by the Company. The warrant becomes exercisable 181 days following the date of its issuance, has a term of five years commencing on the date when it first becomes exercisable, and has an exercise price of $0.655 per share.

Inadequate working capital would have a material adverse effect on the Company’s business and operations and could cause the Company to fail to execute its business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require the Company to significantly modify its business model and/or reduce or cease its operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of its ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. While the Company’s estimates of its operating revenues and expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes the Company’s existing cash balance, together with cash provided by the Company’s operations and borrowing availability under a bank credit facility (see Note 5) and funds raised through the debt and equity offerings, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

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

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 29, 2018 are unaudited. In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

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

Restricted Cash

Restricted cash consists of cash to secure standby letters of credit. Restricted cash was $1.3 million as of September 29, 2018 and related to three standby letters of credit. Restricted cash was $2.8 million as of December 30, 2017 and related to three standby letters of credit.

Fair Value of Financial Instruments

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, to account for the fair value of certain assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, a revolving line of credit, and convertible promissory notes. The Company considers the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The Company estimates the fair values of its revolving line of credit and convertible promissory notes by using current applicable rates for similar instruments as of the balance sheet date and an assessment of its credit rating. The carrying value of the Company’s revolving line of credit at September 29, 2018 and December

30, 2017 approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The Company estimates the fair value of its convertible promissory notes by using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company has determined that the valuation of its convertible promissory notes is classified in Level 2 of the fair value hierarchy. The carrying value and estimated fair value of a senior secured convertible promissory note as of September 29, 2018 were $14.3 million and $11.8 million, respectively. The carrying value and estimated fair value of a senior secured convertible promissory note as of December 30, 2017 were $14.1 million and $12.3 million, respectively. The carrying value and estimated fair value of an unsecured convertible note, issued on August 27, 2018, were $1.9 million and $1.8 million as of September 29, 2018, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of the Company’s customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of September 29, 2018. However, market conditions could change or demand for the Company’s products could decrease, which could result in future impairment of long-lived assets.

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

Interest Expense

Interest expense consists primarily of interest associated with our debt instruments, including fees related to the term loans, accretion of debt discounts and amortization of debt issuance costs. The Company recognizes the accretion of debt discounts and the amortization of interest costs using the interest method.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant during the three and nine months ended September 29, 2018 and September 30, 2017.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, excluding unvested shares issued pursuant to restricted share awards under the Company’s share-based compensation plans. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise or vesting of outstanding stock options, warrants and restricted stock awards, computed using the treasury stock method and shares issuable upon conversion of the Samsung Venture Investment Co. (“SVIC”) Note and Iliad Note (see Note 6), computed using the “if-converted” method. In periods of losses, basic and diluted loss per share are the same, as the effect of stock options, warrants and unvested restricted share awards on loss per share is anti-dilutive.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. The Company adopted these standards in the first quarter of 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows now includes restricted cash of $2.8 million, $2.4 million and $3.1 million as of December 30, 2017, September 30, 2017 and December 31, 2016, respectively, as well as previously reported cash and cash equivalents.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides clarity and reduces diversity in practice, costs and complexity when calculating stock compensation, on a change to the terms and conditions of a share-based award. ASU 2017-09 is effective beginning after December 15, 2017 for annual reporting periods, and interim periods within those annual periods. The Company adopted ASU 2017-09 in the first quarter of 2018, which did not have an impact on its consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which amends the accounting for implementation, setup, and other upfront costs in a hosting arrangement that is a service contract. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted including adoption in any interim period. The Company does not expect a significant impact as a result of adopting this update on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company does not expect a significant impact as a result of adopting this update on its consolidated financial statements.

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

Note 3—Revenue Recognition

In May 2014, the FASB issued Topic 606, which modifies how all entities recognize revenue. Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on December 31, 2017 using the modified retrospective transition method. For the three and nine months ended September 29, 2018 and September 30, 2017, the vast majority of the revenue was derived from the sale of tangible products for which the Company recognizes revenue at a point in time. The contracts that relate to these product shipments are predominantly purchase orders that have firm purchase commitments generally only for a short period of time. As a result, the adoption of Topic 606 did not have a material effect on our condensed consolidated financial statements, and no cumulative catch-up adjustment to the opening balance of accumulated deficit was required. The Company used the related practical expedients that allowed it to omit disclosure of the transaction price allocated to remaining unsatisfied obligations and an explanation of when it expects to recognize the related revenue. In adopting Topic 606, the Company applied the new guidance only to contracts that were not completed on December 30, 2017.

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

Nature of Goods and Services

The Company derives revenue primarily from: (i) resales of NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers; (ii) sales of high-performance modular memory subsystems primarily to OEMs in the server, high-performance computing and communications markets; and (iii) engineering services. However, the Company had no engineering services revenues for the three and nine months ended September 29, 2018 and September 30, 2017.

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

The Company considers sales disaggregated at the product and service level to depict how the nature, amount, timing and uncertainty of revenues and cash flows are impacted by changes in economic factors. The following table disaggregates the sales by major source for the three and nine months ended September 29, 2018:

Product Sales

	Three Months Ended	Nine Months Ended
	September 29,	September 29,
	2018	2018
	(in thousands)
Resales of third-party products	$5,089	$18,531
Sale of the Company's modular memory subsystems	2,114	5,977
Total net product sales	$7,203	$24,508

Performance Obligations

Net product revenues and related cost of sales are primarily the result of promises to transfer products to customers. For performance obligations related to substantially all of the ship-and-bill products, control transfers at a point in time when title transfers upon shipment of the product to the customer, and for some sales, control transfers when title is transferred at time of receipt by the customer. Once a product has shipped or has been delivered, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to have transferred upon shipment or delivery, because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has the significant risks and rewards of ownership of the asset.

Amounts billed to its customers for shipping and handling are recorded in net product revenues. Shipping and handling costs incurred by the Company are included in cost of sales in the accompanying condensed consolidated statements of operations.

Significant Payment Terms

For ship-and-bill type contracts with customers, the invoice states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment terms are typically due within 30 days after delivery but, in limited instances, can range up to 60 days after delivery. Accordingly, the Company’s contracts with customers do not include a significant financing component.

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

Warranties

The Company offers a standard product warranty to customers of its memory subsystem products and has no other post-shipment obligations. The Company’s liability associated with this warranty is, at its option, to repair the product, replace the product, or provide the customer with a credit.

The Company establishes provisions for estimated warranties. Estimated future warranty costs are recorded in the period in which the sale is recorded and are included in cost of sales in the accompanying condensed consolidated statements of operations. The Company calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred.

The Company does not offer separately priced extended warranty or product maintenance contracts.

Contract Assets

Typically, the Company invoices the customer and recognizes revenue once the Company has satisfied its performance obligation. Accordingly, the contract assets comprise accounts receivable. Generally, the Company does not have material amounts of other contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. There were no such contract liabilities (deferred revenue) as of September 29, 2018.

Practical Expedients and Exemptions

The Company has elected the following practical expedients allowed under Topic 606:

•	Payment terms with its customers, which are one year or less, are not considered a significant financing component.

•	Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales and are not considered a performance obligation to its customers.

•

Performance obligations on its orders are generally satisfied within one year from a given reporting date and, therefore, the Company omits disclosure of the transaction price allocated to remaining performance obligations on open orders.

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

Note 4—Supplemental Financial Information

Inventories

Inventories consisted of the following as of the dates presented:

	September 29,	December 30,
	2018	2017
	(in thousands)
Raw materials	$1,625	$768
Work in process	72	88
Finished goods	2,182	3,249
	$3,879	$4,105

Warranty Liabilities

The following table summarizes activities related to warranty liabilities in the periods presented:

	Nine Months Ended
	September 29,	September 30,
	2018	2017
	(in thousands)
Beginning balance	$152	$89
Estimated cost of warranty claims charged to cost of sales	235	162
Cost of actual warranty claims	(211)	(119)
Ending balance	176	132
Less: current portion	(106)	(79)
Long-term warranty liability	$70	$53

The allowance for warranty liabilities expected to be incurred within one year is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The allowance for warranty liability expected to be incurred after one year is classified as long-term warranty liability in the accompanying condensed consolidated balance sheets.

Computation of Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Basic and diluted net loss per share:
Numerator: Net loss	$(4,644)	$(3,098)	$(12,734)	$(10,287)
Denominator: Weighted-average common shares outstanding, basic and diluted	115,402	65,644	96,516	63,056
Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.13)	$(0.16)

The table below sets forth potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise or vesting of outstanding stock options and restricted stock awards, respectively, and the exercise of warrants, computed using the treasury stock method, and shares issuable upon conversion of the SVIC Note and the Iliad Note (see Note 6) using the “if-converted” method. These potential weighted average common share equivalents have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Weighted average common share equivalents	15,125	12,803	13,506	12,941

Major Customers and Products

The Company’s net revenues have historically been concentrated in a small number of customers. The following table sets forth the percentage of the net revenues made to customers that each comprise 10% or more of the net revenues:

	Three Months Ended			Nine Months Ended
	September 29,	September 30,		September 29,		September 30,
	2018	2017		2018		2017
Customer:
Customer A	16%	13%		19%		*	%
Customer B	12%	*	%	*	%	*	%
Customer C	11%	*	%	*	%	*	%
Customer D	11%	*	%	*	%	*	%
Customer E	* %	10%		*	%	*	%

*Less than 10% of net revenues during the period.

The Company’s accounts receivable are concentrated with three customers at September 29, 2018 representing 24%, 13% and 11% of aggregate gross receivables, respectively. At December 30, 2017, three customers represented 15%, 13% and 12% of aggregate gross receivables, respectively. The loss of any of the significant customers or a reduction in revenues to or difficulties collecting payments from any of these customers could significantly reduce the net sales and adversely affect its operating results. The Company tries to mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and nine months ended September 29, 2018 and September 30, 2017, resales of these products represented approximately 71%, 76%, 75% and 86%, respectively, of the net revenues.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash financing activities for the periods presented:

	Nine Months Ended
	September 29,	September 30,
	2018	2017
	(in thousands)
Supplemental disclosure of non-cash financing activities:
Debt financing of insurance	$344	$220

Note 5—Credit Agreement

SVB Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as amended, the “SVB Credit Agreement”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 85% of its eligible accounts receivable (increased from 80% as of August 29, 2018), or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of September 29, 2018 and December 30, 2017, (i) outstanding letters of credit were $1.3 million and $2.8 million, respectively, (ii) outstanding borrowings were $2.6 million and $2.0 million, respectively, and (iii) availability under the revolving line of credit was $0.2 million and $0.1 million, respectively.

On January 29, 2016, the Company and SVB entered into an amendment to the SVB Credit Agreement to, among other things, adjust the rate at which advances under the SVB Credit Agreement accrue interest to the Wall Street Journal “prime rate” plus 2.75% (prior to such amendment, advances accrued interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%).

On March 27, 2017, the Company and SVB entered into another amendment to the SVB Credit Agreement to, among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to April 1, 2018, (ii) modify the Company’s financial covenants under the SVB Credit Agreement to remove all prior financial standards and replace them with a liquidity ratio standard, (iii) remove or amend certain termination, anniversary and unused facility fees payable by the Company under the SVB Credit Agreement, and (iv) make certain other administrative changes. On April 12, 2017, the Company and SVB entered into a further amendment to the SVB Credit Agreement to, among other things, obtain SVB’s consent in connection with the Company’s rights agreement with Computershare Trust Company, N.A., as rights agent (see Note 9), and make certain administrative changes in connection with the Company’s funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”) (see Note 8). On March 20, 2018, the Company and SVB entered into another amendment to the SVB Credit Agreement to among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to March 31, 2019 and (ii) revise certain inventory reporting requirements under the SVB Credit Agreement. On August 29, 2018, the SVB Credit Agreement was amended further to increase the borrowing based of accounts receivable to 85% from 80% or $5.0 million, subject to certain adjustments set forth in the SVB Credit Agreement.

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

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of September 29, 2018, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 6—Debt

The Company’s debt consisted of the following as of the dates presented:

	September 29,	December 30,
	2018	2017
	(in thousands)
Senior secured convertible note, due December 2025, including accrued interest	$15,859	$15,634
Unsecured convertible note, due August 2020, including accrued interest	2,287	-
Unamortized debt discounts and issuance costs	(1,062)	(868)
	$17,084	$14,766

Senior Secured Convertible Note

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

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded  $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized to interest expense over the term of the SVIC Note using the interest method. During the three and nine months ended September 29, 2018 and September 30, 2017, interest expense related to the amortization of the issuance costs associated with the liability component was not material. As of September 29, 2018, the outstanding principal and accrued interest on the SVIC Note was $15.9 million, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $15.2 million.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of September 29, 2018, the Company was in compliance with its covenants under the SVIC Note.

Unsecured Convertible Note

On August 27, 2018, the Company entered into the Iliad Purchase Agreement, pursuant to which the Company issued the $2.3 million Iliad Note with an original issue discount of $0.2 million. The Iliad Note bears interest at an annual rate of 8% and matures on August 27, 2020, unless earlier repurchased, redeemed or converted in accordance with its terms.

The Iliad Note provides Iliad with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $0.36 per share (“Lender Conversion Price”). Further, beginning on April 1, 2019 (“Initial Lender Redemption Date”), the Iliad Note also provides Iliad with the right to redeem all or any portion of the Iliad Note (“Redemption Amount”) up to a maximum monthly amount of $0.35 million. The payments of each Redemption Amount may either be made in cash, by converting such Redemption Amount into shares of the Company’s common stock (“Redemption Conversion Shares”), or a combination thereof, at the Company’s election.

The number of Redemption Conversion Shares equals the portion of the applicable Redemption Amount being converted divided by the lesser of the Lender Conversion Price or the Market Price, that is 85% of the Company’s lowest closing bid price during the 20 trading days immediately preceding the applicable redemption date, provided that the Market Price shall not be less than $0.11 per share (the “Redemption Price Floor”). In the event any applicable redemption conversion price is below the Redemption Price Floor then either: (i) the Company will honor the redemption conversion at the then effective redemption conversion price for a Redemption Amount not to exceed $0.15 million if the redemption conversion price is equal to or greater than $0.06 or (ii) the Company will pay the applicable Redemption Amount up to $0.15 million in cash and not in Redemption Conversion Shares.

The $2.1 million of proceeds received from the issuance of the Iliad Note was initially allocated between long-term debt (the liability component) at $1.9 million and additional paid-in capital (the equity component) at $0.2 million, within the condensed consolidated balance sheet. The carrying amount of the liability component was calculated using the fair value of a similar liability without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the proceeds received. The amount allocated to the equity component along with the original issue discount and fees paid to Iliad is amortized to interest expense over the expected life of 14 months using the interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The issuance costs incurred related to the issuance of the Iliad Note was not material.

As of September 29, 2018, the outstanding principal and accrued interest on the Iliad Note was $2.3 million, and the outstanding Iliad Note balance, net of unamortized debt discounts and issuance costs, was $1.9 million.

The Iliad Note is not secured and does not have any financial covenants requirements for which the Company needs to comply. The Company makes certain customary representations and warranties and has agreed to customary covenants and obligations. The Iliad Purchase Agreement and Iliad Note contain customary events of default upon the occurrence and during the continuance of which all obligations under the Iliad Purchase Agreement and Iliad Note may be declared immediately due and payable.

Interest Expense

Interest expense, including amortization of debt discounts and issuance costs, net of interest income, was as follows during the periods presented:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Interest expense:
SVB	$10	$5	$34	$26
SVIC	159	129	416	387
Iliad	16	-	16	-
Others	-	4	4	20
	185	138	470	433
Interest income	(2)	(3)	(7)	(12)
	$183	$135	$463	$421

Note 7—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Provision for income taxes	$-	$-	$-	$1
Effective tax rate	-%	-%	-%	(0.01)%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of September 29, 2018 and December 30, 2017. Accordingly, no benefit has been recognized for net deferred tax assets. The Company’s effective tax rate differs from the federal statutory tax rate of 21% and 34% for the nine months ended September 29, 2018 and September 30, 2017, respectively, due to providing the full valuation allowance against net deferred tax assets.

The Company did not have any unrecognized tax benefits as of September 29, 2018 and December 30, 2017.

Note 8—Commitments and Contingencies

TRGP Agreement and Related Intercreditor Agreements

On May 3, 2017, the Company and TRGP entered into an investment agreement (the “TRGP Agreement”), which generally provides that TRGP will directly fund the costs incurred by or on behalf of the Company in connection with certain its legal proceedings against SK hynix (see “Litigation and Patent Reexaminations” in this Note 8 below), including costs incurred since January 1, 2017 and costs to be incurred in the future in the Company’s first action in the U.S. International Trade Commission (“ITC”) and its U.S. district court proceedings, but excluding the Company’s second ITC action and its proceedings in international courts (all such funded costs, collectively, the “Funded Costs”). In exchange for such funding, the Company has agreed that, if the Company recovers any proceeds in connection with the funded SK hynix proceedings, it will pay to TRGP the amount of the Funded Costs paid by TRGP plus an escalating premium based on when any such proceeds are recovered, such that the premium will equal a specified low-to-mid double-digit percentage of the amount of the Funded Costs and such percentage will increase by a specified low double-

digit amount each quarter after a specified date until any such proceeds are recovered. In addition, pursuant to the terms of a separate security agreement between the Company and TRGP dated May 3, 2017 (the “Security Agreement”), the Company has granted to TRGP (i) a first priority lien on, and security in, the claims underlying the funded SK hynix proceedings and any proceeds that may be received by the Company in connection with these proceedings, and (ii) a second priority lien on, and security in, the Company’s patents that are the subject of the funded SK hynix proceedings.

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

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the Company’s consolidated financial statements in each period in which the TRGP Agreement remains in effect. For the nine months ended September 29, 2018, the Company excluded legal expenses of $1.7 million ($11.9 million since January 1, 2017 through September 29, 2018), as a result of TRGP’s payment of these expenses under the TRGP Agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the funded SK hynix proceedings would be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery.

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

‘627 Patent Reexamination

In September 2011, Smart Modular submitted a request for an Inter Partes Reexamination by the USPTO of the Company’s U.S. Patent No. 7,864,627 (the “‘627 patent”), related to the ‘912 patent, claiming that the ‘627 patent is invalid and requesting that the USPTO reject the patent’s claims and cancel the patent. On November 16, 2011, the request was granted. On March 27, 2014 and June 27, 2014, the USPTO issued an ACP and a RAN, respectively, each of which rejected all of the ‘627 patent’s claims. The parties involved filed various notices of appeal, responses and requests, and on November 24, 2015, the PTAB held a hearing on such appeals. On May 31, 2016, the PTAB issued a decision affirming the decisions of the examiner. On February 9, 2017, the PTAB granted the Company’s request to reopen prosecution before the USPTO examiner and remanded the proceeding to the examiner to consider the patentability of certain of the pending claims in view of the PTAB’s May 31, 2016 decision and comments from the parties. On October 2, 2017, the examiner issued a determination as to the patentability of the pending claims, which were found to be unpatentable. On June 1, 2018, the PTAB reversed the Examiner and found the pending amended claims to be patentable. Smart Modular did not appeal this decision to the Federal Circuit. On October 3, 2018, the USPTO issued a Notice of Intent to Issue a Reexam Certificate. Accruals have not been recorded for loss contingencies related to the ‘627 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

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

On February 12, 2014, the Northern District Court granted the parties’ joint stipulation dismissing Smart Modular without prejudice. Between June 18, 2014 and August 23, 2014, SanDisk, Diablo, and Smart Modular filed numerous petitions in the USPTO requesting Inter Partes Review of the Company’s asserted patents. All of the reviews associated with U.S. Patent Nos. 8,516,187; 8,301,833; 8,516,185 have been resolved in the Company’s favor and are no longer pending. The reviews associated with U.S. Patent Nos. 8,001,434; 8,359,501; 7,881,150; and 8,081,536, and the appeals therefrom, have concluded. On April 9, 2015, the Northern District Court stayed the infringement proceedings as to the Company’s patents asserted against the ULLtraDIMM pending resolution of all outstanding patent review decisions on appeal related to the patents asserted in this case.

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

On January 11, 2018, the ITC set a 19-month target date of July 3, 2019 for an investigation related to the Second ITC Action, with a final initial determination for the Second ITC Action being filed no later than March 1, 2019. Based on this target date, the ITC scheduled a hearing on the merits of the investigation related to the Second ITC Action to begin on November 9, 2018 and conclude on November 19, 2018. On April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the Second ITC Action in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the ALJ to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019.

Between December 30, 2016 and January 20, 2017, SK hynix filed numerous petitions in the USPTO requesting Inter Partes Review of certain of the Company’s patents, including the patents asserted in the First ITC Action and the Central District Court proceedings, which have now concluded and certain of which are now on appeal to the Court of Appeals for the Federal Circuit. Between December 19, 2017 and February 7, 2018, SK hynix filed additional petitions in the USPTO requesting Inter Partes Review of the patents asserted in the Second ITC Action which are now proceeding and are scheduled to conclude no later than August 2019.

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

Other Contingent Obligations

In the ordinary course of its business, the Company has made certain indemnities, commitments and guarantees pursuant to which it may be required to make payments in relation to certain transactions. These include, among others: (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the Company’s negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities to TRGP, SVIC, SVB and Iliad pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by the applicable investment or loan documents, as applicable; and (vi) indemnities or other claims related to certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities or may face other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments as a result of these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

Note 9—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at September 29, 2018 or December 30, 2017.

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

Common Stock

On May 31, 2017, the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation (“Amended Certificate of Incorporation”) to increase the number of shares of the Company’s common stock authorized for issuance from 90,000,000 to 150,000,000. The Amended Certificate of Incorporation was amended further to increase the number of shares of the common stock authorized for issuance to 300,000,000 upon the approval by the stockholders on August 15, 2018.

On August 22, 2017, the Company completed an underwritten public offering (the “2017 Offering”), pursuant to which it sold 8,500,000 shares of its common stock at a price to the public of $0.60 per share. The net proceeds to the

Company from the 2017 Offering were $4.4 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On November 14, 2017, the Company entered into the Sales Agreement with the Agent to sell shares of its common stock, with aggregate gross proceeds of up to $9.0 million, from time to time, through the ATM Program. Under the Sales Agreement, the Company set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales were requested to be made, limitation on the number of shares that could be sold in any one trading day and any minimum price below which sales could not be made. On August 29, 2018, the Company completed the offering under the ATM Program after raising net proceeds of approximately $8.6 million through the sale of 40,680,368 shares of its common stock, after deducting sales commissions and other offering expenses paid by the Company. During the nine months ended September 29, 2018, the Company received net proceeds of approximately $5.8 million through the sale of 31,786,146 shares of its common stock, after deducting sales commissions and other offering expenses paid by the Company.

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

On September 12, 2018, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company issued and sold to the investors in a registered offering (“2018 Offering”) an aggregate of 22,222,220 shares of its common stock and warrants to purchase up to an aggregate of 11,111,110 shares of its common stock at a per share purchase price of $0.45 per share. The 2018 Offering closed on September 14, 2018. The net proceeds to the Company from the 2018 Offering were approximately $9.2 million, after deducting placement agent fees and offering costs paid by the Company. The warrant becomes exercisable 181 days following the date of its issuance, has a term of five years commencing on the date when it first becomes exercisable, and has an exercise price of $0.655 per share. The exercise price and the number of warrant shares issuable upon exercise of warrant are subject to adjustment in the event of, among other things, certain transactions affecting the Company’s common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of-company transaction).

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

Subject to certain adjustments, as of September 29, 2018, the Company was authorized to issue a maximum of 12,605,566 shares of its common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, the maximum number of shares of common stock subject to the plan automatically increased on the first day of each calendar year from January 1, 2007 through January 1, 2016, by the lesser of (i) 5.0% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. Beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. As of September 29, 2018, the Company had 2,562,899 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan. Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. Restricted stock awards vest in two equal annual installments over two years.

The following table summarizes the Company’s stock option activities during the nine months ended September 29, 2018:

	Options Outstanding
		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Options outstanding at December 30, 2017	8,745	$1.39
Options granted	1,230	0.20
Options exercised	-	-
Options expired/forfeited	(1,735)	1.28
Options outstanding at September 29, 2018	8,240	$1.23

 The following table summarizes the Company’s restricted stock awards activities during the nine months ended September 29, 2018:

Restricted Stock Outstanding
Weighted-
Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance outstanding at December 30, 2017	-	$-
Restricted stock granted	525	0.25
Restricted stock forfeited	-	-
Restricted stock vested	-	-
Balance outstanding at September 29, 2018	525	$0.25

The following table presents the assumptions used to calculate the weighted-average grant date fair value of stock options granted by the Company during the periods presented:

	Nine Months Ended
	September 29,	September 30,
	2018	2017
Expected term (in years)	6.1	6.4
Expected volatility	108%	87%
Risk-free interest rate	2.76%	2.03%
Expected dividends	-	-
Weighted-average grant date fair value per share	$0.09	$0.73

As of September 29, 2018, the Company had approximately $0.8 million, net of estimated forfeitures, of unrecognized employee related stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.0 years.

Warrants

The following is a summary of the Company’s warrant activity during the nine months ended September 29, 2018:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Warrants outstanding - December 30, 2017	4,924	$0.66
Warrants granted	11,611	0.63
Warrants exercised	-	-
Warrants expired	(1,525)	0.89
Warrants outstanding - September 29, 2018	15,010	$0.62

Note 10—Subsequent Events

The Company has performed an evaluation of events occurring subsequent to September 29, 2018, through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, there are no events, except for the matters discussed elsewhere in the notes hereto, which require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, all references to “Netlist,” the “Company,” “we,” “us,” or “our” in this discussion and analysis of our financial condition and results of operations (the “MD&A”) and elsewhere in this report refer to Netlist, Inc., together with its consolidated subsidiaries.

The following MD&A should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 30, 2017, including the audited consolidated financial statements and related notes included in such report (the “2017 Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018, as amended as of April 30, 2018. In preparing this MD&A, we presume that readers have access to and have read the MD&A included in the 2017 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC.

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

We recorded total net revenues of $7.2 million, $24.5 million, $9.0 million and $29.8 million for the three and nine months ended September 29, 2018 and September 30, 2017, respectively, and $38.3 million and $19.7 million for the years ended December 30, 2017 and December 31, 2016, respectively. We recorded gross profit of $0.6 million, $1.4 million, $0.7 million and $2.0 million for the three and nine months ended September 29, 2018 and September 30, 2017, respectively, and $2.5 million and $7.4 million for the years ended December 30, 2017 and December 31, 2016, respectively. We also incurred net losses of $4.6 million, $12.7 million, $3.1 million and $10.3 million for the three and nine months ended September 29, 2018 and September 30, 2017, respectively, and $13.4 million and $11.2 million for the years ended December 30, 2017 and December 31, 2016, respectively. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and revenues generated from operations, including from product sales and a non-recurring engineering (“NRE”) fee from our November 2015 joint development and license agreement (“JDLA”) with Samsung Electronics Co., Ltd (“Samsung”). We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Liquidity and Capital Resources” below for more information.

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

On January 16, 2018, the ITC issued a final determination regarding our first ITC action against SK hynix filed in September 2016, in which it concluded there was no infringement of the patents in this action and terminated the ITC’s investigation related to these proceedings. We are appealing this final determination to the Court of Appeals for the Federal Circuit. In our second ITC action against SK hynix, on April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the investigation in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the ALJ to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019; however, as with all legal proceedings, the timing and outcomes of the ITC action are inherently uncertain and subject to change.

Amendments to SVB Credit Agreement

On March 20, 2018, we entered into an amendment to a credit agreement with Silicon Valley Bank (“SVB”) (“SVB Credit Agreement”) to among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to March 31, 2019 and (ii) revise certain inventory reporting requirements under the SVB Credit Agreement. On August 29, 2018, the SVB Credit Agreement was amended further to increase the borrowing base of accounts receivable to 85% from 80% or $5.0 million, subject to certain adjustments set forth in the SVB Credit Agreement.

Completion of the ATM Program

On August 29, 2018, we completed the offering under an At Market Issuance Sales Agreement (“Sales Agreement”) with B. Riley FBR, Inc. (the “Agent”) entered into on November 14, 2017 after raising net proceeds of approximately $8.6 million through the sale of 40,680,368 shares of our common stock, after deducting sales commissions and other offering expenses paid by us. The Sales Agreement allowed us to raise the aggregated gross proceeds up to $9.0 million, through an “at-the-market” equity offering program under which the Agent would act as sales agent. During the nine months ended September 29, 2018, we received net proceeds of approximately $5.8 million through the sale of 31,786,146 shares of our common stock, after deducting sales commissions and other offering expenses paid by us.

Issuance of Iliad Note

On August 27, 2018, we entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P. (“Iliad”) (the “Iliad Purchase Agreement”), pursuant to which we issued an unsecured convertible promissory note in the principal amount of $2.3 million (the “Iliad Note”) with an original issue discount of $0.2 million (including a fee paid to Iliad). The Iliad Note bears interest at an annual rate of 8% and matures on August 27, 2020, unless earlier repurchased, redeemed or converted in accordance with its terms.

The Iliad Note provides Iliad with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of our common stock at a conversion price of $0.36 per share (“Lender Conversion Price”). Further, beginning on April 1, 2019 (“Initial Lender Redemption Date”), the Iliad Note also provides Iliad with the right to redeem all or any portion of the Iliad Note (“Redemption Amount”) up to a maximum monthly amount of $0.35 million. The payments of each Redemption Amount may either be made in cash, by converting such Redemption Amount into shares of our common stock (“Redemption Conversion Shares”), or a combination thereof, at our election.

The number of Redemption Conversion Shares equals the portion of the applicable Redemption Amount being converted divided by the lesser of the Lender Conversion Price or the Market Price, that is 85% of our lowest closing bid price during the 20 trading days immediately preceding the applicable redemption date, provided that the Market Price shall not be less than $0.11 per share (the “Redemption Price Floor”). In the event any applicable redemption conversion price is below the Redemption Price Floor then either: (i) we will honor the redemption conversion at the then effective redemption conversion price for a Redemption Amount not to exceed $0.15 million if the redemption conversion price is equal to or greater than $0.06 or (ii) we will pay the applicable Redemption Amount up to $0.15 million in cash and not in Redemption Conversion Shares.

2018 Offering

On September 12, 2018, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we issued and sold to the investors in a registered offering (“2018 Offering”) an aggregate of 22,222,220 shares of our common stock and warrants to purchase up to an aggregate of 11,111,110 shares of our common stock at a per share purchase price of $0.45 per share. The 2018 Offering closed on September 14, 2018. The net proceeds to us from the 2018 Offering were approximately $9.2 million, after deducting placement agent fees and offering costs paid by us. The warrant becomes exercisable 181 days following the date of its issuance, has a term of five years commencing on the date when it first becomes exercisable, and has an exercise price of $0.655 per share. The exercise price and the number of warrant shares issuable upon exercise of warrant are subject to adjustment in the event of, among other things, certain transactions affecting our common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of-company transaction).

Listing Transfer to OTCQX

On September 25, 2018, we received a determination letter from the Nasdaq Hearings Panel (the “Panel”) notifying us that our common stock would be delisted from The Nasdaq Capital Market and that suspension of trading in our common stock would be effective at the open of business on September 27, 2018. The Panel made the determination to delist our common stock because we did not demonstrate compliance with the minimum $1 bid price. The delisting will be completed by the filing of a Form 25 Notification of Delisting with the SEC after applicable appeal periods have lapsed. Our shares of common stock commenced trading on the OTCQX on September 27, 2018 under our current ticker symbol of “NLST.” We intend to apply to relist on a major exchange in the future upon meeting the applicable new listing standards of that exchange.

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

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for patent filings, protection and enforcement. Intellectual property legal fees are generally expensed as incurred. Although we expect intellectual property legal fees to generally increase over time as we continue to protect, defend and enforce and seek to expand our patent portfolio, these increases may not be linear but may occur in lump sums depending on the due dates of patent filings and their associated fees and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements such as with TRGP (see Note 8) or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained.

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

Results of Operations

The following table presents each line item of our condensed consolidated statement of operations as a percentage of net product sales for the three and nine months ended September 29, 2018 compared to three and nine months ended September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Net product sales	100%	100%	100%	100%
Cost of sales	92	92	94	93
Gross profit	8	8	6	7
Operating expenses:
Research and development	7	13	9	14
Intellectual property legal fees	38	8	26	7
Selling, general and administrative	24	20	20	19
Total operating expenses	69	41	55	40
Operating loss	(61)	(33)	(49)	(33)
Other expense, net:
Interest expense, net	(3)	(1)	(2)	(1)
Other (expense) income, net	—	—	—	—
Total other expense, net	(3)	(1)	(2)	(1)
Loss before provision for income taxes	(64)	(34)	(51)	(34)
Provision for income taxes	—	—	—	—
Net loss	(64)%	(34)%	(51)%	(34)%

Net Product Sales, Cost of Sales and Gross Profit

The following table presents net product sales, cost of sales and gross profit for the three and nine months ended September 29, 2018 compared to three and nine months ended September 30, 2017:

	Three Months Ended
	September 29,	September 30,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Net product sales	$7,203	$9,010	$(1,807)	(20)%
Cost of sales	6,617	8,285	(1,668)	(20)%
Gross profit	$586	$725	$(139)	(19)%
Gross margin	8.1%	8.0%	0.1%

	Nine Months Ended
	September 29,	September 30,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Net product sales	$24,508	$29,840	$(5,332)	(18)%
Cost of sales	23,061	27,791	(4,730)	(17)%
Gross profit	$1,447	$2,049	$(602)	(29)%
Gross margin	5.9%	6.9%	(1.0)%

Net Product Sales

For the three months ended September 29, 2018, our net product sales decreased by $1.8 million as compared to the three months ended September 30, 2017 primarily as a result of a $0.8 million overall decrease in sales of other small outline dual in-line memory module (“SODIMM”) and RDIMM products (a $2.2 million decrease in the resales of Samsung’s SODIMM and RDIMM products offset by a $1.4 million increase in sales of our SODIMM and RDIMM products), a $0.4 million decrease each in sales of NAND flash and other very low profile products and a $0.1 million sales decrease of the EXPRESSvault (“EV3”) products.

For the nine months ended September 29, 2018, our net product sales decreased by $5.3 million as compared to the nine months ended September 30, 2017 primarily as a result of $8.9 million and $0.2 million decreases in sales of NAND flash and EV3 products, respectively, partially offset by $3.8 million increase in sales of SODIMM and RDIMM products.

Our product sales in all periods presented were impacted by fluctuating customer concentrations. Our largest customer in the three and nine months ended September 29, 2018, which accounted for 16% and 19% of our net product sales, respectively, was a relatively new customer that accounted for 13% and 6% of our net product sales during the three and nine months ended September 30, 2017, respectively. Our four largest customers in the three months ended September 29, 2018, which accounted for an aggregate of 49% of our net product sales, accounted for an aggregate of 21% of our net product sales during the three months ended September 30, 2017, and our second largest customer in the three months ended September 30, 2017 did not have any purchases and contributed no sales during the three months ended September 29, 2018.

Cost of Sales, Gross Profit and Gross Margin

For the three and nine months ended September 29, 2018 as compared to the three and nine months ended September 30, 2017, our cost of sales decreased primarily as a resulted of decreased net sales. Our gross margin fluctuates based on a change in our product mix over periods and the cost of the factory. For the three months ended September 29, 2018, our gross margin slightly increased to 8.1% from 8.0% for the three months ended September 30, 2017 due to the higher gross margin for our SODIMM and RDIMM products and resales of Samsung products, partially offset by the lower gross margins for our NAND flash products. For the nine months ended September 29, 2018, our gross margin decreased to 5.9% from 6.9% compared to the nine months ended September 30, 2017 due to the lower gross margins for the NAND flash products, partially offset by higher gross margins for our SODIMM and RDIMM products.

Research and Development

The following table presents research and development expenses for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended
	September 29,	September 30,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Research and development	$535	$1,159	$(624)	(54)%

	Nine Months Ended
	September 29,	September 30,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Research and development	$2,326	$4,142	$(1,816)	(44)%

Research and development expenses decreased $0.6 million for the three months ended September 29, 2018 compared to the three months ended September 30, 2017 primarily a result of a $0.6 million decrease in headcount, overhead and travel expenses.

Research and development expenses decreased $1.8 million for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017 primarily a result of decreases of (i) $1.4 million in headcount, overhead and travel expenses and (ii) $0.3 million in consulting expenses.

Intellectual Property Legal Fees

The following table presents intellectual property legal fees for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended
	September 29,	September 30,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Intellectual property legal fees	$2,760	$749	$2,011	268%

	Nine Months Ended
	September 29,	September 30,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Intellectual property legal fees	$6,359	$2,129	$4,230	199%

The increase in intellectual property legal fees for the three and nine months ended September 29, 2018 as compared to the three and nine months ended September 30, 2017 resulted primarily from an increase in legal expenses incurred to defend our patent portfolio internationally, including the costs incurred for our second ITC action, which was not subject to the TRGP agreement.

Selling, General and Administrative

The following table presents selling, general and administrative expenses for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended
	September 29,	September 30,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Selling, general and administrative	$1,745	$1,780	$(35)	(2)%

	Nine Months Ended
	September 29,	September 30,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Selling, general and administrative	$5,021	$5,645	$(624)	(11)%

Selling, general and administrative expenses for the three months ended September 29, 2018 as compared to the three months ended September 30, 2017 slightly decreased primarily a result of a $0.2 million decrease in sales and marketing headcount costs and related overhead and travel expenses, partially offset by a $0.1 million increase in outside consulting expenses.

For the nine months ended September 29, 2018 as compared to the nine months ended September 30, 2017, selling, general and administrative expenses decreased primarily a result of a $0.6 million decrease in sales and marketing headcount costs and related overhead and travel expenses.

Other Expense, Net

The following table presents other expense, net for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended
	September 29,	September 30,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Interest expense, net	$(183)	$(135)	$(48)	(36)%
Other expense, net	(7)	—	(7)	100%
Total other expense, net	$(190)	$(135)	$(55)	(41)%

	Nine Months Ended
	September 29,	September 30,		%
	2018	2017	Change	Change
	(in thousands, except percentages)
Interest expense, net	$(463)	$(421)	$(42)	(10)%
Other (expense) income, net	(12)	2	(14)	700%
Total other expense, net	$(475)	$(419)	$(56)	(13)%

Interest expense, net, for the three and nine months ended September 29, 2018 and September 30, 2017 consisted primarily of interest expense on a revolving line of credit under the SVB Credit Agreement, the $15 million senior secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015 and the Iliad Note issued in August 2018. Interest expense also includes the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note and Iliad Note. The increase in both periods was primarily driven by the accretion of debt discount and amortization of debt issuance costs related to the Iliad Note issued in August 2018.

The decrease in other (expense) income, net, for the three and nine months ended September 29, 2018 and September 30, 2017, which resulted primarily from exchange rate losses, was not significant.

Provision for Income Taxes

Our provision for income taxes was immaterial in all periods presented.

The federal statutory rate was 21% and 34% for the three and nine months ended September 29, 2018 and September 30, 2017, respectively. In all periods presented, we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carryforwards. In these periods, our effective tax rate differed from the statutory rate primarily due to the valuation allowance on newly generated loss carryforwards.

Liquidity and Capital Resources

Liquidity generally refers to the ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund our operating expenses and working capital requirements, to make required payments of principal and interest under our outstanding debt instruments and, to a lesser extent, to fund capital expenditures.

Working Capital

The following table presents working capital and cash and cash equivalents as of September 29, 2018 and December 30, 2017:

	September 29,	December 30,
	2018	2017
	(in thousands)
Current assets(1)	$27,059	$16,925
Current liabilities	13,087	9,289
Working capital	$13,972	$7,636

(1)	Includes cash and cash equivalents of $18,187 and $6,720 as of September 29, 2018 and December 30, 2017, respectively.

Our working capital increased by $6.3 million during the nine months ended September 29, 2018. Our current assets increased by $10.1 million primarily from a $11.5 million increase in cash and cash equivalents, primarily due to net proceeds of $9.2 million from the 2018 Offering, $5.8 million in net proceeds from the ATM Program, $2.1 million from the Iliad Note issuance, and $0.8 million from the issuance of common stock to a trust controlled by our President, Chief Executive Officer and Chairman of the Board, a $0.2 million increase each in accounts receivable and prepaid expenses and other current assets, partially offset by a $1.6 million decrease in restricted cash primarily due to a $1.4 million reduction in the standby letter of credit with one vendor which is secured by restricted cash and a $0.2 million decrease in inventories to support lower product sales.

Our current liabilities increased by $3.8 million primarily from a $3.5 million increase in accounts payable from legal expense to defend our intellectual property, a $0.6 million increase in revolving line of credit, partially offset by a $0.3 million decrease in accrued payroll and related liabilities due to a decrease in our employee headcount.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 29, 2018 and September 30, 2017:

	Nine Months Ended
	September 29,	September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,081)	$(7,674)
Investing activities	(72)	(78)
Financing activities	18,070	6,159
Net change in cash, cash equivalents and restricted cash	$9,917	$(1,593)

Operating Activities

For the nine months ended September 29, 2018, net cash used in operating activities primarily resulted from a net loss of $12.7 million adjusted for net non-cash charges of $1.3 million. These non-cash charges primarily consisted of stock-based compensation, interest accrued on our convertible notes, depreciation and amortization and amortization of debt discounts. These non-cash activities are offset by net cash inflows from changes in working capital balances of $3.4 million driven predominantly from an increase in accounts payable due to an increase in legal fees.

For the nine months ended September 30, 2017, net cash used in operating activities was primarily the result of a net loss of $10.3 million, partially offset by $1.5 million of net non-cash charges primarily consisted of stock-based compensation, interest accrued on convertible debt, depreciation and amortization and amortization of debt discounts.

These non-cash charges are offset by net cash inflows from changes in working capital balances of $1.1 million primarily from a $3.7 million increase in accounts payable, partially offset by a $1.2 million increase in inventories and a $1.3 million increase in accounts receivable. The increase in accounts payable was primarily due to increased purchases of inventory. The increase in inventories was primarily due to our purchase of additional inventory to support the increase in our net product revenues, which contributed the increase in accounts receivable.

Investing Activities

Net cash used in investing activities for the nine months ended September 29, 2018 and September 30, 2017 was the result of our purchases of property and equipment during the periods.

Financing Activities

For the nine months ended September 29, 2018, net cash provided by financing activities primarily consisted of $9.2 million in net proceeds from the 2018 Offering, $5.8 million in net proceeds from the ATM Program, $2.1 million from the issuance of the Iliad Note, $0.8 million from the issuance of common stock to a trust controlled by our President, Chief Executive Officer and Chairman of the Board, and $0.6 million in net borrowings under the SVB Credit Agreement, partially offset by $0.3 million in payments of outstanding debt.

For the nine months ended September 30, 2017, net cash provided by financing activities primarily consisted of $1.9 million in net borrowings under the SVB Credit Agreement, $4.4 million in net proceeds from the 2017 Offering and $0.2 million in proceeds from the exercise of stock options, partially offset by $0.3 million in payments of outstanding debt.

Capital Resources

Our sources of cash have historically consisted of proceeds from issuances of equity and debt securities and revenues generated from operations, including from product sales and the NRE fee from our JDLA with Samsung. We have also funded our operations with a revolving line of credit under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements.

2018 Offering

On September 12, 2018, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we issued and sold to the investors in the 2018 Offering an aggregate of 22,222,220 shares of our common stock and warrants to purchase up to an aggregate of 11,111,110 shares of our common stock at a per share purchase price of $0.45 per share. The 2018 Offering closed on September 14, 2018. The net proceeds to us from the 2018 Offering were $9.2 million, after deducting placement agent fees and offering costs paid by us.

Iliad Note

On August 27, 2018, we entered into the Iliad Purchase Agreement with Iliad, pursuant to which we issued a $2.3 million Iliad Note with an original debt discount of $0.2 million. The Iliad Note bears interest at an annual rate of 8% and matures on August 27, 2020, unless earlier repurchased, redeemed or converted in accordance with its terms.

2017 ATM Program

In November 2017, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR. Inc. (the “Agent”) to sell shares of our common stock, with aggregate gross proceeds of up to $9.0 million, from time to time, through an “at-the-market” equity offering program under which the Agent will act as sales agent (the “ATM Program”). On August 29, 2018, we completed the offering under the ATM Program after raising net proceeds of $8.6 million through the sale of 40,680,368 shares of our common stock. During the nine months ended September 29, 2018, we received net proceeds of $5.8 million through the sale of 31,786,146 shares of our common stock.

TRGP Agreement

On May 3, 2017, we entered into a funding agreement (the “TRGP Agreement”), which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with our first ITC action and our U.S. district court proceedings against SK hynix. For the nine months ended September 29, 2018, TRGP directly paid $1.7 million ($11.9 million from January 1, 2017 through September 29, 2018) on our behalf incurred in connection with these proceedings.

SVB Credit Agreement

On October 31, 2009, we entered into a SVB Credit Agreement, which provides us with the borrowing of up to the lesser of 85% of eligible accounts receivable (increased from 80% as of August 29, 2018) or $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The borrowings under the SVB Credit Agreement bear interest at the Wall Street Journal “prime rate” plus 2.75% per annum. Pursuant to the amendment dated March 20, 2018, the maturity date was extended to March 31, 2019.

As of September 29, 2018 and December 30, 2017, the outstanding borrowings under the SVB Credit Agreement were $2.6 million and $2.0 million, respectively, with the borrowing availability of $0.2 million and $0.1 million, respectively. During the nine months ended September 29, 2018 and September 30, 2017, we made net borrowings of $0.6 million and $1.9 million, respectively, under the SVB Credit Agreement.

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

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing cash balance, together with cash provided by our operations and borrowing availability under the SVB Credit Agreement and taking into account cash expected to be used in our operations and the funding to be received under the TRGP Agreement, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our capital requirements will depend on many factors, including, among others: the acceptance of, and demand for, our products; our levels of net product sales and any other revenues we may receive, including NRE, license, royalty or other fees; the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies; the costs of developing, improving and maintaining our internal design, testing and manufacturing processes; the costs associated with defending and enforcing our intellectual property rights; and the nature and timing of acquisitions and other strategic transactions in which we participate, if any.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 29, 2018.

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended September 29, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market price at which our common stock trades may be influenced by many factors, including, among others, the following:

•	the results of legal proceedings in which we are involved;

•	our operating and financial performance and prospects;

•	investor perceptions of us and the industry in which we operate;

•	our ability to meet investor and analyst expectations for our operating results;

•	the availability and level of research coverage of and market-making in our common stock;

•	changes in buy/sell recommendations by analysts;

•	any financial projections we may provide to the public, any changes to these projections or our failure to meet these projections;

•	our announcement of significant strategic transactions or relationships or the initiation of legal proceedings, including patent infringement actions;

•	general political, economic and market conditions, including volatility or uncertainty in these conditions; and

•	the other risk factors described in this report.

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

There is a limited market for our common shares and the trading price of our common shares is subject to volatility.

Netlist common shares began trading on the OTCQX in October 2018, following the decision to move trading of our common stock from The Nasdaq Capital Market. Because our stock is no longer listed on a registered national securities exchange, we are subject to certain “blue sky” laws of the various states which impose restrictions on our ability to offer and sell our securities. These “blue sky” laws may make it more difficult for us to raise capital or to issue our common stock for equity compensation or other strategic purposes, which could adversely affect our ability to fund our operations or to attract and retain employees. In addition, our stock may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for the shares will be adversely affected.

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

As of September 29, 2018, there were 139,252,639 shares of our common stock outstanding, 8,240,151 shares of our common stock subject to outstanding stock options, 15,010,012 shares of our common stock subject to outstanding warrants, and 19,039,665 shares of our common stock subject to outstanding convertible notes. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of November 9, 2018, 7.8% of our outstanding common stock was held by our directors and officers, including 7.6% held by Chun K. Hong, our President, Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

To support our activities in the near term, we expect to rely on cash provided by our operations and proceeds from issuances of debt and equity securities, our funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”), for costs associated with certain of our legal proceedings, and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to significantly modify our business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. Modification of our business model and operations could result in an impairment of assets, the effects of which cannot be determined. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. Additionally, because our common stock is no longer listed on The Nasdaq Capital Market, the challenges and risks of equity financings may significantly increase, including potentially increasing the dilution of any such financing or decreasing our ability to effect such a financing at all. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization or have other material consequences. If we pursue asset or technology sales or licenses or other alternative financing arrangements to obtain additional capital, our operational capacity may be limited and any revenue streams or business plans that are dependent on the sold or licensed assets may be reduced or eliminated. Moreover, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs, which would reduce the benefit of the capital received from the transaction.

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

Our international operations and sales are subject to a number of additional risks, including, among others, timing and availability of export licenses; difficulties in accounts receivable collections; difficulties managing distributors; lack of a significant local sales presence in a number of markets; difficulties obtaining government approvals; compliance with anti-bribery, data protection and other applicable U.S. and foreign laws, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in the non-U.S. jurisdictions in which we operate, as well as a wide variety of other complex foreign laws, regulations and treaties; and potentially adverse tax consequences. In addition, the United States or foreign countries may implement quotas, duties, tariffs, taxes or other charges or restrictions on the importation or exportation of our products or the component products we resell, which could lead to a reduction in sales and profitability in that country. This risk of increased trade barriers or charges has become more pronounced because the trade policies of the current U.S. presidential administration, including withdrawal from the Trans-Pacific Partnership, imposition of tariffs on Chinese goods and services and recent revisions to the North American Free Trade Agreement, could threaten or otherwise have a significant negative effect on our ability to continue to conduct our international operations in the same manner and at the same costs as we have in the past. The recent implementation of tariffs by the United States on goods manufactured in other countries, including PRC, could cause the costs of our products to increase, which could significantly impair the gross profit we receive and thereby harm our operating results significantly.

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

Item 6.Exhibits

The information required by this Item 6 is set forth on the Exhibit Index.

EXHIBIT INDEX

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	08/15/2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	08/17/2018
3.1.2	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	08/15/2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	12/20/2012
4.1	Form of Warrant Agreement to Purchase Common Stock.		8-K	001-33170	09/14/2018
10.1	Securities Purchase Agreement, dated as of August 27, 2018, by and between Netlist, Inc. and Iliad Research and Trading, L.P.		8-K	001-33170	08/31/2018
10.2	Convertible Promissory Note, dated as of August 27, 2018, by and between Netlist, Inc. and Iliad Research and Trading, L.P.		8-K	001-33170	08/31/2018
10.3	Form of Securities Purchase Agreement dated September 12, 2018, by and among Netlist, Inc. and the purchasers identified therein.		8-K	001-33170	09/14/2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: November 13, 2018		Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)