Form 10-K
period 2018-12-29
NETLIST INC
filed 2019-03-22
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

(949) 435-0025

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.1 million.(A)

(A)Excludes 10.8 million shares of common stock held by directors, executive officers and persons whose beneficial ownership exceeds ten percent of the shares outstanding at June 30, 2018. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 15, 2019, there were 140,020,665 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

* * * * *

Unless the context indicates otherwise, all references to "Netlist," our "Company," "we," "us," or "our" in this report refer to Netlist, Inc., together with its consolidated subsidiaries, and all cross-references to notes in this Form 10-K refer to the identified note contained in our consolidated financial statements included in Part IV, Item 15 of this Form 10-K. We own registered or unregistered trademark rights to NVvault®, HyperCloud®, HybriDIMM™, EXPRESSvault™, PreSight™, “memory at storage capacities, storage at memory speeds”™, Netlist® and our company logo.   Although we do not use the “®” or “™” symbol in each instance in which one of our registered or common law trademarks appears in this report, this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law. Any other service marks, trademarks or trade names appearing in this report are the property of their respective owners.

PART I

Item 1.Business

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

In high-performance computing environments, such as cloud-based computing and Big Data applications, a system's overall processing speed is limited to the ability of the central processing unit ("CPU") to access data cached in memory. Memory speeds have failed to keep pace with improvements in CPU processing speeds, resulting in buffering delays encountered in highly intensive computing environments. To mitigate challenges arising from differences in CPU and memory clock speeds, data center operators have increased the number of servers in their facilities as well as the memory content in each server. Memory capacity is expanded through the use of DIMMs, generally incorporating up to 16 GB of DRAM per module with today’s technology and moving up to 64/128 GB of DRAM per module and beyond. Our technology enables an intelligent controller to be integrated onto the DIMM, in order to manage the rapid flow of data between the CPU and memory. The number of DIMMs incorporated into a server increases in correlation with the number of processing cores in the CPU. DDR4 DIMMs incorporate our load-reduction technology to mitigate the trade-off between operating speed and memory capacity inherent in prior generations of server DIMM. These load-reduced DIMMs, or LRDIMMs, are now the predominant memory technology used in high-capacity servers and high-performance computing clusters.

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

Design Expertise

We have designed special algorithms that can be implemented in stand-alone integrated circuits or integrated into other functional blocks in application-specific integrated circuits (“ASICs”). We utilize these algorithms in our HybriDIMM product to incorporate load reduction functionality. We also incorporate these algorithms in our NVvault product line, which is also known in the industry as NVDIMM-N.

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

Products

Our commercially available memory subsystem products and other products that we sell include:

Component and Other Product Resales

Due to our relationships with memory channel customers, in addition to our own products, we resell certain component products that we purchase for the purpose of resale. We have purchased certain of these products, including NAND flash and DRAM products, from Samsung under the terms of the JDLA. We have also sourced these products from other suppliers to the extent sufficient product is not available from Samsung to meet customer demand or in the event of other Samsung supply issues. In 2018 and 2017, resales of these products represented approximately 75% and 85% of our net product revenues, respectively. Additionally, we sell excess component inventory to distributors and other users of memory integrated circuits.

Storage Class Memory

Using an industry standard DDR4 LRDIMM interface, we believe HybriDIMM is the industry’s first storage class memory product capable of operating in existing Intel x86 servers without BIOS and hardware changes. HybriDIMM unifies DRAM and NAND flash in a plug-and-play module, delivering terabyte storage capacities operating at DRAM-like nanosecond memory speeds. HybriDIMM’s architecture combines an on-DIMM co-processor with our software-defined data management algorithm. HybriDIMM’s feature set encompasses the NVDIMM functionalities adopted by the industry. HybriDIMM dramatically improves application performance by reducing data access latency by up to 1,000 times versus the fastest existing storage solution known to us.

We publicly demonstrated a HybriDIMM prototype in August 2016 and we sampled HybriDIMM to select customers in the second half of 2017. We are now working with certain customers to transition to volume production.

Nonvolatile Memory

Our Vault product line enables customers to accelerate data running through their servers and storage and reliably protect enterprise-level cache, metadata and log data by providing near instantaneous recovery in the event of a system failure or power outage. Our nonvolatile memory offering includes:

EXPRESSvault PCIe (“EV3”). EV3 is a plug-and-play memory card for server appliances which provides data acceleration and data protection. It is compatible with industry standard PCIe 3.0 x8 lane slots, eliminating the need for proprietary hardware and extra motherboard space. EXPRESSvault ships with Linux and Windows drivers compatible with standard PCIe peripheral command sets.

NVvault DDR4 NVDIMM (“NV4”). NV4 is an NVDIMM-N that provides data acceleration and protection in a JEDEC standard DDR4 interface. It is designed to be integrated into industry standard server or storage solutions.

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

Intellectual Property

We believe the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our technologies and other proprietary information. As of December 29, 2018, we had 86 U.S. and foreign issued patents and 28 pending U.S and foreign patent applications. Assuming they are properly maintained and are not invalidated by reexamination proceedings, our patents will expire at various dates between 2022 and 2035. Our issued patents cover various aspects of our innovations and include various claim scopes and, as a result, we believe our business is not materially dependent on any one claim in any of our existing patents or pending patent applications.

We have devoted significant resources to develop and enforce our intellectual property portfolio. For instance, we have taken action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and two of its subsidiaries in the U.S. International Trade Commission ("ITC"), U.S. district court and the courts of Germany and the People’s Republic of China (“PRC”). In our two separate ITC actions, we have requested exclusion orders that direct U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. Although our first ITC action has been resolved with a final determination of no infringement of the patents asserted in this action, and is currently under appeal, our second ITC action, which relates to different patents, remains ongoing. In our U.S. district court and international court proceedings, we are primarily seeking damages. All of our patents involved in these proceedings cover key features of RDIMM and LRDIMM products.

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

Our target markets are characterized by a limited number of large companies, and consolidation in one or more of our target markets may further increase this concentration. As a result, sales to small numbers of customers have historically represented a substantial portion of our net product revenues. Additionally, the composition of major customers and their respective contributions to our net product revenues have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. See Note 11 to our consolidated financial statements included elsewhere in this annual report for more information about our customer concentrations.

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

Manufacturing and Supply

Manufacturing

We manufacture memory subsystem products at our facility in the PRC, which is certified in International Organization for Standardization (“ISO”) 9001:2008 Quality Management Systems and ISO 14001:2004 Environmental Management Standards. Our in-house manufacturing function, combined with our engineering and design capabilities, allows us to assemble our memory subsystems quickly and in high volume. Our manufacturing facility is capable of surface mount assembly, subsystem testing, system‑level burn-in testing, programming, marking, labeling and packaging. Manufacturing cycle times for our memory subsystem products, from receipt of order, are typically one week or less and in some cases as short as two days.

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

We have developed supplier relationships with several manufacturers of these component products, and we typically qualify our memory subsystem products with our customers using multiple component manufacturers. However, our actual purchases of component products, both for integration into our products and for resale, are concentrated in a small number of suppliers, including Memorysolution GmbH from which we obtained 17% and 10% of our total inventory purchases in 2018 and 2017, respectively, EG Electronics from which we obtained 15% of our total inventory purchases in 2018, and an affiliate of Samsung, from which we obtained 13% and 60% of our total inventory purchases in 2018 and 2017, respectively. See Note 11 to our consolidated financial statements included elsewhere in this annual report for more information about our supplier concentrations.

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

Employees

As of December 29, 2018, we had 78 employees (including 60 full-time employees and 18 temporary employees).  In addition to our employees, a significant portion of our workforce consists of contract personnel. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

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

General Information

We were incorporated in Delaware in June 2000 and commenced operations in September 2000. Our principal executive offices are located at 175 Technology Drive, Suite 150, Irvine, California 92618 and our telephone number at that address is (949) 435-0025. Our corporate website address is www.netlist.com.

We file reports with the Securities and Exchange Commission (“SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines, code of business conduct and ethics, insider trading policy and whistleblower policy, as well as copies of the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Item 1A.Risk Factors

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

There is a limited market for our common shares, and the trading price of our common shares is subject to volatility.

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

As of December 29, 2018, there were 139,282,639 shares of our common stock outstanding 8,186,086 shares of our common stock subject to outstanding stock options, 15,010,012 shares of our common stock subject to outstanding warrants, and 19,225,270 shares of our common stock subject to outstanding convertible notes. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of March 15, 2019, 9.2% of our outstanding common stock was held by our directors and officers, including 8.6% held by Chun K. Hong, our President, Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

To support our activities in the near term, we expect to rely on cash provided by our operations and proceeds from issuances of debt and equity securities, and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to significantly modify our business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, legal proceedings, business development initiatives and sales and marketing activities, among other activities. Modification of our business model and operations could result in an impairment of assets, the effects of which cannot be determined. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. Additionally, because our common stock is no longer listed on The Nasdaq Capital Market, the challenges and risks of equity financings may significantly increase, including potentially increasing the dilution of any such financing or decreasing our ability to effect such a financing at all. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization or have other material consequences. If we pursue asset or technology sales or licenses or other alternative financing arrangements to obtain additional capital, our operational capacity may be limited and any revenue streams or business plans that are dependent on the sold or licensed assets may be reduced or eliminated. Moreover, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs, which would reduce the benefit of the capital received from the transaction.

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

We have incurred debt under our convertible note issued to Samsung Venture Investment Co. (“SVIC”), our credit facility with SVB, and our funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management (“TRGP”). In connection with these debt and other arrangements, we have granted security interests to SVIC, SVB and TRGP in our various assets, such that all of our tangible and intangible assets, including our complete patent portfolio, are subject to one or more outstanding liens held by one or more of these parties.

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

On January 31, 2019, the Munich District Court (the “Court”) dismissed an action brought by us against SK hynix Inc. and Hewlett-Packard GmbH regarding the infringement of our German utility model. In its judgment the Court followed a different claim construction than advocated by us whereby it did not find our utility model to be infringed. We plan to appeal the Court’s decision.

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

Our business strategy includes litigating claims against others, such as our competitors and customers, to enforce our intellectual property, contractual and commercial rights, including, in particular, our patent portfolio and our trade secrets, as well as to challenge the validity and scope of the proprietary rights of others. This or other similar proceedings could also subject us to counterclaims or countersuits against us, or the parties we sue could seek to invalidate our patents or other intellectual property rights through reexamination or similar processes at the USPTO or similar bodies. Further, any legal disputes with customers could cause them to cease buying or using our products or the component products we resell or delay their purchase of these products and could substantially damage our relationship with them.

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

Litigation is inherently uncertain. An adverse outcome in existing or any future litigation could force us to, among other things:

•	relinquish patents or other protections of our technologies if they are invalidated, which would enable our competitors and others to freely use this technology;

•	compete with products that rely on technologies and other intellectual property rights that we believe we have the right to protect from third-party use;

•	accept terms of an arrangement to license our technologies to a third party that are not as favorable as we might expect;

•	receive little or no returns for our time and capital investments in the litigation;

•	cease manufacturing and/or selling products or using certain processes that are claimed to be infringing a third party’s intellectual property;

•	pay damages (which in some instances may be three times actual damages), including royalties on past or future sales, if we are found to infringe a third party’s intellectual property;

•	seek a license from a third-party intellectual property owner to use its technology in our products or the component products we resell, which may not be available on reasonable terms or at all; or

•	redesign any products that are claimed to be infringing a third party’s intellectual property, which may not be possible to do in a timely manner, without incurring significant costs or at all.

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

We may experience supply shortages at any time and for a variety of reasons, including, among others, spikes in customer demand that cannot be satisfied, any problems that arise with Samsung’s manufacturing operations or facilities that cause disruptions or delays, or any failure to comply with the terms of the JDLA regarding the supply of these products. If we choose, or if we are forced, to seek to supply the component products we resell from other suppliers, we may not be able to identify other suppliers that are available and able to produce the particular components with the specific product specifications and in the quantities our customers require, or we may not be able to make arrangements with any other suppliers in a timely manner to avoid delays in satisfying customer orders. Further, even if we are able to make arrangements with other suppliers for sufficient component products to replace any undersupply from Samsung, we may not be able to make these arrangements on financial and other terms comparable to those we have negotiated with Samsung under the JDLA. As a result, any inability to obtain sufficient component products from Samsung could increase our cost of sales for component product resales if we are forced to pay higher prices to obtain the products from other suppliers. Moreover, all of our supply arrangements for these component products, including the terms of the JDLA and any arrangements we may establish with other suppliers, are subject to the other supply and manufacturing risks discussed elsewhere in these risk factors.

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

We have historically derived revenues from sales of our high‑performance modular memory subsystems to OEMs in the server, high-performance computing and communications markets. Although we expect these memory subsystems to continue to account for a portion of our revenues, we have experienced declines in sales of these products in recent periods, and these declines could continue or intensify in the future. We believe market acceptance of these products or derivative products that incorporate our core memory subsystem technology is critical to our success, and any continued decline in sales of these products could have a material adverse impact on our performance and long-term prospects.

We have invested significant research and development time and capital in the design of ASIC and hybrid devices, including our NVvault family of products and our next-generation HybriDIMM memory subsystem. These products are subject to significant risks, including:

•

we are dependent on a limited number of suppliers for the DRAM ICs, NAND flash and ASIC devices that are essential to the functionality of these products, and in the past, we have experienced supply chain disruptions and shortages of DRAM and NAND flash required to create these products as a result of issues that are specific to our suppliers or the industry as a whole;

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

Sales to a small number of customers have historically represented a significant portion of our net product revenues, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

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

Our ability to fulfill customer orders for or produce qualification samples of our memory subsystem products, as well as orders for the component products we resell, is dependent on a sufficient supply of FPGAs, ASICs, DRAM ICs and NAND flash, which are essential components of our memory subsystems. We have no long‑term supply contracts for any of these component products. Further, there are a relatively small number of suppliers of these components, and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, including an affiliate of Samsung, from which we obtained a large portion of our component products purchased for resale and our total inventory purchases in 2017. We also use consumables and other components, including PCBs, to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

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

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.Properties

Our corporate headquarters is located in approximately 8,200 square feet of space in Irvine, California, under a lease that expires in July 2020. We also lease approximately 42,200 square feet of space for our manufacturing facility in the PRC under a lease that expires in June 2019. We believe our current facilities are adequate for our current and expected operations for the next 12 months and that additional space could be obtained if needed.

Item 3.Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part IV, Item 15 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 8, “Commitments and Contingencies” under the heading “Litigation and Patent Reexaminations,” and are incorporated herein by reference.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on The Nasdaq Global Market under the symbol “NLST” on November 30, 2006 and was transferred to The Nasdaq Capital Market effective on January 14, 2016. On September 27, 2018, our common stock was transferred to the OTCQX® Best Market.

Holders

As of March 15, 2019, there were approximately 13 holders of record of our shares of common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Item 6.Selected Financial Data

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes included in Part IV, Item 15 of this Form 10-K, and all cross-references to notes in this discussion and analysis refer to the identified note contained in such consolidated financial statements. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Form 10-K.

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

For the years ended December 29, 2018 and December 30, 2017, we recorded total net revenues of $33.5 million and $38.3 million, gross profit of $2.3 million and $2.5 million, and net losses of $17.1 million and $13.4 million, respectively. We have historically financed our operations primarily with revenues generated from operations, proceeds from issuances of equity and debt securities and a non-recurring engineering (“NRE”) fee from our November 2015 joint development and license agreement (“JDLA”) with Samsung Electronics Co., Ltd (“Samsung”). We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, and a funding arrangement for costs associated with certain of our legal proceedings against SK hynix, Inc. a South Korean memory semiconductor supplier (“SK hynix”). See “Liquidity and Capital Resources” below for more information.

2018-2019 Developments

Developments relating to SK hynix Proceedings

We have taken action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and two of its subsidiaries in the U.S. International Trade Commission (“ITC”), U.S. district court and the courts of Germany. On January 31, 2019, the court in Germany found there was no infringement of the Utility Model asserted and dismissed the case. Netlist will appeal this ruling. In our two separate ITC actions against SK hynix, we have requested exclusion orders that direct U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. In our U.S. district court and international court proceedings, we are primarily seeking damages. All of our patents involved in these proceedings cover key features of RDIMM and LRDIMM products.

On January 16, 2018, the ITC issued a final determination regarding our first ITC action against SK hynix filed in September 2016, in which it concluded there was no infringement of the patents in this action and terminated the ITC’s investigation related to these proceedings. We are appealing this final determination to the Court of Appeals for the Federal Circuit. In our second ITC action against SK hynix, on April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the investigation in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the ALJ to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019.  On March 12, 2019 the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. A new trial schedule is expected to be issued in March 2019; however, as with all legal proceedings, the timing and outcomes of the ITC action are inherently uncertain and subject to change.

Amendments to SVB Credit Agreement

On March 20, 2018, we entered into an amendment to a credit agreement with Silicon Valley Bank (“SVB”) (“SVB Credit Agreement”) to among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to March 31, 2019 and (ii) revise certain inventory reporting requirements under the SVB Credit Agreement. On August 29, 2018, the SVB Credit Agreement was amended to increase the borrowing base of accounts receivable to 85% from 80% or $5.0 million, subject to certain adjustments set forth in the SVB Credit Agreement. On March 21, 2019, the SVB Credit Agreement was amended further to (i) extend the maturity date of the advances to March 30, 2020 and (ii) delete the inventory reporting requirements.

Completion of the ATM Program

On August 29, 2018, we completed the offering under an At Market Issuance Sales Agreement (“Sales Agreement”) with B. Riley FBR, Inc. (the “Agent”) entered into on November 14, 2017 after raising net proceeds of approximately $8.6 million through the sale of 40,680,368 shares of our common stock, after deducting sales commissions and other offering expenses paid by us. The Sales Agreement allowed us to raise the aggregated gross proceeds up to $9.0 million, through an “at-the-market” equity offering program under which the Agent would act as sales agent. During the year ended December 29, 2018, we received net proceeds of approximately $5.8 million through the sale of 31,786,146 shares of our common stock, after deducting sales commissions and other offering expenses paid by us.

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

The Iliad Note provides Iliad with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of our common stock at a conversion price of $0.36 per share (“Lender Conversion Price”). Further, beginning on April 1, 2019, the Iliad Note also provides Iliad with the right to redeem all or any portion of the Iliad Note (“Redemption Amount”) up to a maximum monthly amount of $0.35 million. The payments of each Redemption Amount may either be made in cash, by converting such Redemption Amount into shares of our common stock (“Redemption Conversion Shares”), or a combination thereof, at our election.

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

On February 28, 2019 and March 7, 2019, Iliad converted the principal and accrued interest on the Iliad Note totaling $0.1 million and $0.2 million to 277,778 shares and 416,667 shares, respectively, of our common stock at the Lender Conversion Price.

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

Listing Transfer to OTCQX

On September 25, 2018, we received a determination letter from the Nasdaq Hearings Panel (the “Panel”) notifying us that our common stock would be delisted from The Nasdaq Capital Market and that suspension of trading in our common stock would be effective at the open of business on September 27, 2018. The Panel made the determination to delist our common stock because we did not demonstrate compliance with the minimum $1 bid price, and the delisting was completed by the filing of a Form 25 Notification of Delisting with the SEC on January 8, 2019. Our shares of common stock commenced trading on the OTCQX® Best Market on September 27, 2018 under our current ticker symbol of “NLST.” We intend to apply to relist on a major exchange in the future upon meeting the applicable new listing standards of that exchange.

Key Business Metrics

The following describes certain line items in our consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Sales

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

Research and Development

Research and development expenses consist primarily of employee and independent contractor compensation and related costs, stock-based compensation expenses, NRE fees that we pay to third parties, computer aided design software license costs, reference design development costs, depreciation or rental of evaluation equipment expenses, and occupancy and other allocated overhead costs. Also included in research and development expenses are the costs of materials and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process. Our customers typically do not separately compensate us for design and engineering work involved in developing application specific products for them. All research and development costs are expensed as incurred.

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

We expect our intellectual property legal fees may show different trends for so long as the TRGP Agreement (as defined below) remains in effect. Pursuant to the terms of the TRGP Agreement, the legal expenses we incur that are paid directly by TRGP are excluded in their entirety from our financial statements in each period in which the agreement remains in effect. In addition, any settlement or other cash proceeds we may recover in the future in connection with the SK hynix proceedings funded by TRGP would be reduced by the aggregate amount of legal expenses we exclude as a result of TRGP’s payment of these expenses, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery. Additionally, we expect our intellectual property legal fees would be significantly higher in the period in which a recovery from the SK hynix proceedings covered by the TRGP Agreement, if any, occurs.

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

Factors Affecting Our Performance

Trends in Net Sales

We are and, in the past, have been substantially dependent on sales of single products or product categories. For instance, we have historically been dependent on sales of our memory subsystem products, and in recent periods, we have been dependent on our resales of component products. Demand for any of these products could increase or decrease at any time for a number of reasons, including new customer qualifications, changing customer requirements or preferences, product obsolescence, introduction of more advanced or otherwise superior products by us or our competitors, the ability of our customers to obtain these products or substitute products from alternate sources, customers increasing or reducing their need for these products generally, or a variety of other factors. We have no long-term agreements or other commitments with respect to sales of any of these products. As a result, any fluctuations in demand for these products from us would impact our sale levels and net product revenues.

We have also experienced declines in demand for and sales of our memory subsystem products in recent periods, and these declines could continue or intensify in the future.

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

HybriDIMM and some of our other next-generation products may require additional time and capital investments in order to commercialize, and our development and commercialization strategies for these products, including, for instance, our JDLA with Samsung relating to the joint development of new storage class memory technologies and our work with JEDEC to facilitate broad industry adoption of this new technology, may not be successful. Our ability to obtain customer or market acceptance of these next-generation products will materially impact our net product revenues and gross profits, as well as our ability to recoup our investments in developing these products.

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

From time to time, shortages in DRAM ICs and NAND flash have required some suppliers to limit the supply of these components. In the past, we have experienced supply chain disruptions and shortages of DRAM and NAND flash required to create certain of our memory subsystem products, and we have been forced to procure the component products we resell from other suppliers to the extent sufficient product is not available from Samsung to meet customer demand or in the event of other Samsung supply issues. Supply shortages can occur at any time and for a variety of reasons, including, among others, spikes in customer demand that cannot be satisfied by our suppliers, any problems that arise with the supplier’s manufacturing operations or facilities that cause disruptions or delays, or any failure by the supplier to comply with the terms of its supply arrangements with us. If we are not able to obtain components in the amounts needed, on a timely basis and at commercially reasonable prices, we may lose customers due to order delivery interruptions or failures, which could impact our net product revenues, and we may experience increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers. For example, with respect to Samsung, any inability to obtain sufficient component products from Samsung could increase our cost of sales for component product resales because we may not be able to make arrangements with other suppliers on financial and other terms comparable to those we have negotiated with Samsung under the JDLA. As described above, we may or may not be able to pass any such cost increases through to our customers, in which case they could materially adversely impact our results by increasing our cost of sales without a corresponding increase in our net sales.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenues and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and assumptions on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. We evaluate our estimates and assumptions on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors

See Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Revenue Recognition

We derive revenue primarily from: (i) resales of NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers and (ii) sales of high-performance modular memory subsystems primarily to OEMs in the server, high-performance computing and communications markets.  Revenues are recognized when control is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services.

Fair Value of Financial Instruments

We follow Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“Topic 820”) to account for the fair value of certain assets and liabilities. Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Our financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, a revolving line of credit, and convertible promissory notes. We consider the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. We estimate the fair values of our revolving line of credit and convertible promissory notes by using current applicable rates for similar instruments as of the balance sheet date and an assessment of its credit rating. The carrying value of our revolving line of credit at December 29, 2018 and December 30, 2017 approximates fair value because our interest rate yield is near current market rates for comparable debt instruments. We estimate the fair value of our convertible promissory notes by using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuation of our convertible promissory notes is classified in Level 2 of the fair value hierarchy.

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

Stock-Based Compensation

Stock-based awards are comprised principally of stock options and restricted stocks. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of estimated forfeitures. We use the Black-Scholes option pricing model to determine the grant date fair value of stock options. The model requires us to estimate the expected volatility and expected term of the stock options, which are highly complex and subjective variables. The expected volatility is based on the historical volatility of our common stock. The expected term is computed using the simplified method as our best estimate given our lack of actual exercise history. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on our history and management’s expectation regarding dividend payouts. The grant-date fair value of restricted stocks equals the closing price of our common stock on the grant date.

Prior to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07” or “Topic 718”) in the second quarter of 2018, we accounted for equity-based awards to non-employees in accordance with ASC Topic 505, Equity. All transactions in which goods or services were the consideration received for the issuance of equity instruments were accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever was more reliably measurable. The measurement date used to determine the estimated fair value of the equity instrument issued was the earlier of the date on which the third-party performance was complete or the date on which it was probable that performance would occur. Upon the adoption of ASU No. 2018-07, we account for all stock-based awards in accordance with Topic 718.

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of our position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax laws, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties associated with uncertain tax positions as a component of provision for income taxes in the consolidated statements of operations.

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

Impact of Certain Recent Accounting Pronouncements

See our discussion about the impact of certain recent accounting pronouncements in Part IV, Item 15 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 2, “Summary of Significant Accounting Policies” under the headings “Adoption of New Accounting Pronouncements” and “Recent Accounting Pronouncements.”

Results of Operations

The table below presents each line item of our consolidated statements of operations as a percentage of total sales for the years ended December 29, 2018 and December 30, 2017. Historical results are not indicative of the results to be expected in the current period or any future period.

	Year Ended
	December 29,	December 30,
	2018	2017
Net sales	100%	100%
Cost of sales	93	94
Gross profit	7	6
Operating expenses:
Research and development	9	14
Intellectual property legal fees	27	7
Selling, general and administrative	20	19
Total operating expenses	56	40
Operating loss	(49)	(34)
Other expense, net:
Interest expense, net	(2)	(1)
Other (expense) income, net	—	—
Total other expense, net	(2)	(1)
Loss before (benefit) provision for income taxes	(51)	(35)
(Benefit) provision for income taxes	—	—
Net loss	(51)%	(35)%

Net Sales,  Cost of Sales, and Gross Profit

The following table presents net sales, cost of sales and gross profit for the years ended December 29, 2018 and December 30, 2017 (in thousands, except percentages):

	Year Ended
	December 29,	December 30,		%
	2018	2017	Change	Change
Net sales	$33,529	$38,322	$(4,793)	(13)%
Cost of sales	31,228	35,866	(4,638)	(13)%
Gross profit	$2,301	$2,456	$(155)	(6)%
Gross margin	6.9%	6.4%	0.5%

Net Sales

Net sales are comprised of sales from resales of component products and sales of memory subsystem products. In 2018 and 2017, resales of component products represented 75% and 85% of net sales, respectively.

The decrease in net sales in 2018 compared to 2017 resulted primarily from the decrease of $7.8 million in resales of the NAND flash products, $0.5 million in sales of the EXPRESSvault (“EV3”) products, and $0.1 million in our very low profile (“VLP”) memory subsystem products. These decreases were partially offset by the increase of $3.7 million in the sales of other small outline dual in-line memory module (“SODIMM”) and RDIMM products.

Net sales in 2018 and 2017 were impacted by fluctuating customer concentrations. In 2018 and 2017, our largest customer accounted for 18% and 8% of net sales, respectively. Our second and third largest customer in 2018, which accounted for an aggregate of 16% of net sales, accounted for an aggregate of 4% of net sales in 2017. In 2017, four of our five largest customers accounted for an aggregate of 23% of net sales; however, in 2018, these four customers accounted for an aggregate of 2% of net sales.

Cost of Sales, Gross Profit and Gross Margin.

The decrease in cost of sales and gross profit in 2018 compared to 2017 resulted primarily from the decrease in net sales. However, gross margin (or gross profit as a percentage of revenue) in 2018 compared to 2017 increased primarily as a result of the increased margin on the SODIMM and RDIMM products.

Research and Development

The following table presents research and development expenses for the years ended December 29, 2018 and December 30, 2017 (in thousands, except percentages):

	Year Ended
	December 29,	December 30,		%
	2018	2017	Change	Change
Research and development	$2,899	$5,231	$(2,332)	(45)%

The decrease in research and development expenses in 2018 compared to 2017 resulted primarily from decreases of $2.0 million in headcount costs and related overhead and travel expenses and $0.3 million in product research expenses.

Intellectual Property Legal Fees

The following table presents intellectual property legal fees for the years ended December 29, 2018 and December 30, 2017 (in thousands, except percentages):

	Year Ended
	December 29,	December 30,		%
	2018	2017	Change	Change
Intellectual property legal fees	$8,918	$2,705	$6,213	230%

The increase in intellectual property legal fees in 2018 compared to 2017 resulted primarily from an increase in legal expenses incurred for our second ITC action, which was not subject to the TRGP agreement and costs to defend our patent portfolio internationally.

Selling, General and Administrative

The following table presents selling, general and administrative expenses for the years ended December 29, 2018 and December 30, 2017 (in thousands, except percentages):

	Year Ended
	December 29,	December 30,		%
	2018	2017	Change	Change
Selling, general and administrative	$6,856	$7,374	$(518)	(7)%

The decrease in selling, general and administrative expenses in 2018 compared to 2017 resulted primarily from decreases of $0.7 million in sales and marketing headcount costs and related overhead and travel expenses and $0.1 million in sales commissions, partially offset by increases of $0.2 million in outside consulting expenses and $0.1 million in advertising and product evaluation costs.

Other Expense, Net

The following table presents other expense, net for the years ended December 29, 2018 and December 30, 2017 (in thousands, except percentages):

	Year Ended
	December 29,	December 30,		%
	2018	2017	Change	Change
Interest expense, net	$(739)	$(564)	$(175)	(31)%
Other (expense) income, net	(11)	4	(15)	375%
Total other expense, net	$(750)	$(560)	$(190)	(34)%

Interest expense, net, in 2018 and 2017 consisted primarily of interest expense on a revolving line of credit under the SVB Credit Agreement, the $15 million senior secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015 and the Iliad Note issued in August 2018. Interest expense also includes the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note and Iliad Note. The increase in 2018 compared to 2017 was primarily driven by the accretion of debt discount and amortization of debt issuance costs related to the Iliad Note issued in August 2018.

The decrease in other (expense) income, net, in 2018 compared to 2017, which resulted primarily from exchange rate losses, was not significant.

(Benefit) Provision for Income Taxes

The following table presents the (benefit) provision for income taxes for the years ended December 29, 2018 and December 30, 2017 (in thousands, except percentages):

	Year Ended
	December 29,	December 30,		%
	2018	2017	Change	Change
(Benefit) provision for income taxes	$(2)	$6	$(8)	(133)%

(Benefit) provision for income taxes was immaterial in 2018 and 2017.

The federal statutory rate was 21% and 34% in 2018 and 2017, respectively. In both years, we provided a full valuation allowance against net deferred tax assets, which consist primarily of net operating loss carryforwards. Our effective tax rate differed from the statutory rate primarily due to the valuation allowance on newly generated loss carryforwards in these years.

Liquidity and Capital Resources

Liquidity generally refers to the ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund operating expenses and working capital requirements, to make required payments of principal and interest under outstanding debt instruments and, to a lesser extent, to fund capital expenditures.

Working Capital

A summary of our working capital is as follows (in thousands):

	December 29,	December 30,
	2018	2017
Current assets(1)	$23,192	$16,925
Current liabilities	13,113	9,289
Working capital	$10,079	$7,636

(1)	Includes cash and cash equivalents of $14.8 million and $6.7 million as of December 29, 2018 and December 30, 2017, respectively.

Working capital increased by $2.4 million in 2018. Current assets increased by $6.3 million, primarily from an increase in cash and cash equivalents by $8.1 million, partially offset by decreases in inventories by $1.2 million and in restricted cash by $1.0 million. During the year ended December 29, 2018, the Company received net proceeds of $9.2 million from the 2018 Offering, $5.8 million in net proceeds from the ATM Program, $2.1 million from the Iliad Note issuance, and $0.8 million from the issuance of common stock to a trust controlled by our President, Chief Executive Officer and Chairman of the Board. The decrease in inventories reflects the lower product sales, and the decrease in restricted cash was due to the reduction in the standby letters of credit with vendors secured by cash.

Current liabilities increased by $3.8 million primarily from a $3.4 million increase in accounts payable from legal expense to defend our intellectual property, a $0.4 million increase in note payable to finance insurance policies and  a $0.3 million increase in a  revolving line of credit, partially offset by a $0.2 million decrease in accrued payroll and related liabilities due to a decrease in employee headcount.

Cash Flows

A summary of cash flow activities is as follows (in thousands):

	Year Ended
	December 29,	December 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(10,568)	$(11,345)
Investing activities	(74)	(94)
Financing activities	17,774	8,383
Net change in cash, cash equivalents and restricted cash	$7,132	$(3,056)

Operating Activities

Net cash used in operating activities for the year ended December 29, 2018 was primarily the result of a net loss of $17.1 million, adjusted for net non-cash charges of $1.7 million. These non-cash charges primarily consisted of stock-based compensation, interest accrued on convertible notes, depreciation and amortization and amortization of debt discounts. The net loss is offset by net cash inflows from changes in working capital balance of $4.8 million driven predominantly from an increase in accounts payable due to an increase in legal fees.

Net cash used in operating activities for the year ended December 30, 2017 was primarily the result of a net loss of $13.4 million and $2.0 million in net non-cash operating expenses, mainly comprised of depreciation and amortization, amortization of debt discount, accrued interest on outstanding debt and stock-based compensation. The increase in inventories from December 31, 2016 to December 30, 2017 was primarily due to the purchase of additional inventory to support the increase in net product revenues. The increase in accounts receivable from December 31, 2016 to December 30, 2017 was primarily due to the increase in net product revenues. The increase in accounts payable between periods was primarily due to increased purchases of inventory.

Investing Activities

Net cash used in investing activities for the years ended December 29, 2018 and December 30, 2017 was primarily the result of purchases of property and equipment during the periods.

Financing Activities

Net cash provided by financing activities for the year ended December 29, 2018 primarily consisted of $9.2 million in net proceeds from the 2018 Offering, $5.8 million in net proceeds from the ATM Program, $2.1 million from the issuance of the Iliad Note, $0.8 million from the issuance of common stock to a trust controlled by our President, Chief Executive Officer and Chairman of the Board, and $0.3 million in net borrowings under the SVB Credit Agreement, partially offset by $0.3 million in payments of outstanding debt.

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

Capital Resources

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

Share Purchase Agreement

On May 17, 2018, we entered into a Board approved arm’s length Share Purchase Agreement with a trust controlled by C.K. Hong, our President, Chief Executive Officer and Chairman of the Board, pursuant to which we sold to the trust 5,405,405 shares of our common stock at a price per share of $0.148 (the closing price of our common stock as of the signing of the agreement). The net proceeds received by us were $0.8 million.

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

TRGP Agreement

On May 3, 2017, we entered into a funding agreement (the “TRGP Agreement”), which generally provided that TRGP will directly fund the costs incurred by us or on our behalf in connection with our first ITC action and our U.S. district court proceedings against SK hynix. For the years ended December 29, 2018 and December 30, 2017, TRGP directly paid $1.7 million and $10.2 million on our behalf incurred in connection with these proceedings.

SVB Credit Agreement

On October 31, 2009, we entered into a SVB Credit Agreement, which provides us with the borrowing of up to the lesser of 85% of eligible accounts receivable (increased from 80% as of August 29, 2018) or $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The borrowings under the SVB Credit Agreement bear interest at the Wall Street Journal “prime rate” plus 2.75% per annum. Pursuant to the amendment dated March 20, 2018, the maturity date was extended to March 31, 2019. On March 21, 2019, the SVB Credit Agreement was amended further to extend the maturity date to March 30, 2020.

As of December 29, 2018 and December 30, 2017, the outstanding borrowings under the SVB Credit Agreement were $2.3 million and $2.0 million, respectively, with additional borrowing availability of $0.2 million and $0.1 million, respectively. During the years ended December 29, 2018 and December 30, 2017, we made net borrowings of $0.3 million and $1.3 million, respectively, under the SVB Credit Agreement.

SVIC Note

On November 18, 2015, we issued the SVIC Note, which has an original principal amount of $15.0 million, accrues interest at a rate of 2.0% per year, is due and payable in full on December 31, 2021, and is convertible into shares of our common stock at a conversion price of $1.25 per share, subject to certain adjustments, on the maturity date of the SVIC Note. Partial proceeds from the SVIC Note were used to repay a former loan from a different lender.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to our consolidated financial statements included in Item 15. Exhibit and Financial Statements Schedules beginning on page F-2.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 29, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of December 29, 2018, based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2018.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.Other Information

On March 21, 2019,  we and SVB entered into an amendment to the SVB Credit Agreement to modify certain terms of the SVB Credit Agreement, in order to (i) extend the maturity date of advances under the SVB Credit Agreement from March 31, 2019 to March 30, 2020 and (ii) delete inventory reporting requirements under the SVB Credit Agreement.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Each member of our Board of Directors (referred to as our “Board” or “Board of Directors”) is elected annually at a meeting of our stockholders and serves for a one-year term until the next annual meeting of our stockholders and until his or her successor is elected and qualified, or until an earlier resignation or removal. Each of our executive officers is appointed by, and serves at the direction of, our Board, subject to the terms of our employment agreement with our President and Chief Executive Officer, which is described under “Employment Agreements” in Item 11 of this Form 10-K, and which establishes, among other things, such executive officer’s term of office.

The table and narrative below provide, for our current directors and executive officers, each such individual’s name; age as of March 15, 2019; current position(s) with our Company; tenure in such position(s); information about such individual’s business experience and qualifications, including principal occupation or employment and principal business of the employer, if any, for at least the past five years, and involvement in certain legal or administrative proceedings, if any; and, for each of our directors, other public company director positions held currently or at any time in the last five years and the experiences, qualifications, attributes and skills that led to the conclusion that such individual should serve as a director of our Company. Additionally, for each of our directors, and in addition to each such individual’s specific qualifications and skills described below, we believe each such individual brings a strong and unique background and set of skills to our Board of Directors, which gives our Board competence and experience in a wide variety of areas, including corporate governance and board service, executive management, financial reporting, law and regulation, the memory systems market, the semi-conductor industry, licensing, and worldwide customer and manufacturer management. There is no arrangement or understanding between any director or executive officer and any other person(s) pursuant to which such director or executive officer was or is to be selected as a director or executive officer of our Company, and there are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Chun K. Hong	58	President, Chief Executive Officer and Chairman of the Board
Jun S. Cho	59	Lead Independent Director
Kiho Choi	63	Director
Blake A. Welcher	57	Director
Gail Sasaki	62	Vice President, Chief Financial Officer and Secretary

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

Jun S. Cho joined the Netlist Board in November 2014 and became the Lead Independent Director of the Board in December 2017. Mr. Cho currently serves as General Counsel to Fiat Chrysler Automobiles (“FCA”) Asia Pacific and Vice President and Assistant General Counsel to FCA US LLC (formerly, Chrysler Group LLC), a global automobile company. Mr. Cho has more than 19 years of experience as legal counsel for the FCA and over 12 years of experience in the Asia Pacific region leading FCA’s initiatives in technology licensing, product distribution, M&A transactions and joint ventures, from his bases in Beijing and Shanghai. Prior to FCA, Mr. Cho specialized in international financing and corporate transactions working for global-reaching law firms including Debevoise & Plimpton in New York, Kim & Chang in Seoul, Korea and Arnold & Porter in Washington D.C. Mr. Cho holds a Juris Doctorate degree from the New York University School of Law and is admitted to the bar in the state of New York and in Washington D.C. He received his undergraduate degree in economics from the College of William and Mary. Mr. Cho brings to Netlist’s Board of Directors his considerable legal background and extensive experience with complex organizations and transactions.

Kiho Choi joined the Netlist Board in May 2017. In 2005, Mr. Choi established CKP, LLP (formerly, Choi, Kim & Park, LLP), the largest Korean American full service CPA firm in the United States, and is currently the Managing Partner of the firm. In this role, Mr. Choi is responsible for directing the publicly-held and international company audit service and management and financing consulting practices of the firm. Mr. Choi also currently serves on the Board of Directors of Hanmi Financial Corporation and Hanmi Bank. Mr. Choi began his public accounting career in 1989 in the Assurance and Consulting Division of Watkins, Meegan, Drury & Co, LLC in Washington D.C., a full service regional accounting and consulting firm specializing in government, financial institutions, and non-profit organizations. As a director in-charge of the resolution services division, Mr. Choi had responsibility for auditing banks and government contractors and worked closely with Resolution Trust Corporation and Federal Deposit Insurance Corporation. In 1995, Mr. Choi joined Kim & Lee, LLP, a Korean-American CPA firm, as a partner responsible for the firm’s audit and consulting practice. Mr. Choi is a graduate of the University of Illinois, at Chicago, receiving both a Bachelor and Master of Science degrees in Accounting. Mr. Choi brings to Netlist’s Board of Directors his significant accounting and financial expertise, as well as his extensive senior management experience.

Blake A. Welcher joined the Netlist Board in August 2013. Mr. Welcher currently serves as General Counsel for PSI Services LLC, an assessment and testing development and administration company. Mr. Welcher served as Executive Vice President, General Counsel and Corporate Secretary of DTS, Inc. (“DTS”), a consumer electronics company, until December 2016, when DTS was sold to Tessera Technologies. Mr. Welcher had been a member of the DTS executive team since March 2000. As General Counsel at DTS, he managed the licensing operations and was instrumental in building key assets that have led to DTS’ success. Mr. Welcher led DTS’ legal licensing functions, collaborated with key partners and worked to establish DTS as a global name in consumer electronics. Mr. Welcher holds a bachelor’s degree in Aeronautical Engineering from California Polytechnic State University at San Luis Obispo, a Juris Doctorate and Masters of Intellectual Property degree from Franklin Pierce Law Center (University of New Hampshire School of Law) and is a U.S. licensed Patent Attorney. Mr. Welcher brings more than 20 years of industry experience to Netlist’s Board of Directors with his extensive background in worldwide licensing operations, corporate governance, risk management, intellectual property and legal affairs.

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

Board Committees

Our Board has established a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each of which is described below and operates pursuant to a written charter adopted by our Board and available on our website (www.netlist.com). The table below shows the membership of these committees during our fiscal year ended December 29, 2018 (“Fiscal 2018”) and our current fiscal year ending December 28, 2019 (“Fiscal 2019”) to date. Our Board may also create additional committees from time to time, including committees relating to pending litigation proceedings or other significant corporate matters or committees to approve financing or other strategic transactions.

Name	Audit(1)	Compensation(2)	Nominating and Corporate Governance(3)
Jun S. Cho	•		•
Kiho Choi (4)	Chair	•
Blake A. Welcher	•	Chair	Chair

(1)

Mr. Choi has served as the Chair of this committee at all times during Fiscal 2018 and Fiscal 2019 to date; Mr. Cho has served as a member of this committee since August 2018; and Mr. Welcher has served as a member of this committee at all times during Fiscal 2018 and Fiscal 2019 to date. In addition, the membership of this committee previously included our former director, Mr. Jeffrey Benck, who served on our Board and this committee during Fiscal 2018 until the end of his term in August 2018.

(2)

Mr. Welcher has served as the Chair of this committee since August 2018; Mr. Choi has served as a member of this committee at all times during Fiscal 2018 and Fiscal 2019 to date. In addition, the membership of this committee previously included Mr. Cho, who served on this committee during Fiscal 2018 until August 2018.

(3)	Messrs. Welcher (Chair) and Cho have served on this committee at all times during Fiscal 2018 and Fiscal 2019 to date.

(4)	Our Board has determined that Mr. Choi qualifies as an “audit committee financial expert” in accordance with applicable SEC rules.

Audit Committee

The primary functions of our Audit Committee are, among other things, to:

•oversee our financial reporting process, including discussing with our independent registered public accounting firm the scope and plans for all annual audits and discussing with management and our independent registered public accounting firm the adequacy and effectiveness of our accounting and financial controls, systems to monitor and manage business risk, and legal and ethical compliance programs;

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

•	review the evaluation process and compensation structure for our non-Section 16 executive officers;

•	assist the Board in developing and evaluating potential candidates for executive positions and oversee the development of executive succession plans; and

•	review and act as administrator of our incentive compensation and other stock-based plans.

Nominating and Corporate Governance Committee

The primary functions of our Nominating and Corporate Governance Committee are, among other things, to:

•	lead the search for individuals qualified to become members of the Board and select director nominees to be presented at our annual meetings of stockholders;

•	review the standards to be applied by the Board in making determinations as to whether a director satisfies applicable independence requirements;

•	review the Board’s structure and the Board’s committee structure and make recommendations as appropriate, including recommending to the Board the directors to serve as members of each Board committee;

•	conduct an annual performance evaluation of the Board and its committees;

•	advise the Board on candidates for the positions of Chairman of the Board, Lead Independent Director, Chief Executive Officer and other executive officer positions;

•	develop, recommend to the Board and review a set of corporate governance guidelines and a code of business conduct and ethics; and

•

review changes in legislation, regulations and other developments impacting corporate governance and make recommendations to the Board with respect to these matters and corporate governance matters generally.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as all of our other executive officers and employees and all of our directors. Shareholders may download a free copy of our Code of Business Conduct and Ethics from our website (www.netlist.com). We intend to disclose on our website any amendments to or waivers from this code by posting the relevant material on our website (www.netlist.com) in accordance with SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of ownership on Form 3 and changes in ownership on Forms 4 or 5. These executive officers, directors and 10% beneficial owners are also required by SEC rules to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports received by us or written representations from persons subject to Section 16(a) of the Exchange Act, we believe our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements in Fiscal 2018.

Item 11.Executive Compensation

Executive Compensation

The table below provides information about the compensation awarded to, earned by or paid to each of the following individuals, which we refer to collectively as our “named executive officers,” for Fiscal 2018 and our fiscal year ended December 30, 2017 (“Fiscal 2017”): each person serving at any time during Fiscal 2018 as our principal executive officer (our President and Chief Executive Officer, Mr. Hong); and our only other executive officer serving as such at any time during Fiscal 2018 (our Vice President, Chief Financial Officer and Secretary, Ms. Sasaki).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)	Stock Option Awards($)(1)	Restricted Stock Awards($)(2)	All Other Compensation($)(3)	Total($)
Chun K. Hong	2018	323,000	—	75,780	47,328	446,108
President and Chief Executive Officer	2017	323,000	224,412	—	52,899	600,311
Gail Sasaki	2018	200,000	—	18,945	1,385	220,330
Vice President, Chief Financial Officer and Secretary	2017	200,000	56,103	—	5,382	261,485

(1)

Represents the grant date fair value of awards granted in the applicable fiscal year, measured in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). The assumptions used in the calculations for these amounts are described in Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation and Note 9—Stockholders’ Equity—Stock-Based Compensation to our consolidated financial statements included in this Form 10-K. The material terms of each stock option award granted in Fiscal 2018 and Fiscal 2017 are described below under “Outstanding Equity Awards at Fiscal Year End.”

(2)

Represents the grant date fair value of the restricted stock awards granted during the year calculated in accordance with ASC 718. The grant date fair value was determined using the fair value of the underlying shares of our common stock.

(3)

For Fiscal 2018, the amount consists of (a) for Mr. Hong, $15,816 for automobile rental payments, $3,554 for other vehicle-related costs, $21,302 for a country club membership, $2,482 for a health club membership, and $4,174 for income tax and estate planning costs incurred on Mr. Hong’s behalf, and (b) for Ms. Sasaki, the amount of our matching contributions under our savings plan qualified under Section 401(k) of the Internal Revenue Code (the “Code”). For Fiscal 2017, the amount consists of (a) for Mr. Hong, $12,317 for automobile rental payments, $6,479 for other vehicle-related costs, $20,927 for a country club membership, $7,411 for a health club membership, and $5,765 for income tax and estate planning costs incurred on Mr. Hong’s behalf, and (b) for Ms. Sasaki, the amount of our matching contributions under our savings plan qualified under Section 401(k) of the Code.

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

Mr. Hong’s employment agreement automatically renews for additional one-year periods unless we provide or Mr. Hong provides notice of termination six months prior to the renewal date, but at all times Mr. Hong may terminate his employment upon six months’ advance written notice to us and we may terminate Mr. Hong’s employment upon 30 days’ advance written notice to Mr. Hong. If we terminate Mr. Hong’s employment without cause or if he resigns from his employment for good reason, which includes a termination or resignation upon a change of control of our Company, Mr. Hong would be entitled to receive continued payments of his base salary for one year, reimbursement of medical insurance premiums during that period unless he becomes employed elsewhere, a pro-rated portion of his annual performance bonus, and, if any severance payment is deemed to be an “excess parachute payment” within the meaning of Section 280G of the Code, an amount equal to any excise tax imposed under Section 4999 of the Code. In addition, upon any such termination or resignation, any unvested stock options held by Mr. Hong would immediately become fully vested and exercisable as of the effective date of the termination or resignation. If Mr. Hong’s employment is terminated due to death or disability, he or his estate would receive a lump-sum payment equal to half of his annual base salary and any stock options held by Mr. Hong would vest to the same extent as they would have vested one year thereafter. Additionally, if Mr. Hong’s employment is terminated due to death or disability, 25% of the shares subject to outstanding stock options, or such lesser amount as is then unvested, would immediately vest and become exercisable. If Mr. Hong resigns without good reason or is terminated for cause, we would have no further obligation to him other than to pay his base salary or other amounts earned by him through the date of resignation or termination.

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

•

“good reason” means (i) the assignment to Mr. Hong, without his consent, of duties inconsistent with his position so as to constitute a diminution of status with our Company, including an assignment of Mr. Hong to a position other than President and Chief Executive Officer of our Company, (ii) our reduction of Mr. Hong’s base salary as in effect at any time without Mr. Hong’s consent, other than a decrease of up to (and including) 10% in connection with an adverse change in the business operations or financial condition of our Company, (iii) the occurrence of a change of control, or (iv) a requirement that Mr. Hong relocate (or report on a regular basis) to an office outside of Orange County without his consent; and

•

a “change of control” means the occurrence of any of the following: (i) any person or entity is or becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of our Company representing a percentage of the combined voting power of our then-outstanding securities that is greater than 50%, (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date of Mr. Hong’s employment agreement, constituted our Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of our Company) whose appointment or election by the Board or nomination for election by our stockholders is approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on the date of Mr. Hong’s employment agreement or whose appointment, election or nomination for election was previously so approved or recommended; (iii) there is consummated a merger or consolidation of our Company in which our Company does not survive or our Company survives but the shares of our common stock outstanding immediately prior to such merger or consolidation represent 50% or less of the voting power of our Company after such merger or consolidation; or (iv) our stockholders approve a plan of our complete liquidation or dissolution or there is consummated an agreement for our sale or disposition of all or substantially all of our assets, other than a sale or disposition of all or substantially all of our assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by our stockholders in substantially the same proportions as their ownership of our Company immediately prior to such sale.

We have not entered into an employment agreement with Ms. Sasaki, our Vice President, Chief Financial Officer and Secretary. For Fiscal 2018 and Fiscal 2017, Ms. Sasaki received an annualized base salary of $200,000. If

Ms. Sasaki’s employment is terminated due to death or disability, any stock options held by Ms. Sasaki would vest to the same extent as they would have vested one year thereafter. Additionally, if Ms. Sasaki’s employment is terminated due to death or disability, 25% of the shares subject to outstanding stock options, or such lesser amount as is then unvested, would immediately vest and no additional shares would vest thereafter. Ms. Sasaki is eligible for a target cash bonus of 75% of her base salary, which is to be determined by our Board in its discretion based on various factors.

Cash Bonuses

No cash bonuses were paid to either Mr. Hong or Ms. Sasaki for Fiscal 2018 and Fiscal 2017.

Retirement Benefits

We maintain a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code, to which all of our employees, including our named executive officers, are able to contribute up to the limit prescribed by applicable tax rules on a before-tax basis. All of these employee contributions are fully-vested upon contribution. In addition, we may make matching contributions on the contributions of our employees on a discretionary basis, and during Fiscal 2018 and Fiscal 2017, we made matching contributions equal to 50% of the first 6% of pay that was contributed by employees, including our named executive officers, to the plan. Effective for pay periods beginning April 15, 2018, we no longer make these matching contributions.

Outstanding Equity Awards at Fiscal Year End

The following table shows information about the equity awards held by our named executive officers as of the end of Fiscal 2018:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(#)(1)	Number of Securities Underlying Unexercised Options Unexercisable(#)(1)	Option Exercise Price($)	Option Expiration Date	Number of Shares That Have Not Vested(#)(2)	Market Value of Shares That Have Not Vested($)(2)
Chun K. Hong	6/10/2009	50,000	—	0.33	6/10/2019	—	—
	3/17/2011	300,000	—	2.21	3/17/2021	—	—
	2/27/2012	300,000	—	3.59	2/27/2022	—	—
	2/11/2013	300,000	—	0.71	2/11/2023	—	—
	2/21/2014	300,000	—	2.05	2/21/2024	—	—
	1/6/2015	281,250	18,750	0.84	1/6/2025	—	—
	1/8/2016	206,250	93,750	0.70	1/18/2026	—	—
	2/14/2017	131,250	168,750	1.02	2/14/2027	—	—
	4/13/2018	—	—	—	—	300,000	75,780
Gail Sasaki	6/10/2009	18,750	—	0.33	6/10/2019	—	—
	3/17/2011	75,000	—	2.21	3/17/2021	—	—
	2/27/2012	75,000	—	3.59	2/27/2022	—	—
	2/11/2013	75,000	—	0.71	2/11/2023	—	—
	2/21/2014	75,000	—	2.05	2/21/2024	—	—
	1/6/2015	70,312	4,688	0.84	1/6/2025	—	—
	1/18/2016	51,562	23,438	0.70	1/18/2026	—	—
	2/14/2017	32,812	42,188	1.02	2/14/2027	—	—
	4/13/2018	—	—	—	—	75,000	18,945

(1)Represents stock option awards granted under the Netlist, Inc. Amended and Restated 2006 Equity Incentive Plan (the “Equity Plan”). These stock option awards that are not fully exercisable vest in 16 equal quarterly installments, subject to continued service on each vesting date, subject to accelerated vesting in certain circumstances as described under “Employment Agreements” above.

(2)Represents restricted stock awards granted under the Equity Plan. Restrictions on shares lapse equally on the first and second anniversaries of their grant date.

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

In addition, each of our non-employee directors is granted a stock option award to purchase up to 25,000 shares of our common stock upon his or her initial appointment or election to the Board, and a stock option award to purchase up to 20,000 shares of our common stock each year in which he or she continues to serve as a director. For awards granted to non-employee directors before Fiscal 2017, all stock options vest in 16 equal quarterly installments, and for awards granted to non-employee directors in Fiscal 2017 and thereafter, all stock options vest in one installment on the, earlier of, the one-year anniversary of the award or the day prior to the next annual shareholders meeting, in all cases subject to continued service on each vesting date. All stock option awards granted to non-employee directors are granted under our equity compensation plans then in effect and have an exercise price equal to the fair market value of our common stock on the grant date of the award.

Directors who are our employees receive no additional compensation for their service as directors.

Director Compensation Table

The following table shows the compensation of our non-employee directors for Fiscal 2018. Mr. Hong, our President and Chief Executive Officer, is not included in this table because he is an employee of our Company and receives no additional compensation for his service as a director. The compensation received by Mr. Hong as an employee of our Company is described in this Item 11 above.

Name	Fees Earned or Paid in Cash($)	Option Awards($)(1)		Total($)
Jeff Benck (3)	23,750	—		23,750
Jun S. Cho	40,004	1,987	(2)	41,991
Kiho Choi	43,004	1,987	(2)	44,991
Blake A. Welcher	39,000	1,987	(2)	40,987

(1)

Represents the grant date fair value of stock option awards granted in Fiscal 2018, measured in accordance with ASC Topic 718. The assumptions used in the calculations for these amounts are described in Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation and Note 9—Stockholders’ Equity—Stock-Based Compensation to our consolidated financial statements included in this Form 10-K. At the end of Fiscal 2018, each individual named in the table held stock options to purchase the following number of shares of our common stock: (i) Mr. Cho, 105,000; (ii) Mr. Choi, 45,000; and (iii) Mr. Welcher, 125,000.

(2)

Represents a stock option award granted on August 20, 2018 to purchase 20,000 shares of our common stock at an exercise price of $0.12 per share, which will vest and become fully exercisable on August 20, 2019.

(3)

Mr. Benck’s term of services as a director expired on August 15, 2018. As a result, Mr. Benck’s outstanding and unvested stock options as of such date, relating to 12,500 shares of our common stock, were forfeited upon his resignation, and Mr. Benck’s outstanding and vested stock options as of such date, relating to 32,500 shares of our common stock, were forfeited on November 13, 2018 because these stock options were not exercised on or before such date.

Equity Compensation Plans

We currently maintain one equity incentive plan, the Equity Plan. The Equity Plan initially became effective in 2006, was amended and restated in 2010, 2016 and 2019. Our Board and, when required, our stockholders have previously approved the Equity Plan, including all amendments and restatements of such plan. The terms of the Equity Plan are summarized below.

Share Reserve and Share Limits

Each January 1, the number of shares reserved for issuance under the Equity Plan will continue to be automatically increased by the lesser of (i) 2.5% of the shares then issued and outstanding, or (ii) 1,200,000 shares. As of March 15, 2019, there were 13,805,566 total shares reserved for issuance under the Equity Plan, including 8,949,383 shares subject to outstanding equity awards granted under this plan.

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

Eligibility

Persons eligible to receive awards under the Equity Plan include directors, officers and other employees of and consultants and advisors to our Company or any of our subsidiaries. As of December 29, 2018, approximately 70 officers and other employees of our Company and our subsidiaries (including all of the named executive officers) and each of our four non-employee directors are eligible to receive awards under the Equity Plan.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of March 15 2019 (the “Table Date”) unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each person named below is c/o Netlist, Inc., 175 Technology Drive, Suite 150, Irvine, CA 92618.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Chun K. Hong (2)	12,206,276	8.6%
Gail Sasaki (3)	581,249	*
Jun S. Cho (4)	276,750	*
Kiho Choi (5)	25,000	*
Blake A. Welcher (6)	101,250	*
All executive officers and directors as a group (5 persons) (7)	13,190,525	9.2%

*Represents beneficial ownership of less than 1%.

(1)	All ownership percentages are based on 140,020,665 shares of our common stock outstanding as of the Table Date.

(2)

Represents (i) 1,962,500 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date, (ii) 9,943,776 outstanding shares of common stock, of which 9,858,208 shares are held by Mr. Hong and his wife, Won K. Cha, as co-trustees of the Hong-Cha Community Property Trust. Mr. Hong and Ms. Cha possess shared voting and investment power over the shares of common stock held by the Hong-Cha Community Property Trust, and each disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein, and (iii) 300,000 shares of restricted stock that are forfeitable until vested (restrictions on the shares of restricted stock lapse equally on April 12, 2019 and April 12, 2020).

(3)

Represents 496,874 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date, 9,375 outstanding shares of common stock and 75,000 shares of restricted stock that are forfeitable until vested (restrictions on the shares of restricted stock lapse equally on April 12, 2019 and April 12, 2020).

(4)

Represents 81,250 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date, 276,750 outstanding shares of common stock, of which 175,500 are held in 401(k) and other investment accounts.

(5)	Represents 25,000 shares of common stock issuable upon the exercise of stock options that are vested and exercisable within 60 days after the Table Date.

(6)	Represents 101,250 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date.

(7)

Represents 2,666,874 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date, 10,148,651 outstanding shares of common stock, and 375,000 shares of restricted stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 29, 2018 about compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights($)	Number of securities remaining available for future equity compensation plans
Equity compensation plans approved by security holders	7,086,086	(1)	1.32	2,811,339	(1)
Equity compensation plans not approved by security holders	1,100,000	(2)	0.39	—
Total	8,186,086		1.18	2,811,339

(1)	Subject to certain adjustments, as of December 29, 2018, we were authorized to issue a maximum of 12,605,566 shares of our common stock pursuant to awards granted under the Equity Plan.

(2)	Consists of 1,100,000 stock option awards outstanding as of December 29, 2018.

Item 13.Certain Relationships and Related Transactions, and Director Independence

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

On May 21, 2018, a trust controlled by Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board, purchased 5,405,405 shares of our common stock, par value $0.001 per share, at a price per share of $0.148 for $800,000 pursuant to a Board approved arm’s length Share Purchase Agreement entered into with our Company on May 17, 2018.

Our Vice President of Operations, Paik K. Hong, is the brother of Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board. For Fiscal 2018, Mr. P. K. Hong earned cash salary of $200,000 and was granted 75,000 shares of restricted stock with grant date fair value of $18,945 measured in accordance with ASC 718. For Fiscal 2017, Mr. Paik. K. Hong earned cash salary of $200,000 and was granted a stock option award to purchase up to 75,000 shares of our common stock at an exercise price of $1.02. The total grant date fair value of the stock option awards granted to Mr. Paik. K. Hong in Fiscal 2017 measured in accordance with ASC 718 was $56,103. The assumptions used in the calculations for these amounts are described in Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation and Note 9—Stockholders’ Equity—Stock-Based Compensation to our consolidated financial statements included in this Form 10-K.

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

Director Independence

Our common stock was listed on The Nasdaq Capital Market until September 27, 2018. On September 27, 2018, our common stock began trading on the OTCQX® Best Market. OTCQX® Best Market does not require that a majority of the board of directors be independent. Our Board has continued to consider the independence of our directors under the listing standards of The Nasdaq Capital Market. Our Board has determined that each of our current directors and each of our directors serving at any time in Fiscal 2018, other than our President and Chief Executive Officer, Mr. Hong, is independent. In addition, our Board has determined that each director serving currently or at any time in Fiscal 2018 as a member of our Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee were independent under the listing standards of The Nasdaq Capital Market.

Further, our Board determined that each of our directors and each of our directors serving at any time in Fiscal 2017, other than our President and Chief Executive Officer, Mr. Hong, is independent. In addition, our Board determined that each director serving currently or at any time in Fiscal 2017 as a member of our Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee were independent under the listing standards of The Nasdaq Capital Market.

Item 14.Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed to us by our independent registered public accounting firm, KMJ Corbin & Company LLP (“KMJ”), for the indicated services performed during Fiscal 2018 and Fiscal 2017:

	Fiscal 2018($)	Fiscal 2017($)
Audit Fees (1)	137,600	152,640
Audit-Related Fees (2)	—	—
Tax Fees (2)	—	—
All Other Fees (2)	—	—
Total Fees	137,600	152,640

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

(2)         KMJ did not bill to us any audit-related fees, tax fees or other fees in Fiscal 2018 or Fiscal 2017.

Pre-Approval Policies and Procedures

Our Audit Committee’s charter requires our Audit Committee to pre-approve all audit and permissible non-audit services to be performed for us by our independent registered public accounting firm, except for certain “de minimus” non-audit services that may be ratified by the Audit Committee in accordance with applicable SEC rules, in order to assure that the provision of such services is compatible with maintaining the independence of our independent registered public accounting firm. Our Audit Committee pre-approved all services performed by KMJ in Fiscal 2018 and Fiscal 2017.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements.

The following financial statements are included immediately following the signature page to this report and are filed in Part II, Item 8 of this report:

All financial statement schedules have been omitted, as they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1.1	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	3.1	August 17, 2018
3.1.3	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	3.1.2	August 15, 2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.1	December 20, 2012
3.2.1	Certificate of Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.1	December 29, 2017
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated July 17, 2013		8-K	001-33170	4.1	July 18, 2013
4.2	Senior Secured Convertible Promissory Note, dated November 18, 2015, issued by Netlist, Inc. to SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	4.1	November 19, 2015
4.3	Stock Purchase Warrant, dated November 18, 2015, issued by Netlist, Inc. to SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	4.2	November 19, 2015
4.4	Stock Purchase Warrant, dated November 18, 2015, issued by Netlist, Inc.		10-K	001-33170	4.4	March 31, 2017
4.5	Rights Agreement, dated as of April 17, 2017, by and between Netlist, Inc. and Computershare Trust Company, N.A., as rights agent		8-K	001-33170	4.1	April 17, 2017
4.6	Amendment No. 1 to Rights Agreement, dated as of April 16, 2018, by and between Netlist, Inc. and Computershare Trust Company, N.A., as rights agent.		8-K	001-33170	4.1	April 17, 2018
4.7	Form of Warrant Agreement to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated September 12, 2018.		8-K	001-33170	4.1	September 14, 2018
10.1#	Form of Indemnity Agreement for officers and directors		S-1	333-136735	10.12	August 18, 2006
10.2#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong		S-1	333-136735	10.13	September 27, 2006
10.3#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.	X

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.4#	Form of Restricted Stock Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-Q	001-33170	10.2	May 17, 2010
10.5#	Form of Stock Option Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.6	March 31, 2017
10.6	Loan and Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc.		8-K	001-33170	10.1	November 2, 2009
10.7	Intercompany Subordination Agreement, dated October 31, 2009, among Silicon Valley Bank, Netlist, Inc., and Netlist Technology Texas, L.P.		8-K	001-33170	10.2	November 2, 2009
10.8	Guarantor Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist Technology Texas LP		8-K	001-33170	10.3	November 2, 2009
10.9	Intellectual Property Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc.		8-K	001-33170	10.4	November 2, 2009
10.10	Amendment to Loan Documents, dated March 24, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 7, 2010
10.11	Amendment to Loan Documents, dated June 30, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.2	August 12, 2010
10.12	Amendment to Loan Documents, dated September 30, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	November 16, 2010
10.13	Amendment to Loan Documents, dated May 11, 2011, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 12, 2011
10.14	Amendment to Loan Documents, dated August 10, 2011, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	August 15, 2011
10.15	Amendment to Loan Documents, dated May 14, 2012, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 15, 2012
10.16	Forbearance to Loan and Security Agreement, dated March 27, 2013, between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.32	March 29, 2013
10.17	Amendment to Loan Documents, dated July 17, 2013, between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.6	November 12, 2013
10.18	Amendment to Loan Documents, dated September 30, 2014, between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.24	March 27, 2015

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.19	Senior Secured Convertible Promissory Note and Warrant Purchase Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	10.1	November 19, 2015
10.20	Registration Rights Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	10.2	November 19, 2015
10.21	Amendment to Loan Documents, dated January 29, 2016, between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	February 1, 2016
10.22	Amendment to Loan and Security Agreement, dated March 27, 2017, between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	March 29, 2017
10.23	Amendment to Loan and Security Agreement, dated April 12, 2017, by and between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.1	August 15, 2017
10.24	Amendment to Loan and Security Agreement, dated March 20, 2018, by and between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	March 26, 2018
10.25	Amendment to Loan and Security Agreement, dated March 21, 2019, by and between Netlist, Inc. and Silicon Valley Bank	X
10.26§	Investment Agreement, dated May 3, 2017, by and between Netlist, Inc. and TR Global Funding V, LLC		10-Q	001-33170	10.2	August 15, 2017
10.27	Security Agreement, dated May 3, 2017, by and between Netlist, Inc. and TR Global Funding V, LLC		10-Q	001-33170	10.3	August 15, 2017
10.28	Intercreditor Agreement, dated May 3, 2017, by and between SVIC No. 28 New Technology Business Investment L.L.P. and TR Global Funding V, LLC and consented and agreed to by Netlist, Inc.		10-Q	001-33170	10.4	August 15, 2017
10.29	Intercreditor Agreement, dated May 3, 2017, by and between Silicon Valley Bank and TR Global Funding V, LLC and consented and agreed to by Netlist, Inc.		10-Q	001-33170	10.5	August 15, 2017
10.30	Amended and Restated Intercreditor Agreement, dated April 20, 2017, by and between SVIC No. 28 New Technology Business Investment L.L.P and Silicon Valley Bank and consented and agreed to by Netlist, Inc.		10-Q	001-33170	10.6	August 15, 2017

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.31	Securities Purchase Agreement, dated as of August 27, 2018, by and between Netlist, Inc. and Iliad Research and Trading, L.P.		8-K	001-33170	10.1	August 31, 2018
10.32	Convertible Promissory Note, dated as of August 27, 2018, by and between Netlist, Inc. and Iliad Research and Trading, L.P.		8-K	001-33170	10.2	August 31, 2018
10.33	Form of Securities Purchase Agreement dated September 12, 2018, by and among Netlist, Inc. and the purchasers identified therein.		8-K	001-33170	10.1	September 14, 2018
10.34	Placement Agent Agreement dated September 12, 2018 by and between Netlist, Inc. and Roth Capital Partners, LLC.		8-K	001-33170	10.2	September 14, 2018
21.1	Subsidiaries of Netlist, Inc.	X
23	Consent of KMJ Corbin & Company LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

+Furnished herewith.

#Management contract or compensatory plan or arrangement.

§Confidential treatment has been granted with respect to portions of this exhibit.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 22, 2019

Netlist, Inc.

By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chun K. Hong	President, Chief Executive Officer and Chairman of the Board
Chun K. Hong	(Principal Executive Officer)	March 22, 2019

/s/ Gail Sasaki	Vice President and Chief Financial Officer
Gail Sasaki	(Principal Financial and Accounting Officer)	March 22, 2019

/s/ Jun S. Cho	Director	March 22, 2019
Jun S. Cho

/s/ Kiho Choi	Director	March 22, 2019
Kiho choi

/s/ Blake A. Welcher	Director	March 22, 2019
Blake A. Welcher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Netlist, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California
March 22, 2019

NETLIST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value amounts)

	December 29,	December 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$14,802	$6,720
Restricted cash	1,850	2,800
Accounts receivable, net of reserves of $39 (2018) and $44 (2017)	2,917	2,997
Inventories	2,946	4,105
Prepaid expenses and other current assets	677	303
Total current assets	23,192	16,925
Property and equipment, net	279	459
Other assets	1,394	1,406
Total assets	$24,865	$18,790

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$9,497	$6,120
Revolving line of credit	2,293	2,024
Accrued payroll and related liabilities	604	807
Accrued expenses and other current liabilities	343	338
Note payable	376	—
Total current liabilities	13,113	9,289
Convertible promissory notes and accrued interest, net of debt discounts	17,346	14,766
Long-term warranty liability	78	61
Total liabilities	30,537	24,116
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—300,000 shares authorized; 139,283 (2018) and 79,314 (2017) shares issued and outstanding	139	80
Additional paid-in capital	169,355	152,640
Accumulated deficit	(175,166)	(158,046)
Total stockholders' deficit	(5,672)	(5,326)
Total liabilities and stockholders' deficit	$24,865	$18,790

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 29,	December 30,
	2018	2017
Net sales	$33,529	$38,322
Cost of sales(1)	31,228	35,866
Gross profit	2,301	2,456
Operating expenses:
Research and development(1)	2,899	5,231
Intellectual property legal fees	8,918	2,705
Selling, general and administrative(1)	6,856	7,374
Total operating expenses	18,673	15,310
Operating loss	(16,372)	(12,854)
Other expense, net:
Interest expense, net	(739)	(564)
Other (expense) income, net	(11)	4
Total other expense, net	(750)	(560)
Loss before (benefit) provision for income taxes	(17,122)	(13,414)
(Benefit) provision for income taxes	(2)	6
Net loss	$(17,120)	$(13,420)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.20)
Weighted-average common shares outstanding:
Basic and diluted	107,071	65,513

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$26	$40
Research and development	236	348
Selling, general and administrative	475	829
Total stock-based compensation	$737	$1,217

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	—	$—	61,653	$62	$144,035	$(144,626)	$(529)
Stock-based compensation	—	—	—	—	1,217	—	1,217
Exercise of stock options	—	—	267	1	181	—	182
Issuance of common stock, net	—	—	17,394	17	7,207	—	7,224
Net loss	—	—	—	—	—	(13,420)	(13,420)
Balance, December 30, 2017	—	—	79,314	80	152,640	(158,046)	(5,326)
Stock-based compensation	—	—	—	—	737	—	737
Exercise of stock options	—	—	30	—	11	—	11
Issuance of restricted stock	—	—	525	—	—	—	—
Issuance of common stock, net	—	—	59,414	59	15,703	—	15,762
Warrants issued in lieu of payments	—	—	—	—	74	—	74
Estimated fair value of conversion option, in connection with convertible debt	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	(17,120)	(17,120)
Balance, December 29, 2018	—	$—	139,283	$139	$169,355	$(175,166)	$(5,672)

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 29,	December 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,120)	$(13,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254	280
Interest accrued on convertible promissory notes	361	299
Amortization of debt discounts	334	216
Stock-based compensation	737	1,217
Provision for bad debt	—	10
Issuance of warrant in lieu of payment	74	—
Changes in operating assets and liabilities:
Accounts receivable	80	(1,256)
Inventories	1,159	(945)
Prepaid expenses and other assets	359	347
Accounts payable	3,375	2,092
Accrued payroll and related liabilities	(203)	(278)
Accrued expenses and other liabilities	22	93
Net cash used in operating activities	(10,568)	(11,345)
Cash flows from investing activities:
Acquisition of property and equipment	(74)	(94)
Net cash used in investing activities	(74)	(94)
Cash flows from financing activities:
Net borrowings under line of credit	269	1,348
Proceeds from issuance of debt	2,100	—
Debt issuance costs	(23)	—
Payments on debt	(345)	(371)
Proceeds from issuance of common stock, net	15,762	7,224
Proceeds from exercise of stock options and warrants	11	182
Net cash provided by financing activities	17,774	8,383
Net change in cash, cash equivalents and restricted cash	7,132	(3,056)
Cash, cash equivalents and restricted cash at beginning of period	9,520	12,576
Cash, cash equivalents and restricted cash at end of period	$16,652	$9,520

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$14,802	$6,720
Restricted cash	1,850	2,800
Cash, cash equivalents and restricted cash at end of period	$16,652	$9,520

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Netlist, Inc. and its wholly owned subsidiaries (collectively the “Company” or “Netlist”) provides high-performance modular memory subsystems to customers in diverse industries that require enterprise and storage class memory solutions to empower critical business decisions. The Company has a history of introducing disruptive new products, such as one of the first load-reduced dual in-line memory modules (“LRDIMM”) based on its distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM. The Company was also one of the first to bring NAND flash memory (“NAND flash”) to the memory channel with its NVvault non-volatile dual in-line memory modules (“NVDIMM”) using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. The Company recently introduced a new generation of storage class memory products called HybriDIMM to address the growing need for real-time analytics in Big Data applications, in-memory databases, high performance computing and advanced data storage solutions. The Company also resells NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

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

Liquidity

The Company incurred net losses of $17.1 million and $13.4 million for the fiscal years ended December 29, 2018 and December 30, 2017, respectively. The Company has historically financed its operations primarily with revenues generated from operations, including product sales, proceeds from issuances of equity and debt securities including convertible debt and a non-recurring engineering (“NRE”) fee from its Joint Development and License Agreement (“JDLA”) with Samsung Electronics Co., Ltd. (“Samsung”) (see Note 6). The Company has also funded its operations with a revolving line of credit under a bank credit facility, and a funding arrangement for costs associated with certain of its legal proceedings (see Notes 5, 6 and 8).

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

On May 17, 2018, the Company entered into a Board approved arm’s length Share Purchase Agreement with a trust controlled by C.K. Hong, its President, Chief Executive Officer and Chairman of the Board, pursuant to which the Company sold to the trust 5,405,405 shares of its common stock at a price per share of $0.148 (the closing price of its common stock as of the signing of the agreement) (See Note 9). The net proceeds received by the Company were $0.8 million.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52 or 53 week fiscal year ending on the Saturday closest to December 31. The 2018 and 2017 fiscal years ended on December 29, 2018 and December 30, 2017, respectively, and consisted of 52 weeks.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. Significant items subject to such estimates and assumptions include provisions for uncollectible receivables and sales returns, warranty liability, valuation of inventories, fair value of financial instruments, useful lives and impairment of property and equipment, the fair value of the Company’s equity-based compensation awards and convertible debt instruments and the realization of deferred tax assets. Actual results may differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements and the accompanying notes to conform to the current year presentation. Effective December 31, 2017, the Company adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), and as a result, the Company reclassified the presentation of its statement of cash flows for the year ended December 30, 2017 to conform with the new cash guidance. See below Adoption of New Accounting Pronouncements.

Segments

The Company’s chief operating decision maker is its chief executive officer, and the Company has determined that it operates in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets and component products purchased for the purpose of resale. Therefore, results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting.

Revenue Recognition

The Company recognizes revenues when control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. See Note 3 for further discussion on revenues.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less.

Restricted Cash

The Company’s restricted cash consists of cash to secure standby letters of credit (see Note 5).

Fair Value of Financial Instruments

The Company follows Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“Topic 820”) to account for the fair value of certain assets and liabilities. Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, a revolving line of credit, and convertible promissory notes. The Company considers the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The Company estimates the fair values of its revolving line of credit and convertible promissory notes by using current applicable rates for similar instruments as of the balance sheet date and an assessment of its credit rating. The carrying value of the Company’s revolving line of credit at December 29, 2018 and December 30, 2017 approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The Company estimates the fair value of its convertible promissory notes by using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company has determined that the valuation of its convertible promissory notes is classified in Level 2 of the fair value hierarchy. The carrying value and estimated fair value of the senior secured convertible promissory note as of December 29, 2018 were $14.3 million and $11.7 million, respectively. The carrying value and estimated fair value of the senior secured convertible promissory note as of December 30, 2017 were $14.1 million and $12.3 million, respectively. The carrying value and estimated fair value of the unsecured convertible note, issued on August 27, 2018, were $2.0 million and $1.7 million as of December 29, 2018, respectively.

Accounts Receivable, net

The Company extends credit to its customers. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company specifically analyzes the age of customer balances, historical bad debt experiences, customer credit-worthiness and changes in customer payment terms when making estimates of the collectability of the Company’s accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off.

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

The Company’s trade accounts receivable are primarily derived from sales to original equipment manufacturers (“OEMs”) in the server, high-performance computing and communications markets, as well as from sales to storage customers, appliance customers, system builders and cloud and datacenter customers. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company believes the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms, a high level of credit worthiness of its customers (see Note 11), foreign credit insurance, and letters of credit issued in its favor.  Reserves are maintained for potential credit losses, and such losses historically have not been significant and have been within management’s expectations.

Inventories

Inventories are valued at the lower of actual cost to purchase or manufacture the inventory or the net realizable value of the inventory. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. At each balance sheet date, the Company evaluates its ending inventory quantities on hand and on order and records a provision for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. In addition, the Company considers changes in the market value of components in determining the net realizable value of its inventory. At the point of the write-down recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Debt Issuance Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying consolidated balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the interest method. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt and are also recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the interest method.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of the Company’s customers and reductions in average sales prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The management believes there is no impairment of long-lived assets as of December 29, 2018 and December 30, 2017.

Warranty Liability

The Company offers standard product warranties generally ranging from one to three years to its memory subsystem products customers, depending on the negotiated terms of any purchase agreements, and has no other post-shipment obligations or separately priced extended warranty or product maintenance contracts. These warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. Warranties are not offered on sales of component products. The Company records an estimate for warranty related costs at the time of sale based on its historical and estimated future product return rates and expected repair or replacement costs (see Note 4). Estimated future warranty costs are recorded in the period in which the sale is recorded and are included in cost of sales in the accompanying consolidated statements of operations.

Stock-Based Compensation

Stock-based awards are comprised principally of stock options and restricted stock. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of estimated forfeitures. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options. The model requires the Company to estimate the expected volatility and expected term of the stock options, which are highly complex and subjective variables. The expected volatility is based on the historical volatility of the Company’s common stock. The expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company’s history and management’s expectation regarding dividend payouts. The grant-date fair value of restricted stocks equals the closing price of the Company’s common stock on the grant date.

Prior to the adoption of FASB ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07” or “Topic 718”) in the second quarter of 2018, the Company accounted for equity-based awards to non-employees in accordance with ASC Topic 505, Equity. All transactions in which goods or services were the consideration received for the issuance of equity instruments were accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever was more reliably measurable. The measurement date used to determine the estimated fair value of the equity instrument issued was the earlier of the date on which the third-party performance was complete or the date on which it was probable that performance would occur. Upon the adoption of ASU No. 2018-07, the Company accounts for all stock-based awards in accordance with Topic 718.

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the Company’s position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax laws, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company recognizes both accrued interest and penalties associated with uncertain tax positions as a component of provision for income taxes in the consolidated statements of operations.

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

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant in 2018 or 2017.

Net Loss Per Share

The Company computes net loss per share using the two-class method required for participating securities. The Company considers restricted stock awards to be participating securities because holders of such shares have nonforfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. Under the two-class method, undistributed earnings are allocated to common stock and the participating securities according to their respective participating rights in undistributed earnings, as if all the earnings for the period had been distributed. No allocation of undistributed earnings to participating securities was performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company.

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period following the two-class method. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, shares issuable under the conversion feature of convertible notes using the “if-converted” method, and shares issuable upon the vesting of restricted stock awards. In periods of losses, basic and diluted loss per share are the same, as the effect of stock options, warrants, convertible notes and unvested restricted stock awards on loss per share is anti-dilutive.

Adoption of New Accounting Pronouncements

On December 31, 2017, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments (“Topic 606”), which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements. See Note 3 for further discussion.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. The Company adopted these standards in the first quarter of 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash, cash equivalents and restricted cash reported on the consolidated statements of cash flows now includes restricted cash of $2.8 million and $3.1 million as of December 30, 2017 and December 31, 2016, respectively, as well as previously reported cash and cash equivalents.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)(“ASU 2018-15”), which amends the accounting for implementation, setup, and other upfront costs in a hosting arrangement that is a service contract. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.

Early adoption is permitted including adoption in any interim period. The Company does not expect a significant impact from adopting this update on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company does not expect a significant impact from adopting this update on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted ASC 842 effective December 30, 2018 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Based on the lease portfolio as of December 29, 2018, the Company will recognize a preliminary estimate of approximately $1.4 million of lease assets and liabilities on its consolidated balance sheet upon adoption, primarily relating to real estate. The Company is substantially complete with its implementation efforts.

Note 3—Revenue Recognition

In May 2014, the FASB issued Topic 606, which modifies how all entities recognize revenue. The Company adopted Topic 606 on December 31, 2017 using the modified retrospective transition method. For the years ended December 29, 2018 and December 30, 2017, the vast majority of the net sales was derived from the sale of tangible products for which the Company recognizes revenue at a point in time. The contracts that relate to these product shipments are predominantly purchase orders that have firm purchase commitments generally only for a short period of time. As a result, the adoption of Topic 606 did not have a material effect on the accompanying consolidated financial statements, and no cumulative catch-up adjustment to the opening balance of accumulated deficit was required. The Company used the related practical expedients that allowed it to omit disclosure of the transaction price allocated to remaining unsatisfied obligations and an explanation of when it expects to recognize the related revenue. In adopting Topic 606, the Company applied the new guidance only to contracts that were not completed on December 30, 2017.

Revenues are recognized when control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue recognition is evaluated through the five steps outlined within the guidance.

Nature of Goods and Services

The Company derives revenue primarily from: (i) resales of NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers; (ii) sales of high-performance modular memory subsystems primarily to OEMs in the server, high-performance computing and communications markets; and (iii) engineering services. However, the Company had no engineering services revenues for the fiscal years ended December 29, 2018 and December 30, 2017.

Substantially all of the Company’s net sales relate to products sold at a point in time through ship-and-bill performance obligations. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Contracts with customers are comprised of customer purchase orders, invoices (including the Company’s standard terms and conditions), and written contracts.

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Year Ended
	December 29,	December 30,
	2018	2017
Resales of third-party products	$25,148	$32,554
Sale of the Company's modular memory subsystems	8,381	5,768
Total net sales	$33,529	$38,322

Net sales by country presented below are based on the billing location of the customer. Sales from external customers were as follows (in thousands):

	Year Ended
	December 29,	December 30,
	2018	2017
United States	$23,533	$23,336
China(1)	4,151	9,288
Other countries	5,845	5,698
Total net sales	$33,529	$38,322

(1)      China includes Hong Kong and Taiwan.

The United States and China were the only countries that accounted for more than 10% of the Company’s net sales during the years ended December 29, 2018 and December 30, 2017.

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

Contract Assets and Contract Liabilities

Typically, the Company invoices the customer and recognizes revenue once the Company has satisfied its performance obligation. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. There were no such contract liabilities as of December 29, 2018.

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

Note 4—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	December 29,	December 30,
	2018	2017
Raw materials	$1,072	$768
Work in process	25	88
Finished goods	1,849	3,249
	$2,946	$4,105

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 29,	December 30,
	2018	2017
Machinery and equipment	$8,850	$8,823
Computer equipment and software	3,878	4,017
Leasehold improvements	878	878
Furniture and fixtures	375	375
	13,981	14,093
Less: accumulated depreciation and amortization	(13,702)	(13,634)
	$279	$459

Substantially all the Company’s property and equipment, net, are located within the United States as of December 29, 2018 and December 30, 2017.

Other Assets

Other assets consisted of the following (in thousands):

	December 29,	December 30,
	2018	2017
Refundable withholding tax	$1,320	$1,320
Other assets	74	86
	$1,394	$1,406

Refundable withholding tax represents the amount of tax withheld by the Company’s customer in the Republic of Korea in November 2015 and is determined to be refundable from the Korean tax authority.

Warranty Liability

The following table summarizes activities related to warranty liability (in thousands):

	Year Ended
	December 29,	December 30,
	2018	2017
Beginning balance	$152	$89
Estimated cost of warranty claims charged to cost of sales	253	221
Cost of actual warranty claims	(211)	(158)
Ending balance	194	152
Less: current portion	(116)	(91)
Long-term warranty liability	$78	$61

The allowance for warranty liabilities expected to be incurred within one year is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The allowance for warranty liability expected to be incurred after one year is classified as long-term warranty liability in the accompanying consolidated balance sheets.

Computation of Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Year Ended
	December 29,	December 30,
	2018	2017
Net loss per share—basic and diluted:
Numerator: Net loss	$(17,120)	$(13,420)
Denominator: Weighted-average common shares outstanding—basic and diluted	107,071	65,513
Net loss per share—basic and diluted	$(0.16)	$(0.20)

No allocation of undistributed earnings to participating securities was performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company.

The table below sets forth potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion of the SVIC Note and the Iliad Note (see Note 6) using the “if-converted” method, and the vesting of restricted stock awards. These potential weighted average common share equivalents have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Year Ended
	December 29,	December 30,
	2018	2017
Weighted average common share equivalents	15,125	12,855

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Year Ended
	December 29,	December 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$55	$61
Income taxes	$—	$4

Supplemental disclosure of non-cash financing activities:
Debt financing of insurance	$721	$220
Iliad debt discount	$190	$—

Note 5—Credit Agreements

SVB Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as amended, the “SVB Credit Agreement”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 85% of its eligible accounts receivable (increased from 80% as of August 29, 2018), or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheets. As of December 29, 2018 and December 30, 2017, (i) outstanding letters of credit were $1.9 million and $2.8 million, respectively, (ii) outstanding borrowings were of $2.3 million and $2.0 million, respectively, and (iii) availability under the revolving line of credit was $0.2 million and $0.1 million, respectively.

On January 29, 2016, the Company and SVB entered into an amendment to the SVB Credit Agreement to, among other things, adjust the rate at which advances under the SVB Credit Agreement accrue interest to the Wall Street Journal “prime rate” plus 2.75% (prior to such amendment, advances accrued interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%).

On March 27, 2017, the Company and SVB entered into another amendment to the SVB Credit Agreement to, among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to April 1, 2018, (ii) modify the Company’s financial covenants under the SVB Credit Agreement to remove all prior financial standards and replace them with a liquidity ratio standard, (iii) remove or amend certain termination, anniversary and unused facility fees payable by the Company under the SVB Credit Agreement, and (iv) make certain other administrative changes. On April 12, 2017, the Company and SVB entered into a further amendment to the SVB Credit Agreement to, among other things, obtain SVB’s consent in connection with the Company’s rights agreement with Computershare Trust Company, N.A., as rights agent (see Note 9), and make certain administrative changes in connection with the Company’s funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”) (see Note 8). On March 20, 2018, the Company and SVB entered into another amendment to the SVB Credit Agreement to among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to March 31, 2019 and (ii) revise certain inventory reporting requirements under the SVB Credit Agreement. On August 29, 2018, the SVB Credit Agreement was amended to increase the borrowing based of accounts receivable to 85% from 80% or $5.0 million, subject to certain adjustments set forth in the SVB Credit Agreement. On March 21, 2019, the SVB Credit Agreement was amended further to (i) extend the maturity date of the advances to March 30, 2020 and (ii) delete the inventory reporting requirements.

For all periods before April 20, 2017, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by Samsung Venture Investment Co., (“SVIC”) (see Note 6). Certain of these lien priorities were modified in April and May 2017 in connection with the Company’s establishment of a funding arrangement with TRGP for certain of the Company’s litigation expenses in connection with certain of its legal proceedings against SK hynix Inc., a South Korean memory semiconductor supplier (“SK hynix”). On May 3, 2017, TRGP entered into an intercreditor agreement with each of SVIC and SVB, and on April 20, 2017, SVIC and SVB entered into an intercreditor agreement with each other (such intercreditor agreements, collectively, the “Intercreditor Agreements”). Pursuant to the terms of the Intercreditor Agreements, SVB’s security interests in the Company’s assets have been modified as follows: SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings; a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings; and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings. See Note 8 for additional information.

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of December 29, 2018, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 6— Debt

The following table sets forth the summary of the Company’s outstanding indebtedness (in thousands):

	December 29,	December 30,
	2018	2017
Senior secured convertible note, due December 2025, including accrued interest of $934 and $634 at 2018 and 2017, respectively	$15,934	$15,634
Unsecured convertible note, due August 2020, including accrued interest of $62	2,332	—
Note payable	376	—
Unamortized debt discounts and issuance costs	(920)	(868)
	17,722	14,766
Less: current portion	(376)	—
	$17,346	$14,766

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

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized to interest expense over the term of the SVIC Note using the interest method. For the fiscal years ended December 29, 2018 and December 30, 2017, the Company amortized $0.2 million and $0.2 million, respectively, to interest expense in the accompanying consolidated statements of operations. As of December 29, 2018 and December 30, 2017, the outstanding principal and accrued interest on the SVIC Note was $15.9 million and $15.6 million, respectively, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $15.2 million and $14.8 million, respectively.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of December 29, 2018, the Company was in compliance with its covenants under the SVIC Note.

Unsecured Convertible Note

On August 27, 2018, the Company entered into the Iliad Purchase Agreement, pursuant to which the Company issued the $2.3 million Iliad Note with an original issue discount of $0.2 million. The Iliad Note bears interest at an annual rate of 8% and matures on August 27, 2020, unless earlier repurchased, redeemed or converted in accordance with its terms.

The Iliad Note provides Iliad with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $0.36 per share (“Lender Conversion Price”). Further, beginning on April 1, 2019, the Iliad Note also provides Iliad with the right to redeem all or any portion of the Iliad Note (“Redemption Amount”) up to a maximum monthly amount of $0.35 million. The payments of each Redemption Amount may either be made in cash, by converting such Redemption Amount into shares of the Company’s common stock (“Redemption Conversion Shares”), or a combination thereof, at the Company’s election.

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

The $2.1 million of proceeds received from the issuance of the Iliad Note was initially allocated between long-term debt (the liability component) at $1.9 million and additional paid-in capital (the equity component) at $0.2 million, in the consolidated balance sheet. The carrying amount of the liability component was calculated using the fair value of a similar liability without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the proceeds received. The amount allocated to the equity component along with the original issue discount and fees paid to Iliad is amortized to interest expense over the expected life of 14 months using the interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The issuance costs incurred related to the issuance of the Iliad Note was not material.

As of December 29, 2018, the outstanding principal and accrued interest on the Iliad Note was $2.3 million, and the outstanding Iliad Note balance, net of unamortized debt discounts and issuance cost, was $2.0 million.

On February 28, 2019 and March 7, 2019, Iliad converted the principal and accrued interest on the Iliad Note totaling $0.1 million and $0.2 million to 277,778 shares and 416,667 shares, respectively, of the Company’s common stock at the Lender Conversion Price.

The Iliad Note is not secured and does not have any financial covenants requirements the Company needs to comply. The Company makes certain customary representations and warranties and has agreed to customary covenants and obligations. The Iliad Purchase Agreement and Iliad Note contain customary events of default upon the occurrence and during the continuance of which all obligations under the Iliad Purchase Agreement and Iliad Note may be declared immediately due and payable.

Contractual Maturities of Debt Obligations

The aggregate contractual maturities of all borrowings due subsequent to December 29, 2018, including accrued interests, are as follows (in thousands):

Fiscal Year	Amount
2019	$376
2020	2,332
2021	15,934
Total	$18,642

Note 7—Income Taxes

United States and foreign loss before (benefit) provision for income taxes was as follows (in thousands):

	Year Ended
	December 29,	December 30,
	2018	2017
United States	$(16,568)	$(12,871)
Foreign	(554)	(543)
	$(17,122)	$(13,414)

The (benefit) provision for income taxes consisted of the following (in thousands):

	Year Ended
	December 29,	December 30,
	2018	2017
Current:
Federal	$—	$—
State	(2)	6
Total current	(2)	6
Deferred:
Federal	(2,133)	10,678
State	(1,760)	2,577
Foreign	(74)	342
Change in valuation allowance	3,967	(13,597)
Total deferred	—	—
(Benefit) provision for income taxes	$(2)	$6

Income taxes differ from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for 2018 and 34% for 2017. The reconciliation of this difference is as follows (in thousands):

	Year Ended
	December 29,	December 30,
	2018	2017
Income tax benefit at federal statutory rate	$(3,596)	$(4,494)
Change in valuation allowance	3,234	4,096
Other	360	404
(Benefit) provision for income taxes	$(2)	$6

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 29,	December 30,
	2018	2017
Deferred tax assets:
Reserves and allowances	$505	$843
Depreciation and amortization	100	56
Other accruals	134	152
Stock-based compensation	458	1,216
Basis difference in warrant value	—	9
Other	30	31
Tax credit carryforwards	3,578	4,169
Operating loss carryforward	29,365	23,475
Foreign operating loss carryforward	925	851
Total deferred tax assets	35,095	30,802
Deferred tax liabilities:
Prepaid expenses	(171)	(36)
Basis difference in warrant and note	(191)	—
Total deferred tax liabilities	(362)	(36)
Net deferred tax assets	34,733	30,766
Valuation allowance	(34,733)	(30,766)
	$—	$—

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 29, 2018 and December 30, 2017, a valuation allowance of $34.7 million and $30.8 million, respectively, has been provided based on the Company’s assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by $3.9 million and decreased by $13.6 million during the years ended December 29, 2018 and December 30, 2017, respectively. The increase in the year ended December 29, 2018 primarily relates to the increase in the net operating loss (“NOL”) carryforward, and the decrease in the year ended December 30, 2017 primarily relates to the revaluing of the deferred tax assets due to the change in U.S. federal tax law discussed below.

On December 27, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) that, among other things, lowered the Company’s U.S. statutory federal income tax rate from 34% to 21%. In addition, as a result of the Act, the Company remeasured certain deferred tax assets and liabilities based on the revised rates at which they are expected to reverse and reduced its deferred tax assets and corresponding valuation allowance by $14.7 million as of December 30, 2017. Because the Company’s existing deferred tax assets are currently fully offset by a valuation allowance, the changes by the Act did not have any net impacts on the accompanying consolidated balance sheet. However, if and when the Company becomes profitable, it would receive a reduced benefit from its deferred tax assets.

As of December 29, 2018, the Company had (i) $121.9 million of federal NOL carryforwards, of which $104.2 million will expire from 2019 through 2037, and $17.7 million of which will be carried forward indefinitely, (ii) $64.5 million of state NOL carryforwards, which begin to expire in 2019, (iii) federal tax credit carryforwards of $1.7 million, which begin to expire in 2026, and (iv) state tax credit carryforwards of $1.8 million, which will be carried forward indefinitely. In addition, as of December 29, 2018, the Company had $3.7 million of foreign NOL carryforwards from various jurisdictions, which begin to expire in 2019. Utilization of the NOL and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code (the “Code”) and similar state and foreign law provisions. Under Section 382 of the Code, substantial changes in our ownership may limit the amount of NOL and tax credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of NOL and tax credit carryforwards but may limit the amount available in any given future period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

The Company files income tax returns with federal, state and foreign jurisdictions. The Company is no longer subject to Internal Revenue Service (“IRS”) or state examinations for periods prior to 2013, although certain carryforward attributes that were generated prior to 2013 may still be adjusted by the IRS.

The Company includes interest and penalties related to uncertain tax positions within the provision for income taxes. As of December 29, 2018 and December 30, 2017, the interest or penalties accrued related to unrecognized tax benefits were insignificant, and during the years ended December 29, 2018 and December 30, 2017, the interest and penalties related to uncertain tax position recorded were insignificant. As of December 29, 2018, the Company had no unrecognized tax benefits that would significantly change in the next 12 months.

Note 8—Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and equipment under non‑cancelable operating leases that expire at various dates through 2020. Rental expense, net for the fiscal years ended December 29, 2018 and December 30, 2017 was $0.6 million and $0.5 million, respectively.

A summary of future minimum lease payments under operating lease as of December 29, 2018 is as follows (in thousands):

Fiscal Year	Amount
2019	$399
2020	208
Total minimum lease payments	$607

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

TRGP Agreement and Related Intercreditor Agreements

On May 3, 2017, the Company and TRGP entered into an investment agreement (the “TRGP Agreement”), which generally provides that TRGP will directly fund the costs incurred by or on behalf of the Company in connection with certain legal proceedings against SK hynix (see “Litigation and Patent Reexaminations” in this Note 8 below), including costs incurred since January 1, 2017 and costs to be incurred in the future in the Company’s first action in the U.S. International Trade Commission (“ITC”) and its U.S. district court proceedings, but excluding the Company’s second ITC action and its proceedings in international courts (all such funded costs, collectively, the “Funded Costs”). In exchange for such funding, the Company has agreed that, if the Company recovers any proceeds in connection with the funded SK hynix proceedings, it will pay to TRGP the amount of the Funded Costs paid by TRGP plus an escalating premium based on when any such proceeds are recovered, such that the premium will equal a specified low-to-mid double-digit percentage of the amount of the Funded Costs and such percentage will increase by a specified low double-digit amount each quarter after a specified date until any such proceeds are recovered. In addition, pursuant to the terms of a separate security agreement between the Company and TRGP dated May 3, 2017 (the “Security Agreement”), the Company has granted to TRGP (i) a first priority lien on, and security in, the claims underlying the funded SK hynix proceedings and any proceeds that may be received by the Company in connection with these proceedings, and (ii) a second priority lien on, and security in, the Company’s patents that are the subject of the funded SK hynix proceedings.

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

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the Company’s consolidated financial statements in each period in which the TRGP Agreement remains in effect. During the years ended December 29, 2018 and December 30, 2017, the Company excluded legal expenses of $1.8 million and $10.2 million, respectively, as a result of TRGP’s payment of these expenses under the TRGP Agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the funded SK hynix proceedings would be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery.

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

Any litigation, regardless of its outcome, is inherently uncertain, involves a significant dedication of resources, including time and capital, and diverts management’s attention from other activities of the Company. As a result, any current or future infringement claims or patent challenges by or against third parties, whether or not eventually decided in the Company’s favor or settled, could materially adversely affect the Company’s business, financial condition and results of operations.  Additionally, the outcome of pending or future litigation and related patent reviews and reexaminations, as well as any delay in their resolution, could affect the Company’s ability to continue to sell its products, protect against competition in the current and expected markets for its products or license or otherwise monetize its intellectual property rights in the future.

Google Litigation

On December 4, 2009, the Company filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “Northern District Court”), seeking damages and injunctive relief based on Google’s alleged infringement of the Company’s U.S. Patent No. 7,619,912 (the “‘912 patent”), which relates generally to technologies to implement rank multiplication. In February 2010, Google answered the Company’s complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on the Company’s activities in the Joint Electron Device Engineering Council (“JEDEC”) standard-setting organization. The counterclaim seeks unspecified compensatory damages. Accruals have not been recorded for loss contingencies related to Google’s counterclaim because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated. In October 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. The reexamination proceedings are described below. In connection with the reexamination request, the Northern District Court granted the Company’s and Google’s joint request to stay the ‘912 patent infringement lawsuit against Google until the completion of the reexamination proceedings. On January 31, 2019 the PTAB, in response to Google’s rehearing request, denied rehearing of the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent. Google has until mid April 2019 to appeal this decision.

Inphi Litigation

On September 22, 2009, the Company filed a patent infringement lawsuit against Inphi Corporation (“Inphi”) in the U.S. District Court for the Central District of California (the “Central District Court”). The complaint, as amended, alleges that Inphi is contributorily infringing and actively inducing the infringement of U.S. patents owned by the Company, including the ‘912 patent, U.S. Patent No. 7,532,537 (the ‘“537 patent”), which relates generally to memory modules with load isolation and memory domain translation capabilities, and U.S. Patent No. 7,636,274 (the ‘“274 patent”), which is related to the ‘537 patent and relates generally to load isolation and memory domain translation technologies. The Company is seeking damages and injunctive relief based on Inphi’s use of the Company’s patented technology. Inphi denied infringement and claimed that the three patents are invalid. In June 2010, Inphi requested and was later granted Inter Partes Reexaminations of the ‘912, ‘537 and ‘274 patents by the USPTO. The reexamination proceedings are described below (except for the reexamination proceeding related to the ‘537 patent, which have concluded with the confirmation of all of the claims of such patent). In connection with the reexamination requests, Inphi filed a motion to stay the patent infringement lawsuit with the Central District Court until completion of the reexamination proceedings, which was granted.

‘912 Patent Reexamination

As noted above, in April 2010, June 2010 and October 2010, Google and Inphi submitted requests for an Inter Partes Reexamination of the ‘912 patent by the USPTO, claiming that the ‘912 patent is invalid and requesting that the USPTO reject the patent’s claims and cancel the patent. Additionally, in October 2010, Smart Modular, Inc. (“Smart Modular”) submitted another such reexamination request. On January 18, 2011, the USPTO granted such reexamination requests, and in February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 patent reexaminations into a single proceeding. On March 21, 2014, the USPTO issued an Action Closing Prosecution (“ACP”), an office action that states the USPTO examiner’s position on patentability and closes further prosecution, and on June 18, 2014 the USPTO issued a Right of Appeal Notice (“RAN”), a notice that triggers the rights of the involved parties to file a notice of appeal to the ACP, each of which confirmed the patentability of 92 of the ‘912 patent’s claims and rejected the patent’s 11 other claims. The parties involved filed various notices of appeal, responses and requests, and on November 24, 2015, the PTAB held a hearing on such appeals. On May 31, 2016, the PTAB issued a decision affirming certain of the examiner’s decisions and reversing others. On February 9, 2017, the PTAB granted the Company’s request to reopen prosecution before the USPTO examiner and remanded the consolidated proceeding to the examiner to consider the patentability of certain of the pending claims in view of the PTAB’s May 31, 2016 decision and comments from the parties. On October 3, 2017, the examiner issued a determination as to the patentability of certain of the pending claims, which were found to be unpatentable. On June 1, 2018, the PTAB reversed the Examiner and found the pending amended claims to be patentable. On July 2, 2018, Google requested rehearing of the PTAB’s decision. On January 31, 2019 the PTAB, in response to Google’s rehearing request, denied rehearing of the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent. Google has 60 days from this decision to file an appeal. Accruals have not been recorded for loss contingencies related to the ‘912 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

‘627 Patent Reexamination

In September 2011, Smart Modular submitted a request for an Inter Partes Reexamination by the USPTO of the Company’s U.S. Patent No. 7,864,627 (the “‘627 patent”), related to the ‘912 patent, claiming that the ‘627 patent is invalid and requesting that the USPTO reject the patent’s claims and cancel the patent. On November 16, 2011, the request was granted. On March 27, 2014 and June 27, 2014, the USPTO issued an ACP and a RAN, respectively, each of which rejected all of the ‘627 patent’s claims. The parties involved filed various notices of appeal, responses and requests, and on November 24, 2015, the PTAB held a hearing on such appeals. On May 31, 2016, the PTAB issued a decision affirming the decisions of the examiner. On February 9, 2017, the PTAB granted the Company’s request to reopen prosecution before the USPTO examiner and remanded the proceeding to the examiner to consider the patentability of certain of the pending claims in view of the PTAB’s May 31, 2016 decision and comments from the parties. On October 2, 2017, the examiner issued a determination as to the patentability of the pending claims, which were found to be unpatentable. On June 1, 2018, the PTAB reversed the Examiner and found the pending amended claims to be patentable. Smart Modular did not appeal this decision to the Federal Circuit. On October 3, 2018, the USPTO issued a Notice of Intent to Issue a Reexam Certificate, and on November 5, 2018, the USPTO issued Reexamination Certificate No.  7,864,627 C1. Accruals have not been recorded for loss contingencies related to the ‘627 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

‘274 Patent Reexamination

As noted above, in April 2010 and June 2010, Inphi submitted requests for an Inter Partes Reexamination of the ‘274 patent by the USPTO. On August 27, 2010, the request was granted. In March 2012 and June 2012, the USPTO issued an ACP and a RAN, respectively, each of which confirmed the patentability of many of the ‘274 patent’s claims.

The parties involved filed various notices of appeal, responses and requests, and on November 20, 2013, the PTAB held a hearing on such appeals. On January 16, 2014, the PTAB issued a decision affirming the examiner in part but reversing the examiner on new grounds and rejecting all of the patent’s claims. On September 11, 2015, the USPTO examiner issued a determination rejecting the amended claims. On January 23, 2017, the USPTO granted-in-part the Company’s petition to enter comments in support of its positions in the proceeding. On May 9, 2017, the PTAB issued a decision on appeal affirming the rejection of all claims.  Netlist requested rehearing of the PTAB’s decision on June 6, 2017. The PTAB denied the rehearing request on August 8, 2017. On October 6, 2017, Netlist appealed the decision to the Court of Appeals for the Federal Circuit, which Netlist dismissed on March 19, 2018, thereby terminating the proceedings with the rejection of all ‘274 patent claims becoming final. Accruals have not been recorded for loss contingencies related to the ‘274 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

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

On December 7, 2012, the USPTO granted the Company’s request for the reexamination of the ‘295 patent. On April 29, 2014, the USPTO examiner issued an ACP confirming some claims and rejecting others, and on August 4, 2015, the examiner issued a RAN confirming all pending claims. On September 4, 2015, the Company appealed to the PTAB. The parties involved filed various notices of appeal, responses and requests, and on September 22, 2016, the PTAB held a hearing on such appeals. On November 14, 2016, the PTAB issued a decision reversing the examiner and rejected all of the pending claims. On January 23, 2017, Smart Modular filed a request to reopen prosecution. The parties had the opportunity present evidence and arguments and the examiner issued a determination on May 8, 2017, which found all pending claims to be unpatentable.  On December 12, 2017, the PTAB agreed with the examiner and found all pending claims to be unpatentable. Smart Modular appealed the PTAB’s decision to the Court of Appeals for the Federal Circuit. On March 28, 2018, the Eastern District Court stayed the proceedings related to the ‘295 patent. On January 18, 2019 the Company and Smart Modular filed a Joint Motion to Dismiss with Prejudice, terminating the proceedings related to the ‘295 patent in the Eastern District Court.

Smart Modular and SanDisk Litigation

On July 1 and August 23, 2013, the Company filed complaints against Smart Modular, SMART Storage Systems  (which was subsequently acquired by SanDisk Corporation (“SanDisk”)), Smart Worldwide Holdings (“Smart Worldwide”) and Diablo Technologies (“Diablo”) in the Central District Court, seeking, among other things, damages and other relief for alleged infringement of several of the Company’s patents by the defendants based on the manufacture and sale of the ULLtraDIMM memory module, alleged antitrust violations by Smart Modular and Smart Worldwide, and alleged trade secret misappropriation and trademark infringement by Diablo. More particularly, the Company asserted claims from U.S. Patent Nos. 7,881,150; 8,001,434; 8,081,536; 8,301,833; 8,359,501; 8,516,185; and 8,516,187 (the “Asserted Patents”).

On August 23, 2013, Smart Modular and Diablo each filed a complaint in the Oakland Division of the Northern District Court seeking declaratory judgment of non-infringement and invalidity of the Asserted Patents. Based on various motions filed by the parties, on November 26, 2013, the Central District Court severed and transferred the patent claims related to the ULLtraDIMM memory module to the Northern District Court. On February 12, 2014, the Northern District Court granted the parties’ joint stipulation dismissing all claims against Smart Modular without prejudice. On

April 15, 2014, the Northern District Court granted the parties’ joint stipulation dismissing all claims against Smart Worldwide without prejudice.

Between June 18, 2014 and August 23, 2014, SanDisk, Diablo, and Smart Modular filed numerous petitions in the USPTO requesting Inter Partes Review (“IPR”) of the Company’s Asserted Patents. On April 9, 2015, the Northern District Court stayed the proceedings as to the Company’s patent infringement claims pending resolution of all outstanding IPRs. The trade secret misappropriation and trademark infringement claims against Diablo were fully adjudicated on August 17, 2016 (during the pendency of the IPR’s) and are no longer pending.

All of the IPRs filed by SanDisk, Diablo and SMART Modular associated with the Asserted Patents with Patent Nos. ending in ‘185, ‘187 and ‘833 have been resolved in the Company’s favor and are no longer pending. The IPRs associated with the Asserted Patents with Patent Nos. ending in ‘150, ‘434, ‘501 and ‘536, and the appeals therefrom, have also concluded, with the Board confirming the patentability of several asserted claims. The litigation, however, remains stayed pending resolution of IPRs filed by Hynix on the same or related patents. On December 8, 2017, Diablo filed for bankruptcy, and on November 9, 2018, the Northern District Court dismissed all claims against Diablo without prejudice. The Company’s patent infringement claims as to all Asserted Patents remain pending against SMART Storage Systems and SanDisk, subject to the stay.

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

On January 11, 2018, the ITC set a 19-month target date of July 3, 2019 for an investigation related to the Second ITC Action, with a final initial determination for the Second ITC Action being filed no later than March 1, 2019. Based on this target date, the ITC scheduled a hearing on the merits of the investigation related to the Second ITC Action to begin on November 9, 2018 and conclude on November 19, 2018. On April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the Second ITC Action in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the ALJ to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019.  On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019. On February 8, 2019 Chief Administrative Law Judge of the ITC issued an Order in Investigation No. 337-TA-1089 denying SK hynix’s motion for “Summary Determination of Non Infringement of Netlist’s U.S. Patent No. 9,535,623 Based On Issue Preclusion.” On March 12, 2019 the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. A new trial schedule is expected to be issued in March 2019.

Between December 30, 2016 and January 20, 2017, SK hynix filed numerous petitions in the USPTO requesting IPR of certain of the Company’s patents, including the patents asserted in the First ITC Action and the Central District Court proceedings, which have now concluded and certain of which are now on appeal to the Court of Appeals for the Federal Circuit. Between December 19, 2017 and February 7, 2018, SK hynix filed additional petitions in the USPTO requesting IPR of the patents asserted in the Second ITC Action, which are now proceeding and are scheduled to conclude no later than August, 2019.

On July 17, 2017, the Central District Court granted in part SK hynix’s request to stay the infringement proceedings pending further order of the court.

On July 11, 2017, the Company filed legal proceedings for patent infringement against SK hynix and certain of its distributors in the courts of Germany and the PRC based on the alleged infringement by SK hynix’s LRDIMM products of certain of the Company’s patents in those jurisdictions. On January 25, 2018, the court in Germany held a preliminary hearing and then held the trial on December 6, 2018. In December 2017, SK hynix filed petitions challenging the validity of the patents asserted by the Company in Germany and the PRC. On June 3, 2018, the patent asserted in the PRC was found to be invalid. On June 19, 2018, the Company withdrew the patent infringement suits filed in the PRC. On January 31, 2019, the court in Germany dismissed the infringement action, and ordered the Company to bear the costs of the action. On March 5, 2019, Netlist filed an Appeal Notice of the German courts finding.

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

Note 9—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at December 29, 2018 or December 30, 2017.

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

On November 14, 2017, the Company entered into the Sales Agreement with the Agent to sell shares of its common stock, with aggregate gross proceeds of up to $9.0 million, from time to time, through the ATM Program. Under the Sales Agreement, the Company set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales were requested to be made, limitation on the number of shares that could be sold in any one trading day and any minimum price below which sales could be made. On August 29, 2018, the Company completed the offering under the ATM Program after raising net proceeds of approximately $8.6 million through the sale of 40,680,368 shares of its common stock, after deducting sales commissions and other offering expenses paid by the Company. During the year ended December 29, 2018, the Company received net proceeds of approximately $5.8 million through the sale of 31,786,146 shares of its common stock, after deducting sales commissions and other offering expenses paid by the Company.

On May 17, 2018, the Company entered into a Board approved arm’s length Share Purchase Agreement with a trust controlled by C.K. Hong, its President, Chief Executive Officer and Chairman of the Board, pursuant to which the Company sold to the trust 5,405,405 shares of its common stock, par value $0.001 per share, at a price per share of $0.148 (the closing price of its common stock as of the signing of the purchase agreement). The net proceeds received by the Company were $0.8 million.

On September 12, 2018, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company issued and sold to the investors in a registered offering (“2018 Offering”) an aggregate of 22,222,220 shares of its common stock and warrants to purchase up to an aggregate of 11,111,110 shares of its common stock at a per share purchase price of $0.45 per share (see below Warrants). The 2018 Offering closed on September 14, 2018. The net proceeds to the Company from the 2018 Offering were approximately $9.2 million, after deducting placement agent fees and offering costs paid by the Company. The warrant becomes exercisable 181 days following the date of its issuance, has a term of five years commencing on the date when it first becomes exercisable, and has an exercise price of $0.655 per share. The exercise price and the number of warrant shares issuable upon exercise of warrant are subject to adjustment in the event of, among other things, certain transactions affecting the Company’s common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of-company transaction).

Stock-Based Compensation

The Company has stock-based compensation awards outstanding pursuant to its Amended and Restated 2006 Equity Incentive Plan, as re-approved by its stockholders on June 8, 2016 (the “Amended 2006 Plan”), under which a variety of stock-based awards, including stock options and restricted stock, may be granted to employees and non-employee service providers of the Company. In addition to awards granted pursuant to the Amended 2006 Plan, the Company periodically grants equity-based awards outside the Amended 2006 Plan to certain new hires as an inducement to enter into employment with the Company.

Subject to certain adjustments, as of December 29, 2018, the Company was authorized to issue a maximum of 12,605,566 shares of its common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, the maximum number of shares of common stock subject to the plan automatically increased on the first day of each calendar year from January 1, 2007 through January 1, 2016, by the lesser of (i) 5.0% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. Beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. As of December 29, 2018, the Company had 2,811,339 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan. Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options. The weighted-average assumptions used in the option valuation model and the resulting weighted-average grant date fair value of stock options granted were as follows:

	Year Ended
	December 29,	December 30,
	2018	2017
Expected term (in years)	6.20	6.52
Expected volatility	108%	87%
Risk-free interest rate	2.75%	2.05%
Expected dividends	$—	$—
Weighted-average grant date fair value per share	$0.21	$0.73

Stock option activity for the year ended December 29, 2018 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at December 30, 2017	8,745	$1.39	6.11	$—
Granted	1,655	$0.25
Exercised	(30)	$0.37
Expired or forfeited	(2,184)	$1.32
Outstanding at December 29, 2018	8,186	$1.18	5.88	$223
Exercisable at December 29, 2018	5,794	$1.45	4.74	$26
Vested and expected to vest at December 29, 2018	7,794	$1.22	5.73	$181

There was no significant intrinsic value of options exercised during the years ended December 29, 2018 and December 30, 2017.

The grant-date fair value of restricted stock equals the closing price of the Company’s common stock on the grant date. Restricted stock awards vest annually on each anniversary of the grant date over a two-year term. Restricted stock awards activity for the year ended December 29, 2018 is as follows:

Weighted-
Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested at December 30, 2017	—	$—
Granted	525	$0.25
Vested	—	$—
Forfeited	—	$—
Balance nonvested at December 29, 2018	525	$0.25

As of December 29, 2018, the Company had approximately $0.8 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.1 years.

Warrants

In April and July 2018, the Company issued warrants to purchase up to 50,000 shares and 150,000 shares of its common stock at an exercise price of $0.25 to $0.15 per share, respectively, to a consulting firm as partial consideration for their services rendered. Separately, in July 2018, the Company issued warrants to purchase up to 300,000 shares of its common stock at an exercise price of $0.11 per share to a software development company as partial consideration to enter into a joint software development agreement. The aggregate fair value of the warrants issued to these firms, calculated using the Black-Scholes option pricing model, was not significant. In September 2018, in connection with the  2018 Offering, the Company issued warrants to purchase up to an aggregate of 11,111,110 shares of its common stock at a per share purchase price of $0.655 per share (see above Common Stock).

Warrant activity for the year ended December 29, 2018 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding at December 30, 2017	4,924	$0.66
Granted	11,611	$0.63
Exercised	—	$—
Expired	(1,525)	$0.89
Outstanding at December 29, 2018	15,010	$0.62

Note 10—401(k) Plan

The Company has a defined contribution plan under Section 401(k) of the Code (“401(k)”) covering full-time domestic employees who meet certain eligibility requirements. Under the 401(k) plan, eligible employees may contribute up to 100% of their eligible compensation on either a pre-tax or after-tax Roth 401(k) basis, or up to the annual maximum allowed by the IRS. The Company may make matching contributions on the contributions of a participant on a discretionary basis. For the year ended December 30, 2017, the Company recognized a contribution expense of $0.1 million. For the year ended December 29, 2018, the contribution expense was insignificant.

Note 11—Major Customers, Suppliers and Products

The Company’s product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of the Company’s net sales made to customers that each comprise 10% or more of the Company’s net sales:

	Year Ended
	December 29,	December 30,
	2018	2017
Customer A	18%	*	%

*      less than 10% of total net product sales

As of December 29, 2018, two customers represented approximately 22% and 15% of aggregate gross accounts receivable, respectively. As of December 30, 2017, three customers represented approximately 15%,  13% and 12% of aggregate gross accounts receivable, respectively. The loss of any of the Company’s significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. Historically, the Company has obtained the majority of the component products it resells from Samsung. Beginning in 2018, the Company increased the amount of the product sourcing from alternate suppliers. For the years ended December 29, 2018 and December 30, 2017, resales of these products represented approximately 75% and 85%, respectively, of the Company’s net sales.

The Company’s purchases are typically concentrated in a small number of suppliers. The following table sets forth the percentage of the Company’s purchases made from suppliers that each comprise 10% or more of the Company’s total purchases:

	Year Ended
	December 29,	December 30,
	2018	2017
Supplier A	17%	10%
Supplier B	15%	* %
Supplier C	13%	60%

*      Less than 10% of purchases during the period

While the Company believes alternative suppliers may be available, its dependence on a small number of suppliers and the lack of any guaranteed sources for the essential components of its products and the components it resells exposes the Company to several risks, including the inability to obtain an adequate supply of these components, increases in their costs, delivery delays and poor quality. If the Company is not able to obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, it may not be able to develop or introduce new products, it may experience significant increases in its cost of sales if it is forced to procure components from alternative suppliers and is not able to negotiate favorable terms with these suppliers, it may experience interruptions or failures in the delivery of its products, or it may be forced to cease sales of products dependent on the components or resales of the components it resells to customers directly. The occurrence of any of these risks could have a material adverse effect on the Company’s business, prospects, and financial condition and operating results.

Note 12—Subsequent Events

The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto other than as discussed in the accompanying notes.

Note 13—Quarterly Summary (Unaudited)

The following quarterly consolidated statements of operations for the years ended December 29, 2018 and December 30, 2017 are unaudited, and have been prepared on a basis consistent with the Company’s audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The results of operations of any quarter are no necessarily indicative of the results that may be expected for any future period. All quarterly information is presented in 13-week periods. Quarterly and year-to-date computation of net loss per common share are calculated independently, and as a result, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year (in thousands, except per share amounts).

	Three Months Ended
	December 29,	September 29,	June 30,	March 31,
	2018	2018	2018	2018
Net sales	$9,021	$7,203	$8,426	$8,879
Cost of sales	8,167	6,617	7,944	8,500
Gross profit	854	586	482	379
Operating expenses:
Research and development	573	535	783	1,008
Intellectual property legal fees	2,559	2,760	1,388	2,211
Selling, general and administrative	1,835	1,745	1,585	1,691
Total operating expenses	4,967	5,040	3,756	4,910
Operating loss	(4,113)	(4,454)	(3,274)	(4,531)
Other expense, net:
Interest expense, net	(276)	(183)	(133)	(147)
Other income (expense), net	1	(7)	(10)	5
Total other expense, net	(275)	(190)	(143)	(142)
Loss before provision for income taxes	(4,388)	(4,644)	(3,417)	(4,673)
Provision for income taxes	(2)	—	—	—
Net loss	$(4,386)	$(4,644)	$(3,417)	$(4,673)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.04)	$(0.04)	$(0.06)
Weighted-average common shares outstanding:
Basic and diluted	138,737	115,402	91,685	82,461

	Three Months Ended
	December 30,	September 30,	July 1,	April 1,
	2017	2017	2017	2017
Net sales	$8,482	$9,010	$11,404	$9,426
Cost of sales	8,075	8,285	10,760	8,746
Gross profit	407	725	644	680
Operating expenses:
Research and development	1,089	1,159	1,487	1,496
Intellectual property legal fees	575	749	915	466
Selling, general and administrative	1,729	1,780	1,951	1,914
Total operating expenses	3,393	3,688	4,353	3,876
Operating loss	(2,986)	(2,963)	(3,709)	(3,196)
Other expense, net:
Interest expense, net	(143)	(135)	(138)	(148)
Other income, net	2	—	—	2
Total other expense, net	(141)	(135)	(138)	(146)
Loss before provision for income taxes	(3,127)	(3,098)	(3,847)	(3,342)
Provision for income taxes	6	—	—	—
Net loss	$(3,133)	$(3,098)	$(3,847)	$(3,342)
Net loss per common share:
Basic and diluted	$(0.04)	$(0.05)	$(0.06)	$(0.05)
Weighted-average common shares outstanding:
Basic and diluted	72,882	65,644	61,844	61,681