Form 10-Q
period 2019-03-30
NETLIST INC
filed 2019-05-14
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NLST	None

As of May 10, 2019, there were 140,833,130 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)
	March 30,	December 29,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$9,991	$14,802
Restricted cash	1,850	1,850
Accounts receivable, net of reserves of $56 (2019) and $39 (2018)	2,402	2,917
Inventories	2,449	2,946
Prepaid expenses and other current assets	639	677
Total current assets	17,331	23,192
Property and equipment, net	256	279
Operating lease right-of-use assets	1,399	—
Other assets	1,394	1,394
Total assets	$20,380	$24,865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$7,625	$9,497
Revolving line of credit	2,024	2,293
Accrued payroll and related liabilities	487	604
Accrued expenses and other current liabilities	770	343
Note payable	252	376
Total current liabilities	11,158	13,113
Convertible promissory notes and accrued interest, net of debt discounts	17,226	17,346
Operating lease liabilities	908	—
Long-term warranty liability	77	78
Total liabilities	29,369	30,537
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—300,000 shares authorized; 140,708 (2019) and 139,283 (2018) shares issued and outstanding	140	139
Additional paid-in capital	170,087	169,355
Accumulated deficit	(179,216)	(175,166)
Total stockholders' deficit	(8,989)	(5,672)
Total liabilities and stockholders' deficit	$20,380	$24,865

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net sales	$5,105	$8,879
Cost of sales(1)	4,826	8,500
Gross profit	279	379
Operating expenses:
Research and development(1)	590	1,008
Intellectual property legal fees	1,495	2,211
Selling, general and administrative(1)	1,973	1,691
Total operating expenses	4,058	4,910
Operating loss	(3,779)	(4,531)
Other expense, net:
Interest expense, net	(272)	(147)
Other income, net	1	5
Total other expense, net	(271)	(142)
Loss before (benefit) provision for income taxes	(4,050)	(4,673)
(Benefit) provision for income taxes	-	-
Net loss	$(4,050)	$(4,673)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.06)
Weighted-average common shares outstanding:
Basic and diluted	139,039	82,461

(1) Amounts include stock-based compensation expense as follows:

Cost of sales	$7	$6
Research and development	51	80
Selling, general and administrative	284	155
Total stock-based compensation	$342	$241

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 29, 2018	—	$—	139,283	$139	$169,355	$(175,166)	$(5,672)
Stock-based compensation	—	—	—	—	342	—	342
Exercise of stock options	—	—	43	—	16	—	16
Restricted stock units vested and distributed	—	—	340	—	—	—	—
Common stock issued on conversion of Iliad Note	—	—	1,042	1	374	—	375
Net loss	—	—	—	—	—	(4,050)	(4,050)
Balance, March 30, 2019	—	$—	140,708	$140	$170,087	$(179,216)	$(8,989)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 30, 2017	—	$—	79,314	$80	$152,640	$(158,046)	$(5,326)
Stock-based compensation	—	—	—	—	241	—	241
Issuance of common stock, net	—	—	6,101	5	1,789	—	1,794
Net loss	—	—	—	—	—	(4,673)	(4,673)
Balance, March 31, 2018	—	$—	85,415	$85	$154,670	$(162,719)	$(7,964)

NETLIST, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,050)	$(4,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	67
Interest accrued on convertible promissory notes	118	75
Amortization of debt discounts	137	54
Non-cash lease expense	151	—
Stock-based compensation	342	241
Changes in operating assets and liabilities:
Accounts receivable	515	236
Inventories	497	698
Prepaid expenses and other current assets	38	(137)
Accounts payable	(1,872)	499
Accrued payroll and related liabilities	(117)	(137)
Accrued expenses and other current liabilities	(216)	(33)
Net cash used in operating activities	(4,409)	(3,110)
Cash flows from investing activities:
Acquisition of property and equipment	(25)	(34)
Net cash used in investing activities	(25)	(34)
Cash flows from financing activities:
Net repayments under line of credit	(269)	(44)
Payments on debt	(124)	(114)
Proceeds from issuance of common stock, net	—	1,794
Proceeds from exercise of stock options and warrants	16	—
Net cash (used in) provided by financing activities	(377)	1,636
Net change in cash, cash equivalents and restricted cash	(4,811)	(1,508)
Cash, cash equivalents and restricted cash at beginning of period	16,652	9,520
Cash, cash equivalents and restricted cash at end of period	$11,841	$8,012

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$9,991	$6,912
Restricted cash	1,850	1,100
Cash, cash equivalents and restricted cash at end of period	$11,841	$8,012

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2019

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

Liquidity

The Company incurred net losses of $4.1 million for the three months ended March 30, 2019, and $17.1 million and $13.4 million for the fiscal years ended December 29, 2018 and December 30, 2017, respectively. The Company has historically financed its operations primarily with revenues generated from operations, including product sales and proceeds from issuances of equity and debt securities including convertible debt (see Note 6). The Company has also funded its operations with a revolving line of credit under a bank credit facility, and a funding arrangement for costs associated with certain of its legal proceedings (see Notes 5, 6 and 8).

Inadequate working capital would have a material adverse effect on the Company’s business and operations and could cause the Company to fail to execute its business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require the Company to significantly modify its business model and/or reduce or cease its operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of its ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. While the Company’s estimates of its operating revenues and expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes the Company’s existing cash balance, together with cash generated from the Company’s business operations and borrowing availability under a bank credit facility (see Note 5) and funds raised through the debt and equity offerings, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to the Securities and Exchange Commission’s (“SEC”) Form 10-Q and Article 8 of the SEC’s Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 29, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2019.

The accompanying condensed consolidated financial statements as of and for the three months ended March 30, 2019 are unaudited. In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates under a 52 or 53 week fiscal year ending on the Saturday closest to December 31. For 2019, the Company’s fiscal year is scheduled to end on December 28, 2019 and will consist of 52 weeks, and each of the Company’s quarters within such fiscal year will be comprised of 13 weeks.

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, a revolving line of credit, and convertible promissory notes. The Company considers the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The Company estimates the fair values of its revolving line of credit and convertible promissory notes by using current applicable rates for similar instruments as of the balance sheet date and an assessment of its credit rating. The carrying value of the Company’s revolving line of credit at March 30, 2019 and December 29, 2018 approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The Company estimates the fair value of its convertible promissory notes by using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company has determined that the valuation of its convertible promissory notes is classified in Level 2 of the fair value hierarchy. The carrying value and estimated fair value of a senior secured convertible promissory note as of March 30, 2019 were $14.4 million and $11.6 million, respectively. The carrying value and estimated fair value of a senior secured convertible promissory note as of December 29, 2018 were $14.3 million and $11.7 million, respectively. The carrying value and estimated fair value of an unsecured convertible note were $1.8 million and $1.5 million as of March 30, 2019, respectively. The carrying value and estimated fair value of the unsecured convertible note were $2.0 million and $1.7 million as of December 29, 2018, respectively.

Allowance for Doubtful Accounts

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of the Company’s customers and reductions in average sales prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The Company’s management believes there is no impairment of long-lived assets as of March 30, 2019.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued expenses and other current liabilities, and operating lease liabilities on its condensed consolidated balance sheets. The Company does not have finance leases.

ROU assets represent the right of the Company to use an underlying asset for the lease term and lease liabilities represent the obligation of the Company to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company elected certain practical expedients and as permitted did not reassess whether existing contracts are or contain leases, the lease classification and initial direct costs for any existing leases.  As part of practical expedients selected the Company also used hindsight in determining lease terms. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component.  Leases with an initial term of twelve months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the Company’s position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax laws, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company recognizes both accrued interest and penalties associated with uncertain tax positions as a component of provision for income taxes in the condensed consolidated statements of operations.

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

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant during the three months ended March 30, 2019 and March 31, 2018.

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

Adoption of New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted ASC 842 effective December 30, 2018 using a modified retrospective method and did not restate comparative periods. As permitted under the transition guidance, the Company carried forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Based on the lease portfolio as of December 30, 2018, the Company recognized approximately $1.5 million of operating lease right-of-use assets and operating lease liabilities on its condensed consolidated balance sheet upon adoption, primarily relating to real estate. No adjustments were required to be made to accumulated deficit upon adoption. See Note 4 for further discussion.

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

Note 3—Revenue Recognition

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

Substantially all of the Company’s net sales relate to products sold at a point in time through ship-and-bill performance obligations. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Contracts with customers are comprised of customer purchase orders, invoices (including the Company’s standard terms and conditions) and written contracts.

Disaggregation of Net Sales

The following table shows disaggregates net sales by major source (in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Resales of third-party products	$3,953	$7,108
Sale of the Company's modular memory subsystems	1,152	1,771
Total net sales	$5,105	$8,879

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

Contract Assets and Liabilities

Typically, the Company invoices the customer and recognizes revenue once the Company has satisfied its performance obligation. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. There were no such contract liabilities as of March 30, 2019.

Note 4—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	March 30,	December 29,
	2019	2018
Raw materials	$925	$1,072
Work in process	49	25
Finished goods	1,475	1,849
	$2,449	$2,946

Warranty Liabilities

The following table summarizes activities related to warranty liabilities (in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Beginning balance	$194	$152
Estimated cost of warranty claims charged to cost of sales	39	81
Cost of actual warranty claims	(41)	(75)
Ending balance	192	158
Less: current portion	(115)	(95)
Long-term warranty liability	$77	$63

The allowance for warranty liabilities expected to be incurred within one year is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The allowance for warranty liability expected to be incurred after one year is classified as long-term warranty liability in the accompanying condensed consolidated balance sheets.

Leases

The Company has non-cancellable operating leases primarily associated with office facilities, manufacturing facility and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental cash flow information related to operating leases was as follows (in thousands):

Three Months Ended
March 30,
2019
Lease cost
Operating lease cost	$159

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$147

Supplemental balance sheet information related to operating leases was as follows:

March 30,
(in thousands)	2019
Operating lease right-of-use assets	$1,399
Accrued expenses and other current liabilities	$523
Operating lease liabilities	908
Total operating lease liabilities	$1,431

Weighted average remaining lease term (in years)
Operating lease	2.7

Weighted Average Discount Rate
Operating lease	7.7%

Maturities of operating lease liabilities as of March 30, 2019 were as follows (in thousands):

Fiscal Year	Amount
2019 (remaining 9 months)	$459
2020	596
2021	376
2022	163
Total lease payments	1,594
Less: imputed interest	(163)
Total	$1,431

A summary of future minimum lease payments under operating lease as of December 29, 2018 was as follows (in thousands):

Fiscal Year	Amount
2019	$399
2020	208
Total minimum lease payments	$607

Computation of Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net loss per share—basic and diluted:
Numerator: Net loss	$(4,050)	$(4,673)
Denominator: Weighted-average common shares outstanding—basic and diluted	139,039	82,461
Net loss per share—basic and diluted	$(0.03)	$(0.06)

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

	Three Months Ended
	March 30,	March 31,
	2019	2018
Weighted average common share equivalents	19,083	12,784

Major Customers and Products

The Company’s net sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of the net revenues made to customers that each comprise 10% or more of the net revenues:

	Three Months Ended
	March 30,		March 31,
	2019		2018
Customer:
Customer A	11%		13%
Customer B	*	%	10%

*Less than 10% of net revenues during the period.

The Company’s accounts receivable are concentrated with two customers as of March 30, 2019 representing 16% and 15% of aggregate gross receivables, respectively. As of December 29, 2018, two customers represented 22% and 15% of aggregate gross receivables, respectively. The loss of any of the significant customers or a reduction in revenues to or difficulties collecting payments from any of these customers could significantly reduce the net sales and adversely affect its operating results. The Company tries to mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three months ended March 30, 2019 and March 31, 2018, resales of these products represented approximately 77% and 77%, respectively, of net sales.

Cash Flow Information

The following table sets forth supplemental disclosures of cash flow information and non-cash financing activities for the periods presented:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Supplemental disclosure of non-cash financing activities:
Common stock issued on conversion of convertible note payable	$375	—
Debt financing of insurance	$—	$344

Note 5—Credit Agreement

SVB Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as amended, the “SVB Credit Agreement”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 85% of its eligible accounts receivable (increased from 80% as of August 29, 2018), or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of March 30, 2019 and December 29, 2018, (i) outstanding letters of credit were $1.9 million and $1.9 million, respectively, (ii) outstanding borrowings were $2.0 million and $2.3 million, respectively, and (iii) availability under the revolving line of credit was $0.01 million and $0.2 million, respectively.

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

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of March 30, 2019, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 6—Debt

The Company’s debt consisted of the following (in thousands):

	March 30,	December 29,
	2019	2018
Senior secured convertible note, due December 2025, including accrued interest of $1,009 and $934 at 2019 and 2018, respectively	$16,009	$15,934
Unsecured convertible note, due August 2020, including accrued interest of $4 and $62 at 2019 and 2018, respectively	2,000	2,332
Note payable	252	376
Unamortized debt discounts and issuance costs	(783)	(920)
	17,478	17,722
Less: current portion	(252)	(376)
	$17,226	$17,346

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

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized to interest expense over the term of the SVIC Note using the interest method. During the three months ended March 30, 2019 and March 31, 2018, interest expense related to the amortization of the issuance costs associated with the liability component was not material. As of March 30, 2019, the outstanding principal and accrued interest on the SVIC Note was $16.0 million, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $15.4 million.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of March 30, 2019, the Company was in compliance with its covenants under the SVIC Note.

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

The number of Redemption Conversion Shares equals the portion of the applicable Redemption Amount being converted divided by the lesser of the Lender Conversion Price or the Market Price, that is 85% of the Company’s lowest closing bid price during the 20 trading days immediately preceding the applicable redemption date, provided that the Market Price shall not be less than $0.11 per share (the “Redemption Price Floor”). In the event any applicable redemption conversion price is below the Redemption Price Floor then either: (i) the Company will honor the redemption conversion at the then effective redemption conversion price for a Redemption Amount not to exceed $0.15 million if the redemption conversion price is equal to or greater than $0.06 per share or (ii) the Company will pay the applicable Redemption Amount up to $0.15 million in cash and not in Redemption Conversion Shares.

The $2.1 million of proceeds received from the issuance of the Iliad Note was initially allocated between long-term debt (the liability component) at $1.9 million and additional paid-in capital (the equity component) at $0.2 million, within the condensed consolidated balance sheet. The carrying amount of the liability component was calculated using the fair value of a similar liability without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the proceeds received. The amount allocated to the equity component along with the original issue discount and fees paid to Iliad is amortized to interest expense over the expected life of 14 months using the interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The issuance costs incurred related to the issuance of the Iliad Note were not material.

As of March 30, 2019, the outstanding principal and accrued interest on the Iliad Note was $2.0 million, and the outstanding Iliad Note balance, net of unamortized debt discounts and issuance costs, was $1.8 million.

During the quarter ended March 30, 2019, Iliad converted $0.4 million of the outstanding principal and accrued interest on the Iliad Note to 1,041,667 shares of the Company’s common stock at the Lender Conversion Price. Subsequent to March 30, 2019, Iliad converted $0.1 million of the outstanding principal and accrued interest on the Iliad Note to 347,223 shares of the Company’s common stock at the Lender Conversion Price.

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

Note 7—Income Taxes

The following table sets forth the Company’s provision for income taxes, along with the corresponding effective tax rates (in thousands):

Three Months Ended
	March 30,	March 31,
	2019	2018
Provision for income taxes	$-	$-
Effective tax rate	-%	-%

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to uncertainty of future utilization, the Company has provided a full valuation allowance as of March 30, 2019 and December 29, 2018. Accordingly, no benefit has been recognized for net deferred tax assets. The Company’s effective tax rate differs from the federal statutory tax rate of 21% for the three months ended March 30, 2019 and March 31, 2018 due to providing the full valuation allowance against net deferred tax assets.

The Company did not have any unrecognized tax benefits as of March 30, 2019 and December 29, 2018.

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

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the Company’s consolidated financial statements in each period in which the TRGP Agreement remains in effect. During the years ended December 29, 2018 and December 30, 2017, the Company excluded legal expenses of $1.8 million and $10.2 million, respectively, as a result of TRGP’s payment of these expenses under the TRGP Agreement. The Company does not anticipate any further legal expenses will be paid by TRGP under this agreement. During the three months ended March 30, 2019, there were no legal expenses excluded as a result of TRGP’s payment of these expenses under the TRGP Agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the funded SK hynix proceedings would be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery.

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

Google Litigation

On December 4, 2009, the Company filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “Northern District Court”), seeking damages and injunctive relief based on Google’s alleged infringement of the Company’s U.S. Patent No. 7,619,912 (the “‘912 patent”), which relates generally to technologies to implement rank multiplication. In February 2010, Google answered the Company’s complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on the Company’s activities in the Joint Electron Device Engineering Council (“JEDEC”) standard-setting organization. The counterclaim seeks unspecified compensatory damages. Accruals have not been recorded for loss contingencies related to Google’s counterclaim because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated. In October 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. The reexamination proceedings are described below. In connection with the reexamination request, the Northern District Court granted the Company’s and Google’s joint request to stay the ‘912 patent infringement lawsuit against Google until the completion of the reexamination proceedings. On January 31, 2019, the PTAB, in response to Google’s rehearing request, denied rehearing of the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent. On April 16, 2019, Google filed an appeal to this decision.

Inphi Litigation

On September 22, 2009, the Company filed a patent infringement lawsuit against Inphi Corporation (“Inphi”) in the U.S. District Court for the Central District of California (the “Central District Court”). The complaint, as amended, alleges that Inphi is contributorily infringing and actively inducing the infringement of U.S. patents owned by the Company, including the ‘912 patent, U.S. Patent No. 7,532,537 (the “‘537 patent”), which relates generally to memory modules with load isolation and memory domain translation capabilities, and U.S. Patent No. 7,636,274 (the “‘274 patent”), which is related to the ‘537 patent and relates generally to load isolation and memory domain translation technologies. The Company is seeking damages and injunctive relief based on Inphi’s use of the Company’s patented technology. Inphi denied infringement and claimed that the three patents are invalid. In June 2010, Inphi requested and was later granted Inter Partes Reexaminations of the ‘912, ‘537 and ‘274 patents by the USPTO. The reexamination proceedings are described below (except for the reexamination proceeding related to the ‘537 patent, which have concluded with the confirmation of all of the claims of such patent). In connection with the reexamination requests, Inphi filed a motion to stay the patent infringement lawsuit with the Central District Court until completion of the reexamination proceedings, which was granted. On April 16, 2019, Inphi filed an appeal to the PTAB’s January 31, 2019 decision upholding the validity of claims in Netlist’s ‘912 patent.

‘912 Patent Reexamination

As noted above, in April 2010, June 2010 and October 2010, Google and Inphi submitted requests for an Inter Partes Reexamination of the ‘912 patent by the USPTO, claiming that the ‘912 patent is invalid and requesting that the USPTO reject the patent’s claims and cancel the patent. Additionally, in October 2010, Smart Modular, Inc. (“Smart Modular”) submitted another such reexamination request. On January 18, 2011, the USPTO granted such reexamination requests, and in February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 patent reexaminations into a single proceeding. On March 21, 2014, the USPTO issued an Action Closing Prosecution (“ACP”), an office action that states the USPTO examiner’s position on patentability and closes further prosecution, and on June 18, 2014 the USPTO issued a Right of Appeal Notice (“RAN”), a notice that triggers the rights of the involved parties to file a notice of appeal to the ACP, each of which confirmed the patentability of 92 of the ‘912 patent’s claims and rejected the patent’s 11 other claims. The parties involved filed various notices of appeal, responses and requests, and on November 24, 2015, the PTAB held a hearing on such appeals. On May 31, 2016, the PTAB issued a decision affirming certain of the examiner’s decisions and reversing others. On February 9, 2017, the PTAB granted the Company’s request to reopen prosecution before the USPTO examiner and remanded the consolidated proceeding to the examiner to consider the patentability of certain of the pending claims in view of the PTAB’s May 31, 2016 decision and comments from the parties. On October 3, 2017, the examiner issued a determination as to the patentability of certain of the pending claims, which were found to be unpatentable. On June 1, 2018, the PTAB reversed the Examiner and found the pending amended claims to be patentable. On July 2, 2018, Google requested rehearing of the PTAB’s decision. On January 31, 2019 the PTAB, in response to Google’s rehearing request, denied rehearing of the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent. On April 16, 2019, Inphi and Google filed an appeal to the ‘912 patent decision. Accruals have not been recorded for loss contingencies related to the ‘912 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

‘627 Patent Reexamination

In September 2011, Smart Modular submitted a request for an Inter Partes Reexamination by the USPTO of the Company’s U.S. Patent No. 7,864,627 (the “‘627 patent”), related to the ‘912 patent, alleging that the ‘627 patent is invalid and requesting that the USPTO reject the patent’s claims. On November 16, 2011, the USPTO granted Smart Modular’s request and initiated reexamination. By June 27, 2014, the USPTO’s patent examiner had rejected all of the ‘627 patent’s claims. The Company appealed the examiner’s rejections to the PTAB, and on May 31, 2016, the PTAB issued a decision affirming some of the examiner’s rejections. On July 31, 2016, the Company submitted a request to the PTAB to reopen prosecution before the examiner to amend the claims. On February 9, 2017, the PTAB granted the Company’s request to reopen prosecution and remanded the proceeding to the examiner to consider the patentability of the amended claims in view of the PTAB’s May 31, 2016 decision and comments from Smart Modular. On October 2, 2017, the examiner issued a determination that the amended claims should also be rejected. On June 1, 2018, the PTAB reversed the examiner and found the amended claims to be patentable. Smart Modular did not appeal this latest PTAB decision to the Federal Circuit. On October 3, 2018, the USPTO issued a Notice of Intent to Issue a Reexam Certificate, and on November 5, 2018, the USPTO issued Reexamination Certificate No.  7,864,627 concluding the reexamination. The original ‘627 patent had eighteen claims, and during the reexamination, five were canceled (claims 1, 4, 15, 19, 20) and the remaining fifteen were amended (claims 2, 3, 5-12, 14-18) into their current form as issued in the reexamination certificate. Accruals have not been recorded for loss contingencies related to the ‘627 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

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

On December 7, 2012, the USPTO granted the Company’s request for the reexamination of the ‘295 patent. On April 29, 2014, the USPTO examiner issued an ACP confirming some claims and rejecting others, and on August 4, 2015, the examiner issued a RAN confirming all pending claims. On September 4, 2015, the Company appealed to the PTAB. The parties involved filed various notices of appeal, responses and requests, and on September 22, 2016, the PTAB held a hearing on such appeals. On November 14, 2016, the PTAB issued a decision reversing the examiner and rejected all of the pending claims. On January 23, 2017, Smart Modular filed a request to reopen prosecution. The parties had the opportunity present evidence and arguments and the examiner issued a determination on May 8, 2017, which found all pending claims to be unpatentable. On December 12, 2017, the PTAB agreed with the examiner and found all pending claims to be unpatentable. Smart Modular appealed the PTAB’s decision to the Court of Appeals for the Federal Circuit. On March 28, 2018, the Eastern District Court stayed the proceedings related to the ‘295 patent. On January 18, 2019, the Company and Smart Modular filed a Joint Motion to Dismiss with Prejudice, terminating the proceedings related to the ‘295 patent in the Eastern District Court.

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

On January 11, 2018, the ITC set a 19-month target date of July 3, 2019 for an investigation related to the Second ITC Action, with a final initial determination for the Second ITC Action being filed no later than March 1, 2019. Based on this target date, the ITC scheduled a hearing on the merits of the investigation related to the Second ITC Action to begin on November 9, 2018 and conclude on November 19, 2018. On April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the Second ITC Action in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the Administrative Law Judge (“ALJ”) to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019. On February 8, 2019 Chief Administrative Law Judge of the ITC issued an Order in Investigation No. 337-TA-1089 denying SK hynix’s motion for “Summary Determination of Non Infringement of Netlist’s U.S. Patent No. 9,535,623 Based On Issue Preclusion.” On March 12, 2019, the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. The trial is now scheduled to recommence on July 15, 2019 ending July 19, 2019.

Between December 30, 2016 and January 20, 2017, SK hynix filed numerous petitions in the USPTO requesting IPR of certain of the Company’s patents, including the patents asserted in the First ITC Action and the Central District Court proceedings, which have now concluded and certain of which are now on appeal to the Court of Appeals for the Federal Circuit. Between December 19, 2017 and February 7, 2018, SK hynix filed additional petitions in the USPTO requesting IPR of the patents asserted in the Second ITC Action which are now proceeding. On March 21, 2019, the PTAB issued a Final Written Decision finding Netlist’s U.S. Patent No. 9,535,623 invalid. Netlist has filed notice of intent to appeal.

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

Note 9—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at March 30, 2019 or December 29, 2018.

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

On April 16, 2018, the Company entered into an amendment (the “Amendment”) to the Rights Agreement. The Amendment amends the definition of “Expiration Date” in the Rights Agreement to incorporate all of the Company’s legal proceedings against SK hynix, and amends the definition of “Final Expiration Date” in the Rights Agreement to mean the close of business on April 17, 2019. Accordingly, the Amendment extends the final expiration of the Rights issued pursuant to the Rights Agreement from April 17, 2018 to April 17, 2019. As a result, and pursuant to the Amendment, the Rights will expire and become unexercisable on or before, in accordance with the terms of the Rights Agreement, the close of business on April 17, 2019. On April 17, 2019, the Company entered into a second amendment (the “Second Amendment”) to the Rights Agreement. The Second Amendment amends the definition of “Expiration Date” in the Rights Agreement to extend the term for an additional two year period which extends the final expiration of the Rights issued pursuant to the Rights Agreement from April 17, 2019 to April 17, 2021. As a result and pursuant to the Second Amendment, the Rights will expire and become unexercisable on or before, in accordance with the terms of the Rights Agreement, the close of business on April 17, 2021.

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

Subject to certain adjustments, as of March 30, 2019, the Company was authorized to issue a maximum of 13,805,566 shares of its common stock pursuant to awards granted under the Amended 2006 Plan. Beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. As of March 30, 2019, the Company had 920,197 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan. Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activities during the three months ended March 30, 2019:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding at December 29, 2018	8,186	$1.18
Granted	—	—
Exercised	(43)	0.37
Expired or forfeited	(461)	1.46
Outstanding at March 30, 2019	7,682	$1.17

 The grant-date fair value of restricted stock equals the closing price of the Company’s common stock on the grant date. Restricted stock awards vest annually on each anniversary of the grant date over a two-year term. Restricted stock awards activities during the three months ended March 30, 2019 is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Outstanding at December 29, 2018	525	$0.25
Granted	3,727	0.55
Vested	(340)	0.54
Forfeited	—	—
Outstanding at March 30, 2019	3,912	$0.51

As of March 30, 2019, the Company had approximately $2.2 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 3.3 years.

Warrants

The following is a summary of the Company’s warrant activity during the three months ended March 30, 2019:

Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding at December 29, 2018	15,010	$0.62
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 30, 2019	15,010	$0.62

Note 10—Subsequent Events

The Company has performed an evaluation of events occurring subsequent to March 30, 2019, through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, there are no events, except for the matters discussed elsewhere in the notes hereto, which require recognition or disclosure in the condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, all references to “Netlist,” the “Company,” “we,” “us,” or “our” in this discussion and analysis of our financial condition and results of operations (the “MD&A”) and elsewhere in this report refer to Netlist, Inc., together with its consolidated subsidiaries.

The following MD&A should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as the MD&A included in our Annual Report on Form 10-K for our fiscal year ended December 29, 2018, including the audited consolidated financial statements and related notes included in such report (the “2018 Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2019. In preparing this MD&A, we presume that readers have access to and have read the MD&A included in the 2018 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC.

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

Overview

We provide high-performance modular memory subsystems to customers in diverse industries that require enterprise and storage class memory solutions to empower critical business decisions. We have a history of introducing disruptive new products, such as one of the first load reduced dual in-line memory modules ("LRDIMM") based on our distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM. We were also one of the first to bring NAND flash memory ("NAND flash") to the memory channel with our NVvault non-volatile dual in-line memory modules ("NVDIMM") using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or "DRAM") and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. We offer a new generation of storage class memory products called HybriDIMM to address the growing need for real-time analytics in Big Data applications, in-memory databases, high performance computing and advanced data storage solutions. We also resell NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

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

We recorded total net sales of $5.1 million and $8.9 million for the three months ended March 30, 2019 and March 31, 2018, respectively, and $33.5 million and $38.3 million for the years ended December 29, 2018 and December 30, 2017, respectively. We recorded gross profit of $0.3 million and $0.4 million for the three months ended March 30, 2019 and March 31, 2018, respectively, and $2.3 million and $2.5 million for the years ended December 29, 2018 and December 30, 2017, respectively. We also incurred net losses of $4.1 million and $4.7 million for the three months ended March 30, 2019 and March 31, 2018, respectively, and $17.1 million and $13.4 million for the years ended December 29, 2018 and December 30, 2017, respectively. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and revenues generated from operations, including from product sales and a non-recurring engineering (“NRE”) fee from our November 2015 joint development and license agreement (“JDLA”) with Samsung Electronics Co., Ltd (“Samsung”). We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Liquidity and Capital Resources” below for more information.

Recent Developments

Developments relating to SK hynix Proceedings

We have taken action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and two of its subsidiaries in the U.S. International Trade Commission (“ITC”), U.S. district court and the courts of Germany. On January 31, 2019, the court in Germany found there was no infringement of the Utility Model asserted and dismissed the case. We intend to appeal this ruling. In our two separate ITC actions against SK hynix, we have requested exclusion orders that direct U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. In our U.S. district court and international court proceedings, we are primarily seeking damages. All of our patents involved in these proceedings cover key features of RDIMM and LRDIMM products.

On January 16, 2018, the ITC issued a final determination regarding our first ITC action against SK hynix filed in September 2016, in which it concluded there was no infringement of the patents in this action and terminated the ITC’s investigation related to these proceedings. We are appealing this final determination to the Court of Appeals for the Federal Circuit. In our second ITC action against SK hynix, on April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the investigation in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the ALJ to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on

March 15, 2019. On March 12, 2019 the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. The trial is now scheduled to recommence on July 15, 2019 ending July 19, 2019.

Amendments to SVB Credit Agreement

On March 21, 2019, we entered into an amendment to a credit agreement with Silicon Valley Bank (“SVB”) (“SVB Credit Agreement”) to (i) extend the maturity date of the advances to March 30, 2020 and (ii) delete the inventory reporting requirements.

Conversion of Iliad Note

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

The Iliad Note provides Iliad with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of our common stock at a conversion price of $0.36 per share (“Lender Conversion Price”). Further, beginning on April 1, 2019, the Iliad Note also provides Iliad with the right to redeem all or any portion of the Iliad Note (“Redemption Amount”) up to a maximum monthly amount of $0.35 million. The payments of each Redemption Amount may either be made in cash, by converting such Redemption Amount into shares of our common stock, or a combination thereof, at our election.

During the quarter ended March 30, 2019, Iliad converted the outstanding principal and accrued interest on the Iliad Note totaling $0.4 million to 1,041,667 shares of the Company’s common stock at the Lender Conversion Price. Subsequent to March 30, 2019, Iliad converted the outstanding principal and accrued interest on the Iliad Note totaling $0.1 million to 347,223 shares of the Company’s common stock at the Lender Conversion Price.

Key Business Metrics

The following describes certain line items in our condensed consolidated statements of operations that are important to management’s assessment of our financial performance:

Net Sales

Net sales consist of resales of certain component products, including NAND flash and DRAM products, and sales of our high-performance memory subsystems, net of a provision for estimated returns under our right of return policies, which generally range up to 30 days. Product sales are made primarily pursuant to stand-alone purchase orders, which generally have no cancellation or rescheduling penalty provisions. Our customers typically provide us with non-binding forecasts of future product demand over specific periods of time, but they generally place orders with us no more than two weeks in advance of the desired delivery date. Selling prices are typically negotiated monthly, based on competitive market conditions and the then-current price of relevant component products, including DRAM ICs and NAND flash. We often ship products to our customers’ international manufacturing sites, but all of our sales to date have been denominated in U.S. dollars.

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

Factors Affecting Our Performance and Business Risks and Uncertainties

Our performance, financial condition and prospects are affected by a number of factors and are exposed to a number of risks and uncertainties. See the discussion of certain major factors affecting our performance in the MD&A included in our 2018 Annual Report, and see the discussion of certain risks that we face under “Risk Factors” in Part II, Item 1A of this report.

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

Our critical accounting policies and estimates are discussed in Note 2 to the condensed consolidated financial statements included in this report and the MD&A included in our 2018 Annual Report. Effective December 30, 2018, we adopted the requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases, using the modified retrospective transition method as further described in Note 2, Adoption of New Accounting Pronouncements and Note 4, Supplemental Financial Information to our condensed consolidated financial statements. We believe that the resulting accounting policy related to leases is a critical accounting policy because of the significance of operating lease right-of-use assets and operating lease liabilities recognized, the related disclosures required and the significant degree of judgment in evaluating recognition criteria.

Except as noted above, there have been no other significant changes to our critical accounting policies as disclosed in our 2018 Annual Report.

Results of Operations

The following table presents each line item of our condensed consolidated statement of operations as a percentage of net sales for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net sales	100%	100%
Cost of sales	95	96
Gross profit	5	4
Operating expenses:
Research and development	12	11
Intellectual property legal fees	29	25
Selling, general and administrative	39	19
Total operating expenses	80	55
Operating loss	(75)	(51)
Other expense, net:
Interest expense, net	(5)	(2)
Other income, net	—	—
Total other expense, net	(5)	(2)
Loss before (benefit) provision for income taxes	(80)	(53)
(Benefit) provision for income taxes	—	—
Net loss	(80)%	(53)%

Net Sales, Cost of Sales and Gross Profit

The following table presents net sales, cost of sales and gross profit for the three months ended March 30, 2019 and March 31, 2018 (in thousands, except percentages):

	Three Months Ended
	March 30,	March 31,		%
	2019	2018	Change	Change
Net sales	$5,105	$8,879	$(3,774)	(43)%
Cost of sales	4,826	8,500	(3,674)	(43)%
Gross profit	$279	$379	$(100)	(26)%
Gross margin	5.5%	4.3%	1.2%

Net Sales

For the three months ended March 30, 2019, our net sales decreased by $3.8 million as compared to the three months ended March 31, 2018 primarily as a result of a $3.4 million overall decrease in sales of other small outline dual in-line memory module (“SODIMM”) and RDIMM products (a $2.9 million decrease in the resales of SODIMM and RDIMM products and a $0.5 million decrease in sales of our Specialty SODIMM and RDIMM products), a $0.2 million decrease in sales of NAND flash and a $0.1 million decrease each  in sales of other very low profile products and vault products.

Our product sales in all periods presented were impacted by fluctuating customer concentrations. Our largest customer in the three months ended March 30, 2019, which accounted for 11% of our net sales, accounted for 13% of our net sales during the three months ended March 31, 2018, and our second largest customer in the three months ended March 31, 2018 did not contribute significant sales during the three months ended March 30, 2019. Our four largest customers in the three months ended March 30, 2019, which accounted for an aggregate of 33% of our net sales, accounted for an aggregate of 23% of our net sales during the three months ended March 31, 2018.

Cost of Sales, Gross Profit and Gross Margin

For the three months ended March 30, 2019 as compared to the three months ended March 31, 2018, our cost of sales decreased primarily as a resulted of decreased net sales. Our gross margin fluctuates based on a change in our product mix over periods and the cost of the factory. For the three months ended March 30, 2019, our gross margin increased to 5.5% from 4.3% for the three months ended March 31, 2018 due to the higher gross margin for our Specialty SODIMM and RDIMM products and resales of products, partially offset by the lower gross margins for our vault products.

Research and Development

The following table presents research and development expenses for the three months ended March 30, 2019 and March 31, 2018 (in thousands, except percentages):

	Three Months Ended
	March 30,	March 31,		%
	2019	2018	Change	Change
Research and development	$590	$1,008	$(418)	(41)%

Research and development expenses decreased $0.4 million for the three months ended March 30, 2019 compared to the three months ended March 31, 2018 primarily as a result of a $0.4 million decrease in headcount, overhead and travel expenses.

Intellectual Property Legal Fees

The following table presents intellectual property legal fees for the three months ended March 30, 2019 and March 31, 2018 (in thousands, except percentages):

	Three Months Ended
	March 30,	March 31,		%
	2019	2018	Change	Change
Intellectual property legal fees	$1,495	$2,211	$(716)	(32)%

The decrease in intellectual property legal fees for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018 resulted primarily from a decrease in legal expenses incurred to defend our patent portfolio internationally, including the costs incurred for our second ITC action.

Selling, General and Administrative

The following table presents selling, general and administrative expenses for the three months ended March 30, 2019 and March 31, 2018 (in thousands, except percentages):

	Three Months Ended
	March 30,	March 31,		%
	2019	2018	Change	Change
Selling, general and administrative	$1,973	$1,691	$282	17%

Selling, general and administrative expenses for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018 slightly increased primarily a result of a $0.2 million increase in sales and marketing headcount costs and related overhead and travel expenses.

Other Expense, Net

The following table presents other expense, net for the three months ended March 30, 2019 and March 31, 2018 (in thousands, except percentages):

	Three Months Ended
	March 30,	March 31,		%
	2019	2018	Change	Change
Interest expense, net	$(272)	$(147)	$(125)	85%
Other income, net	1	5	(4)	(80)%
Total other expense, net	$(271)	$(142)	$(129)	91%

Interest expense, net, for the three months ended March 30, 2019 and March 31, 2018 consisted primarily of interest expense on a revolving line of credit under the SVB Credit Agreement, the $15 million senior secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015 and the Iliad Note issued in August 2018. Interest expense also includes the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note and Iliad Note. The increase for the three months ended March 30, 2019 compared to the three months ended March 31, 2018 was primarily driven by the accretion of debt discount and amortization of debt issuance costs related to the Iliad Note.

The decrease in other (expense) income, net, for the three months ended March 30, 2019 and March 29, 2018, which resulted primarily from exchange rate losses, was not significant.

Provision for Income Taxes

Our provision for income taxes was immaterial in all periods presented.

The federal statutory rate was 21% for the three months ended March 30, 2019 and March 31, 2018. In all periods presented, we continued to provide a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss carryforwards. In these periods, our effective tax rate differed from the statutory rate primarily due to the valuation allowance on newly generated loss carryforwards.

Liquidity and Capital Resources

Liquidity generally refers to the ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund our operating expenses and working capital requirements, to make required payments of principal and interest under our outstanding debt instruments and, to a lesser extent, to fund capital expenditures.

Working Capital

A summary of our working capital is as follows (in thousands):

	March 30,	December 29,
	2019	2018
Current assets(1)	$17,331	$23,192
Current liabilities	11,158	13,113
Working capital	$6,173	$10,079

(1)	Includes cash and cash equivalents of $10.0 million and $14.8 million as of March 30, 2019 and December 29, 2018, respectively.

Our working capital decreased by $3.9 million during the three months ended March 30, 2019. Our current assets decreased by $5.9 million primarily from a $4.8 million decrease in cash and cash equivalents, primarily due to a net loss of $4.1 million, a $1.9 million decrease in accounts payable related to the payments made for the legal fees accrued to defend our intellectual property, partially offset by a decrease in accounts receivable and inventories totaling $1.0 million due to lower sales.

Our current liabilities decreased by $2.0 million primarily from a $1.9 million decrease in accounts payable from the payments made for the legal fees to defend our intellectual property, a $0.3 million decrease in revolving line of credit and a decrease in accrued payroll and related liabilities and note payable totaling $0.2 million, partially offset by a $0.4 million increase in accrued expenses and other current liabilities related to the current portion of operating lease liabilities recognized in accordance with the new lease guidance adopted on December 30, 2018.

Cash Flows

A summary of cash flow activities is as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(4,409)	$(3,110)
Investing activities	(25)	(34)
Financing activities	(377)	1,636
Net change in cash, cash equivalents and restricted cash	$(4,811)	$(1,508)

Operating Activities

For the three months ended March 30, 2019, net cash used in operating activities primarily resulted from a net loss of $4.1 million adjusted for net non-cash charges of $0.8 million. These non-cash charges primarily consisted of stock-based compensation, interest accrued on our convertible notes, depreciation and amortization, amortization of debt discounts and non-cash lease expense. These non-cash activities are offset by net cash outflows from changes in working capital balances of $1.1 million driven predominantly from a $1.9 million decrease in accounts payable due to lower purchases and legal fees and payments made toward outstanding legal fees, partially offset by a $0.5 million decrease each in accounts receivable and inventories.

Net cash used in operating activities for the three months ended March 31, 2018 was primarily the result of a net loss of $4.7 million, partially offset by (i) $0.4 million of net non-cash operating expenses, which primarily consisted of stock-based compensation, interest accrued on convertible debt, depreciation and amortization and amortization of debt discounts, and (ii) $1.1 million of net cash provided by operating activities due to changes in operating assets and liabilities, which were primarily from a $0.7 million increase in inventories, $0.5 million increase in accounts payable, and $0.2 million decrease in accounts receivable, partially offset by a $0.1 million increase in prepaid expenses and $0.1 decrease in accrued expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 30, 2019 and March 31, 2018 was the result of our purchases of property and equipment during the periods.

Financing Activities

For the three months ended March 30, 2019, net cash used in financing activities primarily consisted of $0.3 million in net repayments under the SVB Credit Agreement and $0.1 million in payments of outstanding debt.

For the three months ended March 31, 2018, net cash provided by financing activities was primarily the result of net proceeds of $1.8 million from the ATM Program, partially offset by $0.1 million in payments of outstanding debt.

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

SVB Credit Agreement

On October 31, 2009, we entered into a SVB Credit Agreement, which provides us with the borrowing of up to the lesser of 85% of eligible accounts receivable or $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The borrowings under the SVB Credit Agreement bear interest at the Wall Street Journal “prime rate” plus 2.75% per annum. Pursuant to the amendment dated March 21, 2019, the maturity date was extended to March 30, 2020.

As of March 30, 2019 and December 29, 2018, the outstanding borrowings under the SVB Credit Agreement were $2.0 million and $2.3 million, respectively, with the borrowing availability of $0.01 million and $0.2 million, respectively. During the three months ended March 30, 2019, we made net repayments of $0.3 million under the SVB Credit Agreement. During the three months ended March 31, 2018, net borrowings made under the SVB Credit Agreement was insignificant.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing cash balance together with cash generated from our business operations and borrowing availability under the SVB Credit Agreement and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our capital requirements will depend on many factors, including, among others: the acceptance of, and demand for, our products; our levels of net product sales and any other revenues we may receive, including NRE, license, royalty or other fees; the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies; the costs of developing, improving and maintaining our internal design, testing and manufacturing processes; the costs associated with defending and enforcing our intellectual property rights; and the nature and timing of acquisitions and other strategic transactions in which we participate, if any.

Although we expect to rely in the near term on our existing cash balance, cash generated from our business operations and borrowing availability under the SVB Credit Agreement, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. We may not be able to obtain capital when needed, on terms acceptable to us or at all.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 30, 2019.

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended March 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 30, 2019, there were 140,707,887 shares of our common stock outstanding 7,681,883 shares of our common stock subject to outstanding stock options, 3,912,389 shares of our common stock subject to outstanding restricted stock, 15,010,012 shares of our common stock subject to outstanding warrants, and 18,363,408 shares of our common stock subject to outstanding convertible notes. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of May 10, 2019, 7.6% of our outstanding common stock was held by our directors and officers, including 7.2% held by Chun K. Hong, our President, Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

To support our activities in the near term, we expect to rely on cash generated from our business operations and proceeds from issuances of debt and equity securities, and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

On January 31, 2019, the Munich District Court (the “Court”) dismissed an action brought by us against SK hynix Inc. and Hewlett-Packard GmbH regarding the infringement of our German utility model. In its judgment the Court followed a different claim construction than advocated by us whereby it did not find our utility model to be infringed. We have filed an appeal of the Court’s decision.

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

In addition, in April 2017, we adopted a rights agreement to implement a standard “poison pill.” In general terms, for so long as the rights issued under the rights agreement are outstanding, the rights agreement prevents any person or group from acquiring a significant percentage of our outstanding capital stock or attempting a hostile takeover of our Company by significantly diluting the ownership percentage of such person or group. The rights agreement expires on the earlier of the complete resolution of all our proceedings against SK hynix and April 17, 2021. As a result, the rights agreement has a significant anti-takeover effect. Our board of directors approved the rights agreement as part of our strategy in connection with our proceedings against SK hynix, with the intent of disconnecting our market capitalization from the damages calculations and any settlement negotiations that may develop in connection with these proceedings. However, the rights agreement may not have the intended, or any, impact on these proceedings or any related settlement negotiations, but would have the anti-takeover effect of any standard “poison pill” and thus would involve the risks associated with these anti-takeover effects, which are described elsewhere in these risk factors.

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

Item 6.Exhibits

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	08/15/2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	08/17/2018
3.1.2	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	08/15/2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	12/20/2012
4.1	Form of Warrant Agreement to Purchase Common Stock.		8-K	001-33170	09/14/2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32+	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File No.	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

+Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2019		Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)