Form 10-Q
period 2019-06-29
NETLIST INC
filed 2019-08-09
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

or

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

As of August 5, 2019, there were 148,275,435 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 29, 2019

PART I. — FINANCIAL INFORMATION

Item 1.Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)
	June 29,	December 29,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$7,432	$14,802
Restricted cash	2,050	1,850
Accounts receivable, net of allowances of $39 (2019) and $39 (2018)	2,406	2,917
Inventories	2,294	2,946
Prepaid expenses and other current assets	541	677
Total current assets	14,723	23,192
Property and equipment, net	328	279
Operating lease right-of-use assets	1,267	—
Other assets	1,393	1,394
Total assets	$17,711	$24,865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$8,100	$9,497
Revolving line of credit	2,060	2,293
Accrued payroll and related liabilities	542	604
Accrued expenses and other current liabilities	797	343
Note payable	127	376
Total current liabilities	11,626	13,113
Convertible promissory notes and accrued interest, net of debt discounts	17,247	17,346
Operating lease liabilities	768	—
Other liabilities	150	78
Total liabilities	29,791	30,537
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—300,000 shares authorized; 142,177 (2019) and 139,283 (2018) shares issued and outstanding	142	139
Additional paid-in capital	170,513	169,355
Accumulated deficit	(182,735)	(175,166)
Total stockholders' deficit	(12,080)	(5,672)
Total liabilities and stockholders' deficit	$17,711	$24,865

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net sales	$5,512	$8,426	$10,617	$17,305
Cost of sales	5,108	7,944	9,934	16,444
Gross profit	404	482	683	861
Operating expenses:
Research and development	565	783	1,155	1,791
Intellectual property legal fees	1,093	1,388	2,588	3,599
Selling, general and administrative	2,004	1,585	3,977	3,276
Total operating expenses	3,662	3,756	7,720	8,666
Operating loss	(3,258)	(3,274)	(7,037)	(7,805)
Other expense, net:
Interest expense, net	(258)	(133)	(530)	(280)
Other expense, net	(2)	(10)	(1)	(5)
Total other expense, net	(260)	(143)	(531)	(285)
Loss before provision for income taxes	(3,518)	(3,417)	(7,568)	(8,090)
Provision for income taxes	1	—	1	—
Net loss	$(3,519)	$(3,417)	$(7,569)	$(8,090)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.09)
Weighted-average common shares outstanding:
Basic and diluted	140,773	91,685	139,906	87,073

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 29, 2018	—	$—	139,283	$139	$169,355	$(175,166)	$(5,672)
Stock-based compensation	—	—	—	—	342	—	342
Exercise of stock options	—	—	43	—	16	—	16
Restricted stock units vested and distributed	—	—	340	—	—	—	—
Common stock issued on conversion of Iliad Note	—	—	1,042	1	374	—	375
Net loss	—	—	—	—	—	(4,050)	(4,050)
Balance, March 30, 2019	—	—	140,708	140	170,087	(179,216)	(8,989)
Stock-based compensation	—	—	—	—	197	—	197
Exercise of stock options	—	—	19	—	6	—	6
Tax withholdings related to net share settlements of equity awards	—	—	(92)	—	—	—	—
Issuance of commitment shares	—	—	818	1	(1)	—	—
Common stock issued on conversion of Iliad Note	—	—	724	1	224	—	225
Net loss	—	—	—	—	—	(3,519)	(3,519)
Balance, June 29, 2019	—	$—	142,177	$142	$170,513	$(182,735)	$(12,080)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 30, 2017	—	$—	79,314	$80	$152,640	$(158,046)	$(5,326)
Stock-based compensation	—	—	—	—	241	—	241
Issuance of common stock, net	—	—	6,101	5	1,789	—	1,794
Net loss	—	—	—	—	—	(4,673)	(4,673)
Balance, March 31, 2018	—	—	85,415	85	154,670	(162,719)	(7,964)
Stock-based compensation	—	—	—	—	173	—	173
Issuance of restricted stock	—	—	525	—	—	—	—
Issuance of common stock, net	—	—	16,393	17	2,801	—	2,818
Warrants issued in lieu of payments	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(3,417)	(3,417)
Balance, June 30, 2018	—	$—	102,333	$102	$157,656	$(166,136)	$(8,378)

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 29,	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,569)	$(8,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92	132
Interest accrued on convertible promissory notes	230	150
Amortization of debt discounts	270	107
Non-cash lease expense	283	—
Stock-based compensation	539	414
Issuance of warrant in lieu of payment	—	12
Changes in operating assets and liabilities:
Accounts receivable	511	166
Inventories	652	640
Prepaid expenses and other current assets	137	76
Accounts payable	(1,397)	685
Accrued payroll and related liabilities	(62)	(212)
Accrued expenses and other current liabilities	(352)	27
Net cash used in operating activities	(6,666)	(5,893)
Cash flows from investing activities:
Acquisition of property and equipment	(45)	(37)
Net cash used in investing activities	(45)	(37)
Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(233)	109
Payments on debt	(248)	(230)
Proceeds from issuance of common stock, net	—	4,612
Proceeds from exercise of stock options	22	—
Net cash (used in) provided by financing activities	(459)	4,491
Net change in cash, cash equivalents and restricted cash	(7,170)	(1,439)
Cash, cash equivalents and restricted cash at beginning of period	16,652	9,520
Cash, cash equivalents and restricted cash at end of period	$9,482	$8,081

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$7,432	$6,981
Restricted cash	2,050	1,100
Cash, cash equivalents and restricted cash at end of period	$9,482	$8,081

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Notes to  Condensed  Consolidated  Financial  Statements (Unaudited)

Note 1—Description of Business

Netlist, Inc. and its wholly-owned subsidiaries (collectively the “Company” or “Netlist”) provides high-performance modular memory subsystems to customers in diverse industries that require enterprise and storage class memory solutions to empower critical business decisions. The Company has a history of introducing disruptive new products, such as one of the first load-reduced dual in-line memory modules (“LRDIMM”) based on its distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM. The Company was also one of the first to bring NAND flash memory (“NAND flash”) to the memory channel with its NVvault non-volatile dual in-line memory modules (“NVDIMM”) using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. The Company has introduced a new generation of storage class memory products called HybriDIMM™ to address the growing need for real-time analytics in Big Data applications, in-memory databases, high performance computing and advanced data storage solutions. The Company also resells NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

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

Liquidity

The Company incurred net losses of $3.5 million and $7.6 million for the three and six months ended June 29, 2019, and $17.1 million and $13.4 million for the fiscal years ended December 29, 2018 and December 30, 2017, respectively. The Company has historically financed its operations primarily with revenues generated from operations, including product sales and proceeds from issuances of equity and debt securities including convertible debt (see Note 5). The Company has also funded its operations with a revolving line of credit under a bank credit facility, and a funding arrangement for costs associated with certain of its legal proceedings (see Notes 4, 5 and 7).

On June 24, 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $10 million in shares of its common stock over the 36-month term of the Purchase Agreement subject to the conditions and limitations set forth in the Purchase Agreement (see Note 8).

Inadequate working capital would have a material adverse effect on the Company’s business and operations and could cause the Company to fail to execute its business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require the Company to significantly modify its business model and/or reduce or cease its operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of its ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. While the Company’s estimates of its operating revenues and expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes the Company’s existing cash balance together with cash receipts from revenues, borrowing availability under a bank credit facility (see Note 4), funds available to be raised from the Lincoln Park arrangement (see Note 8) and funds raised through the debt and equity offerings, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 29, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2019.

The accompanying condensed consolidated financial statements as of and for the three and six months ended June 29, 2019 are unaudited. In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to June 29, 2019, through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results may differ materially from those estimates.

Revenue Recognition

Revenue is recognized when control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue recognition is evaluated through the five steps outlined within the guidance. Substantially all of the Company’s net sales relate to products sold at a point in time through ship-and-bill performance obligations. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Contracts with customers are comprised of customer purchase orders, invoices (including the Company’s standard terms and conditions) and written contracts.

Performance Obligations

Net sales and related cost of sales are primarily the result of promises to transfer products to customers. For performance obligations related to substantially all of the ship-and-bill products, control transfers at a point in time when title transfers upon shipment of the product to the customer, and for some sales, control transfers when title is transferred at time of receipt by the customer. Once a product has shipped or has been delivered, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to have transferred upon shipment or delivery, because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has the significant risks and rewards of ownership of the asset.

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

Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of those three levels based on the lowest level input that is significant to the fair value measurement in its entirely.

•

Level 1 – inputs are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2 – inputs are based on quoted prices of similar instruments in active markets, quoted prices for identical or similar instruments in market that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – inputs are generally unobservable inputs for the asset or liability, which are typically based on management’s estimates of assumptions that market participants would use in pricing the assets and liabilities. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, a revolving line of credit, and convertible promissory notes. The Company considers the carrying values of cash and cash equivalents and restricted cash to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The Company estimates the fair values of its revolving line of credit and convertible promissory notes by using current applicable rates for similar instruments as of the balance sheet date and an assessment of its credit rating. The carrying value of the Company’s revolving line of credit at June 29, 2019 and December 29, 2018 approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The Company estimates the fair value of its convertible promissory notes by using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company has determined that the valuation of its convertible promissory notes is classified in Level 2 of the fair value hierarchy. The carrying value and estimated fair value of a senior secured convertible promissory note as of June 29, 2019 were $14.5 million and $11.5 million, respectively. The carrying value and estimated fair value of a senior secured convertible promissory note as of December 29, 2018 were $14.3 million and $11.7 million, respectively. The carrying value and estimated fair value of an unsecured convertible note were $1.7 million and $1.3 million as of June 29, 2019, respectively. The carrying value and estimated fair value of the unsecured convertible note were $2.0 million and $1.7 million as of December 29, 2018, respectively.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued expenses and other current liabilities, and operating lease liabilities on its condensed consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other liabilities in its condensed consolidated balance sheets.

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

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. The Company does not present short-term leases on the balance sheet, as those leases have a lease term of twelve months or less at inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise.

Stock-Based Compensation

Stock-based awards are comprised principally of stock options, restricted stock and restricted stock units (“RSUs”). Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of estimated forfeitures. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options. The model requires the Company to estimate the expected volatility and expected term of the stock options, which are highly complex and subjective variables. The expected volatility is based on the historical volatility of the Company’s common stock. The expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company’s history and management’s expectation regarding dividend payouts. The grant-date fair value of restricted stock and RSUs equals the closing price of the Company’s common stock on the grant date.

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

Adoption of New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted ASC 842 effective December 30, 2018 using a modified retrospective method and did not restate comparative periods. As permitted under the transition guidance, the Company carried forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. The Company also used hindsight in determining lease terms. Based on the lease portfolio as of December 30, 2018, the Company recognized approximately $1.5 million of operating lease right-of-use assets and operating lease liabilities on its condensed consolidated balance sheet upon adoption, primarily relating to real estate. No adjustments were required to be made to accumulated deficit upon adoption.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	June 29,	December 29,
	2019	2018
Raw materials	$936	$1,072
Work in process	21	25
Finished goods	1,337	1,849
	$2,294	$2,946

Computation of Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net loss per share—basic and diluted:
Numerator: Net loss	$(3,519)	$(3,417)	$(7,569)	$(8,090)
Denominator: Weighted-average common shares outstanding—basic and diluted	140,773	91,685	139,906	87,073
Net loss per share—basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.09)

No allocation of undistributed earnings to participating securities was performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company.

The table below sets forth potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion of the SVIC Note and the Iliad Note (see Note 5) using the “if-converted” method, and the vesting of restricted stock awards. These potential weighted average common share equivalents have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Weighted average common share equivalents	18,263	12,627	18,440	12,628

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Resales of third-party products	$4,592	$6,335	$8,545	$13,442
Sale of the Company's modular memory subsystems	920	2,091	2,072	3,863
Total net sales	$5,512	$8,426	$10,617	$17,305

Major Customers and Products

The Company’s net sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net sales made to customers that each comprise 10% or more of total net sales:

	Three Months Ended			Six Months Ended
	June 29,		June 30,	June 29,		June 30,
	2019		2018	2019		2018
Customer:
Customer A	*	%	28%	10%		20%
Customer B	*	%	10%	*	%	*	%

*Less than 10% of net sales during the period.

The Company’s accounts receivable are concentrated with two customers as of June 29, 2019 representing 12% and 11% of aggregate gross receivables, respectively. As of December 29, 2018, two customers represented 22% and 15% of aggregate gross receivables, respectively. The loss of any of the significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce the net sales and adversely affect the operating results of the Company. The Company tries to mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and six months ended June 29, 2019 and June 30, 2018, resales of these products represented approximately 83%,  80%,  75% and 76%, respectively, of net sales.

Cash Flow Information

The following table sets forth supplemental disclosure of non-cash financing activities:

	Six Months Ended
	June 29,	June 30,
	2019	2018
Common stock issued on conversion of convertible note payable	$600	$—
Debt financing of insurance	$—	$344

Note 4—Credit Agreement

SVB Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as amended, the “SVB Credit Agreement”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 85% of its eligible accounts receivable (increased from 80% as of August 29, 2018), or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of June 29, 2019 and December 29, 2018, (i) outstanding letters of credit were $2.1 million and $1.9 million, respectively, (ii) outstanding borrowings were $2.1 million and $2.3 million, respectively, and (iii) availability under the revolving line of credit was $0.04 million and $0.2 million, respectively.

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

For all periods before April 20, 2017, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by SVIC (see Note 5). Certain of these lien priorities were modified in April and May 2017 in connection with the Company’s establishment of a funding arrangement with TRGP for certain of the Company’s litigation expenses in connection with certain of its legal proceedings against SK hynix, a South Korean memory semiconductor supplier (“SK hynix”). On May 3, 2017, TRGP entered into an intercreditor agreement with each of SVIC and SVB, and on April 20, 2017, SVIC and SVB entered into an intercreditor agreement with each other (such intercreditor agreements, collectively, the “Intercreditor Agreements”). Pursuant to the terms of the Intercreditor Agreements, SVB’s security interests in the Company’s assets have been modified as follows: SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings; a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings; and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings (see Note 7).

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of June 29, 2019, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	June 29,	December 29,
	2019	2018
Senior secured convertible note, due December 2025, including accrued interest of $1,083 and $934 at 2019 and 2018, respectively	$16,083	$15,934
Unsecured convertible note, due August 2020, including accrued interest of $5 and $62 at 2019 and 2018, respectively	1,813	2,332
Note payable	127	376
Unamortized debt discounts and issuance costs	(649)	(920)
	17,374	17,722
Less: current portion	(127)	(376)
	$17,247	$17,346

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

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized to interest expense over the term of the SVIC Note using the interest method. During the three and six months ended June 29, 2019 and June 30, 2018, interest expense related to the amortization of the issuance costs associated with the liability component was not material. As of June 29, 2019, the outstanding principal and accrued interest on the SVIC Note was $16.1 million, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $15.5 million.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of June 29, 2019, the Company was in compliance with its covenants under the SVIC Note.

Unsecured Convertible Note

On August 27, 2018, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P. (“Iliad”) (the “Iliad Purchase Agreement”), pursuant to which the Company issued a convertible promissory note in the principal amount of $2.3 million (“Iliad Note”) with an original issue discount of $0.2 million. The Iliad Note bears interest at an annual rate of 8% and matures on August 27, 2020, unless earlier repurchased, redeemed or converted in accordance with its terms.

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

The number of Redemption Conversion Shares equals the portion of the applicable Redemption Amount being converted divided by the lesser of the Lender Conversion Price or the Market Price, that is 85% of the Company’s lowest closing bid price during the 20 trading days immediately preceding the applicable redemption date (“Redemption Conversion Price”), provided that the Market Price shall not be less than $0.11 per share (the “Redemption Price Floor”). In the event any applicable redemption conversion price is below the Redemption Price Floor then either: (i) the Company will honor the redemption conversion at the then effective redemption conversion price for a Redemption Amount not to exceed $0.15 million if the redemption conversion price is equal to or greater than $0.06 per share or (ii) the Company will pay the applicable Redemption Amount up to $0.15 million in cash and not in Redemption Conversion Shares.

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

As of June 29, 2019, the outstanding principal and accrued interest on the Iliad Note was $1.8 million, and the outstanding Iliad Note balance, net of unamortized debt discounts and issuance costs, was $1.7 million.

During the three and six months ended June 29, 2019, Iliad converted $0.1 million and $0.5 million, respectively, of the outstanding principal and accrued interest on the Iliad Note to 347,223 shares and 1,388,890 shares, respectively, of the Company’s common stock at the Lender Conversion Price. In addition, during the three and six months ended June 29, 2019, Iliad converted $0.1 million and $0.1 million, respectively, of the outstanding principal and accrued interest on the Iliad Note to 377,074 shares and 377,074 shares, respectively, of the Company’s common stock at the Redemption Conversion Price. Subsequent to June 29, 2019, Iliad converted $0.5 million of the outstanding principal and accrued interest on the Iliad Note to 1,797,000 shares of the Company’s common stock at the Redemption Conversion Price.

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

Note 6—Leases

The Company has operating and finance leases primarily associated with office facilities, manufacturing facility and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 29,	June 29,
	2019	2019
Lease cost
Operating lease cost	$159	$318

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$148	$295
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$96	$96

For the three and six months ended June 29, 2019, finance lease costs and cash flows from finance lease were immaterial.

Supplemental balance sheet information related to leases was as follows:

June 29,
(in thousands)	2019
Operating Leases
Operating lease right-of-use assets	$1,267
Accrued expenses and other current liabilities	$542
Operating lease liabilities	768
Total operating lease liabilities	$1,310

Finance Leases
Property and equipment, at cost	$96
Accumulated depreciation	(5)
Property and equipment, net	$91
Accrued expenses and other current liabilities	$18
Other liabilities	74
Total finance lease liabilities	$92

Weighted Average Remaining Lease Term (in years)
Operating lease	2.5
Finance lease	4.8

Weighted Average Discount Rate
Operating lease	7.7%
Finance lease	5.1%

Maturities of lease liabilities as of June 29, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019 (remaining 6 months)	$311	$11
2020	596	22
2021	376	22
2022	163	22
2023	—	22
Thereafter	—	5
Total lease payments	1,446	104
Less: imputed interest	(136)	(12)
Total	$1,310	$92

A summary of future minimum lease payments under operating lease as of December 29, 2018 was as follows (in thousands):

Fiscal Year	Amount
2019	$399
2020	208
Total minimum lease payments	$607

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

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the Company’s consolidated financial statements in each period in which the TRGP Agreement remains in effect. During the years ended December 29, 2018 and December 30, 2017, the Company excluded legal expenses of $1.8 million and $10.2 million, respectively, as a result of TRGP’s payment of these expenses under the TRGP Agreement. The Company does not anticipate any further legal expenses will be paid by TRGP under this agreement. During the three and six months ended June 29, 2019, there were no legal expenses excluded as a result of TRGP’s payment of these expenses under the TRGP Agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the funded SK hynix proceedings would be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery.

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

On January 11, 2018, the ITC set a 19-month target date of July 3, 2019 for an investigation related to the Second ITC Action, with a final initial determination for the Second ITC Action being filed no later than March 1, 2019. Based on this target date, the ITC scheduled a hearing on the merits of the investigation related to the Second ITC Action to begin on November 9, 2018 and conclude on November 19, 2018. On April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the Second ITC Action in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the Administrative Law Judge (“ALJ”) to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019. On February 8, 2019 Chief Administrative Law Judge of the ITC issued an Order in Investigation No. 337-TA-1089 denying SK hynix’s motion for “Summary Determination of Non Infringement of Netlist’s U.S. Patent No. 9,535,623 Based On Issue Preclusion.” On March 12, 2019, the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. The trial recommenced on July 15, 2019 and ended on July 19, 2019. A final initial determination regarding the Second ITC Action against SK hynix is expected to be issued by October 21, 2019.

Between December 30, 2016 and January 20, 2017, SK hynix filed numerous petitions in the USPTO requesting IPR of certain of the Company’s patents, including the patents asserted in the First ITC Action and the Central District Court proceedings, which have now concluded and certain of which are now on appeal to the Court of Appeals for the Federal Circuit. Between December 19, 2017 and February 7, 2018, SK hynix filed additional petitions in the USPTO requesting IPR of the patents asserted in the Second ITC Action which are now proceeding. On March 21, 2019, the PTAB issued a Final Written Decision finding Netlist’s U.S. Patent No. 9,535,623 invalid. Netlist has filed notice of intent to appeal. On June 27, 2019, the PTAB issued Final Written Decisions on two IPR proceedings regarding Netlist’s U.S. Patent No. 9,606,907 (the “‘907 Patent”) based on the reference Ellsberry, holding that claims 1-39 and 42-65 of the ‘907 Patent are unpatentable, but claims 40 and 41 are not unpatentable. On July 12, 2019, Netlist filed a Motion to Terminate under 35 U.S.C. § 315(e)(1) the remaining two IPR proceedings regarding the ‘907 Patent based on the references Halbert and Amidi. On July 19, 2019, SK hynix filed and served their opposition to Netlist’s Motion To Terminate. The PTAB issued a decision to Terminate IPR IPR2018-0036 on August 5, 2019.

On July 17, 2017, the Central District Court granted in part SK hynix’s request to stay the infringement proceedings pending further order of the court.

On July 11, 2017, the Company filed legal proceedings for patent infringement against SK hynix and certain of its distributors in the courts of Germany and the PRC based on the alleged infringement by SK hynix’s LRDIMM products of certain of the Company’s patents in those jurisdictions. On January 25, 2018, the court in Germany held a preliminary hearing and then held the trial on December 6, 2018. In December 2017, SK hynix filed petitions challenging the validity of the patents asserted by the Company in Germany and the PRC. On June 3, 2018, the patent asserted in the PRC was found to be invalid. On June 19, 2018, the Company withdrew the patent infringement suits filed in the PRC. On January 31, 2019, the court in Germany dismissed the infringement action, and ordered the Company to bear the costs of the action. On March 5, 2019, Netlist filed an Appeal Notice of the German court’s finding.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at June 29, 2019 or December 29, 2018.

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

On April 16, 2018, the Company entered into an amendment (the “Amendment”) to the Rights Agreement, which amended the definition of “Expiration Date” in the Rights Agreement to incorporate all of the Company’s legal proceedings against SK hynix, and amended the definition of “Final Expiration Date” in the Rights Agreement to mean the close of business on April 17, 2019. On April 17, 2019, the Company entered into a second amendment (the “Second Amendment”) to the Rights Agreement, which further amended the definition of “Expiration Date” in the Rights Agreement to extend the final expiration for an additional two years to April 17, 2021. As a result, the Rights will expire and become unexercisable on or before the close of business on April 17, 2021.

Common Stock Purchase Agreement

On June 24, 2019, the Company entered into the Purchase Agreement with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $10 million in shares of its common stock subject to the conditions and limitations set forth in the Purchase Agreement. As consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 818,420 shares of its common stock as initial commitment shares in a noncash transaction on June 24, 2019 and will issue up to 818,420 additional shares of its common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. The Company will not receive any cash proceeds from the issuance of these additional commitment shares.

Pursuant to the Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 400,000 shares of its common stock, with such amount increasing as the closing sale price of its common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $1.0 million, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, the Company may direct Lincoln Park to purchase an additional amount of common stock that may not exceed the lesser of (i) 300%  the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of its common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement (“Accelerated Purchase”). Under certain circumstances and in accordance with the Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day.

Subsequent to June 29, 2019, Lincoln Park purchased an aggregate of 4,589,364 shares of the Company’s common stock for a net purchase price of $1.5 million. In connection with the purchases, the Company issued to Lincoln an aggregate of 121,603 shares of its common stock as additional commitment shares in a noncash transaction.

The Company controls the timing and amount of any sales of its common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for the Company’s common stock under the Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if that would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The Purchase Agreement does not limit the Company’s ability to raise capital from other sources at the Company’s sole discretion, except that, subject to certain exceptions, the Company may not enter into any Variable Rate Transaction (as defined in the Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost to the Company.

Warrants

As of June 29, 2019, there were outstanding warrants to purchase an aggregate of 15,010,000 shares of the Company’s common stock with a weighted-average exercise price of $0.62. There were no activities during the six months ended June 29, 2019.

Note 9—Stock-Based Awards

Subject to certain adjustments, as of June 29, 2019, the Company was authorized to issue a maximum of 13,805,566 shares of its common stock pursuant to awards granted under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). As of June 29, 2019, the Company had 1,016,447 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan.

Stock Options

Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. The following table summarizes the Company’s stock option activities during the six months ended June 29, 2019:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding at December 29, 2018	8,186	$1.18
Granted	145	0.39
Exercised	(62)	0.36
Expired or forfeited	(1,015)	0.91
Outstanding at June 29, 2019	7,254	1.21

Restricted Stock Awards

Restricted stock vests annually on each anniversary of the grant date over a two-year term. RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-year term, and RSUs granted for independent directors fully-vest on the grant-date. The activities of all restricted stock awards during the six months ended June 29, 2019 are as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Outstanding at December 29, 2018	525	$0.25
Granted	3,727	0.55
Vested	(603)	0.42
Forfeited	(87)	0.54
Outstanding at June 29, 2019	3,562	0.52

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Cost of sales	$7	$6	$14	$12
Research and development	45	56	96	136
Selling, general and administrative	145	111	429	266
Total	$197	$173	$539	$414

As of June 29, 2019, the Company had approximately $1.9 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 3.2 years.

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

For the three and six months ended June 29, 2019, our net sales were $5.5 million and $10.6 million, respectively, our gross profits were $0.4 million and $0.7 million, respectively, and our net losses were $3.5 million and $7.6 million, respectively. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues, including from product sales and a non-recurring engineering (“NRE”) fee from our November 2015 joint development and license agreement (“JDLA”) with Samsung Electronics Co., Ltd (“Samsung”). We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Liquidity and Capital Resources” below for more information.

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

On January 16, 2018, the ITC issued a final determination regarding our first ITC action against SK hynix filed in September 2016, in which it concluded there was no infringement of the patents in this action and terminated the ITC’s investigation related to these proceedings. We are appealing this final determination to the Court of Appeals for the Federal Circuit. In our second ITC action against SK hynix, on April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the investigation in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the ALJ to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019. On March 12, 2019 the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. The trial recommenced on July 15, 2019 and ended on July 19, 2019. A final initial determination regarding our second ITC action against SK hynix is expected to be issued by October 21, 2019.

Lincoln Park Purchase Agreement

On June 24, 2019, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the Purchase Agreement subject to the conditions and limitations set forth in the Purchase Agreement. As consideration for entering into the Purchase Agreement, we issued to Lincoln Park 818,420 shares of our common stock as initial commitment shares in a noncash transaction on June 24, 2019 and will issue up to 818,420 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares.

Subsequent to June 29, 2019, Lincoln Park purchased an aggregate of 4,589,364 shares of our common stock for a net purchase price of $1.5 million. In connection with the purchases, we issued to Lincoln an aggregate of 121,603 shares of our common stock as commitment shares in a noncash transaction.

Conversion of Iliad Note

During the three months ended June 29, 2019, Iliad Research and Trading, L.P. (“Iliad”) converted $0.1 million of the outstanding principal and accrued interest on the unsecured convertible promissory note we issued to Iliad on August 27, 2018 (“Iliad Note”) to 347,223 shares of our common stock at the Lender Conversion Price, as defined a Securities Purchase Agreement (“Iliad Purchase Agreement”). In addition, during the three months ended June 29, 2019, Iliad converted $0.1 million of the outstanding principal and accrued interest on the Iliad Note to 377,074 shares of our common stock at the Redemption Conversion Price, as defined in the Iliad Purchase Agreement. Subsequent to June 29, 2019, Iliad converted $0.5 million of the outstanding principal and accrued interest on the Iliad Note to 1,797,000 shares of our common stock at the Redemption Conversion Price.

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

Our critical accounting policies and estimates are discussed in Note 2 to the condensed consolidated financial statements included in this report and the MD&A included in our 2018 Annual Report. Effective December 30, 2018, we adopted the requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 842 (“ASC 842”), Leases, using the modified retrospective transition method as further described in Note 2, Adoption of New Accounting Pronouncements and Note 6,  Leases to our condensed consolidated financial statements. Except for the adoption of ASC 842, there have been no other significant changes to our critical accounting policies as disclosed in our 2018 Annual Report.

Results of Operations

The following table presents each line item of our condensed consolidated statement of operations as a percentage of net sales for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net sales	100%	100%	100%	100%
Cost of sales	93	94	94	95
Gross profit	7	6	6	5
Operating expenses:
Research and development	10	9	11	10
Intellectual property legal fees	20	16	24	21
Selling, general and administrative	36	19	37	19
Total operating expenses	66	45	73	50
Operating loss	(59)	(39)	(66)	(45)
Other expense, net:
Interest expense, net	(5)	(2)	(5)	(2)
Other income, net	—	—	—	—
Total other expense, net	(5)	(2)	(5)	(2)
Loss before provision for income taxes	(64)	(41)	(71)	(47)
Provision for income taxes	—	—	—	—
Net loss	(64)%	(41)%	(71)%	(47)%

Net Sales, Cost of Sales and Gross Margin

The following table presents net sales, cost of sales and gross margin for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
	2019	2018	Change	2019	2018	Change
Net sales	$5,512	$8,426	(35%)	$10,617	$17,305	(39%)
Cost of sales	5,108	7,944	(36%)	9,934	16,444	(40%)
Gross profit	$404	$482	(16%)	$683	$861	(21%)
Gross margin	7.3%	5.7%		6.4%	5.0%

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

The component products we resell include products we purchase for the purpose of resale, as well as excess component inventory we purchase for, but do not use in, our memory subsystems. In addition, we resell excess component inventory to distributors and other users of memory integrated circuits, but these sales have historically been, and we expect will continue to be, a relatively small percentage of our net product sales. We also sell our memory subsystem products, primarily to original equipment manufacturers (“OEMs”). Sales of our memory subsystem products have declined in recent periods, and we expect these declines could continue unless and until our next-generation products gain significantly greater customer and market acceptance.

For the three months ended June 29, 2019, our net sales decreased by $2.9 million as compared to the three months ended June 30, 2018 primarily as a result of a $1.6 million overall decrease in sales of other small outline dual in-line memory module (“SODIMM”) and RDIMM products (a $0.9 million decrease in the resales of SODIMM and RDIMM products and a $0.7 million decrease in sales of our Specialty SODIMM and RDIMM products), a $1.2 million decrease in sales of NAND flash and a $0.1 million decrease each  in sales of other very low profile (“VLP”) products and vault products.

The decrease in our net sales for the six months ended June 29, 2019 as compared to the six months ended June 30, 2018 resulted primarily from a  $5.0 million overall decrease in sales of SODIMM and RDIMM products (a $3.8 million decrease in the resales of SODIMM and RDIMM products and a $1.2 million decrease in sales of our Specialty SODIMM and RDIMM products), a $1.4 million decrease in sales of NAND flash and $0.2 million decrease in sales of other VLP and EXPRESSvault PCIe (“EV3”) products.

Our product sales in all periods presented were impacted by fluctuating customer concentrations. During the three months ended June 29, 2019, none of our customers accounted for more than 10% of our net sales, while during the three months ended June 30, 2018, our largest and second largest customers accounted for 28% and 10% of our net sales, respectively. Our four largest customers in the three months ended June 29, 2019, which accounted for an aggregate of 31% of our net sales, accounted for an aggregate of 34% of our net sales during the three months ended June 30, 2018.

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

For the three and six months ended June 29, 2019 as compared to the three and six months ended June 30, 2018, our cost of sales decreased primarily as a result of decreased net sales. Our gross margin fluctuates based on the change in our product mix over periods and the cost of the factory. For the three and six months ended June 29, 2019, our gross margin increased to 7.3% from 5.7% and to 6.4% from 5.0%, respectively, as compared to the three and six months ended June 30, 2018 due to the higher gross margin for our Specialty SODIMM and RDIMM products and resale products.

Operating Expenses

Operating expenses for the three and six months ended June 29, 2019 and June 30, 2018 were as follows (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
	2019	2018	Change	2019	2018	Change
Research and development	$565	$783	(28%)	$1,155	$1,791	(36%)
Intellectual property legal fees	1,093	1,388	(21%)	2,588	3,599	(28%)
Selling, general and administrative	2,004	1,585	26%	3,977	3,276	21%
Total operating expenses	$3,662	$3,756		$7,720	$8,666

Research and Development

Research and development (“R&D”) expenses consist primarily of employee and independent contractor compensation and related costs, stock‑based compensation expenses, NRE fees that we pay to third parties, computer‑aided design software license costs, reference design development costs, depreciation or rental of evaluation equipment expenses, and occupancy and other allocated overhead costs. Also included in research and development expenses are the costs of materials and overhead related to the production of engineering samples of new products under development or products used solely in the research and development process. Our customers typically do not separately compensate us for design and engineering work involved in developing application‑specific products for them. All R&D costs are expensed as incurred.

R&D expenses decreased for the three and six months ended June 29, 2019 compared to the three and six months ended June 30, 2018, primarily as a result of a decrease in headcount, overhead and travel expenses.

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for patent filings, protection and enforcement. Intellectual property legal fees are generally expensed as incurred. Although we expect intellectual property legal fees to generally increase over time as we continue to protect, defend and enforce and seek to expand our patent portfolio, these increases may not be linear but may occur in lump sums depending on the due dates of patent filings and their associated fees and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements such as with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”) (see Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report) or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained.

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

The decrease in intellectual property legal fees for the three and six months ended June 29, 2019 as compared to the three and six months ended June 30, 2018 resulted primarily from a decrease in legal expenses incurred to defend our patent portfolio internationally, including the costs incurred for our second ITC action.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily consist of employee compensation and related costs, stock-based compensation expenses, independent sales representative commissions, professional service fees, promotional and other selling and marketing expenses, and occupancy and other allocated overhead costs. Selling expenses also includes the cost of materials and overhead related to products manufactured for customer qualifications, since working through the product approval and qualification process with OEMs and other potential customers of our memory subsystem products can comprise a significant portion of our selling effort for these products.

SG&A expenses for the three and six months ended June 29, 2019 as compared to the three and six months ended June 30, 2018 increased primarily a result of an increase by $0.5 million and $0.7 million, respectively, in sales and marketing headcount costs plus related overhead and travel expenses and increase in professional service fees.

Other Expense, Net

Other expense, net for the three and six months ended June 29, 2019 and June 30, 2018 was as follows (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
	2019	2018	Change	2019	2018	Change
Interest expense, net	$(258)	$(133)	94%	$(530)	$(280)	89%
Other expense, net	(2)	(10)	(80%)	(1)	(5)	(80%)
Total other expense, net	$(260)	$(143)	82%	$(531)	$(285)	86%

Interest expense, net, consists primarily of interest expense on a revolving line of credit under the SVB Credit Agreement, the $15 million senior secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015 and the Iliad Note issued in August 2018, along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note and Iliad Note. The increase for the three and six months ended June 29, 2019 compared to the three and six months ended June 30, 2018 was primarily driven by the accretion of debt discounts and amortization of debt issuance costs related to the Iliad Note. Other expense, net, was not material during the periods.

Liquidity and Capital Resources

The following tables present selected financial information for the period presented (in thousands):

	June 29,	December 29,
	2019	2018
Cash and cash equivalents	$7,432	$14,802
Convertible promissory notes and accrued interest, net	17,247	17,346
Working capital	3,097	10,079

	Six Months Ended
	June 29,	June 30,
	2019	2018
Net cash used in operating activities	$(6,666)	$(5,893)
Net cash used in investing activities	(45)	(37)
Net cash (used in) provided by financing activities	(459)	4,491

Working Capital

Our working capital decreased by $7.0 million during the six months ended June 29, 2019, primarily due to a $7.4 million decrease in cash and cash equivalents, partially offset by a $1.4 million decrease in accounts payable primarily related to legal fees to defend our intellectual property.

Cash Flows from Operating Activities

For the six months ended June 29, 2019, net cash used in operating activities primarily resulted from a net loss of $7.6 million, adjusted for net non-cash charges of $1.4 million, which primarily consisted of stock-based compensation, interest accrued on our convertible notes, depreciation and amortization, amortization of debt discounts and non-cash lease expense. These non-cash activities are offset by net cash outflows from changes in working capital balances of $0.5 million driven predominantly from a $1.4 million decrease in accounts payable due to lower purchases and legal fees and payments made toward outstanding legal fees, partially offset by a decrease of $0.7 million and $0.5 million in inventories and accounts receivable, respectively.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 29, 2019 and June 30, 2018 was the result of our purchases of property and equipment during the periods.

Cash Flows from Financing Activities

For the six months ended June 29, 2019, net cash used in financing activities primarily consisted of $0.2 million in net repayments under the SVB Credit Agreement and $0.2 million in payments of outstanding debt.

Net cash provided by financing activities for the six months ended June 30, 2018 was primarily the result of net proceeds of $3.8 million from the at-the-market equity offering program entered in November 2017 and $0.8 million from the issuance of common stock to a trust controlled by our President, Chief Executive Officer and Chairman of the Board, partially offset by $0.2 million in payments of outstanding debt.

Capital Resources

Sources of cash have historically consisted of proceeds from issuances of equity and debt securities and receipts from revenues, including from product sales and the NRE fee from our JDLA with Samsung. We have also funded our operations with a revolving line of credit under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Recent Development” above within this Item 2. MD&A for the information about the Lincoln Park Purchase Agreement we entered into on June 24, 2019.

SVB Credit Agreement

On October 31, 2009, we entered into an SVB Credit Agreement, which provides us with the borrowing of up to the lesser of 85% of eligible accounts receivable or $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The borrowings under the SVB Credit Agreement bear interest at the Wall Street Journal “prime rate”

plus 2.75% per annum. Pursuant to the amendment dated March 21, 2019, the maturity date was extended to March 30, 2020.

As of June 29, 2019 and December 29, 2018, the outstanding borrowings under the SVB Credit Agreement were $2.1 million and $2.3 million, respectively, with the borrowing availability of $0.04 million and $0.2 million, respectively. During the six months ended June 29, 2019 and June 30, 2018,  net repayments and borrowings we made under the SVB Credit Agreement were $0.2 million and $0.1 million, respectively.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with cash receipts from revenues, borrowing availability under the SVB Credit Agreement, the equity financing available under the Lincoln Park Purchase Agreement and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our capital requirements will depend on many factors, including, among others: the acceptance of, and demand for, our products; our levels of net product sales and any other revenues we may receive, including NRE, license, royalty or other fees; the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies; the costs of developing, improving and maintaining our internal design, testing and  manufacturing processes; the costs associated with defending and enforcing our intellectual property rights; and the nature and timing of acquisitions and other strategic transactions in which we participate, if any.

Although we expect to rely in the near term on our existing cash and cash equivalents balance and our primary source of cash described above, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. We may not be able to obtain capital when needed, on terms acceptable to us or at all.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 29, 2019.

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended June 29, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. — OTHER INFORMATION

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

As of June 29, 2019, there were 142,177,374 shares of our common stock outstanding, 7,254,383 shares of our common stock subject to outstanding stock options, 3,562,389 shares of our common stock subject to outstanding restricted stock, 15,010,012 shares of our common stock subject to outstanding warrants, and 17,901,747 shares of our common stock subject to outstanding convertible notes. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of August 5, 2019, 7.1% of our outstanding common stock was held by our directors and officers, including 6.7% held by Chun K. Hong, our President, Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

We have historically derived revenues from sales of our high‑performance modular memory subsystems to original equipment manufacturers (“OEMs”) in the server, high-performance computing and communications markets. Although we expect these memory subsystems to continue to account for a portion of our revenues, we have experienced declines in sales of these products in recent periods, and these declines could continue or intensify in the future. We believe market acceptance of these products or derivative products that incorporate our core memory subsystem technology is critical to our success, and any continued decline in sales of these products could have a material adverse impact on our performance and long-term prospects.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2018, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P. (“Iliad”) (the “Iliad Purchase Agreement”), pursuant to which the Company issued a convertible promissory note in the principal amount of $2.3 million (“Iliad Note”) with an original issue discount of $0.2 million. The Iliad Note bears interest at an annual rate of 8% and matures on August 27, 2020, unless earlier repurchased, redeemed or converted in accordance with its terms.

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

During the three and six months ended June 29, 2019, Iliad converted $0.1 million and $0.5 million, respectively, of the outstanding principal and accrued interest on the Iliad Note to 347,223 shares and 1,388,890 shares, respectively, of the Company’s common stock at the Lender Conversion Price. In addition, during the three and six months ended June 29, 2019, Iliad converted $0.1 million and $0.1 million, respectively, of the outstanding principal and accrued interest on the Iliad Note to 377,074 shares and 377,074 shares, respectively, of the Company’s common stock at the Redemption Conversion Price. Subsequent to June 29, 2019, Iliad converted $0.5 million of the outstanding principal and accrued interest on the Iliad Note to 1,797,000 shares of the Company’s common stock at the Redemption Conversion Price.

The issuance and sale of the shares of common stock by the Company upon exercise of the Lender’s redemption rights was made without registration under the Securities Act of 1933, as amended (the “Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Act and Regulation D promulgated thereunder, based on the offering of such securities to one investor, the lack of any general solicitation or advertising in connection with such issuance, the representation of such investor to the Company that it was an accredited investor (as that term is defined in Rule 501(a) of Regulation D of the Act), and the representation of such investor that it purchased the Iliad Note for its own account and without a view to distribute it. All issuances of shares of the Company’s common stock upon exercise of the Lender’s redemption rights occurred after the Lender had held the Iliad Note for more than six months in satisfaction of the holding period requirements of Rule 144, promulgated under the Act.

Item 6.Exhibits

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	08/15/2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	08/17/2018
3.1.2	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	08/15/2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	12/20/2012
4.1	Form of Warrant Agreement to Purchase Common Stock.		8-K	001-33170	09/14/2018

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File No.	Filing Date
10.1	Purchase Agreement, dated as of June 24, 2019, by and between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	06/24/2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32+	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

+Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2019		Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)