Form 10-Q
period 2019-09-28
NETLIST INC
filed 2019-11-05
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

or

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

As of October 30, 2019, there were 164,052,725 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 28, 2019

PART I. — FINANCIAL INFORMATION

Item 1.Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)
	September 28,	December 29,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$6,386	$14,802
Restricted cash	2,250	1,850
Accounts receivable, net of allowances of $43 (2019) and $39 (2018)	2,488	2,917
Inventories	2,398	2,946
Prepaid expenses and other current assets	703	677
Total current assets	14,225	23,192
Property and equipment, net	313	279
Operating lease right-of-use assets	1,133	—
Other assets	1,375	1,394
Total assets	$17,046	$24,865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$8,520	$9,497
Revolving line of credit	1,515	2,293
Accrued payroll and related liabilities	475	604
Accrued expenses and other current liabilities	808	343
Convertible promissory note and accrued interest, net	997	—
Note payable	—	376
Total current liabilities	12,315	13,113
Convertible promissory note and accrued interest, net	15,665	17,346
Operating lease liabilities	630	—
Other liabilities	146	78
Total liabilities	28,756	30,537
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—300,000 shares authorized; 154,097 (2019) and 139,283 (2018) shares issued and outstanding	154	139
Additional paid-in capital	173,979	169,355
Accumulated deficit	(185,843)	(175,166)
Total stockholders' deficit	(11,710)	(5,672)
Total liabilities and stockholders' deficit	$17,046	$24,865

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net sales	$6,116	$7,203	$16,733	$24,508
Cost of sales	5,666	6,617	15,600	23,061
Gross profit	450	586	1,133	1,447
Operating expenses:
Research and development	583	535	1,738	2,326
Intellectual property legal fees	979	2,760	3,567	6,359
Selling, general and administrative	1,747	1,745	5,724	5,021
Total operating expenses	3,309	5,040	11,029	13,706
Operating loss	(2,859)	(4,454)	(9,896)	(12,259)
Other expense, net:
Interest expense, net	(245)	(183)	(775)	(463)
Other expense, net	(4)	(7)	(5)	(12)
Total other expense, net	(249)	(190)	(780)	(475)
Loss before provision for income taxes	(3,108)	(4,644)	(10,676)	(12,734)
Provision for income taxes	—	—	1	—
Net loss	$(3,108)	$(4,644)	$(10,677)	$(12,734)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)	$(0.07)	$(0.13)
Weighted-average common shares outstanding:
Basic and diluted	148,058	115,402	142,624	96,516

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 29, 2018	—	$—	139,283	$139	$169,355	$(175,166)	$(5,672)
Stock-based compensation	—	—	—	—	342	—	342
Exercise of stock options	—	—	43	—	16	—	16
Restricted stock units vested and distributed	—	—	340	—	—	—	—
Common stock issued on conversion of Iliad Note	—	—	1,042	1	374	—	375
Net loss	—	—	—	—	—	(4,050)	(4,050)
Balance, March 30, 2019	—	—	140,708	140	170,087	(179,216)	(8,989)
Stock-based compensation	—	—	—	—	197	—	197
Exercise of stock options	—	—	19	—	6	—	6
Tax withholdings related to net share settlements of equity awards	—	—	(92)	—	—	—	—
Issuance of commitment shares	—	—	818	1	(1)	—	—
Common stock issued on conversion of Iliad Note	—	—	724	1	224	—	225
Net loss	—	—	—	—	—	(3,519)	(3,519)
Balance, June 29, 2019	—	—	142,177	142	170,513	(182,735)	(12,080)
Stock-based compensation	—	—	—	—	243	—	243
Restricted stock units vested and distributed	—	—	409	—	—	—	—
Tax withholdings related to net share settlements of equity awards	—	—	(130)	—	(39)	—	(39)
Issuance of common stock, net	—	—	8,394	8	2,449	—	2,457
Common stock issued on conversion of Iliad Note	—	—	3,247	4	813	—	817
Net loss	—	—	—	—	—	(3,108)	(3,108)
Balance, September 28, 2019	—	$—	154,097	$154	$173,979	$(185,843)	$(11,710)

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited) (Continued)

(in thousands)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 30, 2017	—	$—	79,314	$80	$152,640	$(158,046)	$(5,326)
Stock-based compensation	—	—	—	—	241	—	241
Issuance of common stock, net	—	—	6,101	5	1,789	—	1,794
Net loss	—	—	—	—	—	(4,673)	(4,673)
Balance, March 31, 2018	—	—	85,415	85	154,670	(162,719)	(7,964)
Stock-based compensation	—	—	—	—	173	—	173
Issuance of restricted stock	—	—	525	—	—	—	—
Issuance of common stock, net	—	—	16,393	17	2,801	—	2,818
Warrants issued in lieu of payments	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(3,417)	(3,417)
Balance, June 30, 2018	—	—	102,333	102	157,656	(166,136)	(8,378)
Stock-based compensation	—	—	—	—	157	—	157
Issuance of common stock, net	—	—	36,920	36	11,116	—	11,152
Warrants issued in lieu of payments	—	—	—	—	57	—	57
Estimated fair value of conversion option, in connection with convertible debt	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	(4,644)	(4,644)
Balance, September 28, 2018	—	$—	139,253	$138	$169,176	$(170,780)	$(1,466)

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 28,	September 29,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,677)	$(12,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132	209
Interest accrued on convertible promissory notes	332	241
Amortization of debt discounts	401	192
Non-cash lease expense	417	—
Stock-based compensation	782	571
Issuance of warrant in lieu of payment	—	69
Changes in operating assets and liabilities:
Accounts receivable	429	(229)
Inventories	548	226
Prepaid expenses and other current assets	(7)	142
Accounts payable	(977)	3,534
Accrued payroll and related liabilities	(129)	(304)
Accrued expenses and other current liabilities	(483)	2
Net cash used in operating activities	(9,232)	(8,081)
Cash flows from investing activities:
Acquisition of property and equipment	(70)	(72)
Net cash used in investing activities	(70)	(72)
Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(778)	573
Proceeds from issuance of debt, net of $170 discount	—	2,100
Debt issuance costs	—	(23)
Payments on debt	(376)	(344)
Proceeds from issuance of common stock, net	2,457	15,764
Proceeds from exercise of stock options	22	—
Payments for taxes related to net share settlement of equity awards	(39)	—
Net cash provided by financing activities	1,286	18,070
Net change in cash, cash equivalents and restricted cash	(8,016)	9,917
Cash, cash equivalents and restricted cash at beginning of period	16,652	9,520
Cash, cash equivalents and restricted cash at end of period	$8,636	$19,437

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$6,386	$18,187
Restricted cash	2,250	1,250
Cash, cash equivalents and restricted cash at end of period	$8,636	$19,437

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

Liquidity

The Company incurred net losses of $3.1 million and $10.7 million for the three and nine months ended September 28, 2019, respectively, and $17.1 million and $13.4 million for the fiscal years ended December 29, 2018 and December 30, 2017, respectively. The Company has historically financed its operations primarily with revenues generated from operations, including product sales and proceeds from issuances of equity and debt securities including convertible debt (see Note 5). The Company has also funded its operations with a revolving line of credit under a bank credit facility, and a funding arrangement for costs associated with certain of its legal proceedings (see Notes 4, 5 and 7).

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 29, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2019.

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to September 28, 2019, through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto.

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, a revolving line of credit, and convertible promissory notes. The Company considers the carrying values of cash and cash equivalents and restricted cash to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The Company estimates the fair values of its revolving line of credit and convertible promissory notes by using current applicable rates for similar instruments as of the balance sheet date and an assessment of its credit rating. The carrying value of the Company’s revolving line of credit at September 28, 2019 and December 29, 2018 approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The Company estimates the fair value of its convertible promissory notes by using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company has determined that the valuation of its convertible promissory notes is classified in Level 2 of the fair value hierarchy. The carrying value and estimated fair value of a senior secured convertible promissory note as of September 28, 2019 were $14.5 million and $11.7 million, respectively. The carrying value and estimated fair value of a senior secured convertible promissory note as of December 29, 2018 were $14.3 million and $11.7 million, respectively. The carrying value and estimated fair value of the unsecured convertible note were $1.0 million and $0.7 million, respectively, as of September 28, 2019.  The carrying value and estimated fair value of the unsecured convertible note were $2.0 million and $1.7 million, respectively, as of December 29, 2018.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	September 28,	December 29,
	2019	2018
Raw materials	$843	$1,072
Work in process	23	25
Finished goods	1,532	1,849
	$2,398	$2,946

Computation of Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net loss per share—basic and diluted:
Numerator: Net loss	$(3,108)	$(4,644)	$(10,677)	$(12,734)
Denominator: Weighted-average common shares outstanding—basic and diluted	148,058	115,402	142,624	96,516
Net loss per share—basic and diluted	$(0.02)	$(0.04)	$(0.07)	$(0.13)

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

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Weighted average common share equivalents	16,120	15,125	16,212	13,506

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Resales of third-party products	$5,180	$5,089	$13,725	$18,531
Sale of the Company's modular memory subsystems	936	2,114	3,008	5,977
Total net sales	$6,116	$7,203	$16,733	$24,508

Major Customers and Products

The Company’s net sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net sales made to customers that each comprise 10% or more of total net sales:

	Three Months Ended			Nine Months Ended
	September 28,		September 29,	September 28,		September 29,
	2019		2018	2019		2018
Customer:
Customer A	13%		16%	11%		19%
Customer B	10%		* %	*	%	*	%
Customer C	*	%	12%	*	%	*	%
Customer D	*	%	11%	*	%	*	%
Customer E	*	%	11%	*	%	*	%

*Less than 10% of net sales during the period.

The Company’s accounts receivable are concentrated with two customers as of September 28, 2019 representing 14% and 21%, respectively, of aggregate gross receivables.  As of December 29, 2018, two customers represented 22% and 15%, respectively, of aggregate gross receivables. The loss of any of the significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce the net sales and adversely affect the operating results of the Company. The Company tries to mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and nine months ended September 28, 2019 and September 29, 2018, resales of these products represented approximately 85%,  82%,  71% and 76%, respectively, of net sales.

Cash Flow Information

The following table sets forth supplemental disclosure of non-cash financing activities:

	Nine Months Ended
	September 28,	September 29,
	2019	2018
Common stock issued on conversion of convertible note payable and accrued interest	$1,417	$—
Debt financing of insurance	$—	$344

Note 4—Credit Agreement

SVB Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as amended, the “SVB Credit Agreement”). Pursuant to the terms of the SVB Credit Agreement, the Company is eligible to borrow, in a revolving line of credit, up to the lesser of (i) 85% of its eligible accounts receivable (increased from 80% as of August 29, 2018), or (ii) $5.0 million, subject to certain adjustments as set forth in the SVB Credit Agreement. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of September 28, 2019 and December 29, 2018, (i) outstanding letters of credit were  $2.3 million and $1.9 million, respectively, (ii) outstanding borrowings were $1.5 million and $2.3 million, respectively, and (iii) availability under the revolving line of credit was $0.1 million and $0.2 million, respectively.

On January 29, 2016, the Company and SVB entered into an amendment to the SVB Credit Agreement to, among other things, adjust the rate at which advances under the SVB Credit Agreement accrue interest to the Wall Street

Journal “prime rate” plus 2.75% (prior to such amendment, advances accrued interest at a rate equal to SVB’s most recently announced “prime rate” plus 2.75%).

On March 27, 2017, the Company and SVB entered into another amendment to the SVB Credit Agreement to, among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to April 1, 2018, (ii) modify the Company’s financial covenants under the SVB Credit Agreement to remove all prior financial standards and replace them with a liquidity ratio standard, (iii) remove or amend certain termination, anniversary and unused facility fees payable by the Company under the SVB Credit Agreement, and (iv) make certain other administrative changes. On April 12, 2017, the Company and SVB entered into a further amendment to the SVB Credit Agreement to, among other things, obtain SVB’s consent in connection with the Company’s rights agreement with Computershare Trust Company, N.A., as rights agent (see Note 8), and make certain administrative changes in connection with the Company’s funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”) (see Note 7). On March 20, 2018, the Company and SVB entered into another amendment to the SVB Credit Agreement to among other things, (i) extend the maturity date of advances under the SVB Credit Agreement to March 31, 2019 and (ii) revise certain inventory reporting requirements under the SVB Credit Agreement. On August 29, 2018, the SVB Credit Agreement was amended further to increase the borrowing based of accounts receivable to 85% from 80% or $5.0 million, subject to certain adjustments set forth in the SVB Credit Agreement. On March 21, 2019, the SVB Credit Agreement was amended further to (i) extend the maturity date of the advances to March 30, 2020 and

(ii) remove the inventory reporting requirements.

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

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of September 28, 2019, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	September 28,	December 29,
	2019	2018
Senior secured convertible note, due December 2021, including accrued interest of $1,159 (2019) and $934 (2018), respectively	$16,159	$15,934
Unsecured convertible note, due August 2020, including accrued interest of $1 (2019) and $62 (2018)	1,022	2,332
Note payable	—	376
Unamortized debt discounts and issuance costs	(519)	(920)
	16,662	17,722
Less: current portion	(997)	(376)
	$15,665	$17,346

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

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized to interest expense over the term of the SVIC Note using the interest method. During the three and nine months ended September 28, 2019 and September 29, 2018, interest expense related to the amortization of the issuance costs associated with the liability component was not material. As of September 28, 2019, the outstanding principal and accrued interest on the SVIC Note was $16.2 million, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $15.7 million.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of September 28, 2019, the Company was in compliance with its covenants under the SVIC Note.

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

As of September 28, 2019, the outstanding principal and accrued interest on the Iliad Note was $1.0 million, and the outstanding Iliad Note balance, net of unamortized debt discounts and issuance costs, was $1.0 million.

During the three and nine months ended September 28, 2019, Iliad converted $0.8 million and $0.9 million, respectively, of the outstanding principal and accrued interest on the Iliad Note to 3,247,000 shares and 3,624,074 shares, respectively, of the Company’s common stock at the Redemption Conversion Price. In addition, during the nine months ended September 28, 2019, Iliad converted $0.5 million of the outstanding principal and accrued interest on the Iliad Note to 1,388,890 shares of the Company’s common stock at the Lender Conversion Price. Iliad did not convert any outstanding principal and accrued interest on the Iliad Note at the Lender Conversion Price during the three months ended September 28, 2019. Subsequent to September 28, 2019, Iliad converted $0.7 million of the outstanding principal and accrued interest on the Iliad Note to 2,905,873 shares of the Company’s common stock at the Redemption Conversion Price.

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

Lease cost and supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 28,	September 28,
	2019	2019
Lease cost
Operating lease cost	$158	$476

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$155	$450
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$—	$96

For the three and nine months ended September 28,  2019, finance lease costs and cash flows from finance lease were immaterial.

Supplemental balance sheet information related to leases was as follows:

September 28,
(in thousands)	2019
Operating Leases
Operating lease right-of-use assets	$1,133
Accrued expenses and other current liabilities	$550
Operating lease liabilities	630
Total operating lease liabilities	$1,180

Finance Leases
Property and equipment, at cost	$96
Accumulated depreciation	(9)
Property and equipment, net	$87
Accrued expenses and other current liabilities	$18
Other long-term liabilities	70
Total finance lease liabilities	$88

Weighted Average Remaining Lease Term (in years)
Operating lease	2.2
Finance lease	4.5

Weighted Average Discount Rate
Operating lease	7.7%
Finance lease	5.1%

Maturities of lease liabilities as of September 28, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019 (remaining 3 months)	$157	$5
2020	596	22
2021	376	22
2022	163	22
2023	—	22
Thereafter	—	5
Total lease payments	1,292	98
Less: imputed interest	(112)	(10)
Total	$1,180	$88

A summary of future minimum lease payments under operating lease as of December 29, 2018 was as follows (in thousands):

Fiscal Year	Amount
2019	$399
2020	208
Total minimum lease payments	$607

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

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the Company’s consolidated financial statements. During the years ended December 29, 2018 and December 30, 2017, the Company excluded legal expenses of $1.8 million and $10.2 million, respectively, as a result of TRGP’s payment of these expenses under the TRGP Agreement. The Company does not anticipate any further legal expenses will be paid by TRGP under this agreement. During the three and nine months ended September 28, 2019, there were no legal expenses excluded as a result of TRGP’s payment of these expenses under the TRGP Agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the funded SK hynix proceedings would be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery.

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

On October 3, 2016, the ITC instituted an investigation of the trade practices of SK hynix and certain of its subsidiaries in connection with the First ITC Action, and held a hearing on the merits of the investigation from May 8, 2017 until May 11, 2017. On November 14, 2017, the ITC issued a final initial determination for the First ITC Action, finding no infringement of the asserted patents and no violation of Section 337 of the Tariff Act, and on January 16, 2018, the ITC issued a final determination for the First ITC Action, affirming the findings of no infringement and no violation and terminating the investigation. The Company is appealing this final determination to the Court of Appeals for the Federal Circuit with a hearing scheduled for December 5, 2019.

On January 11, 2018, the ITC set a 19-month target date of July 3, 2019 for an investigation related to the Second ITC Action, with a final initial determination for the Second ITC Action being filed no later than March 1, 2019. Based on this target date, the ITC scheduled a hearing on the merits of the investigation related to the Second ITC Action to begin on November 9, 2018 and conclude on November 19, 2018. On April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the Second ITC Action in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the Administrative Law Judge (“ALJ”) to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019. On February 8, 2019, Chief Administrative Law Judge of the ITC issued an Order in Investigation No. 337-TA-1089 denying SK hynix’s motion for “Summary Determination of Non Infringement of Netlist’s U.S. Patent No. 9,535,623 Based On Issue Preclusion.” On March 12,

2019, the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. The trial recommenced on July 15, 2019 and ended on July 19, 2019. On October 21, 2019, the ITC issued an initial determination for the Second ITC Action, finding infringement by SK hynix of asserted Netlist U.S. Patent No. 9,606,907 (the “‘907 Patent”) resulting in a violation of Section 337 of the Tariff Act. The final determination by the ITC will be rendered on February 21, 2020.

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

On July 11, 2017, the Company filed legal proceedings for patent infringement against SK hynix and certain of its distributors in the courts of Germany and the PRC based on the alleged infringement by SK hynix’s LRDIMM products of certain of the Company’s patents in those jurisdictions. On January 25, 2018, the court in Germany held a preliminary hearing and then held the trial on December 6, 2018. In December 2017, SK hynix filed petitions challenging the validity of the patents asserted by the Company in Germany and the PRC. On June 3, 2018, the patent asserted in the PRC was found to be invalid. On June 19, 2018, the Company withdrew the patent infringement suits filed in the PRC. On January 31, 2019, the court in Germany dismissed the infringement action, and ordered the Company to bear the costs of the action. Netlist has elected not to appeal the German court’s finding.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at September 28, 2019 or December 29, 2018.

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

Common Stock Purchase Agreement

On June 24, 2019, the Company entered into the Purchase Agreement with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $10 million in shares of its common stock subject to the conditions and limitations set forth in the Purchase Agreement. As consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 818,420 shares of its common stock as initial commitment shares in a noncash transaction on June 24, 2019 and will issue up to 818,420 additional shares of its common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. The Company will not receive any cash proceeds from the issuance of these additional commitment shares. During the three and nine months ended September 28, 2019, Lincoln Park purchased an aggregate of 8,189,364 shares of the Company’s common stock for a net purchase price of $2.5 million. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 204,771 shares of its common stock as additional commitment shares in a noncash transaction.

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

Subsequent to September 28, 2019, Lincoln Park purchased an aggregate of 9,655,398 shares of the Company’s common stock for a net purchase price of $3.5 million. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 283,506 shares of its common stock as additional commitment shares in a noncash transaction.

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

Warrants

As of September 28, 2019, there were outstanding warrants to purchase an aggregate of 15,010,012 shares of the Company’s common stock with a weighted-average exercise price of $0.62. There were no activities during the nine months ended September 28, 2019.

Note 9—Stock-Based Awards

Subject to certain adjustments, as of September 28, 2019, the Company was authorized to issue a maximum of 13,805,566 shares of its common stock pursuant to awards granted under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). As of September 28, 2019, the Company had 1,160,322 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan.

Stock Options

Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. The following table summarizes the Company’s stock option activities during the nine months ended September 28, 2019:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding at December 29, 2018	8,186	$1.18
Granted	595	0.35
Exercised	(62)	0.36
Expired or forfeited	(1,182)	1.02
Outstanding at September 28, 2019	7,537	1.15

Restricted Stock Awards

Restricted stock vests annually on each anniversary of the grant date over a two-year term. RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-year term, and RSUs granted for independent directors fully-vest on the grant-date. The activities of all restricted stock awards during the nine months ended September 28, 2019 are as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Outstanding at December 29, 2018	525	$0.25
Granted	3,727	0.55
Vested	(1,012)	0.47
Forfeited	(113)	0.54
Outstanding at September 28, 2019	3,127	0.52

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Cost of sales	$6	$7	$20	$19
Research and development	67	46	163	182
Selling, general and administrative	170	104	599	370
Total	$243	$157	$782	$571

As of September 28, 2019, the Company had approximately $1.8 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 3.0 years.

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

For the three and nine months ended September 28, 2019, our net sales were $6.1 million and $16.7 million, respectively, our gross profits were $0.5 million and $1.1 million, respectively, and our net losses were $3.1 million and $10.7 million, respectively. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues, including from product sales and a non-recurring engineering (“NRE”) fee from our November 2015 joint development and license agreement (“JDLA”) with Samsung Electronics Co., Ltd (“Samsung”). We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Liquidity and Capital Resources” below for more information.

Recent Developments

Developments relating to SK hynix Proceedings

We have taken action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and two of its subsidiaries in the U.S. International Trade Commission (“ITC”), U.S. district court and the courts of Germany. On January 31, 2019, the court in Germany found there was no infringement of the Utility Model asserted and dismissed the case. We do not intend to appeal this ruling. In our two separate ITC actions against SK hynix, we have requested exclusion orders that direct U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. In our U.S. district court and international court proceedings, we are primarily seeking damages. All of our patents involved in these proceedings cover key features of RDIMM and LRDIMM products.

On January 16, 2018, the ITC issued a final determination regarding our first ITC action against SK hynix filed in September 2016, in which it concluded there was no infringement of the patents in this action and terminated the ITC’s investigation related to these proceedings. We are appealing this final determination to the Court of Appeals for the Federal Circuit and oral arguments for this appeal are scheduled for December 5, 2019 at the Court of Appeals for the Federal Circuit.

In our second ITC action against SK hynix, on April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the investigation in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the ALJ to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019. On March 12, 2019 the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. The trial recommenced on July 15, 2019 and ended on July 19, 2019. An initial determination regarding our second ITC action against SK hynix was issued on October 21, 2019. In the initial determination, the Chief Administrative Law Judge held there was a violation of Section 337 of the Tariff Act of 1930 as amended with respect to U.S. Patent No. 9,606,907 and there was no violation with respect to U.S. Patent No. 9,535,623. A final determination regarding our second ITC action against SK Hynix is expected to be issued on February 21, 2020.

Lincoln Park Purchase Agreement

On June 24, 2019, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the Purchase Agreement subject to the conditions and limitations set forth in the Purchase Agreement. As consideration for entering into the Purchase Agreement, we issued to Lincoln Park 818,420 shares of our common stock as initial commitment shares in a noncash transaction on June 24, 2019 and will issue up to 818,420 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares. During the three months ended September 28, 2019, Lincoln Park purchased an aggregate of 8,189,364 shares of the Company’s common stock for a net purchase price of $2.5 million. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 204,771 shares of its common stock as additional commitment shares in a noncash transaction.

Subsequent to September 28, 2019, Lincoln Park purchased an aggregate of 9,655,398 shares of our common stock for a net purchase price of $3.5 million. In connection with the purchases, we issued to Lincoln an aggregate of 283,506 shares of our common stock as commitment shares in a noncash transaction.

Conversion of Iliad Note

During the three months ended September 28, 2019, Iliad Research and Trading, L.P. (“Iliad”) converted $1.0 million of the outstanding principal and accrued interest on the unsecured convertible promissory note we issued to Iliad on August 27, 2018 (“Iliad Note”) to 3,247,000 shares of our common stock at the Redemption Conversion Price, as defined in a Securities Purchase Agreement dated August 27, 2018 (“Iliad Purchase Agreement”).  Iliad did not convert any outstanding principal and accrued interest on the Iliad Note at the Lender Conversion Price, as defined the Iliad Purchase Agreement. In addition, subsequent to September 28, 2019, Iliad converted $0.7 million of the outstanding principal and accrued interest on the Iliad Note to 2,905,873 shares of our common stock at the Redemption Conversion Price.

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

Results of Operations

The following table presents each line item of our condensed consolidated statement of operations as a percentage of net sales for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net sales	100%	100%	100%	100%
Cost of sales	93	92	93	94
Gross profit	7	8	7	6
Operating expenses:
Research and development	10	7	10	9
Intellectual property legal fees	16	38	21	26
Selling, general and administrative	29	24	34	20
Total operating expenses	54	70	66	56
Operating loss	(47)	(62)	(59)	(50)
Other expense, net:
Interest expense, net	(4)	(3)	(5)	(2)
Other expense, net	—	—	—	—
Total other expense, net	(4)	(3)	(5)	(2)
Loss before provision for income taxes	(51)	(64)	(64)	(52)
Provision for income taxes	—	—	—	—
Net loss	(51)%	(64)%	(64)%	(52)%

Net Sales, Cost of Sales and Gross Margin

The following table presents net sales, cost of sales and gross margin for the three and nine months ended September 28, 2019 and September 29, 2018 (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
	2019	2018	Change	2019	2018	Change
Net sales	$6,116	$7,203	(15%)	$16,733	$24,508	(32%)
Cost of sales	5,666	6,617	(14%)	15,600	23,061	(32%)
Gross profit	$450	$586	(23%)	$1,133	$1,447	(22%)
Gross margin	7.4%	8.1%		6.8%	5.9%

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

For the three months ended September 28, 2019, our net sales decreased by $1.1 million as compared to the three months ended September 29, 2018 primarily as a result of a $0.9 million overall decrease in sales of other small outline dual in-line memory module (“SODIMM”) and RDIMM products (a $1.7 million decrease in sales of our Specialty SODIMM and RDIMM products, partially offset by a $0.7 million increase in the resales of SODIMM and RDIMM products).

For the nine months ended September 28, 2019, our net sales decreased by $7.8 million as compared to the nine months ended September 29, 2018 primarily as a result of a $6.0 million overall decrease in sales of SODIMM and RDIMM products (a $3.1 million decrease in the resales of SODIMM and RDIMM products and a $2.9 million decrease in sales of our Specialty SODIMM and RDIMM products) and a $1.3 million decrease in sales of NAND flash.

Our product sales in all periods presented were impacted by fluctuating customer concentrations. During the three months ended September 28, 2019 and September 29, 2018, there were two and four customers that accounted for more than 10% of our net sales, with an aggregate of 23% and 49% of our net sales, respectively. During the nine months ended September 28, 2019 and September 28, 2018, one customer accounted for more than 10% of our net sales, with an aggregate of 11% and 19% of our net sales, respectively.

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

For the three and nine months ended September 28, 2019 as compared to the three and nine months ended September 29, 2018, our cost of sales decreased primarily as a result of decreased net sales. Our gross margin fluctuates based on the change in our product mix over periods and the cost of the factory. For the three months ended September 28, 2019, our gross margin decreased to 7.4% from 8.1% as compared to the three months ended September 29, 2018 due to the lower sales and gross margin of our Specialty SODIMM and RDIMM products, partially offset by the higher gross margin for the resale of SODIMM, RDIMM and NAND flash products. For the nine months ended September 28, 2019, our gross margin increased to 6.8% from 5.9% as compared to the nine months ended September 29, 2018 due to the higher gross margin for our Specialty SODIMM and RDIMM products and resales of SODIMM, RDIMM and NAND products.

Operating Expenses

Operating expenses for the three and nine months ended September 28, 2019 and September 29, 2018 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
	2019	2018	Change	2019	2018	Change
Research and development	$583	$535	9%	$1,738	$2,326	(25%)
Intellectual property legal fees	979	2,760	(65%)	3,567	6,359	(44%)
Selling, general and administrative	1,747	1,745	0%	5,724	5,021	14%
Total operating expenses	$3,309	$5,040		$11,029	$13,706

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

R&D expenses slightly increased for the three months ended September 28, 2019 compared to the three months ended September 29, 2018, primarily as a result of an increase in employee headcount, overhead and travel expenses, partially offset by a decrease in professional service fees. R&D expenses decreased for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018 primarily as a result of a decrease in overall headcount, overhead and travel expenses.

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

We expect our intellectual property legal fees may show different trends for so long as the TRGP Agreement (as defined below) remains in effect. Pursuant to the terms of the TRGP Agreement, the legal expenses we incurred that were paid directly by TRGP were excluded in their entirety from our financial statements. In addition, any settlement or other cash proceeds we may recover in the future in connection with the SK hynix proceedings funded by TRGP would be reduced by the aggregate amount of legal expenses we exclude as a result of TRGP’s payment of these expenses, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery. Additionally, we expect our intellectual property legal fees would be significantly higher in the period in which a recovery from the SK hynix proceedings covered by the TRGP Agreement, if any, occurs.

The decrease in intellectual property legal fees for the three and nine months ended September 28, 2019 as compared to the three and nine months ended September 29, 2018 resulted primarily from a decrease in legal expenses incurred to defend our patent portfolio internationally, including the costs incurred for our second ITC action.

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

SG&A expenses for the nine months ended September 28, 2019 as compared to the nine months ended September 29, 2018 increased primarily as a result of an increase by $0.9 million in sales and marketing headcount costs plus related overhead and travel expenses. SG&A expenses was consistent for the three months ended September 28, 2019 as compared to the nine months ended September 29, 2018.

Other Expense, Net

Other expense, net for the three and nine months ended September 28, 2019 and September 29, 2018 was as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
	2019	2018	Change	2019	2018	Change
Interest expense, net	$(245)	$(183)	34%	$(775)	$(463)	67%
Other expense, net	(4)	(7)	(43%)	(5)	(12)	(58%)
Total other expense, net	$(249)	$(190)	31%	$(780)	$(475)	64%

Interest expense, net, consists primarily of interest expense on a revolving line of credit under the SVB Credit Agreement, the $15 million senior secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015 and the Iliad Note issued in August 2018, along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note and Iliad Note. The increase for the three and nine months ended September 28, 2019 compared to the three and nine months ended September 29, 2018 was primarily driven by the accretion of debt discounts and amortization of debt issuance costs related to the Iliad Note. Other expense, net, was not material during the periods.

Liquidity and Capital Resources

The following tables present selected financial information for the period presented (in thousands):

	September 28,	December 29,
	2019	2018
Cash and cash equivalents	$6,386	$14,802
Convertible promissory notes and accrued interest, net	16,662	17,346
Working capital	1,910	10,079

	Nine Months Ended
	September 28,	September 29,
	2019	2018
Net cash used in operating activities	$(9,232)	$(8,081)
Net cash used in investing activities	(70)	(72)
Net cash provided by financing activities	1,286	18,070

Working Capital

Our working capital decreased by $8.2 million during the nine months ended September 28, 2019, primarily due to a $8.4 million decrease in cash and cash equivalents, partially offset by a $1.0 million decrease in accounts payable primarily related to legal fees to defend our intellectual property and classification of the Iliad Note of $1.0 million to current from noncurrent.

Cash Flows from Operating Activities

For the nine months ended September 28, 2019, net cash used in operating activities primarily resulted from a net loss of $10.7 million, adjusted for net non-cash charges of $2.1 million, which primarily consisted of stock-based compensation, interest accrued on our convertible notes, depreciation and amortization, amortization of debt discounts and non-cash lease expense. These non-cash activities are offset by net cash outflows from changes in working capital balances of $0.6 million driven predominantly by a $1.0 million decrease in accounts payable due to lower purchases and legal fees and payments made toward outstanding legal fees and a $0.5 million decrease in accrued expenses and other current liabilities primarily from the recognition of current portion of operating lease liabilities of $0.5 million, partially offset by a decrease of $0.5 million and $0.4 million in inventories and accounts receivable, respectively.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 28, 2019 and September 29, 2018 was the result of our purchases of property and equipment during the periods.

Cash Flows from Financing Activities

For the nine months ended September 28, 2019, net cash provided by financing activities primarily consisted of $2.5 million in proceeds from issuance of common stock to Lincoln Park,  partially offset by $0.8 million in net repayments under the SVB Credit Agreement and $0.4 million in payments of outstanding debt.

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

As of September 28, 2019 and December 29, 2018, the outstanding borrowings under the SVB Credit Agreement were $1.5 million and $2.3 million, respectively, with the borrowing availability of $0.1 million and  $0.2 million, respectively. During the nine months ended September 28, 2019 and September 29, 2018, net repayments and borrowings we made under the SVB Credit Agreement were $0.8 million and $0.6 million, respectively.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 28, 2019.

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended September 28, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 28, 2019, there were 154,097,443 shares of our common stock outstanding, 7,536,758 shares of our common stock subject to outstanding stock options, 2,864,429 shares of our common stock subject to outstanding unvested restricted stock units, 15,010,012 shares of our common stock subject to outstanding warrants, and 15,767,704 shares of our common stock subject to outstanding convertible notes. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of October 30, 2019, 6.3% of our outstanding common stock was held by our directors and officers, including 5.8% held by Chun K. Hong, our President, Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

We may not be successful at any of these activities. As a result, we may not be able to successfully develop new or enhanced products or technology or we may experience delays in this process. Failures or delays in product development and introduction could result in the loss of, or delays in generating, net products sales or other revenues and the loss of key customer relationships. Even if we develop new or enhanced products or technologies, they may not meet our customers’ requirements, gain market acceptance or attract monetization opportunities, as our product and technology development efforts are inherently risky due to the challenges of foreseeing changes or developments in technology, predicting changes in customer requirements or preferences or anticipating the adoption of new industry standards. Moreover, we have invested significant resources in our product and technology development efforts, which would be lost if we fail to generate revenues from these efforts. If any if these risks occur, our revenues, prospects and reputation could be materially adversely affected.

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

During the three and nine months ended September 28, 2019, Iliad converted $0.8 million and $0.9 million, respectively, of the outstanding principal and accrued interest on the Iliad Note to 3,247,000 shares and 3,624,074 shares, respectively, of the Company’s common stock at the Redemption Conversion Price, as defined in the Iliad Purchase Agreement. In addition, during the nine months ended September 28, 2019, Iliad converted $0.5 million of the outstanding principal and accrued interest on the Iliad Note to 1,388,890 shares of the Company’s common stock at the Lender Conversion Price. Iliad did not convert any outstanding principal and accrued interest on the Iliad Note at the Lender Conversion Price during the three months ended September 28, 2019. Subsequent to September 28, 2019, Iliad converted $0.7 million of the outstanding principal and accrued interest on the Iliad Note to 2,905,873 shares of the Company’s common stock at the Redemption Conversion Price.

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

Date: November 5, 2019		Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)