Form 10-K
period 2019-12-28
NETLIST INC
filed 2020-03-10
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42.1 million.(A)

(A)Excludes 10.5 million shares of common stock held by directors, executive officers and persons whose beneficial ownership exceeds ten percent of the shares outstanding at June 29, 2019. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 3, 2020, there were 169,500,899 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NETLIST, INC. AND SUBSIDIARIES

Form 10-K

For the Fiscal Year Ended December 28, 2019

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

All forward-looking statements reflect management’s present assumptions, expectations and beliefs regarding future events and are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by any forward-looking statements. These risks, uncertainties and other factors include those described in Item 1A. Risk Factors of this Form 10-K. In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. In light of these risks, uncertainties and other factors, our forward-looking statements should not be relied on as predictions of future events. All forward-looking statements reflect our assumptions, expectations and beliefs only as of the date they are made, and except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

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

PART I

Item 1.Business

Overview

We provide high-performance modular memory subsystems to customers in diverse industries that require enterprise and storage class memory solutions to empower critical business decisions. We have a history of introducing disruptive new products, such as one of the first load reduced dual in-line memory modules ("LRDIMM") based on our distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM. We were also one of the first to bring NAND flash memory ("NAND flash") to the memory channel with our NVvault non-volatile dual in-line memory modules ("NVDIMM") using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or "DRAM") and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. We also offer storage class memory products called HybriDIMM to address the growing need for real-time analytics in Big Data applications, in-memory databases, high performance computing and advanced data storage solutions.

Due to the ground-breaking product development of our engineering teams, we have built a robust portfolio of over 130 issued and pending U.S. and foreign patents, many seminal, in the areas of hybrid memory, storage class memory, rank multiplication and load reduction. Since our inception, we have dedicated substantial resources to the development, protection and enforcement of technology innovations we believe are essential to our business. Our early pioneering work in these areas has been broadly adopted in industry-standard registered dual in-line memory modules (“RDIMM”), LRDIMM and NVDIMM. Our objective is to continue to innovate in our field and invest further in our intellectual property portfolio, with the goal of monetizing our intellectual property through a combination of product sales and licensing, royalty or other revenue-producing arrangements, which may result from joint development or similar partnerships or defense of our patents through enforcement actions against parties we believe are infringing them.

We also resell solid state drive (“SSD”), NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

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

Products

Our commercially available memory subsystem products and other products that we sell include:

Component and Other Product Resales

Due to our relationships with memory channel customers, in addition to our own products, we resell certain component products that we purchase for the purpose of resale. We have purchased certain of these products, including SSDs, NAND flash and DRAM products, from Samsung under the terms of the JDLA. We have also sourced these products from other suppliers to the extent sufficient product is not available from Samsung to meet customer demand or in the event of other Samsung supply issues. In 2019 and 2018, resales of these products represented approximately 77% and 75% of our net product sales, respectively. Additionally, we sell excess component inventory to distributors and other users of memory integrated circuits.

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

We are now working with certain customers to transition to volume production. In July 2019, we entered into a non-binding Memorandum of Understanding (the “MOU”) with Xi’an UniIC Semiconductors Co., Ltd. (“UniIC”) to grant a non-exclusive license to UniIC to develop, market and sell a Media Controller ASIC (the “MCA”) and a Hybrid DIMM Memory Module (the “HDIMM”) based on HybriDIMM technology for a per unit royalty and our right to purchase MCAs from UniIC. Pursuant to the MOU, we would also obtain the right to build and sell HDIMMs based on the MCA and the right to develop and sell derivative MCA and HDIMM products based on the HybriDIMM Technology for a royalty amount to be negotiated.

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

Specialty DIMMs and Embedded Flash

A small portion of our net product sales is from OEM sales of specialty memory modules and flash-based products, the majority of which are utilized in data center and industrial applications. When developing custom modules for an OEM system launch, we engage with our OEM customers from the earliest stages of new product development definition, providing us valuable insight into their full range of system architecture and performance requirements. This close collaboration has also allowed us to develop a significant level of systems expertise. We leverage a portfolio of proprietary technologies and design techniques, including efficient planar design, alternative packaging techniques and custom semiconductor logic, to deliver memory subsystems with persistence, high density, small form factor, high signal integrity, attractive thermal characteristics, reduced power consumption and low cost per bit.

Intellectual Property

We believe the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our technologies and other proprietary information. As of December 28, 2019, we had 103 U.S. and foreign issued patents and 29 pending U.S and foreign patent applications. Assuming they are properly maintained and are not invalidated by reexamination proceedings, our patents will expire at various dates between 2022 and 2035. Our issued patents cover various aspects of our innovations and include various claim scopes and, as a result, we believe our business is not materially dependent on any one claim in any of our existing patents or pending patent applications.

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

Our target markets are characterized by a limited number of large companies, and consolidation in one or more of our target markets may further increase this concentration. As a result, sales to small numbers of customers have historically represented a substantial portion of our net product sales. Additionally, the composition of major customers and their respective contributions to our net product sales have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. For further information about our customer concentrations, see Note 12 “Major Customers, Suppliers and Products” to our consolidated financial statements in Part IV, Item 15 of this Form 10-K.

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

We have developed supplier relationships with several manufacturers of these component products, and we typically qualify our memory subsystem products with our customers using multiple component manufacturers. However, our actual purchases of component products, both for integration into our products and for resale, are concentrated in a small number of suppliers, including an affiliate of Samsung, from which we obtained 37% and 13% of our total inventory purchases in 2019 and 2018, respectively, Techtronics (Singapore) Pte, Ltd from which we obtained 17% of our total inventory purchases in 2019, and Memorysolution GmbH and EG Electronics from which we obtained 17% and 15% of our total inventory purchases in 2018, respectively. For further information about our supplier concentrations, see Note 12 “Major Customers, Suppliers and Products” to our consolidated financial statements in Part IV, Item 15 of this Form 10-K.

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

Competition

Our products are primarily targeted to OEMs in the server, high-performance computing and communications markets. In addition, we resell certain component products to storage customers, appliance customers, system builders and cloud and datacenter customers. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs and other customers. We face competition from DRAM suppliers, memory module providers and logic suppliers for many of our products, including NVvault and HybriDIMM. Additionally, if and to the extent we enter new markets or pursue licensing arrangements to monetize our technologies and intellectual property portfolio, we may face competition from a large number of competitors that produce solutions utilizing similar or competing technologies.

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

Employees

As of December 28, 2019, we had 80 employees (including 63 full-time employees and 17 temporary employees). In addition to our employees, a significant portion of our workforce consists of contract personnel. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

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

Item 1A.Risk Factors

Investing in our securities involves a high degree of risk. Before making any investment decision with respect to our securities, you should carefully consider each of the following risk factors and the other information in this report. Each of these risk factors, either alone or together, could adversely affect our business, operating results, financial condition, ability to access capital resources and future growth prospects, as well as the value of an investment in our securities. As a result, you could lose some or all of any investment you have made or may make in our securities. In assessing these risks, you should also review the other information contained in this report, including our consolidated financial statements and accompanying notes, and the other filings we make with the SEC. The risks described below are not the only ones we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business operations and financial position.

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

We have historically funded our operations in large part with proceeds from equity and convertible debt financings, and we expect to continue to do so in the future. Future issuances of common stock may include sales of up to $20 million worth of shares of our common stock pursuant to our Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), entered into March 2020. In addition to capital-raising purposes, we may also issue securities from time to time at prices and on other terms as we determine for acquiring other businesses or assets in exchange for shares of our common stock or other securities, issuing securities to collaborators in connection with strategic partnerships, attracting and retaining employees with equity compensation, or other purposes. If we sell common stock or other equity or convertible debt securities in the future, our then-existing stockholders could be materially diluted by such issuances and new investors could gain rights, preferences and privileges senior to the holders of our common stock, which could cause the price of our common stock to decline.

Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business.

As of December 28, 2019, there were 169,538,399 shares of our common stock outstanding, of which 7,356,758 shares of our common stock are subject to outstanding stock options, 2,803,179 shares of our common stock are subject to outstanding unvested restricted stock units, 15,010,012 shares of our common stock are subject to  outstanding warrants, and 12,986,302 shares of our common stock subject to an outstanding convertible note. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of March 3, 2020, 5.9% of our outstanding common stock was held by our directors and officers, including 5.5% held by Chun K. Hong, our President, Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

To support our activities in the near term, we expect to rely on cash generated from our business and proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park, and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

Our first ITC action was resolved in January 2018 with a final determination of no infringement of the patents asserted in this action. The Company appealed this final determination to the Court of Appeals for the Federal Circuit where on December 12, 2019, the CAFC dismissed our appeal as moot. In our second ITC action, the ITC terminated the investigation in April 2018, but then restarted the investigation in May 2018 following a Remand order from the ITC Commission and it remains ongoing. Although our U.S. and international court proceedings remain ongoing, the loss of the first ITC action could negatively impact our prospects for positive results in these other proceedings. Moreover, if we do not achieve a positive result in the second ITC action, then we will have invested significant time and funds in the first and second ITC actions that will not be recovered with any cash returns.

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

We have taken steps intended to solidify our position and strategy in connection with our proceedings against SK hynix. In May 2017, we established a funding arrangement with TRGP, which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with certain of our SK hynix proceedings (including our first ITC action and our U.S. district court proceedings, but excluding our second ITC action and our proceedings in international courts), and in exchange for such funding, we agreed to pay to TRGP the amount of its funding plus an escalating premium if and when we recover any proceeds from the funded proceedings, and we have granted to TRGP a first-priority lien on the claims underlying the funded proceedings and any proceeds received from the funded proceedings and a second-priority lien on our patents that are the subject of the funded proceedings. We established this funding arrangement in order to provide us with increased security that we will be able to vigorously pursue our claims against SK hynix through their final resolution, but the arrangement also involves certain risks, including, among others, our obligation to use a portion of any proceeds we may receive from these proceedings to repay the funded amounts at a premium. On January 29, 2020, Netlist, Inc. TRGP entered into a First Amendment to the funding arrangement with TRGP. Under the First Amendment, the parties agreed to modify the recovery sharing formula related to claims against SK hynix. Our arrangement with TRGP only covers fees incurred in connection with certain of our outstanding proceedings against SK hynix, and we are responsible for funding costs related to our other outstanding proceedings and any future actions we may file. As a result, our ability to fund all of our proceedings against SK hynix may be limited to our own cash resources, in which case we may be forced to severely limit our pursuit of these claims and/or our other operations.

In addition, in April 2017, we adopted a rights agreement to implement a standard “poison pill.” In general terms, for so long as the rights issued under the rights agreement are outstanding, the rights agreement prevents any person or group from acquiring a significant percentage of our outstanding capital stock or attempting a hostile takeover of our Company by significantly diluting the ownership percentage of such person or group. The rights agreement expires on the earlier of the complete resolution of all our proceedings against SK hynix or April 17, 2021. As a result, the rights agreement has a significant anti-takeover effect. Our board of directors approved the rights agreement as part of our strategy in connection with our proceedings against SK hynix, with the intent of disconnecting our market capitalization from the damages calculations and any settlement negotiations that may develop in connection with these proceedings. However, the rights agreement may not have the intended, or any, impact on these proceedings or any related settlement negotiations, but would have the anti-takeover effect of any standard “poison pill” and thus would involve the risks associated with these anti-takeover effects, which are described elsewhere in these risk factors.

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

The vast majority of our revenues in recent periods have been generated from resales of component products, including products sourced from Samsung, and any decline in these product resales could significantly harm our performance.

The vast majority of our revenues in recent periods have been generated from resales of component products, including SSDs, NAND flash and DRAM products. We resell these component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

These component product resales are subject to a number of risks. For example, demand for these products could decline at any time for a number of reasons, including, among others, changing customer requirements or preferences, product obsolescence, introduction of more advanced or otherwise superior competing products by our competitors, the ability of our customers to obtain these products or substitute products from alternate sources (including from the manufacturer directly), customers reducing their need for these products generally, or the other risk factors described in this report. We have no long-term agreements or other commitments with respect to sales of these or any of the other products we sell. As a result, any decrease in demand for these products from us would reduce our sale levels and could materially adversely impact our revenues. Additionally, opportunistic purchases of products for resale, when coupled a decrease in demand, may cause us to write off excess inventory which would adversely affect our operating performance.

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

Increased reliance on product resales also has a substantial impact on our results of operations. Because the cost of the component products we purchase for resale is added to our cost of sales for these products, our gross margin on resales of component products is significantly lower than our gross margin on sales of our own memory subsystem products. As a result, increased resales of component products as a percentage of our total product sales have a significant negative impact on our gross margin and gross profit. This gross margin and gross profit differential between memory product sales and component product resales would be amplified if our costs to purchase component products were to increase.

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

We have invested significant research and development time and capital in the design of ASIC and hybrid devices, including our NVvault family of products and our next-generation HybriDIMM memory subsystem. These products are subject to significant risks, including:

•

we are dependent on a limited number of suppliers for the SSDs, DRAM ICs, NAND flash and ASIC devices that are essential to the functionality of these products, and in the past, we have experienced supply chain disruptions and shortages of SSDs, DRAM and NAND flash required to create these products as a result of issues that are specific to our suppliers or the industry as a whole;

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

Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

Our target markets are characterized by a limited number of large companies, and consolidation in one or more of these markets may further increase this concentration. As a result, sales to small numbers of customers have historically represented a substantial portion of our net product sales, and we expect this concentration to continue. Additionally, the composition of major customers and their respective contributions to our net product sales have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. We believe our performance depends in significant part on our ability to establish and maintain relationships with and effect substantial sales to our large customers.

We do not have long-term agreements with any of our customers and, as result, any or all of them could decide at any time to decrease, delay or discontinue their purchase of our products or the component products we resell. In addition, the prices customers pay for products are subject to fluctuations, and large or key customers may exert pressure on us to make concessions in the prices at which we sell products to them. Further, we may not be able to sell some of our products developed for one customer to a different customer because our products are often customized to address specific customer requirements, and even if we are able to sell these products to another customer, our margin on these products may be reduced. Additionally, although customers are generally allowed only limited rights of return after purchasing our products or the component products we resell, we may determine that it is in our best interest to accept returns from certain large or key customers even if we are not contractually obligated to accept them in order to maintain good relations with these customers. Any returns beyond our expectations could negatively impact our operating results. Moreover, because a few customers often account for a substantial portion of our net product sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flows. As a result, our net product sales and operating results could be materially adversely affected by the loss of any of our customers, particularly our large or key customers, a decrease in product sales to any of our customers, including as a result of normal fluctuations in demand or other factors, reductions in the prices at which we sell products to any of our customers, including as a result of price concessions or general declines in average sale prices, or difficulties collecting payments from any of our customers.

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

Our ability to fulfill customer orders for or produce qualification samples of our memory subsystem products, as well as orders for the component products we resell, is dependent on a sufficient supply of SSDs, FPGAs, ASICs, DRAM ICs and NAND flash, which are essential components of our memory subsystems. We have no long‑term supply contracts for any of these component products. Further, there are a relatively small number of suppliers of these components, and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, including an affiliate of Samsung, from which we obtained a large portion of our component products purchased for resale and our total inventory purchases in 2017. We also use consumables and other components, including PCBs, to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

From time to time, shortages in SSDs, DRAM ICs and NAND flash have required some suppliers to limit the supply of these components. In the past, we have experienced supply chain disruptions and shortages of SSDs, DRAM and NAND flash required to create certain of our memory subsystem products, and we have been forced to procure the component products we resell from other suppliers to the extent sufficient product is not available from Samsung to meet customer demand or in the event of other Samsung supply issues. We are continually working to secure adequate supplies of the components necessary to fill customers’ orders in a timely manner. If we are unable to obtain a sufficient supply of SSDs, DRAM ICs, NAND flash or other essential components to avoid interruptions or failures in the delivery of our products as required by our customers or the delivery of these components to customers to whom we resell them directly, these customers may reduce future orders for these products or not purchase these products from us at all, which could cause our net product sales to decline and harm our operating results. In addition, our reputation could be harmed due to failures to meet our customers’ demands and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business and we may lose market share to our competitors. Further, if our suppliers are unable to produce qualification samples of our products on a timely basis or at all, we could experience delays in the qualification process with existing or prospective customers, which could have a significant impact on our ability to sell our products. Moreover, if we are not able to obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, we may not be able to develop or introduce new products, we may experience significant increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers, or we may be forced to cease our sales of products dependent on the components or resales of the components we sell to customers directly.

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

Declines in customer demand for our products in recent periods have caused us to reduce our purchases of SSDs, DRAM ICs and NAND flash for use as components in our products. Such declines or other fluctuations could continue in the future. If we fail to maintain sufficient purchase levels with some suppliers, our ability to obtain supplies of these raw materials may be impaired due to the practice of some suppliers of allocating their products to customers with the highest regular demand.

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

Even after successful qualification and sales of our products to a customer, because the qualification process is both product-specific and platform-specific, our existing customers sometimes require us to re-qualify our products or to qualify our new products for use in new platforms or applications. For example, as our OEM customers transition from prior generation architectures to current generation architectures, we must design and qualify new products for use by these customers. Our net product sales to these customers can decline significantly during this re-qualification process.

Likewise, changes in our products, our manufacturing facilities, our production processes or our component suppliers may require a new qualification process. For example, if our memory, SSDs, NAND flash and DRAM component suppliers discontinue production of these components, it may be necessary for us to design and qualify new products for our customers. As a result, some customers may require us, or we may decide, to purchase an estimated quantity of discontinued memory components necessary to ensure a steady supply of existing products until products with new components can be qualified. Purchases of this nature may affect our liquidity. Additionally, our forecasts of quantities required during the transition may be incorrect, which could adversely impact our results of operations through lost revenue opportunities or charges related to excess and obsolete inventory.

We must devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with prospective customers in anticipation of sales. Significant delays or other difficulties in the qualification process could result in an inability to keep pace with rapid technology change or new competitive products. If we experience delays or do not succeed in qualifying a product with an existing or prospective customer, we would not be able to sell that product to that customer, which may result in excess and obsolete inventory that we may not be able to sell to another customer and could reduce our net product sales and customer base, any of which could materially harm our operating results and business.

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

Our products are primarily targeted to OEMs in the server, high-performance computing and communications markets. In addition, we resell certain component products to storage customers, appliance customers, system builders and cloud and datacenter customers. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs and other customers. We face competition from DRAM suppliers, memory module providers and logic suppliers for many of our products, including NVvault and HybriDIMM. We also face competition from the manufacturers and distributors of the component products we resell to customers, as these manufacturers and distributors could decide at any time to sell these component products to these customers directly. Additionally, if and to the extent we enter new markets or pursue licensing arrangements to monetize our technologies and intellectual property portfolio, we may face competition from a large number of competitors that produce solutions utilizing similar or competing technologies.

Some of our customers and suppliers may have proprietary products or technologies that are competitive with our products or the components we resell to them or could develop internal solutions or enter into strategic relationships with, or acquire, other high-density memory module or component providers. Any of these actions could reduce our customers’ demand for our products or the component products we resell. Additionally, some of our significant suppliers could choose to sell component products to customers directly, which would adversely affect our ability to resell these products, or may choose to manufacture competitive memory subsystem products themselves or reduce our supply of essential components of our products, which could adversely affect our ability to manufacture and sell our memory subsystems.

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

The prices customers pay for the products we sell can fluctuate due to many factors, including, among others, competitive conditions in our key customer markets, changes in customer requirements or preferences, volatility in the market prices for SSDs, DRAM ICs, NAND flash and other component products, and changes in manufacturing efficiencies or capacities. Market prices for component products have historically constituted a substantial portion of the total cost of our memory subsystems and in recent periods have constituted the vast majority of the cost of resales of these products to customers directly. As a result, fluctuations in the prices for these component products, due to overcapacity in worldwide supply or increased manufacturing efficiencies, implementation of new manufacturing processes or expansion of manufacturing capacity by component suppliers, among other factors, significantly impact our costs to sell our products or component products.

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

Additionally, we could experience a prolonged disruption, material malfunction, interruption or other loss of operations at our manufacturing facility for any number of reasons, including the occurrence of a contagious disease or illness, such as the novel coronavirus, or catastrophic weather events, or we may need to add manufacturing capacity to satisfy any increased demand for our products. Under these circumstances, we may be forced to rely on third parties for our manufacturing needs, which could increase our manufacturing costs, decrease our gross margin, decrease our control over manufacturing processes, limit our ability to satisfy customer requirements and demand and delay new product development until we could secure a relationship with a third-party manufacturer, which we may not be able to do in a timely manner, on acceptable terms or at all. If any of these risks occur, our operations, performance and customer relationships could be severely harmed.

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

Components that are used in our products, as well as all of the component products we resell, are designed and manufactured by third parties. In addition, some of our memory subsystem products rely on significantly customized components. The ability and willingness of third parties to enter into these engagements with us and perform in accordance with these engagements is largely outside our control. If one or more of our design or manufacturing partners experiences a manufacturing disruption for any number of factors including labor disruptions, catastrophic weather events and the occurrence of a contagious disease or illness, such as the novel coronavirus, fails to dedicate adequate resources to the production of the components we use in our products or the components we resell, experiences financial instability or otherwise fails to perform its obligations to us in a timely manner or at satisfactory quality levels, our ability to bring products to market or deliver products to our customers, as well as our reputation, could suffer and our business and prospects could be materially harmed. In the event of any failure by our component manufacturers, we may have no readily available alternative source of supply for these components, since, in our experience, the lead time needed to establish a relationship with a new design or manufacturing partner is substantial, and the time for our OEM customers to re-qualify our products with components from a new vendor is also significant. Additionally, even if an alternative manufacturer is available, we may not be able to engage the manufacturer on acceptable terms, which could result in increased costs, timing requirements or other adverse changes. Further, we may not be able to redesign the customized components used in our products to be manufactured by a new manufacturer, in which case we could infringe on the intellectual property of our current design or manufacturing partner when we manufacture the products with a new design or manufacturing partner. Such an occurrence could force us to stop selling certain of our products or could expose us to lawsuits, license payments or other liabilities.

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

We are also subject to employment laws and regulations, including the changing regulatory landscape.  For example, in California, State Assembly Bill 5 (“AB5”), which went into effect in January 2020, codifies a test to determine whether a worker is an employee under California law. AB5 provides a mechanism for determining whether workers of a hiring entity are employees or independent contractors, but AB5 does not result in any immediate change in how workers are classified.  If the State of California, cities or municipalities, or workers disagree with how a hiring entity classifies workers, AB5 sets forth the test for evaluating their classification. The legal and other costs associated with any misclassification of our personnel can be substantial and could materially adversely affect our results of operations and financial condition.

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

Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations, as we are operating in business and regulatory environments in which we have limited experience and that may impose materially different requirements. Further, the geographic distance from our headquarters in Irvine, California, compounds the difficulties of maintaining a manufacturing operation in the PRC. For instance, we may not be able to maintain the desired amount of control over production capacity and timing, inventory levels, product quality, delivery schedules, manufacturing yields or costs. Moreover, we will need to continue to overcome language and cultural barriers to effectively conduct these international operations. Failures in any of these areas could result in legal consequences or production delays and increased turnaround times, which could adversely affect our business. In addition, changes to the labor or other laws of the PRC or the economic and political conditions in the PRC, including increased industrialization in recent years, natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as the novel coronavirus, and other catastrophic events, could increase the costs of employing a local workforce or conducting our manufacturing operations in the PRC. Any of these factors could negatively impact any cost savings we experience from locating our manufacturing facility in the PRC. Additionally, our management has limited experience creating or overseeing foreign operations generally, and the ongoing administration and operation of our PRC facility may require substantial amounts of time and attention by our management team, particularly if we encounter operational, legal or cultural difficulties or disruptions at our PRC facility.

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

While our information technology systems include security measures designed to prevent unauthorized access, employee error, employee malfeasance or other causes, including intentional misconduct by computer hackers, could circumvent these measures and result in unauthorized access to these systems. Because the techniques used to gain unauthorized access to information technology systems evolve frequently and often are not recognized until successful, we may be unable to anticipate these techniques or implement adequate preventative measures in a timely manner. Any security breach could require significant resources to correct, if correction is possible, and could result in disruption to our business, misappropriation or loss of data, loss of confidence in us by our customers, damage to our reputation and legal liability. Further, any failure to implement appropriate security measures to protect our information or any breach or other failure of our systems that results in unauthorized access, manipulation, disclosure or loss of this information could result in our violation of any U.S. or foreign data protection laws that are applicable to us, including the California Consumer Privacy Act which went into effect in January 2020. These laws and their interpretation and application are constantly evolving, and they could be interpreted and applied in a manner that is inconsistent with our current practices or they could become more stringent over time. Efforts to comply with applicable data protection laws or any new interpretations of their application could involve significant time and substantial costs or require us to change our business practices and compliance procedures, and any failures to so comply could subject us to substantial civil or criminal fines or sanctions. Any of these outcomes could have a material negative impact on our business, performance and prospects.

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

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.Properties

Our corporate headquarters is located in approximately 8,200 square feet of space in Irvine, California, under a lease that expires in July 2020. We also lease approximately 42,200 square feet of space for our manufacturing facility in the PRC under a lease that expires in June 2020. We believe our current facilities are adequate for our current and expected operations for the next 12 months and that additional space could be obtained if needed.

Item 3.Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part IV, Item 15 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 8 “Commitments and Contingencies” under the heading “Litigation and Patent Reexaminations,” and are incorporated herein by reference.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Market under the symbol “NLST” on November 30, 2006 and was transferred to The Nasdaq Capital Market effective on January 14, 2016. On September 27, 2018, our common stock was transferred to the OTCQX® Best Market.

Holders

As of March 3, 2020, there were approximately 16 holders of record of our shares of common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Form 10-K. Actual results may differ significantly from those contained in any forward-looking statements. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this Form 10-K. Unless otherwise stated, all information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

Fiscal Year

Our fiscal year is the 52- or 53-week period that ends on the Saturday closest to December 31. The 2019 and 2018 fiscal years ended on December 28, 2019 and December 29, 2018, respectively, and consisted of 52 weeks.

Overview

We provide high-performance modular memory subsystems to customers in diverse industries that require enterprise and storage class memory solutions to empower critical business decisions. We have a history of introducing disruptive new products, such as one of the first load reduced dual in-line memory modules ("LRDIMM") based on our distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM. We were also one of the first to bring NAND flash memory ("NAND flash") to the memory channel with our NVvault non-volatile dual in-line memory modules ("NVDIMM") using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or "DRAM") and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. We also offer storage class memory products called HybriDIMM to address the growing need for real-time analytics in Big Data applications, in-memory databases, high performance computing and advanced data storage solutions. We publicly demonstrated a HybriDIMM prototype in August 2016 and sampled HybriDIMM to select customers in the second half of 2017. We are continuously developing and improving upon the HybriDIMM product while exploring opportunities with strategic partners.

Due to the ground-breaking product development of our engineering teams, we have built a robust portfolio of over 130 issued and pending U.S. and foreign patents, many seminal, in the areas of hybrid memory, storage class memory, rank multiplication and load reduction. Since our inception, we have dedicated substantial resources to the development, protection and enforcement of technology innovations we believe are essential to our business. Our early pioneering work in these areas has been broadly adopted in industry-standard registered dual in-line memory modules (“RDIMM”), LRDIMM and in NVDIMM. Our objective is to continue to innovate in our field and invest further in our intellectual property portfolio, with the goal of monetizing our intellectual property through a combination of product sales and licensing, royalty or other revenue-producing arrangements, which may result from joint development or similar partnerships or defense of our patents through enforcement actions against parties we believe are infringing them.

We also resell solid state drive (“SSD”), NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

In 2019 and 2018, we recorded total net sales of $26.1 million and $33.5 million, gross profit of $2.6 million and $2.3 million, and net loss of $12.5 million and $17.1 million, respectively. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues, including from product sales and a non-recurring engineering (“NRE”) fee from our November 2015 joint development and license agreement (“JDLA”) with Samsung Electronics Co., Ltd (“Samsung”). We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, and a funding arrangement for costs associated with certain of our legal proceedings against SK hynix, Inc. a South Korean memory semiconductor supplier (“SK hynix”). See “Liquidity and Capital Resources” below for more information.

Fiscal 2019-2020 Developments

Developments relating to SK hynix Proceedings

We have taken action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and two of its subsidiaries in the U.S. International Trade Commission (“ITC”), U.S. district court and the courts of Germany. On January 31, 2019, the court in Germany found there was no infringement of the Utility Model asserted and dismissed the case. We do not intend to appeal this ruling. In our two separate ITC actions against SK hynix, we have requested exclusion orders that direct U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. In our U.S. district court proceedings (which are currently stayed), we are primarily seeking damages. All of our patents involved in these proceedings allegedly cover key features of RDIMM and LRDIMM products.

On January 16, 2018, the ITC issued a final determination regarding our first ITC action against SK hynix filed in September 2016, in which it concluded there was no infringement of the patents in this action and terminated the ITC’s investigation related to these proceedings. We appealed this final determination to the Court of Appeals for the Federal Circuit, and oral arguments for this appeal were scheduled for December 5, 2019 at the Court of Appeals for the Federal Circuit. On December 12, 2019, the Court of Appeals for the Federal Circuit affirmed the invalidity ruling by the Patent Trial and Appeal Board (“PTAB”) involving the patents in litigation at the first ITC Action and dismissed the appeal of the final determination of the first ITC Action as moot.

In our second ITC action against SK hynix, on April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the investigation in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the ALJ to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the

ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019. On March 12, 2019 the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. The trial recommenced on July 15, 2019 and ended on July 19, 2019. An initial determination regarding our second ITC action against SK hynix was issued on October 21, 2019. In the initial determination, the Chief Administrative Law Judge found in Netlist’s favor held there was a violation of Section 337 of the Tariff Act of 1930 as amended with respect to U.S. Patent No. 9,606,907 and alternatively found there was no violation with respect to U.S. Patent No. 9,535,623. A final determination regarding our second ITC action against SK Hynix is expected to be issued on April 7, 2020.

First Amendment to TRGP Agreement

On January 23, 2020, we entered into the first amendment to the investment agreement dated May 3, 2017 with TR Global Funding V, LLC (“TRGP”) (“TRGP Agreement”) to amend the recovery sharing formula related to claims against SK hynix for alleged infringement of our patents. TRGP Agreement generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with our first ITC action and our U.S. district court proceedings against SK hynix.

Amendment to SVB Credit Agreement

On February 27, 2020,  we entered into an amendment to a credit agreement dated October 31, 2009 with Silicon Valley Bank (“SVB”) (the “SVB Credit Agreement”) to extend the maturity date of the borrowings under the SVB Credit Agreement from March 30, 2020 to April 30, 2021.

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into a purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the 2019 Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. As consideration for entering into the 2019 Purchase Agreement, we issued to Lincoln Park 818,420 shares of our common stock as initial commitment shares in a noncash transaction on June 24, 2019 and will issue up to 818,420 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares.

During 2019, Lincoln Park purchased an aggregate of 19,044,762 shares of our common stock for a net purchase price of $6.4 million. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 523,633 shares of our common stock as additional commitment shares in noncash transactions.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into a purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. As consideration for entering into the 2020 Purchase Agreement, we issued to Lincoln Park 1,529,052 shares of our common stock as initial commitment shares in a noncash transaction on March 6, 2020 and will issue up to 917,431 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares.

Based on the number of shares of our common stock authorized as of the date of the 2020 Purchase Agreement, unless the trading price of our common stock increases substantially, we will not be able to utilize all of the capacity of the equity line financing unless we increase the total number of our authorized shares, which would require the approval of a majority of our outstanding shares voting at a duly convened stockholder meeting.

Completion of Iliad Note Conversion

During 2019, Iliad Research and Trading, L.P. (“Iliad”) fully-converted the outstanding principal and accrued interest on the Iliad Note to shares of our common stock as follows: (1) $1.9 million of the outstanding principal and accrued interest on the unsecured convertible promissory note we issued to Iliad on August 27, 2018 (“Iliad Note”) to 7,778,270 shares of our common stock at the Redemption Conversion Price, as defined in a Securities Purchase Agreement dated August 27, 2018 (“Iliad Purchase Agreement”) and (2) $0.5 million of the outstanding principal and accrued interest on the Iliad Note to 1,388,890 shares of our common stock at the Lender Conversion Price, as defined in the Iliad Purchase Agreement. As a result of these conversions, as of December 28, 2019, there were no outstanding principal and accrued interest on the Iliad Note.

Factors Affecting Our Performance

Trends in Net Sales

We have been substantially dependent on sales of single products or product categories. For instance, we have historically been dependent on sales of our memory subsystem products, and in recent periods, we have been dependent on our resales of component products. Demand for any of these products could increase or decrease at any time for a number of reasons, including new customer qualifications, changing customer requirements or preferences, product obsolescence, introduction of more advanced or otherwise superior products by us or our competitors, the ability of our customers to obtain these products or substitute products from alternate sources, customers increasing or reducing their need for these products generally, or a variety of other factors. We have no long-term agreements or other commitments with respect to sales of any of these products. As a result, any fluctuations in demand for these products from us would impact our sale levels and net sales.

In past years, we have experienced declines in demand for and sales of our memory subsystem products, and these declines could continue or intensify in the future. Contrastingly, we have recently experienced marked increases in component product resales. Because the cost of the component products we purchase for resale is added to our cost of sales for these products, our gross margin on resales of component products is generally significantly lower than our gross margin on sales of our memory subsystem products. As a result, increases or decreases in component product resales as a percentage of our total sales have a significant impact on our gross margins.

Next-generation HybriDIMM and some of our other next-generation products may require additional time and capital investments in order to commercialize, and our development and commercialization strategies for these products, including, for instance, our work with JEDEC to facilitate broad industry adoption of this new technology, may not be successful. Our ability to obtain customer or market acceptance of these next-generation products will materially impact our net product sales and gross profits, as well as our ability to recoup our investments in developing these products.

Customer Composition and Concentrations

Our target markets are characterized by a limited number of large companies, and consolidation in one or more of these target markets may further increase this concentration. As a result, sales to small numbers of customers have historically represented a substantial portion of our net sales, and we expect this concentration to continue. Additionally, the composition of major customers and their respective contributions to our net sales have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. We believe our performance depends in significant part on our ability to establish and maintain relationships with and effect substantial sales to our large customers. We do not have long-term agreements with any of our customers and, as result, any or all of them could decide at any time to increase, accelerate, decrease, delay or discontinue their purchase of our products or the component products we resell. These fluctuations in customer demand and concentrations could significantly impact our net sales.

Product Sale Prices

The prices customers pay for the products we sell can fluctuate due to many factors, including, among others, competitive conditions in our key customer markets, changes in customer requirements or preferences, volatility in the market prices for SSDs, DRAM ICs, NAND flash and other component products, and changes in manufacturing efficiencies or capacities. Our industry has historically been characterized by declines in average sale prices. If sale price declines are not offset by corresponding decreases in costs or increases in sales volume or sales of products with higher margins, these sale price declines could have a material adverse effect on our operating results.

Once our prices with a customer are negotiated, we are generally unable to revise pricing with that customer until our next regularly scheduled price adjustment. As a result, if market prices for essential components increase, we generally cannot pass the price increases through to our customers for products purchased under an existing purchase order. Consequently, we are exposed to the risks associated with the volatility of prices for these components and our cost of sales could increase and our gross margins could decrease in the event of sudden price increases. Alternatively, if there are declines in the prices of these components, we may be required to reduce our selling prices for subsequent purchase orders, which may result in a decline in our net sales.

In addition, because a large percentage of our sales are often from sales to a small number of customers, these customers may exert pressure on us to make concessions in the prices at which we sell products to them. These sale price concessions could have a material effect our net sales.

Component Product Supply

Our ability to fulfill customer orders for our memory subsystem products or the component products we resell is dependent on a sufficient supply of SSDs, DRAM ICs, NAND flash and other component products. We have no long-term supply contracts for any of these component products. There are a relatively small number of suppliers of these components, and we typically purchase from only a subset of these suppliers.

From time to time, shortages in SSDs, DRAM ICs and NAND flash have required some suppliers to limit the supply of these components. In the past, we have experienced supply chain disruptions and shortages of DRAM and NAND flash required to create certain of our memory subsystem products, and we have been forced to procure the component products we resell from other suppliers to the extent sufficient product is not available from Samsung to meet customer demand or in the event of other Samsung supply issues. Supply shortages can occur at any time and for a variety of reasons, including, among others, spikes in customer demand that cannot be satisfied by our suppliers, any problems that arise with the supplier’s manufacturing operations or facilities that cause disruptions or delays, or any failure by the supplier to comply with the terms of its supply arrangements with us. If we are not able to obtain components in the amounts needed, on a timely basis and at commercially reasonable prices, we may lose customers due to order delivery interruptions or failures, which could impact our net sales, and we may experience increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers. For example, with respect to Samsung, any inability to obtain sufficient component products from Samsung could increase our cost of sales for component product resales because we may not be able to make arrangements with other suppliers on financial and other terms comparable to those we have negotiated with Samsung under the JDLA. As described above, we may or may not be able to pass any such cost increases through to our customers, in which case they could materially adversely impact our results by increasing our cost of sales without a corresponding increase in our net sales.

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

Conversely, any rapid increases in demand by our customers could strain our resources. If we underestimate customer demand, we may not have sufficient inventory of necessary components on hand to meet that demand and we may need to try to procure additional quantities, which may not be available or may only be available at high prices or on otherwise unfavorable terms. We also may not have sufficient manufacturing capacity at any given time to meet any demands for rapid increases in production of our memory subsystem products. Any shortages of inventory or manufacturing capacity could lead to delays in the delivery of products, which may reduce our net sales.

In addition, if our product demand forecasts are inaccurate, we may understate or overstate the provision required for excess and obsolete inventory. If our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of the determination. Conversely, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross profit at the time the inventories are sold.

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

Business Risks and Uncertainties

Our business, financial condition and prospects are exposed to a number of risks and uncertainties. See the discussion in Part I, Item 1A. Risk Factors of this Form 10-K for more information.

Results of Operations

The table below presents selected items of our consolidated statements of operations as a percentage of net sales for 2019 and 2018.

	2019	2018
Net sales	100%	100%
Cost of sales	90	93
Gross profit	10	7
Operating expenses:
Research and development	9	9
Intellectual property legal fees	16	27
Selling, general and administrative	29	20
Total operating expenses	54	56
Operating loss	(44)	(49)
Total other expense, net	(4)	(2)
Loss before provision (benefit) for income taxes	(48)	(51)
Provision (benefit) for income taxes	—	—
Net loss	(48)%	(51)%

Net Sales,  Cost of Sales, and Gross Profit

The following table presents net sales, cost of sales and gross profit for 2019 and 2018 (dollars in thousands):

	2019	2018	Change
Net sales	$26,103	$33,529	(22%)
Cost of sales	23,533	31,228	(25%)
Gross profit	$2,570	$2,301	12%
Gross margin	9.8%	6.9%

Net Sales

Net sales include resales of certain component products, including SSDs and DRAM products, and sales of our high-performance memory subsystems. In 2019 and 2018, resales of component products represented 77% and 75% of net sales, respectively.

Net sales decreased 22% or $7.4 million during 2019 compared to 2018 primarily as a result of a $4.2 million decrease in the resales of SODIMM and RDIMM products, a $3.1 million decrease in sales of our Specialty SODIMM and RDIMM products and a $0.3 million decrease in sales of our very low profile (“VLP”) memory subsystem products, partially offset by a $0.3 million increase in sales of SSDs.

Our product sales were impacted by fluctuating customer concentrations. During 2019, there were no customers who accounted for more than 10% of our net sales, while during 2018, there was one customer that accounted for more than 10% of our net sales. During 2019 and 2018, our four largest customers accounted for an aggregate of 23% and 38% of our net sales, respectively.

Cost of Sales and Gross Profit

Cost of sales decreased in 2019 compared to 2018 due primarily to lower SODIMM and RDIMM product sales. Gross profit increased in 2019 compared to 2018 due primarily to higher gross profits on our SSD products and the resales of SODIMM and RDIMM products, partially offset by lower gross profit on the sales of our Specialty SODIMM and RDIMM products. Year-over-year gross margin (or gross profit as a percentage of net sales) increased during 2019 due primarily to the increased margin on the SODIMM and RDIMM products and NAND products.

Operating Expenses

The following table presents operating expenses for 2019 and 2018 (dollars in thousands):

	2019	2018	Change
Research and development	$2,383	$2,899	(18%)
Intellectual property legal fees	4,131	8,918	(54%)
Selling, general and administrative	7,546	6,856	10%
Total operating expenses	$14,060	$18,673

Research and Development

Research and development expenses decreased in 2019 compared to 2018 primarily as a result of a $0.5 million decrease in headcount-related expenses and depreciation expenses. This is due to the decline in demand for our memory subsystem products and increase in component product resales in recent years.

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for patent filings, protection and enforcement. Although we expect intellectual property legal fees to generally increase over time as we continue to protect, defend and enforce and seek to expand our patent portfolio, these increases may not be linear but may occur in lump sums depending on the due dates of patent filings and their associated fees and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements such as with TRGP or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 8 “Commitments and Contingencies” to the consolidated financial statements in Part IV, Item 15 of this Form 10-K for further discussion.

Pursuant to the terms of the TRGP Agreement, the legal expenses we incurred for our first action against SK hynix at the ITC and our U.S. district court proceedings that were paid directly by TRGP were excluded in their entirety from our financial statements. As of December 28, 2019, accumulated deficit excluded $1.7 million and $10.2 million of such legal expenses incurred in 2018 and 2017, respectively. In 2019, we did not have such legal expenses incurred that were excluded from our financial statements. TPGP does not fund the legal expenses incurred for our second ITC action and our proceedings in international courts. Any settlement or other cash proceeds we may recover in the future in connection with our first ITC action against SK hynix that were funded by TRGP would be reduced by the aggregate amount of legal expenses we excluded as a result of TRGP’s payment of these expenses, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery. As a result, so long as the TRGP Agreement remains in effect, we expect our intellectual property legal fees may show different trends. Additionally, we expect our intellectual property legal fees would be significantly higher in the period in which a recovery from the SK hynix proceedings covered by the TRGP Agreement, if any, occurs.

Intellectual property legal fees decreased in 2019 as compared to 2018 due primarily to lower legal expenses incurred to defend our patent portfolio internationally, including the costs incurred for our second ITC action and inter partes review of our patents before the U.S. Patent and Trademark Office.

Selling, General and Administrative

SG&A expenses increased in 2019 compared to 2018 primarily as a result of a $1.1 million increase in payroll and related compensation expenses and travel expenses related to employment of additional sales and marketing personnel to support new business revenue, partially offset by a $0.3 million decrease in professional fees and public company expenses.

Other Expense, Net

The following table presents other expense, net for 2019 and 2018 (dollars in thousands):

	2019	2018	Change
Interest expense, net	$(945)	$(739)	28%
Other expense, net	(4)	(11)	(64%)
Total other expense, net	$(949)	$(750)	27%

Interest expense, net, in 2019 and 2018 consisted primarily of interest expense on a revolving line of credit under the SVB Credit Agreement, the $15 million senior secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015 and the Iliad Note issued in August 2018. Interest expense also includes the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note and Iliad Note. The increase in 2019 compared to 2018 was primarily driven by the full year of interest expense, accretion of debt discount and amortization of debt issuance costs in 2019 related to the Iliad Note issued in August 2018.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and debt securities and receipts from revenues, including from product sales and the NRE fee from our JDLA with Samsung. We have also funded our operations with a revolving line of credit under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements.

The following table presents  selected financial information as of and for the years ended December 28, 2019 and December 29, 2018 (in thousands):

	2019	2018
Cash and cash equivalents	$8,966	$14,802
Convertible promissory notes and accrued interest, net	15,793	17,346
Working capital	5,442	10,079
Net cash used in operating activities	(11,485)	(10,568)
Net cash used in investing activities	(83)	(74)
Net cash provided by financing activities	6,632	17,774

Cash Flows from Operating Activities

Net cash used in operating activities for 2019 was primarily a result of a net loss of $12.5 million, adjusted for non-cash charges of $2.6 million, which primarily consisted of stock-based compensation, non-cash lease expense, amortization of debt discounts and interest accrued on our convertible notes. These non-cash activities are offset by net cash outflows from changes in working capital balances of $1.8 million driven predominantly by a $0.8 million increase in accounts receivable due to higher sales in the fourth quarter of 2019, a $0.6 million increase in inventories due to higher purchases to support increased sales, and a $0.6 million decrease in accrued expenses and other current liabilities primarily from the decrease in operating lease liabilities, partially offset by a decrease of $0.5 million in prepaid expenses and other current liabilities.

Net cash used in operating activities for 2018 was primarily a result of a net loss of $17.1 million, adjusted for non-cash charges of $1.7 million. These non-cash charges primarily consisted of stock-based compensation, interest accrued on convertible notes, depreciation and amortization and amortization of debt discounts. The net loss is offset by net cash inflows from changes in working capital balance of $4.8 million driven predominantly from an increase in accounts payable due to an increase in legal fees.

Cash Flows from Investing Activities

Net cash used in investing activities for 2019 and 2018 was primarily the result of purchases of property and equipment during the periods.

Cash Flows from Financing Activities

Net cash provided by financing activities for 2019 primarily consisted of $6.4 million in proceeds from issuance of common stock to Lincoln Park and $0.7 million in net borrowings under the SVB Credit Agreement, partially offset by $0.4 million in payment of note payable to finance insurance policies.

Net cash provided by financing activities for 2018 primarily consisted of $9.2 million in net proceeds from the 2018 Offering, $5.8 million in net proceeds from the ATM Program, $2.1 million from the issuance of the Iliad Note, $0.8 million from the issuance of common stock to a trust controlled by our President, Chief Executive Officer and Chairman of the Board, and $0.3 million in net borrowings under the SVB Credit Agreement, partially offset by $0.3 million in payment of note payable to finance insurance.

Capital Resources

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into the 2019 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the 2019 Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. As of December 28, 2019, an aggregate of $3.6 million in shares of our common stock was available for purchases over the remaining term under the 2019 Purchase Agreement.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into the 2020 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement.

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

Iliad Note

On August 27, 2018, we entered into the Iliad Purchase Agreement with Iliad, pursuant to which we issued a $2.3 million Iliad Note with an original debt discount of $0.2 million. The Iliad Note bore interest at an annual rate of 8% and would mature on August 27, 2020, unless earlier repurchased, redeemed or converted in accordance with its terms. During 2019, Iliad fully converted the outstanding principal and accrued interest on the Iliad Note to shares of our common stock as follows: (1) $1.9 million of the outstanding principal and accrued interest on the Iliad Note to 7,778,270 shares of our common stock at the Redemption Conversion Price and (2) $0.5 million of the outstanding principal and accrued interest on the Iliad Note to 1,388,890 shares of our common stock at the Lender Conversion Price. As a result, as of December 28, 2019,  there were no outstanding principal and accrued interest on the Iliad Note.

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

TRGP Agreement

On May 3, 2017, we entered into the TRGP Agreement, which generally provided that TRGP will directly fund the costs incurred by us or on our behalf in connection with our first ITC action and our U.S. district court proceedings against SK hynix. During 2018 and 2017, TRGP directly paid $1.7 million and $10.2 million on our behalf incurred in connection with these proceedings. On January 23, 2020, we entered into an amendment to the TRGP Agreement to alter the recovery sharing formula related to claims against SK hynix.

SVB Credit Agreement

On October 31, 2009, we entered into an SVB Credit Agreement, which provides for a revolving line of credit of up to $5.0 million. The borrowing base is limited to 85% of eligible accounts receivable (increased from 80% as of August 29, 2018), subject to certain adjustments as set forth in the SVB Credit Agreement. As of December 28, 2019, the borrowings under the SVB Credit Agreement bear interest at the Wall Street Journal “prime rate” plus 2.75% per annum and mature on March 30, 2020. On February 27, 2020, the SVB Credit Agreement was amended to extend the maturity date to April 30, 2021.

As of December 28, 2019, the outstanding borrowings under the SVB Credit Agreement were $3.0 million with additional borrowing availability of $0.2 million. During 2019, we made net borrowings of $0.7 million under the SVB Credit Agreement.

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

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with cash receipts from revenues, borrowing availability under the SVB Credit Agreement, the equity financing available under the 2020 and 2019 Lincoln Park Purchase Agreements, funds raised through the debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our capital requirements will depend on many factors, including, among others: the acceptance of, and demand for, our products; our levels of net product sales and any other revenues we may receive, including NRE, license, royalty or other fees; the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies; the costs of developing, improving and maintaining our internal design, testing and  manufacturing processes; the costs associated with defending and enforcing our intellectual property rights; and the nature and timing of acquisitions and other strategic transactions in which we participate, if any.

Although we expect to rely in the near term on our existing cash and cash equivalents balance and our primary source of cash described above, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could result in further losses. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. We may not be able to obtain capital when needed, on terms acceptable to us or at all and may have the need to seek the authorization of additional shares from our stockholders, which could be costly, time-consuming and unsuccessful.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 “Summary of Significant Accounting Policies” of the notes to consolidated financial statements in Part IV, Item 15 of this Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and limit the amount of credit extended to our customers as deemed necessary, but generally require no collateral. We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For accounts receivable from our international customers, we purchase comprehensive foreign credit insurance to mitigate risks related to the collectability. For all other customers, we record allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment, and our historical experience. Uncollectible accounts are charged against the allowance for doubtful accounts when all cost-effective commercial means of collection have been exhausted. Generally, our credit losses have been within expectations and the provisions established. However, we cannot guarantee that we will continue to experience credit loss rates similar to those experienced in the past.

Our accounts receivable are generally highly concentrated among a small number of customers, and a significant change in the liquidity or financial position of one of these customers could have a material adverse effect on the collectability of our accounts receivable, liquidity and future operating results.

Inventories

We value inventories at the lower of cost or the net realizable value. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information and reduce inventory balances to net realizable value for excess and obsolete inventory based on this analysis. Once established, lower of cost or net realizable value write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

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

Stock-Based Compensation

Stock-based awards are comprised principally of stock options, restricted stocks and restricted stock units. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of estimated forfeitures. We use the Black-Scholes option pricing model to determine the grant date fair value of stock options. The model requires us to estimate the expected volatility and expected term of the stock options, which are highly complex and subjective variables. The expected volatility is based on the historical volatility of our common stock. The expected term is computed using the simplified method as our best estimate given our lack of actual exercise history. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on our history and management’s expectation regarding dividend payouts. The grant-date fair value of restricted stocks and restricted stock units equals the closing price of our common stock on the grant date.

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

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for further discussion

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to our consolidated financial statements included in Part IV, Item 15. Exhibit and Financial Statements Schedules beginning on page F-2.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 28, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of December 28, 2019, based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2019.

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

Item 9B.Other Information

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into the 2020 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to $20 million in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement.

Pursuant to the 2020 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the 2020 Purchase Agreement, and up to an aggregate of $20 million (subject to certain limitations) in shares of our common stock, we have the right, from time to time, at our sole discretion and subject to certain conditions to direct Lincoln Park to purchase up to 400,000 shares of our common stock, which amount can be increased under certain circumstances. The purchase price of shares of our common stock pursuant to the 2020 Purchase Agreement will be based on prevailing market prices of our common stock at the time of sales without any fixed discount, and we will control the timing and amount of any sales of our common stock to Lincoln Park, but in no event will Lincoln Park be required to purchase more than $1.0 million in shares of our common stock on any single regular purchase date (excluding an accelerated purchase request on such date). In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases under certain circumstances.

All shares of our common stock to be issued and sold to Lincoln Park under the 2020 Purchase Agreement will be issued pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-228348), filed with the SEC in accordance with the provisions of the Securities Act, and declared effective on November 28, 2018, and the prospectus supplement thereto dated March 9, 2020. Based on the number of shares of our common stock authorized as of the date of the 2020 Purchase Agreement, unless the trading price of our common stock increases substantially, we will not be able to utilize all of the capacity of the equity line financing unless we increase the total number of our authorized shares, which would require the approval of a majority of our outstanding shares voting at a duly convened stockholder meeting. Seeking such approval could be costly, time-consuming and unsuccessful.

The 2020 Purchase Agreement contains customary representations, warranties and agreements of us and Lincoln Park, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There is no upper limit on the price per share that Lincoln Park could be obligated to pay for our common stock under the 2020 Purchase Agreement. We have the right to terminate the 2020 Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of our common stock to Lincoln Park under the 2020 Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common stock and determinations by us as to available and appropriate sources of funding for us and our operations. As consideration for entering into the 2020 Purchase Agreement, we issued to Lincoln Park 1,529,052 shares of our common stock on March 6, 2020, and up to 917,431 additional shares of our common stock on a pro rata basis as Lincoln Park purchases up to $20 million in shares of our common stock in our discretion under the 2020 Purchase Agreement over the term of the 2020 Purchase Agreement. We will not receive any cash proceeds from the issuance of these 1,529,052 shares or the 917,431 shares that may be issued if we receive subsequent funding.

This shall not constitute an offer to sell or a solicitation of an offer to buy any shares of our common stock, nor shall there be any sale of shares of our common stock in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction.

The 2020 Purchase Agreement is filed as Exhibit 10.37 to this Form 10-K and incorporated herein by reference. The foregoing descriptions of such agreement and the transactions contemplated thereby are qualified in their entirety by reference to such exhibits. In addition, the 2020 Purchase Agreement has been included to provide investors with information regarding its terms. The 2020 Purchase Agreement is not intended to provide any other factual information about us. The 2020 Purchase Agreement contains representations and warranties that we have made to Lincoln Park. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that we have provided to Lincoln Park in connection with signing the 2020 Purchase Agreement. The disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the 2020 Purchase Agreement. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.

Amendment to SVB Loan and Security Agreement

On February 27, 2020, we entered into an amendment to a credit agreement dated October 31, 2009 with Silicon Valley Bank (“SVB”) (the “SVB Credit Agreement”) to extend the maturity date of the borrowings under the SVB Credit Agreement from March 30, 2020 to April 30, 2021.

Compensation Adjustments

On March 6, 2020, our Compensation Committee of the Board of Directors approved compensation for our two named executive officers beginning calendar year 2020. The Compensation Committee approved a base salary of $450,000 per annum for Chun K. Hong, our Chief Executive Officer, and $275,000 per annum for Gail Sasaki, our Chief Financial Officer. In making this determination, the Compensation Committee considered that both officers had held their positions since our initial public offering in 2006 and that Mr. Hong had not received an increase in his base salary for 13 years and Ms. Sasaki had not received any increase in her base salary for 10 years. In its deliberations regarding the adjustments to base salary, the Compensation Committee considered the cost of living increases in the United States, California and Orange County, California during the period since the initial public offering as calculated according to various government and private publications. The final determination of base salary levels was made after considering the range of calculations as well as a number of other factors that the Compensation Committee determined to be relevant in the exercise of its business judgment. The Compensation Committee also established bonus targets for the officers of 100% of base salary dependent upon achieving agreed financial objectives. Finally, the Compensation Committee approved awards of 300,000 restricted stock units for Mr. Hong and 75,000 restricted stock units for Ms. Sasaki, subject to four-year vesting.

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

The table and narrative below provide, for our current directors and executive officers, each such individual’s name; age as of March 3, 2020; current position(s) with our Company; tenure in such position(s); information about such individual’s business experience and qualifications, including principal occupation or employment and principal business of the employer, if any, for at least the past five years, and involvement in certain legal or administrative proceedings, if any; and, for each of our directors, other public company director positions held currently or at any time in the last five years and the experiences, qualifications, attributes and skills that led to the conclusion that such individual should serve as a director of our Company. Additionally, for each of our directors, and in addition to each such individual’s specific qualifications and skills described below, we believe each such individual brings a strong and unique background and set of skills to our Board of Directors, which gives our Board competence and experience in a wide variety of areas, including corporate governance and board service, executive management, financial reporting, law and regulation, the memory systems market, the semi-conductor industry, licensing, and worldwide customer and manufacturer management. There is no arrangement or understanding between any director or executive officer and any other person(s) pursuant to which such director or executive officer was or is to be selected as a director or executive officer of our Company, and there are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Chun K. Hong	59	President, Chief Executive Officer and Chairman of the Board
Jun S. Cho	60	Lead Independent Director
Kiho Choi	64	Director
Blake A. Welcher	58	Director
Gail Sasaki	63	Vice President, Chief Financial Officer and Secretary

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

Blake A. Welcher joined the Netlist Board in August 2013. Mr. Welcher currently serves as Vice President, Legal (previously General Counsel) for PSI Services LLC, an assessment and testing development and administration company. Mr. Welcher served as Executive Vice President, General Counsel and Corporate Secretary of DTS, Inc. (“DTS”), a consumer electronics company, until December 2016, when DTS was sold to Tessera Technologies. Mr. Welcher had been a member of the DTS executive team since March 2000. As General Counsel at DTS, he managed the licensing operations and was instrumental in building key assets that have led to DTS’ success. Mr. Welcher led DTS’ legal licensing functions, collaborated with key partners and worked to establish DTS as a global name in consumer electronics. Mr. Welcher holds a bachelor’s degree in Aeronautical Engineering from California Polytechnic State University at San Luis Obispo, a Juris Doctorate and Masters of Intellectual Property degree from Franklin Pierce Law Center (University of New Hampshire School of Law) and is a U.S. licensed Patent Attorney. Mr. Welcher brings more than 20 years of industry experience to Netlist’s Board of Directors with his extensive background in worldwide licensing operations, corporate governance, risk management, intellectual property and legal affairs.

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

Board Committees

Our Board has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each of which is described below and operates pursuant to a written charter adopted by our Board and available on our website (www.netlist.com). The table below shows the membership of these committees during our fiscal year ended December 28, 2019 and our current fiscal year ending December 26, 2020 to date. Our 2018 fiscal year ended December 29, 2018. Our Board may also create additional committees from time to time, including committees relating to pending litigation proceedings or other significant corporate matters or committees to approve financing or other strategic transactions.

Name	Audit(1)	Compensation(2)	Nominating and Corporate Governance(3)
Jun S. Cho	•		•
Kiho Choi (4)	Chair	•
Blake A. Welcher	•	Chair	Chair
(1)	Messrs. Choi (Chair), Cho and Welcher have served on this committee at all times during 2019 and 2020 to date.
(2)	Messrs. Welcher (Chair) and Choi have served on this committee at all times during 2019 and 2020 to date.
(3)	Messrs. Welcher (Chair) and Cho have served on this committee at all times during 2019 and 2020 to date.
(4)	Our Board has determined that Mr. Choi qualifies as an “audit committee financial expert” in accordance with applicable SEC rules.

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

Item 11.Executive Compensation

Executive Compensation

The table below provides information about the compensation awarded to, earned by or paid to each of the following individuals, which we refer to collectively as our “named executive officers,” for 2019 and 2018: each person serving at any time during 2019 as our principal executive officer (our President and Chief Executive Officer, Mr. Hong); and our only other executive officer serving as such at any time during 2019 (our Vice President, Chief Financial Officer and Secretary, Ms. Sasaki).

Summary Compensation Table

Name and Principal Position	Year	Base Salary($)	Stock Awards($)(1)	All Other Compensation($)(2)	Total($)
Chun K. Hong	2019	323,000	408,004	51,486	782,489
President and Chief Executive Officer	2018	323,000	75,780	47,328	446,108
Gail Sasaki	2019	200,000	223,992	—	423,992
Vice President, Chief Financial Officer and Secretary	2018	200,000	18,945	1,385	220,330
(1)

Represents the grant date fair value of the restricted stock (“RSAs”) and restricted stock units (“RSUs”) granted during the year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). The grant date fair value was determined using the fair value of the underlying shares of our common stock.

(2)

For 2019, the amount consists of $10,936 for automobile rental payments, $8,694 for other vehicle-related costs, $22,052 for a country club membership, $4,532 for a health club membership, and $5,272 for income tax and estate planning costs incurred on Mr. Hong’s behalf. For 2018, the amount consists of (a) for Mr. Hong, $15,816 for automobile rental payments, $3,554 for other vehicle-related costs, $21,302 for a country club membership, $2,482 for a health club membership, and $4,174 for income tax and estate planning costs incurred on Mr. Hong’s behalf, and (b) for Ms. Sasaki, the amount of our matching contributions under our savings plan qualified under Section 401(k) of the Internal Revenue Code (the “Code”).

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

We have not entered into an employment agreement with Ms. Sasaki, our Vice President, Chief Financial Officer and Secretary. For 2019 and 2018, Ms. Sasaki received an annualized base salary of $200,000. If Ms. Sasaki’s employment is terminated due to death or disability, any stock options held by Ms. Sasaki would vest to the same extent as they would have vested one year thereafter. Additionally, if Ms. Sasaki’s employment is terminated due to death or disability, 25% of the shares subject to outstanding stock options, or such lesser amount as is then unvested, would immediately vest and no additional shares would vest thereafter. Ms. Sasaki is eligible for a target cash bonus of 75% of her base salary, which is to be determined by our Board in its discretion based on various factors.

Cash Bonuses

No cash bonuses were paid to either Mr. Hong or Ms. Sasaki for 2019 and 2018.

Retirement Benefits

We maintain a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code, to which all of our employees, including our named executive officers, are able to contribute up to the limit prescribed by applicable tax rules on a before-tax basis. All of these employee contributions are fully-vested upon contribution. In addition, we may make matching contributions on the contributions of our employees on a discretionary basis, and in 2018, we made matching contributions equal to 50% of the first 6% of pay that was contributed by employees, including our named executive officers, to the plan. Effective for pay periods beginning April 15, 2018, we no longer make these matching contributions.

Outstanding Equity Awards at Fiscal Year End

The following table shows information about the equity awards held by our named executive officers as of December 28, 2019:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(#)(1)	Number of Securities Underlying Unexercised Options Unexercisable(#)(1)	Option Exercise Price($)	Option Expiration Date	Number of Shares That Have Not Vested(#)(2)	Market Value of Shares That Have Not Vested($)(2)
Chun K. Hong	3/17/2011	300,000	—	2.21	3/17/2021	—	—
	2/27/2012	300,000	—	3.59	2/27/2022	—	—
	2/11/2013	300,000	—	0.71	2/11/2023	—	—
	2/21/2014	300,000	—	2.05	2/21/2024	—	—
	1/6/2015	300,000	—	0.84	1/6/2025	—	—
	1/8/2016	281,250	18,750	0.70	1/18/2026	—	—
	2/14/2017	131,250	93,750	1.02	2/14/2027	—	—
	4/13/2018	—	—	—	—	150,000	47,820
	3/7/2019	—	—	—	—	649,687	207,120
Gail Sasaki	3/17/2011	75,000	—	2.21	3/17/2021	—	—
	2/27/2012	75,000	—	3.59	2/27/2022	—	—
	2/11/2013	75,000	—	0.71	2/11/2023	—	—
	2/21/2014	75,000	—	2.05	2/21/2024	—	—
	1/6/2015	75,000	—	0.84	1/6/2025	—	—
	1/18/2016	70,312	4,688	0.70	1/18/2026	—	—
	2/14/2017	51,562	23,438	1.02	2/14/2027	—	—
	4/13/2018	—	—	—	—	37,500	11,955
	3/18/2019	—	—	—	—	360,281	114,858

(1)Represents stock option awards granted under the Netlist, Inc. Amended and Restated 2006 Equity Incentive Plan (the “Equity Plan”). These stock option awards that are not fully exercisable vest in 16 equal quarterly installments, subject to continued service on each vesting date, subject to accelerated vesting in certain circumstances as described under “Employment Agreements” above.

(2)Represents RSAs and RSUs granted under the Equity Plan. Restrictions on the RSAs lapse equally on the first and second anniversaries of their grant date. Restrictions on RSUs lapse in eight equal semi-annual installments from the grant date.

2020 Compensation Adjustments

On March 6, 2020, our Compensation Committee approved compensation for our two named executive officers beginning calendar year 2020. The Compensation Committee approved a base salary of $450,000 per annum for Chun K. Hong, our Chief Executive Officer, and $275,000 per annum for Gail Sasaki, our Chief Financial Officer. In making this determination, the Compensation Committee considered that both officers had held their positions since our initial public offering in 2006 and that Mr. Hong had not received an increase in his base salary for 13 years and Ms. Sasaki had not received any increase in her base salary for 10 years. In its deliberations regarding the adjustments to base salary, the Compensation Committee considered the cost of living increases in the United States, California and Orange County, California during the period since the initial public offering as calculated according to various government and private publications. The final determination of base salary levels was made after considering the range of calculations as well as a number of other factors that the Compensation Committee determined to be relevant in the exercise of its business judgment. The Compensation Committee also established bonus targets for the officers of 100% of base salary dependent upon achieving agreed financial objectives. Finally, the Compensation Committee approved awards of 300,000 restricted stock units for Mr. Hong and 75,000 restricted stock units for Ms. Sasaki, subject to four-year vesting.

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

In addition, each of our non-employee directors is granted a stock option award to purchase up to 25,000 shares of our common stock upon his or her initial appointment or election to the Board, and a stock option award to purchase up to 20,000 shares of our common stock each year in which he or she continues to serve as a director. For awards granted to non-employee directors before 2017, all stock options vest in 16 equal quarterly installments, and for awards granted to non-employee directors in 2017 and thereafter, all stock options vest in one installment on the, earlier of, the one-year anniversary of the award or the day prior to the next annual shareholders meeting, in all cases subject to continued service on each vesting date. All stock option awards granted to non-employee directors are granted under our equity compensation plans then in effect and have an exercise price equal to the fair market value of our common stock on the grant date of the award.

Directors who are our employees receive no additional compensation for their service as directors.

Director Compensation Table

The following table shows the compensation of our non-employee directors for 2019. Mr. Hong, our President and Chief Executive Officer, is not included in this table because he is an employee of our Company and receives no additional compensation for his service as a director. The compensation received by Mr. Hong as an employee of our Company is described in this Item 11 above.

Name	Fees Earned or Paid in Cash($)	Stock Awards($)(1)	Total($)(2)
Jun S. Cho	43,004	59,840	102,844
Kiho Choi	45,004	54,400	99,404
Blake A. Welcher	40,000	70,720	110,720
(1)

Represent the grant-date fair value of RSUs granted on March 18, 2019 calculated in accordance with ASC 718. The grant-date fair value was determined using the fair value of the underlying shares of our common stock. These RSUs fully-vested on the grant date.

(2)

As of December 28, 2019, each individual named in the table held stock options to purchase the following number of shares of our common stock: (i) Mr. Cho, 105,000; (ii) Mr. Choi, 45,000; and (iii) Mr. Welcher, 125,000.

Equity Compensation Plans

We currently maintain one equity incentive plan, the Equity Plan. The Equity Plan initially became effective in 2006, was amended and restated in 2010, 2016 and 2019. Our Board and, when required, our stockholders have previously approved the Equity Plan, including all amendments and restatements of such plan. The terms of the Equity Plan are summarized below.

Share Reserve and Share Limits

Each January 1, the number of shares reserved for issuance under the Equity Plan will continue to be automatically increased by the lesser of (i) 2.5% of the shares then issued and outstanding, or (ii) 1,200,000 shares. As of

March 3, 2020, there were 15,005,566 total shares reserved for issuance under the Equity Plan, including 9,516,811 shares subject to outstanding equity awards granted under this plan.

Any shares subject to an award or portion of an award which is forfeited, canceled or expired shall be deemed not to have been issued for purposes of determining the maximum aggregate number of shares which may be issued under the Equity Plan. Shares that have been issued under the Equity Plan pursuant to an award generally shall not be returned to the reserve under the Equity Plan and shall not become available for future issuance under the Equity Plan, except that if unvested shares are forfeited, or repurchased by us at the lower of their original purchase price or their fair market value at the time of repurchase, such shares shall become available for future grant under the Equity Plan. Shares tendered or withheld in payment of an option exercise price shall not be returned to or become available for future issuance under the Equity Plan.

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

Eligibility

Persons eligible to receive awards under the Equity Plan include directors, officers and other employees of and consultants and advisors to our Company or any of our subsidiaries. As of December 28, 2019, approximately 70 officers and other employees of our Company and our subsidiaries (including all of the named executive officers) and each of our three non-employee directors are eligible to receive awards under the Equity Plan.

Vesting

Although the Equity Plan provides the administrator with the discretion to determine the vesting schedule of any awards granted under the plan, stock option awards granted to employees under the Equity Plan typically vest over four years in either 16 equal quarterly installments or one installment of 25% of the shares subject to the award on the one-year anniversary of the grant date and 12 equal quarterly installments thereafter, subject to continued service on each vesting date. RSAs granted to employees under the Equity Plan vest annually on each anniversary of the grant date over a two-year term, and RSUs granted for employees and consultants under the Equity Plan typically vest semi-annually from the grant date over a four-year term, subject to continued service on each vesting date. RSUs granted for independent directors under the Equity Plan fully-vest on the grant date.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of March 3, 2020 (the “Table Date”) unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each person named below is c/o Netlist, Inc., 175 Technology Drive, Suite 150, Irvine, CA 92618.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Chun K. Hong (2)	11,461,822	6.7%
Gail Sasaki (3)	696,983	*
Jun S. Cho (4)	410,500	*
Kiho Choi (5)	145,000	*
Blake A. Welcher (6)	255,000	*
All executive officers and directors as a group (5 persons) (7)	12,969,305	7.5%

*Represents beneficial ownership of less than 1%.

(1)	All ownership percentages are based on 169,500,899 shares of our common stock outstanding as of the Table Date.
(2)

Represents (i) 2,025,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date, (ii) 9,194,009 outstanding shares of common stock, of which 9,858,208 shares are held by Mr. Hong and his wife, Won K. Cha, as co-trustees of the Hong-Cha Community Property Trust. Mr. Hong and Ms. Cha possess shared voting and investment power over the shares of common stock held by the Hong-Cha Community Property Trust, and each disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein, (iii) 150,000 shares issuable within 60 days of the Table Date upon vesting of RSAs and (iv) 92,813 shares issuable within 60 days of the Table Date upon vesting of RSUs.

(3)

Represents (i) 506,250 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date, (ii) 101,764 outstanding shares of common stock, (iii) 37,500 shares issuable within 60 days of the Table Date upon vesting of RSAs and (iv) 51,469 shares issuable within 60 days of the Table Date upon vesting of RSUs.

(4)

Represents 105,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date, 305,500 outstanding shares of common stock, of which 175,500 are held in 401(k) and other investment accounts.

(5)	Represents 45,000 shares of common stock issuable upon the exercise of stock options that are vested and exercisable within 60 days after the Table Date and 100,000 outstanding shares of common stock.
(6)

Represents 125,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date and 130,000 outstanding shares of common stock.

(7)

Represents (i) 2,806,250 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date, (ii) 9,831,273 outstanding shares of common stock,  (iii) 187,500 shares issuable within 60 days of the Table Date upon vesting of RSAs and (iv) 144,282 shares issuable within 60 days of the Table Date upon vesting of RSUs.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 28, 2019 about compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights($)(1)	Number of securities remaining available for future equity compensation plans
Equity compensation plans approved by security holders	10,422,437	(2)	1.17	1,101,572	(3)
Equity compensation plans not approved by security holders	800,000	(4)	0.22	—
Total	11,222,437		1.10	1,101,572
(1)

The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and do not reflect the shares that will be issued upon the vesting of outstanding awards of RSAs and RSUs, which have no exercise price.

(2)

This number includes the following outstanding awards granted under the Equity Plan: 7,356,758 shares subject to outstanding stock options, 262,500 shares subject to outstanding RSAs and 2,803,179 shares subject to outstanding RSUs.

(3)	Subject to certain adjustments, as of December 28, 2019, we were authorized to issue a maximum of 13,805,566 shares of our common stock pursuant to awards granted under the Equity Plan.
(4)	Consists of 800,000 stock option awards outstanding as of December 28, 2019.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described below and except for employment arrangements and compensation for Board service, which are described in Item 11 above, since December 31, 2017, there has not been, nor is there currently proposed, any transaction or series of transactions in which our Company was or is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for our last two completed fiscal years, and in which any director, officer or beneficial owner of more than 5% of our common stock, or member of any such person’s immediate family, had or will have a direct or indirect material interest.

On May 21, 2018, a trust controlled by Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board, purchased 5,405,405 shares of our common stock, par value $0.001 per share, at a price per share of $0.148 for $800,000 pursuant to a Board approved arm’s length Share Purchase Agreement entered into with our Company on May 17, 2018.

Our Vice President of Netlist Base and Commodity Sales (formally, our Vice President of Operations), Paik K. Hong, is the brother of Chun K. Hong, our President, Chief Executive Officer and Chairman of the Board. For 2019, Mr. P. K. Hong earned cash salary of $225,001, cash bonus of $112,500 and was granted 411,750 shares of restricted stock units with grant-date fair value of $223,992 measured in accordance with ASC 718. For 2018, Mr. P. K. Hong earned cash salary of $200,000 and was granted 75,000 shares of restricted stock with grant-date fair value of $18,945 measured in accordance with ASC 718.  The grant-date fair value was determined using the fair value of the underlying shares of our common stock. In March 2020, our Audit Committee approved the increase in his annual base salary to $250,000.

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

Our Board has determined that each of our current directors and each of our directors serving at any time in  2019 and 2018, other than our President and Chief Executive Officer, Mr. Hong, is independent. In addition, our Board has determined that each director serving currently or at any time in 2019 and 2018 as a member of our Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee were independent under the listing standards of The Nasdaq Capital Market.

Item 14.Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed to us by our independent registered public accounting firm, KMJ Corbin & Company LLP (“KMJ”), for the years ended December 28, 2019 and December 29, 2018:

	2019($)	2018($)
Audit Fees (1)	126,800	137,600
Audit-Related Fees (2)	—	—
Tax Fees (2)	—	—
All Other Fees (2)	—	—
Total Fees	126,800	137,600

(1)Audit fees consist of fees billed to us for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim condensed consolidated financial statements included in our quarterly reports. These fees also include fees billed to us for professional services that are normally provided in connection with statutory and regulatory filings or engagements, including the review of our registration statements on Form S-3 and Form S-8 and certain other related matters, such as the delivery of comfort letters and consents in connection with these registration statements.

(2)KMJ did not bill to us any audit-related fees, tax fees or other fees in 2019 or 2018.

Pre-Approval Policies and Procedures

Our Audit Committee’s charter requires our Audit Committee to pre-approve all audit and permissible non-audit services to be performed for us by our independent registered public accounting firm, except for certain “de minimus” non-audit services that may be ratified by the Audit Committee in accordance with applicable SEC rules, in order to assure that the provision of such services is compatible with maintaining the independence of our independent registered public accounting firm. Our Audit Committee pre-approved all services performed by KMJ in 2019 and 2018.

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

(a)(3) Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1.1	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	3.1	August 17, 2018
3.1.3	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	3.1.2	August 15, 2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.1	December 20, 2012
3.2.1	Certificate of Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.1	December 29, 2017
4.1	Description of the Registrant’s Securities	X
4.2	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated July 17, 2013		8-K	001-33170	4.1	July 18, 2013
4.3	Senior Secured Convertible Promissory Note, dated November 18, 2015, issued by Netlist, Inc. to SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	4.1	November 19, 2015
4.4	Stock Purchase Warrant, dated November 18, 2015, issued by Netlist, Inc. to SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	4.2	November 19, 2015
4.5	Stock Purchase Warrant, dated November 18, 2015, issued by Netlist, Inc.		10-K	001-33170	4.4	March 31, 2017

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.6	Rights Agreement, dated as of April 17, 2017, by and between Netlist, Inc. and Computershare Trust Company, N.A., as rights agent		8-K	001-33170	4.1	April 17, 2017
4.7	Amendment No. 1 to Rights Agreement, dated as of April 16, 2018, by and between Netlist, Inc. and Computershare Trust Company, N.A., as rights agent.		8-K	001-33170	4.1	April 17, 2018
4.8	Amendment No. 2 to Rights Agreement, dated as of April 16, 2019, by and between the Company and Computershare Trust Company, N.A., as rights agent		8-K	001-33170	4.1	April 17, 2019
4.9	Form of Warrant Agreement to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated September 12, 2018.		8-K	001-33170	4.1	September 14, 2018
5.1	Opinion of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.	X
10.1#	Form of Indemnity Agreement for officers and directors		S-1	333-136735	10.12	August 18, 2006
10.2#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong		S-1	333-136735	10.13	September 27, 2006
10.3#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.3	March 22, 2019
10.4#	Form of Restricted Stock Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-Q	001-33170	10.2	May 17, 2010
10.5#	Form of Stock Option Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.6	March 31, 2017
10.6	Loan and Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc.		8-K	001-33170	10.1	November 2, 2009
10.7	Intercompany Subordination Agreement, dated October 31, 2009, among Silicon Valley Bank, Netlist, Inc., and Netlist Technology Texas, L.P.		8-K	001-33170	10.2	November 2, 2009
10.8	Guarantor Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist Technology Texas LP		8-K	001-33170	10.3	November 2, 2009
10.9	Intellectual Property Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc.		8-K	001-33170	10.4	November 2, 2009
10.10	Amendment to Loan Documents, dated March 24, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 7, 2010
10.11	Amendment to Loan Documents, dated June 30, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.2	August 12, 2010

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.12	Amendment to Loan Documents, dated September 30, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	November 16, 2010
10.13	Amendment to Loan Documents, dated May 11, 2011, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 12, 2011
10.14	Amendment to Loan Documents, dated August 10, 2011, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	August 15, 2011
10.15	Amendment to Loan Documents, dated May 14, 2012, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 15, 2012
10.16	Forbearance to Loan and Security Agreement, dated March 27, 2013, between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.32	March 29, 2013
10.17	Amendment to Loan Documents, dated July 17, 2013, between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.6	November 12, 2013
10.18	Amendment to Loan Documents, dated September 30, 2014, between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.24	March 27, 2015
10.19	Senior Secured Convertible Promissory Note and Warrant Purchase Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	10.1	November 19, 2015
10.20	Registration Rights Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	10.2	November 19, 2015
10.21	Amendment to Loan Documents, dated January 29, 2016, between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	February 1, 2016
10.22	Amendment to Loan and Security Agreement, dated March 27, 2017, between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	March 29, 2017
10.23	Amendment to Loan and Security Agreement, dated April 12, 2017, by and between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.1	August 15, 2017
10.24	Amendment to Loan and Security Agreement, dated March 20, 2018, by and between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	March 26, 2018
10.25	Amendment to Loan and Security Agreement, dated March 21, 2019, by and between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.25	March 22, 2019

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.26	Amendment to Loan and Security Agreement, dated February 27, 2020, by and between Netlist, Inc. and Silicon Valley Bank	X
10.27§	Investment Agreement, dated May 3, 2017, by and between Netlist, Inc. and TR Global Funding V, LLC		10-Q	001-33170	10.2	August 15, 2017
10.28	Security Agreement, dated May 3, 2017, by and between Netlist, Inc. and TR Global Funding V, LLC		10-Q	001-33170	10.3	August 15, 2017
10.29	Intercreditor Agreement, dated May 3, 2017, by and between SVIC No. 28 New Technology Business Investment L.L.P. and TR Global Funding V, LLC and consented and agreed to by Netlist, Inc.		10-Q	001-33170	10.4	August 15, 2017
10.30	Intercreditor Agreement, dated May 3, 2017, by and between Silicon Valley Bank and TR Global Funding V, LLC and consented and agreed to by Netlist, Inc.		10-Q	001-33170	10.5	August 15, 2017
10.31	Amended and Restated Intercreditor Agreement, dated April 20, 2017, by and between SVIC No. 28 New Technology Business Investment L.L.P and Silicon Valley Bank and consented and agreed to by Netlist, Inc.		10-Q	001-33170	10.6	August 15, 2017
10.32	Securities Purchase Agreement, dated as of August 27, 2018, by and between Netlist, Inc. and Iliad Research and Trading, L.P.		8-K	001-33170	10.1	August 31, 2018
10.33	Convertible Promissory Note, dated as of August 27, 2018, by and between Netlist, Inc. and Iliad Research and Trading, L.P.		8-K	001-33170	10.2	August 31, 2018
10.34	Form of Securities Purchase Agreement dated September 12, 2018, by and among Netlist, Inc. and the purchasers identified therein.		8-K	001-33170	10.1	September 14, 2018
10.35	Placement Agent Agreement dated September 12, 2018 by and between Netlist, Inc. and Roth Capital Partners, LLC.		8-K	001-33170	10.2	September 14, 2018
10.36	Purchase Agreement, dated June 24, 2019, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.1	June 24, 2019
10.37	Purchase Agreement, dated March 5, 2020, between Netlist, Inc. and Lincoln Park Capital Fund, LLC	X
21.1	Subsidiaries of Netlist, Inc.	X
23	Consent of KMJ Corbin & Company LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date:  March 10, 2020

Netlist, Inc.

By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chun K. Hong	President, Chief Executive Officer and Chairman of the Board
Chun K. Hong	(Principal Executive Officer)	March 10, 2020

/s/ Gail Sasaki	Vice President and Chief Financial Officer
Gail Sasaki	(Principal Financial and Accounting Officer)	March 10, 2020

/s/ Jun S. Cho	Director	March 10, 2020
Jun S. Cho

/s/ Kiho Choi	Director	March 10, 2020
Kiho choi

/s/ Blake A. Welcher	Director	March 10, 2020
Blake A. Welcher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Netlist, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Costa Mesa, California

March 10, 2020

NETLIST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value amounts)

	December 28,	December 29,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$8,966	$14,802
Restricted cash	2,750	1,850
Accounts receivable, net of allowances of $61 (2019) and $39 (2018)	3,672	2,917
Inventories	3,496	2,946
Prepaid expenses and other current assets	627	677
Total current assets	19,511	23,192
Property and equipment, net	286	279
Operating lease right-of-use assets	968	—
Other assets	1,376	1,394
Total assets	$22,141	$24,865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$9,134	$9,497
Revolving line of credit	2,990	2,293
Accrued payroll and related liabilities	740	604
Accrued expenses and other current liabilities	793	343
Note payable	412	376
Total current liabilities	14,069	13,113
Convertible promissory notes and accrued interest, net	15,793	17,346
Operating lease liabilities	498	—
Other liabilities	144	78
Total liabilities	30,504	30,537
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—300,000 shares authorized; 169,539 (2019) and 139,283 (2018) shares issued and outstanding	169	139
Additional paid-in capital	179,086	169,355
Accumulated deficit	(187,618)	(175,166)
Total stockholders' deficit	(8,363)	(5,672)
Total liabilities and stockholders' deficit	$22,141	$24,865

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 28,	December 29,
	2019	2018
Net sales	$26,103	$33,529
Cost of sales	23,533	31,228
Gross profit	2,570	2,301
Operating expenses:
Research and development	2,383	2,899
Intellectual property legal fees	4,131	8,918
Selling, general and administrative	7,546	6,856
Total operating expenses	14,060	18,673
Operating loss	(11,490)	(16,372)
Other expense, net:
Interest expense, net	(945)	(739)
Other expense, net	(4)	(11)
Total other expense, net	(949)	(750)
Loss before provision (benefit) for income taxes	(12,439)	(17,122)
Provision (benefit) for income taxes	13	(2)
Net loss	$(12,452)	$(17,120)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.16)
Weighted-average common shares outstanding:
Basic and diluted	148,132	107,071

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 30, 2017	—	$—	79,314	$80	$152,640	$(158,046)	$(5,326)
Stock-based compensation	—	—	—	—	737	—	737
Exercise of stock options	—	—	30	—	11	—	11
Issuance of restricted stock	—	—	525	—	—	—	—
Issuance of common stock, net	—	—	59,414	59	15,703	—	15,762
Warrants issued in lieu of payments	—	—	—	—	74	—	74
Estimated fair value of conversion option, in connection with convertible debt	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	(17,120)	(17,120)
Balance, December 29, 2018	—	—	139,283	139	169,355	(175,166)	(5,672)
Stock-based compensation	—	—	—	—	989	—	989
Exercise of stock options	—	—	175	—	49	—	49
Restricted stock units vested and distributed	—	—	749	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	—	—	(222)	—	(77)	—	(77)
Issuance of common stock, net, and commitment shares	—	—	20,387	20	6,332	—	6,352
Common stock issued on conversion of Iliad Note	—	—	9,167	9	2,439	—	2,448
Net loss	—	—	—	—	—	(12,452)	(12,452)
Balance, December 28, 2019	—	$—	169,539	$169	$179,086	$(187,618)	$(8,363)

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 28,	December 29,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,452)	$(17,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172	254
Interest accrued on convertible promissory notes	415	361
Amortization of debt discounts	480	334
Non-cash lease expense	534	—
Stock-based compensation	989	737
Issuance of warrant in lieu of payment	—	74
Changes in operating assets and liabilities:
Accounts receivable	(755)	80
Inventories	(550)	1,159
Prepaid expenses and other current assets	480	359
Accounts payable	(363)	3,375
Accrued payroll and related liabilities	136	(203)
Accrued expenses and other current liabilities	(571)	22
Net cash used in operating activities	(11,485)	(10,568)
Cash flows from investing activities:
Acquisition of property and equipment	(83)	(74)
Net cash used in investing activities	(83)	(74)
Cash flows from financing activities:
Net borrowings under line of credit	697	269
Proceeds from issuance of debt, net of $170 discount	—	2,100
Debt issuance costs	—	(23)
Principal repayments under finance lease	(13)	—
Payments on debt	(376)	(345)
Proceeds from issuance of common stock, net	6,352	15,762
Proceeds from exercise of stock options	49	11
Payments for taxes related to net share settlement of equity awards	(77)	—
Net cash provided by financing activities	6,632	17,774
Net change in cash, cash equivalents and restricted cash	(4,936)	7,132
Cash, cash equivalents and restricted cash at beginning of period	16,652	9,520
Cash, cash equivalents and restricted cash at end of period	$11,716	$16,652

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$8,966	$14,802
Restricted cash	2,750	1,850
Cash, cash equivalents and restricted cash at end of period	$11,716	$16,652

See accompanying notes to consolidated financial statements.

NETLIST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Netlist, Inc. and its wholly-owned subsidiaries (collectively the “Company” or “Netlist”) provides high-performance modular memory subsystems to customers in diverse industries that require enterprise and storage class memory solutions to empower critical business decisions. The Company has a history of introducing disruptive new products, such as one of the first load-reduced dual in-line memory modules (“LRDIMM”) based on its distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM. The Company was also one of the first to bring NAND flash memory (“NAND flash”) to the memory channel with its NVvault non-volatile dual in-line memory modules (“NVDIMM”) using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. The Company has introduced a new generation of storage class memory products called HybriDIMM to address the growing need for real-time analytics in Big Data applications, in-memory databases, high performance computing and advanced data storage solutions. The Company also resells solid state drive, NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

Due to the ground-breaking product development of its engineering teams, Netlist has built a robust portfolio of over 130 issued and pending U.S. and foreign patents, many seminal, in the areas of hybrid memory, storage class memory, rank multiplication and load reduction. Since its inception, the Company has dedicated substantial resources to the development, protection and enforcement of technology innovations it believes are essential to its business. The Company’s early pioneering work in these areas has been broadly adopted in industry-standard registered dual in-line memory module (“RDIMM”) LRDIMM and NVDIMM. Netlist’s objective is to continue to innovate in its field and invest further in its intellectual property portfolio, with the goal of monetizing its intellectual property through a combination of product sales and licensing, royalty or other revenue-producing arrangements, which may result from joint development or similar partnerships or defense of the Company’s patents through enforcement actions against parties it believes are infringing them.

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

Liquidity

The Company incurred net loss of $12.5 million and $17.1 million for the years ended December 28, 2019 and December 29, 2018, respectively. The Company has historically financed its operations primarily with revenues generated from operations, including product sales and proceeds from issuances of equity and debt securities including convertible debt (see Note 5). The Company has also funded its operations with a revolving line of credit under a bank credit facility and a funding arrangement for costs associated with certain of its legal proceedings (see Notes 4, 5 and 8).

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

On August 27, 2018, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P. (“Iliad”) (“Iliad Purchase Agreement”), pursuant to which the Company issued a convertible promissory note in the principal amount of $2.3 million (“Iliad Note”) with an original issue discount of $0.2 million. The Iliad Note bore interest at an annual rate of 8% and would mature on August 27, 2020, unless earlier repurchased, redeemed or converted in accordance with its terms. During the year ended December 28, 2019, Iliad fully-converted the outstanding principal and accrued interest on the Iliad Note to shares of the Company’s common stock, and as a result, there were no outstanding principal and accrued interest on the Iliad Note as of December 28, 2019 (See Note 5).

On September 12, 2018, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company issued and sold to the investors in a registered offering an aggregate of 22,222,220 shares of its common stock and warrants to purchase up to an aggregate of 11,111,110 shares of its common stock at a per share purchase price of $0.45 per share (See Note 9). The net proceeds to the Company from this offering were approximately $9.2 million, after deducting placement agent fees and offering costs paid by the Company. The warrant has a term of five years commencing on the date when it first became exercisable on March 14, 2019 (181 days following the date of its issuance) and has an exercise price of $0.655 per share.

On June 24, 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company had the right to sell to Lincoln Park up to an aggregate of $10 million in shares of its common stock over the 36-month term of the 2019 Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. During the year ended December 28, 2019, Lincoln Park purchased an aggregate of 19,044,762 shares of the Company’s common stock for a net purchase price of $6.4 million (see Note 9).

On March 5, 2020, the Company entered into a purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $20 million in shares of its common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement (see Note 9).

Inadequate working capital would have a material adverse effect on the Company’s business and operations and could cause the Company to fail to execute its business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require the Company to significantly modify its business model and/or reduce or cease its operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of its ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. While the Company’s estimates of its operating revenues and expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes the Company’s existing cash balance together with cash receipts from revenues, borrowing availability under a bank credit facility (see Note 4), funds available to be raised from the Lincoln Park arrangement (see Note 9) and funds raised through the debt and equity offerings, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company has evaluated events occurring subsequent to December 28, 2019, through the filing date of this Annual Report on Form 10-K and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday closest to December 31. The 2019 and 2018 fiscal years ended on December 28, 2019 and December 29, 2018, respectively, and consisted of 52 weeks.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. Significant items subject to such estimates and assumptions include provisions for uncollectible receivables and sales returns, warranty liability, valuation of inventories, fair value of financial instruments, useful lives and impairment of property and equipment, inputs used to value stock-based compensation and convertible debt instruments and the realization of deferred tax assets. Actual results may differ from these estimates.

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

Amounts billed to its customers for shipping and handling are recorded in net sales. Shipping and handling costs incurred by the Company are included in cost of sales in the accompanying consolidated statements of operations.

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

Restricted Cash

The Company’s restricted cash consists of cash to secure standby letters of credit (see Note 4).

Fair Value of Financial Instruments

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, a revolving line of credit, and convertible promissory notes. The Company considers the carrying values of cash and cash equivalents and restricted cash to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The Company estimates the fair values of its revolving line of credit and convertible promissory notes by using current applicable rates for similar instruments as of the balance sheet date and an assessment of its credit rating. The carrying value of the Company’s revolving line of credit at December 28, 2019 and December 29, 2018 approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The Company estimates the fair value of its convertible promissory notes by using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company has determined that the valuation of its convertible promissory notes is classified in Level 2 of the fair value hierarchy. The carrying value and estimated fair value of the senior secured convertible promissory note as of December 28, 2019 were $14.6 million and $11.7 million, respectively. The carrying value and estimated fair value of the senior secured convertible promissory note as of December 29, 2018 were $14.3 million and $11.7 million, respectively. The carrying value and estimated fair value of the unsecured convertible note were $2.0 million and $1.7 million as of December 29, 2018, respectively. There were no outstanding principal and accrued interest on the unsecured convertible note as of December 28, 2019.

Accounts Receivable, net

The Company extends credit to its customers. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company specifically analyzes the age of customer balances, historical bad debt experiences, customer creditworthiness and changes in customer payment terms when making estimates of the collectability of the Company’s accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off.

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

The Company’s accounts receivable are primarily derived from sales to original equipment manufacturers in the server, high-performance computing and communications markets, as well as from sales to storage customers, appliance customers, system builders and cloud and datacenter customers. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company believes the concentration of credit risk in its accounts receivables is moderated by its credit evaluation process, relatively short collection terms, a high level of credit worthiness of its customers (see Note 12), foreign credit insurance, and letters of credit issued in its favor. The allowance for credit losses is maintained, and such losses historically have not been significant and have been within management’s expectations.

Inventories

Inventories are valued at the lower of cost or the net realizable value. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information and reduce inventory balances to net realizable value for excess and obsolete inventory based on this analysis. At the point of the write-down recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of the Company’s customers and reductions in average sales prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The management believes there is no impairment of long-lived assets as of December 28, 2019 and December 29, 2018.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued expenses and other current liabilities, and operating lease liabilities on its consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other liabilities in its consolidated balance sheets.

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

Stock-Based Compensation

Stock-based awards are comprised principally of stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of estimated forfeitures. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options. The model requires the Company to estimate the expected volatility and expected term of the stock options, which are highly complex and subjective variables. The expected volatility is based on the historical volatility of the Company’s common stock. The expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company’s history and management’s expectation regarding dividend payouts. The grant-date fair value of restricted stock and RSUs equals the closing price of the Company’s common stock on the grant date.

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

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant during the years ended December 28, 2019 or December 29, 2018.

Net Loss Per Share

The Company computes net loss per share using the two-class method required for participating securities. The Company considers restricted stock to be participating securities because holders of such shares have nonforfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. Under the two-class method, undistributed earnings are allocated to common stock and the participating securities according to their respective participating rights in undistributed earnings, as if all the earnings for the period had been distributed. No allocation of undistributed earnings to participating securities was performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company.

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period following the two-class method. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, shares issuable under the conversion feature of convertible notes using the “if-converted” method, and shares issuable upon the vesting of restricted stock. In periods of losses, basic and diluted loss per share are the same, as the effect of stock options, warrants, convertible notes and unvested restricted stock awards on loss per share is anti-dilutive.

Adoption of New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted ASC 842 effective December 30, 2018 using a modified retrospective method and did not restate comparative periods. As permitted under the transition guidance, the Company carried forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. The Company also used hindsight in determining lease terms. Based on the lease portfolio as of December 30, 2018, the Company recognized approximately $1.5 million of operating lease right-of-use assets and operating lease liabilities on its consolidated balance sheet upon adoption, primarily relating to real estate. No adjustments were required to be made to accumulated deficit upon adoption.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for the Company beginning January 3, 2021 with early adoption permitted for any interim period before the effective date. Certain amendments of ASU 2019-12 may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact ASU 2019-12 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)(“ASU 2018-15”), which amends the accounting for implementation, setup, and other upfront costs in a hosting arrangement that is a service contract. ASU 2018-15 is effective for the Company beginning December 29, 2019 with early adoption permitted for any interim period before the effective date. The Company does not expect the adoption of ASU 2018-15 will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for the Company beginning December 29, 2019 with early adoption permitted upon the issuance of this ASU. The amendments of ASU 2018-13 on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect the adoption of ASU 2018-13 will have a material impact on its consolidated financial statements.

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	December 28,	December 29,
	2019	2018
Raw materials	$1,052	$1,072
Work in process	25	25
Finished goods	2,419	1,849
	$3,496	$2,946

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 28,	December 29,
	2019	2018
Machinery and equipment	$7,867	$8,850
Computer equipment and software	2,447	3,878
Leasehold improvements	737	833
Furniture and fixtures	55	420
	11,106	13,981
Less: accumulated depreciation and amortization	(10,820)	(13,702)
	$286	$279

Substantially all the Company’s property and equipment, net, are located within the United States as of December 28, 2019 and December 29, 2018.

Other Assets

Other assets consisted of the following (in thousands):

	December 28,	December 29,
	2019	2018
Refundable withholding tax	$1,320	$1,320
Other assets	56	74
	$1,376	$1,394

Refundable withholding tax represents the amount of tax withheld by the Company’s customer in the Republic of Korea in November 2015 and is determined to be refundable from the Korean tax authority.

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Year Ended
	December 28,	December 29,
	2019	2018
Resales of third-party products	$19,982	$25,148
Sale of the Company's modular memory subsystems	6,121	8,381
Total net sales	$26,103	$33,529

Net sales by country presented below are based on the billing location of the customer (in thousands):

	Year Ended
	December 28,	December 29,
	2019	2018
United States	$19,919	$23,533
China(1)	2,167	4,151
Other countries	4,017	5,845
Total net sales	$26,103	$33,529

(1)China includes Hong Kong and Taiwan.

The United States was the only country that accounted for more than 10% of the Company’s net sales for the year ended December 28, 2019. For the year ended December 29, 2018, the United States and China were the only countries that accounted for more than 10% of the Company’s net sales.

Computation of Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Year Ended
	December 28,	December 29,
	2019	2018
Numerator: Net loss	$(12,452)	$(17,120)
Denominator: Weighted-average common shares outstanding—basic and diluted	148,132	107,071
Net loss per share—basic and diluted	$(0.08)	$(0.16)

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

	Year Ended
	December 28,	December 29,
	2019	2018
Weighted average common share equivalents	13,357	15,125

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Year Ended
	December 28,	December 29,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for Interest	$62	$55
Supplemental disclosure of non-cash financing activities:
Common stock issued on conversion of convertible note payable and accrued interest	$2,448	$—
Debt financing of insurance	$412	$721
Iliad debt discount	$—	$190

Note 4—Credit Agreements

SVB Credit Agreement

On October 31, 2009 (“Effective Date”), the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as amended, the “SVB Credit Agreement”), which provides for a revolving line of credit up to $5.0 million. The borrowing base is limited to 85% of the eligible accounts receivable (increased from 80% as of August 29, 2018), subject to certain adjustments. As of December 28, 2019, the borrowings under the SVB Credit Agreement bear interest based on the Wall Street Journal “prime rate” plus 2.75% and mature on March 30, 2020. On February 27, 2020, the SVB Credit Agreement was amended to extend the maturity date to April 30, 2021. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheets. As of December 28, 2019 and December 29, 2018, (i) outstanding letters of credit were $2.8 million and $1.9 million, respectively, (ii) outstanding borrowings were of $3.0 million and $2.3 million, respectively, and (iii) availability under the revolving line of credit was $0.2 million and $0.2 million, respectively.

On April 12, 2017, the Company and SVB entered into an amendment to the SVB Credit Agreement to, among other things, obtain SVB’s consent in connection with the Company’s rights agreement with Computershare Trust Company, N.A., as rights agent (see Note 9), and make certain administrative changes in connection with the Company’s funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”) (see Note 8).

For all periods before April 20, 2017, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by Samsung Venture Investment Co., (“SVIC”) (see Note 5). Certain of these lien priorities were modified in April and May 2017 in connection with the Company’s establishment of a funding arrangement with TRGP for certain of the Company’s litigation expenses in connection with certain of its legal proceedings against SK hynix Inc., a South Korean memory semiconductor supplier (“SK hynix”). On May 3, 2017, TRGP entered into an intercreditor agreement with each of SVIC and SVB, and on April 20, 2017, SVIC and SVB entered into an intercreditor agreement with each other (such intercreditor agreements, collectively, the “Intercreditor Agreements”). Pursuant to the terms of the Intercreditor Agreements, SVB’s security interests in the Company’s assets have been modified as follows: SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings; a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings; and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings (see Note 8).

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of December 28, 2019, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The following table shows the summary of the Company’s outstanding indebtedness (in thousands):

	December 28,	December 29,
	2019	2018
Senior secured convertible note, due December 2021, including accrued interest of $1,233 (2019) and $934 (2018), respectively	$16,233	$15,934
Unsecured convertible note, due August 2020, including accrued interest of $62 (2018)	—	2,332
Note payable	412	376
Unamortized debt discounts and issuance costs	(440)	(920)
	16,205	17,722
Less: current portion	(412)	(376)
	$15,793	$17,346

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

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are amortized to interest expense over the term of the SVIC Note using the interest method. For the years ended December 28, 2019 and December 29, 2018, the Company amortized $0.2 million and $0.2 million, respectively, to interest expense in the accompanying consolidated statements of operations. The effective interest rate, including accretion of the SVIC Note to par and amortization of debt issuance costs, was approximately 3.4%. As of December 28, 2019 and December 29, 2018, the outstanding principal and accrued interest on the SVIC Note was $16.2 million and $15.9 million, respectively, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $15.8 million and $15.2 million, respectively.

In connection with the SVIC Note, SVIC was granted a first priority security interest in the Company’s patent portfolio and a second priority security interest in all of the Company’s other tangible and intangible assets. Upon issuance of the SVIC Note, the Company, SVB and SVIC entered into an Intercreditor Agreement pursuant to which SVB and SVIC agreed to their relative security interests in the Company’s assets. In May 2017, SVIC, SVB and TRGP entered into additional Intercreditor Agreements to modify certain of these lien priorities (see Note 8). Additionally, upon issuance of the SVIC Note and the SVIC Warrant, the Company and SVIC entered into a Registration Rights Agreement pursuant to which the Company is obligated to register with the Securities and Exchange Commission, upon demand by SVIC, the shares of the Company’s common stock issuable upon conversion of the SVIC Note or upon exercise of the SVIC Warrant.

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of December 28, 2019, the Company was in compliance with its covenants under the SVIC Note.

Unsecured Convertible Note

On August 27, 2018, the Company entered into the Iliad Purchase Agreement, pursuant to which the Company issued the $2.3 million Iliad Note with an original issue discount of $0.2 million. The Iliad Note bore interest at an annual rate of 8% and would mature on August 27, 2020, unless earlier repurchased, redeemed or converted in accordance with its terms.

The Iliad Note provided Iliad with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $0.36 per share (“Lender Conversion Price”). Further, beginning on April 1, 2019, the Iliad Note also provided Iliad with the right to redeem all or any portion of the Iliad Note (“Redemption Amount”) up to a maximum monthly amount of $0.35 million. The payments of each Redemption Amount might either be made in cash, by converting such Redemption Amount into shares of the Company’s common stock (“Redemption Conversion Shares”), or a combination thereof, at the Company’s election.

The number of Redemption Conversion Shares equaled the portion of the applicable Redemption Amount being converted divided by the lesser of the Lender Conversion Price or the Market Price, that was 85% of the Company’s lowest closing bid price during the 20 trading days immediately preceding the applicable redemption date (“Redemption Conversion Price”), provided that the Market Price should not be less than $0.11 per share (the “Redemption Price Floor”). In the event any applicable redemption conversion price was below the Redemption Price Floor, then either: (i) the Company would honor the redemption conversion at the then effective redemption conversion price for a Redemption Amount not to exceed $0.15 million if the redemption conversion price was equal to or greater than $0.06 per share or (ii) the Company would pay the applicable Redemption Amount up to $0.15 million in cash and not in Redemption Conversion Shares.

The $2.1 million of proceeds received from the issuance of the Iliad Note was initially allocated between long-term debt (the liability component) at $1.9 million and additional paid-in capital (the equity component) at $0.2 million, in the consolidated balance sheet. The carrying amount of the liability component was calculated using the fair value of a similar liability without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the proceeds received. The amount allocated to the equity component along with the original issue discount and fees paid to Iliad was amortized to interest expense over the expected life of 14 months using the interest method. For the years ended December 28, 2019 and December 29, 2018, the Company amortized $0.3 million and $0.1 million, respectively, to interest expense in the accompanying consolidated statements of operations. The effective interest rate, including accretion of the Iliad Note to par and amortization of debt issuance costs, was approximately 22.5%. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The issuance costs incurred related to the issuance of the Iliad Note were not material.

The Iliad Note was not secured and did not have any financial covenants requirements the Company needed to comply. The Company made certain customary representations and warranties and had agreed to customary covenants and obligations. The Iliad Purchase Agreement and Iliad Note contained customary events of default upon the occurrence and during the continuance of which all obligations under the Iliad Purchase Agreement and Iliad Note might be declared immediately due and payable.

During the year ended December 28, 2019, Iliad fully-converted the outstanding principal and accrued interest on the Iliad Note to shares of the Company’s common stock as follows: (1) $1.9 million of the outstanding principal and accrued interest on the Iliad Note to 7,778,270 shares of the Company’s common stock at the Redemption Conversion Price and (2) $0.5 million of the outstanding principal and accrued interest on the Iliad Note to 1,388,890 shares of the Company’s common stock at the Lender Conversion Price. As a result of these conversions, as of December 28, 2019, there were no outstanding principal and accrued interest on the Iliad Note. As of December 29, 2018, the outstanding principal and accrued interest on the Iliad Note was $2.3 million and the outstanding Iliad Note balance, net of unamortized debt discounts and issuance costs, was $2.0 million.

Contractual Maturities of Debt Obligations

The aggregate contractual maturities of all borrowings due subsequent to December 28, 2019, including accrued interest, are as follows (in thousands):

Fiscal Year	Amount
2020	$412
2021	16,233
Total	$16,645

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental cash flow information related to operating and finance leases were as follows (in thousands):

Year Ended
December 28,
2019
Lease cost
Operating lease cost	$623
Finance lease cost
Amortization of right-of-use assets	$14
Interest on lease liabilities	3
Total finance lease cost	$17

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$592
Operating cash flows from finance leases	3
Financing cash flows from finance leases	13
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$96

Supplemental balance sheet information related to leases was as follows:

December 28,
(in thousands)	2019
Operating Leases
Operating lease right-of-use assets	$968
Accrued expenses and other current liabilities	$511
Operating lease liabilities	498
Total operating lease liabilities	$1,009

Finance Leases
Property and equipment, at cost	$96
Accumulated depreciation	(14)
Property and equipment, net	$82
Accrued expenses and other current liabilities	$18
Other long-term liabilities	65
Total finance lease liabilities	$83

.0	000
Weighted Average Remaining Lease Term (in years)
Operating lease		2.1
Finance lease		4.3

Weighted Average Discount Rate
Operating lease		7.9%
Finance lease		5.1%

Maturities of lease liabilities as of December 28, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020	$570	$22
2021	364	22
2022	163	22
2023	—	22
2024	—	5
Total lease payments	1,097	93
Less: imputed interest	(88)	(10)
Total	$1,009	$83

A summary of future minimum lease payments under operating leases as of December 29, 2018 was as follows (in thousands):

Fiscal Year	Amount
2019	$399
2020	208
Total minimum lease payments	$607

Note 7—Income Taxes

United States and foreign loss before provision (benefit) for income taxes was as follows (in thousands):

	Year Ended
	December 28,	December 29,
	2019	2018
United States	$(11,916)	$(16,568)
Foreign	(523)	(554)
	$(12,439)	$(17,122)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended
	December 28,	December 29,
	2019	2018
Current:
Federal	$—	$—
State	13	(2)
Total current	13	(2)
Deferred:
Federal	(2,256)	(2,133)
State	(769)	(1,760)
Foreign	166	(74)
Change in valuation allowance	2,859	3,967
Total deferred	—	—
Provision (benefit) for income taxes	$13	$(2)

Income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for 2019 and 2018. The reconciliation of this difference is as follows (in thousands):

	Year Ended
	December 28,	December 29,
	2019	2018
Statutory federal income tax rate	21%	21%
Change in valuation allowance	(18%)	(19%)
Other	(3%)	(2%)
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 28,	December 29,
	2019	2018
Deferred tax assets:
Operating loss carryforward	$32,014	$29,365
Tax credit carryforwards	3,664	3,578
Foreign operating loss carryforward	759	925
Reserves and allowances	643	505
Stock-based compensation	368	458
Other	672	264
Total deferred tax assets	38,120	35,095
Deferred tax liabilities:
Operating lease right-of-use assets	(261)	—
Prepaid expenses	(161)	(171)
Basis difference in warrant and note	(106)	(191)
Total deferred tax liabilities	(528)	(362)
Net deferred tax assets	37,592	34,733
Valuation allowance	(37,592)	(34,733)
	$—	$—

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 28, 2019 and December 29, 2018, a valuation allowance of $37.6 million and $34.7 million, respectively, has been provided based on the Company’s assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by $2.9 million and $3.9 million during the years ended December 28, 2019 and December 29, 2018, respectively. These increases in the years ended December 28, 2019 and December 29, 2018 primarily relate to the increases in the net operating loss (“NOL”) carryforward.

As of December 28, 2019, the Company had (i) $131.8 million of federal NOL carryforwards, of which $104.2 million will expire from 2029 through 2037, and $27.6 million of which will be carried forward indefinitely, (ii) $71.9 million of state NOL carryforwards, which begin to expire in 2029, (iii) federal tax credit carryforwards of $1.8 million, which begin to expire in 2026, and (iv) state tax credit carryforwards of $1.9 million, which will be carried forward indefinitely. In addition, as of December 28, 2019, the Company had $2.5 million of foreign NOL carryforwards from various jurisdictions, which begin to expire in 2020. Utilization of the NOL and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code (the “Code”) and similar state and foreign law provisions. Under Section 382 of the Code, substantial changes in our ownership may limit the amount of NOL and tax credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of NOL and tax credit carryforwards but may limit the amount available in any given future period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

The Company files income tax returns with federal, state and foreign jurisdictions. The Company is no longer subject to Internal Revenue Service (“IRS”) or state examinations for periods prior to 2015, although certain carryforward attributes that were generated prior to 2015 may still be adjusted by the IRS.

The Company includes interest and penalties related to uncertain tax positions within the provision for income taxes. As of December 28, 2019 and December 29, 2018, the interest or penalties accrued related to unrecognized tax benefits were insignificant, and during the years ended December 28, 2019 and December 29, 2018, the interest and penalties related to uncertain tax position recorded were insignificant. As of December 28, 2019, the Company had no unrecognized tax benefits that would significantly change in the next 12 months.

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

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the consolidated financial statements. During the years ended December 29, 2018 and December 30, 2017, the Company excluded legal expenses of $1.8 million and $10.2 million, respectively, as a result of TRGP’s payment of these expenses under the TRGP Agreement. The Company does not anticipate any further legal expenses will be paid by TRGP under this agreement. During the year ended December 28, 2019, there were no legal expenses excluded as a result of TRGP’s payment of these expenses under the TRGP Agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the funded SK hynix proceedings would be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery. On January 23, 2020, the Company and TRGP entered into an amendment to the TRGP Agreement to alter the recovery sharing formula related to claims against SK hynix for alleged infringement of the Company’s patents.

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

On October 3, 2016, the ITC instituted an investigation of the trade practices of SK hynix and certain of its subsidiaries in connection with the First ITC Action, and held a hearing on the merits of the investigation from May 8, 2017 until May 11, 2017. On November 14, 2017, the ITC issued a final initial determination for the First ITC Action, finding no infringement of the asserted patents and no violation of Section 337 of the Tariff Act, and on January 16, 2018, the ITC issued a final determination for the First ITC Action, affirming the findings of no infringement and no violation and terminating the investigation. The Company appealed this final determination to the Court of Appeals for the Federal Circuit with oral arguments occurring on December 5, 2019. On December 12, 2019, the Court of Appeals for the Federal Circuit affirmed the invalidity ruling by the PTAB involving the patents in litigation at the first ITC Action and dismissed the appeal of the final determination of the first ITC Action as moot.

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

On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the Administrative Law Judge (“ALJ”) to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019. On February 8, 2019 Chief Administrative Law Judge of the ITC issued an Order in Investigation No. 337-TA-1089 denying SK hynix’s motion for “Summary Determination of Non Infringement of Netlist’s U.S. Patent No. 9,535,623 Based On Issue Preclusion.” On March 12, 2019, the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. The trial recommenced on July 15, 2019 and ended on July 19, 2019. On October 21, 2019, the ITC issued an initial determination for the Second ITC Action, finding infringement by SK hynix of asserted Netlist U.S. Patent No. 9,606,907 (the “‘907 Patent”) resulting in a violation of Section 337 of the Tariff Act. On January 31, 2020, the ITC issued a Notice of Commission Determination regarding Investigation No. 337-TA-1089, which stated the ITC would review in part the positive Final Initial Determination and extended the target date for completion of the Investigation from February 21, 2020 to April 7, 2020.

Between December 30, 2016 and January 20, 2017, SK hynix filed numerous petitions in the USPTO requesting IPR of certain of the Company’s patents, including the patents asserted in the First ITC Action and the Central District Court proceedings, which have now concluded and certain of which are now on appeal to the Court of Appeals for the Federal Circuit. Between December 19, 2017 and February 7, 2018, SK hynix filed additional petitions in the USPTO requesting IPR of the patents asserted in the Second ITC Action, which are now proceeding. On March 21, 2019, the PTAB issued a Final Written Decision finding Netlist’s U.S. Patent No. 9,535,623 invalid. Netlist has filed notice of intent to appeal. On June 27, 2019, the PTAB issued Final Written Decisions on two IPR proceedings regarding Netlist’s U.S. Patent No. 9,606,907 (the “‘907 Patent”) based on the reference Ellsberry, holding that claims 1-39 and 42-65 of the ‘907 Patent are unpatentable, but claims 40 and 41 are not unpatentable. On July 12, 2019, Netlist filed a Motion to Terminate under 35 U.S.C. § 315(e)(1) the remaining two IPR proceedings regarding the ‘907 Patent based on the references Halbert and Amidi. On July 19, 2019, SK hynix filed and served their opposition to Netlist’s Motion To Terminate. The PTAB issued a decision to Terminate IPR IPR2018-0036 on August 5, 2019.

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

Note 9—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding at December 28, 2019 or December 29, 2018.

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

Common Stock

The Company has one class of common stock with a par value of $0.001 per share. On August 15, 2018, the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of shares of the common stock authorized for issuance from 150,000,000 to 300,000,000.

2017 ATM Program

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

Share Purchase Agreement

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

2018 Offering

On September 12, 2018, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company issued and sold to the investors in a registered offering (“2018 Offering”) an aggregate of 22,222,220 shares of its common stock and warrants to purchase up to an aggregate of 11,111,110 shares of its common stock at a per share purchase price of $0.45 per share (see below Warrants). The 2018 Offering closed on September 14, 2018. The net proceeds to the Company from the 2018 Offering were approximately $9.2 million, after deducting placement agent fees and offering costs paid by the Company. The warrant has a term of five years commencing on the date when it first became exercisable on March 14, 2019 (181 days following the date of its issuance) and has an exercise price of $0.655 per share. The exercise price and the number of warrant shares issuable upon exercise of warrant are subject to adjustment in the event of, among other things, certain transactions affecting the Company’s common stock (including without limitation stock splits and stock dividends), and certain fundamental transactions (including without limitation a merger or other sale-of-company transaction).

2019 Lincoln Park Purchase Agreement

On June 24, 2019, the Company entered into the 2019 Purchase Agreement with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $10 million in shares of its common stock subject to the conditions and limitations set forth in the 2019 Purchase Agreement. As consideration for entering into the 2019 Purchase Agreement, the Company issued to Lincoln Park 818,420 shares of its common stock as initial commitment shares in a noncash transaction on June 24, 2019 and will issue up to 818,420 additional shares of its common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. The Company will not receive any cash proceeds from the issuance of these additional commitment shares.

Pursuant to the 2019 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the 2019 Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 400,000 shares of its common stock, with such amount increasing as the closing sale price of its common stock increases; provided Lincoln Park’s obligation under any single such purchase would not exceed $1.0 million, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single regular purchase. If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a regular purchase, then in addition to such regular purchase, and subject to certain conditions and limitations in the 2019 Purchase Agreement, the Company may direct Lincoln Park to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding regular purchase or (ii) 30% of the total number of shares of its common stock traded during a specified period on the applicable purchase date as set forth in the 2019 Purchase Agreement. Under certain circumstances and in accordance with the 2019 Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

During the year ended December 28, 2019, Lincoln Park purchased an aggregate of 19,044,762 shares of the Company’s common stock for a net purchase price of $6.4 million. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 523,633 shares of its common stock as additional commitment shares in noncash transactions.

The Company controls the timing and amount of any sales of its common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for the Company’s common stock under the 2019 Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the 2019 Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2019 Purchase Agreement if that will result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The 2019 Purchase Agreement does not limit the Company’s ability to raise capital from other sources at the Company’s sole discretion, except that, subject to certain exceptions, the Company may not enter into any Variable Rate Transaction (as defined in the 2019 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the 2019 Purchase Agreement. The Company has the right to terminate the 2019 Purchase Agreement at any time, at no cost to the Company.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, the Company entered into the 2020 Purchase Agreement with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $20 million in shares of its common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. As consideration for entering into the 2020 Purchase Agreement, the Company issued to Lincoln Park 1,529,052 shares of its common stock as initial commitment shares in a noncash transaction on March 6, 2020 and will issue up to 917,431 additional shares of its common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. The Company will not receive any cash proceeds from the issuance of these additional commitment shares.

Pursuant to the 2020 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the 2020 Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 400,000 shares of its common stock, with such amount increasing as the closing sale price of its common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $1.0 million, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single regular purchase. If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a regular purchase, then in addition to such regular purchase, and subject to certain conditions and limitations in the 2020 Purchase Agreement, the Company may direct Lincoln Park to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding regular purchase or (ii) 30% of the total number of shares of its common stock traded during a specified period on the applicable purchase date as set forth in the 2020 Purchase Agreement. Under certain circumstances and in accordance with the 2020 Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

The Company controls the timing and amount of any sales of its common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for the Company’s common stock under the 2020 Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the 2020 Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2020 Purchase Agreement if that will result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The 2020 Purchase Agreement does not limit the Company’s ability to raise capital from other sources at the Company’s sole discretion, except that, subject to certain exceptions, the Company may not enter into any Variable Rate Transaction (as defined in the 2020 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the 2020 Purchase Agreement. The Company has the right to terminate the 2020 Purchase Agreement at any time, at no cost to the Company.

Warrants

In April and July 2018, the Company issued warrants to purchase up to 50,000 shares and 150,000 shares of its common stock at an exercise price of $0.25 to $0.15 per share, respectively, to a consulting firm as partial consideration for their services rendered. Separately, in July 2018, the Company issued warrants to purchase up to 300,000 shares of its common stock at an exercise price of $0.11 per share to a software development company as partial consideration to enter into a joint software development agreement. The aggregate fair value of the warrants issued to these firms, calculated using the Black-Scholes option pricing model, was not significant. In September 2018, in connection with the  2018 Offering, the Company issued warrants to purchase up to an aggregate of 11,111,110 shares of its common stock at a per share purchase price of $0.655 per share. As of December 28, 2019, there were outstanding warrants to purchase an aggregate of 15,010,012 shares of the Company’s common stock with a weighted-average exercise price of $0.62. There were no activities during the year ended December 28, 2019.

Note 10—Stock-Based Awards

The Company’s Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”) provides for broad-based equity grants to its employees and non-employee service providers. The Company also periodically grants equity-based awards outside the Amended 2006 Plan to certain new hires as an inducement to enter into employment with the Company. Subject to certain adjustments, as of December 28, 2019, the Company was authorized to issue a maximum of 13,805,566 shares of its common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. As of December 28, 2019, the Company had 1,101,572 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan.

Stock Options

Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. The weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of stock options granted were as follows:

	Year Ended
	December 28,	December 29,
	2019	2018
Expected term (in years)	6.06	6.20
Expected volatility	108%	108%
Risk-free interest rate	1.92%	2.75%
Expected dividends	$—	$—
Weighted-average grant date fair value per share	$0.29	$0.21

The following table summarizes the activity related to stock options during the year ended December 28, 2019:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at December 29, 2018	8,186	$1.18	5.88	$223
Granted	790	$0.35
Exercised	(175)	$0.28
Expired or forfeited	(1,444)	$0.89
Outstanding at December 28, 2019	7,357	$1.17	5.54	$127
Exercisable at December 28, 2019	5,799	$1.37	4.69	$49
Vested and expected to vest at December 28, 2019	7,097	$1.20	5.41	$114

There was no significant intrinsic value of options exercised during the years ended December 28, 2019 and December 29, 2018.

Restricted Stock Awards and Restricted Stock Units

RSAs  granted under the Amended 2006 Plan vest annually on each anniversary of the grant date over a two-year term. RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-year term, and RSUs granted for independent directors fully-vest on the grant date. The following table summarizes the activity related to RSAs and RSUs during the year ended December 28, 2019:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested at December 29, 2018	525	$0.25
Granted	3,727	$0.55
Vested	(1,012)	$0.47
Forfeited	(174)	$0.54
Balance nonvested at December 28, 2019	3,066	$0.52

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Year Ended
	December 28,	December 29,
	2019	2018
Cost of sales	$26	$26
Research and development	213	236
Selling, general and administrative	750	475
Total	$989	$737

As of December 28, 2019, the Company had approximately $1.6 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.9 years.

Note 11—Defined Contribution Plan

The Company has a defined contribution plan under Section 401(k) of the Code (“401(k)”) covering full-time domestic employees who meet certain eligibility requirements. Under the 401(k) plan, eligible employees may contribute up to 100% of their eligible compensation on either a pre-tax or after-tax Roth 401(k) basis, or up to the annual maximum allowed by the IRS. The Company may make matching contributions on the contributions of a participant on a discretionary basis. During the year ended December 28, 2019, the Company did not make any matching contributions. For the year ended December 29, 2018, the contribution expense was insignificant.

Note 12—Major Customers, Suppliers and Products

The Company’s net sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net sales made to customers that each comprise 10% or more of total net sales:

	Year Ended
	December 28,		December 29,
	2019		2018
Customer A	*	%	18%

*Less than 10% of total net sales

As of December 28, 2019, one customer represented approximately 25% of aggregate gross accounts receivable. As of December 29, 2018, two customers represented approximately 22% and 15% of aggregate gross accounts receivable, respectively. The loss of any of the Company’s significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the years ended December 28, 2019 and December 29, 2018, resales of these products represented approximately 77% and 75%, respectively, of the Company’s net sales.

The Company’s purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from suppliers that each comprise 10% or more of total purchases:

	Year Ended
	December 28,		December 29,
	2019		2018
Supplier A	37%		13%
Supplier B	17%		* %
Supplier C	*	%	17%
Supplier D	*	%	15%

*Less than 10% of purchases during the period

While the Company believes alternative suppliers may be available, its dependence on a small number of suppliers and the lack of any guaranteed sources for the essential components of its products and the components it resells exposes the Company to several risks, including the inability to obtain an adequate supply of these components, increases in their costs, delivery delays and poor quality. If the Company is not able to obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, it may not be able to develop or introduce new products, it may experience significant increases in its cost of sales if it is forced to procure components from alternative suppliers and is not able to negotiate favorable terms with these suppliers, it may experience interruptions or failures in the delivery of its products, or it may be forced to cease sales of products dependent on the components or resales of the components it resells to customers directly. Any of these events could have a material adverse effect on the Company’s business, operating results and financial condition.