Form 10-Q
period 2020-03-28
NETLIST INC
filed 2020-05-08
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-33170

NETLIST, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4812784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Technology Drive, Suite 150 Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

 (949) 435-0025

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NLST	None

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

As of May 4, 2020, there were 174,059,565 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 28, 2020

PART I. — FINANCIAL INFORMATION

Item 1.Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)
	March 28,	December 28,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$5,713	$8,966
Restricted cash	2,900	2,750
Accounts receivable, net of allowances of $96 (2020) and $61 (2019)	5,116	3,672
Inventories	5,974	3,496
Prepaid expenses and other current assets	663	627
Total current assets	20,366	19,511
Property and equipment, net	259	286
Operating lease right-of-use assets	832	968
Other assets	1,377	1,376
Total assets	$22,834	$22,141

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$9,757	$9,134
Revolving line of credit	4,449	2,990
Accrued payroll and related liabilities	837	740
Accrued expenses and other current liabilities	790	793
Note payable	285	412
Total current liabilities	16,118	14,069
Convertible promissory note and accrued interest, net	15,921	15,793
Operating lease liabilities	383	498
Other liabilities	143	144
Total liabilities	32,565	30,504
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—300,000 shares authorized; 171,295 (2020) and 169,539 (2019) shares issued and outstanding	171	169
Additional paid-in capital	179,258	179,086
Accumulated deficit	(189,160)	(187,618)
Total stockholders' deficit	(9,731)	(8,363)
Total liabilities and stockholders' deficit	$22,834	$22,141

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 28,	March 30,
	2020	2019
Net sales	$14,631	$5,105
Cost of sales	12,522	4,826
Gross profit	2,109	279
Operating expenses:
Research and development	654	590
Intellectual property legal fees	625	1,495
Selling, general and administrative	2,221	1,973
Total operating expenses	3,500	4,058
Operating loss	(1,391)	(3,779)
Other expense, net:
Interest expense, net	(148)	(272)
Other (expense) income, net	(3)	1
Total other expense, net	(151)	(271)
Loss before provision for income taxes	(1,542)	(4,050)
Provision for income taxes	—	—
Net loss	$(1,542)	$(4,050)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.03)
Weighted-average common shares outstanding:
Basic and diluted	169,719	139,039

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2019	—	$—	169,539	$169	$179,086	$(187,618)	$(8,363)
Stock-based compensation	—	—	—	—	206	—	206
Restricted stock units vested and distributed	—	—	362	—	—	—	—
Tax withholdings related to net share settlements of equity awards	—	—	(135)	—	(32)	—	(32)
Issuance of commitment shares	—	—	1,529	2	(2)	—	—
Net loss	—	—	—	—	—	(1,542)	(1,542)
Balance, March 28, 2020	—	$—	171,295	$171	$179,258	$(189,160)	$(9,731)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 29, 2018	—	$—	139,283	$139	$169,355	$(175,166)	$(5,672)
Stock-based compensation	—	—	—	—	342	—	342
Exercise of stock options	—	—	43	—	16	—	16
Restricted stock units vested and distributed	—	—	340	—	—	—	—
Common stock issued on conversion of Iliad Note	—	—	1,042	1	374	—	375
Net loss	—	—	—	—	—	(4,050)	(4,050)
Balance, March 30, 2019	—	$—	140,708	$140	$170,087	$(179,216)	$(8,989)

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 28,	March 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,542)	$(4,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	48
Interest accrued on convertible promissory notes	75	118
Amortization of debt discounts	53	137
Non-cash lease expense	136	151
Stock-based compensation	206	342
Changes in operating assets and liabilities:
Accounts receivable	(1,444)	515
Inventories	(2,478)	497
Prepaid expenses and other current assets	(26)	38
Accounts payable	623	(1,872)
Accrued payroll and related liabilities	97	(117)
Accrued expenses and other current liabilities	(119)	(216)
Net cash used in operating activities	(4,380)	(4,409)
Cash flows from investing activities:
Acquisition of property and equipment	(12)	(25)
Net cash used in investing activities	(12)	(25)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	1,459	(269)
Payments on debt	(138)	(124)
Proceeds from exercise of stock options	—	16
Payments for taxes related to net share settlement of equity awards	(32)	—
Net cash provided by (used in) financing activities	1,289	(377)
Net change in cash, cash equivalents and restricted cash	(3,103)	(4,811)
Cash, cash equivalents and restricted cash at beginning of period	11,716	16,652
Cash, cash equivalents and restricted cash at end of period	$8,613	$11,841

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$5,713	$9,991
Restricted cash	2,900	1,850
Cash, cash equivalents and restricted cash at end of period	$8,613	$11,841

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

Due to the ground-breaking product development of its engineering teams, Netlist has built a robust portfolio of over 130 issued and pending U.S. and foreign patents, many seminal, in the areas of hybrid memory, storage class memory, rank multiplication and load reduction. Since its inception, the Company has dedicated substantial resources to the development, protection and enforcement of technology innovations it believes are essential to its business. The Company’s early pioneering work in these areas has been broadly adopted in industry-standard registered dual in-line memory module (“RDIMM”), LRDIMM and NVDIMM. Netlist’s objective is to continue to innovate in its field and invest further in its intellectual property portfolio, with the goal of monetizing its intellectual property through a combination of product sales and licensing, royalty or other revenue-producing arrangements, which may result from joint development or similar partnerships or defense of the Company’s patents through enforcement actions against parties it believes are infringing them.

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

Liquidity

The Company incurred net loss of $1.5 million for the three months ended March 28, 2020 and $12.5 million and $17.1 million for the fiscal years ended December 28,  2019 and December 29, 2018, respectively. The Company has historically financed its operations primarily with revenues generated from operations, including product sales, and proceeds from issuances of debt and equity securities (see Notes  5 and 8). The Company has also funded its operations with a revolving line of credit under a bank credit facility, and a funding arrangement for costs associated with certain of its legal proceedings (see Notes 4, 5 and 7).

On June 24, 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $10 million in shares of its common stock over the 36-month term of the 2019 Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement (see Note 8).

On March 5, 2020, the Company entered into another purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $20 million in shares of its common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement (see Note 8).

On April 23, 2020, the Company entered into an unsecured promissory note (“PPP Note”) with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration and established as part of the Coronavirus Aid, Relief, and Economic Security Act. The PPP Note bears interest at 1.0% per annum and matures in April 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Note is eligible for forgiveness if the Company meets certain conditions.

Inadequate working capital would have a material adverse effect on the Company’s business and operations and could cause the Company to fail to execute its business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require the Company to significantly modify its business model and/or reduce or cease its operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of its ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. While the Company’s estimates of its operating revenues and expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes the Company’s existing cash balance together with cash receipts from revenues, borrowing availability under a bank credit facility (see Note 4), funds available to be raised from the Lincoln Park arrangements (see Note 8) and funds raised through the debt and equity offerings, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 28, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020 (the “2019 Annual Report”).

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to March 28, 2020, through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. The Company’s fiscal year 2020 will include  53 weeks and ends on January 2, 2021 and its fiscal year 2019 included 52 weeks and ended on December 28, 2019. The first three quarters of fiscal year 2020 each includes 13 weeks and the fourth quarter includes 14 weeks. The four quarters of fiscal year 2019 each included 13 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results may differ materially from those estimates.

Recently Adopted Accounting Guidance

In the first quarter of 2020, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”), which amends the accounting for implementation, setup, and other upfront costs in a hosting arrangement that is a service contract. The adoption of ASU 2018-15 did not have an impact on the Company’s condensed consolidated financial statements.

In the first quarter of 2020, the Company adopted FASB ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. The adoption of ASU 2018-13 did not have an impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Guidance

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for the Company beginning January 3, 2021 with early adoption permitted for any interim period before the effective date. Certain amendments of ASU 2019-12 may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact ASU 2019-12 will have on its condensed consolidated financial statements.

Fair Value Measurements

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, a revolving line of credit, and convertible promissory notes. Cash equivalents consist of short-term investments with original maturities of three months or less and restricted cash consists of cash to secure standby letters of credit (see Note 4). The carrying value of these instruments approximates their fair value due to their short-term nature. The fair value of the revolving line of credit and convertible promissory note is estimated by using current applicable rates for similar instruments as of the balance sheet date and an assessment of the credit rating. The carrying value of the revolving line of credit at March 28, 2020 and December 28, 2019 approximates fair value because the interest rate yield is near current market rates for comparable debt instruments. The fair value of the convertible promissory note is estimated by using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities and is classified in Level 2 of the valuation hierarchy. The carrying value and estimated fair value of the secured convertible promissory note as of March 28, 2020 were $14.6 million and $12.3 million, respectively. The carrying value and estimated fair value of the secured convertible promissory note as of December 28, 2019 were $14.6 million and $11.7 million, respectively.

Other Significant Accounting Policies

The Company’s other significant accounting policies were reported in the 2019 Annual Report and have not changed materially from the policies previously reported.

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	March 28,	December 28,
	2020	2019
Raw materials	$955	$1,052
Work in process	216	25
Finished goods	4,803	2,419
	$5,974	$3,496

Computation of Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 28,	March 30,
	2020	2019
Numerator: Net loss	$(1,542)	$(4,050)
Denominator: Weighted-average common shares outstanding—basic and diluted	169,719	139,039
Net loss per share—basic and diluted	$(0.01)	$(0.03)

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

	Three Months Ended
	March 28,	March 30,
	2020	2019
Weighted average common share equivalents	13,335	19,083

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended
	March 28,	March 30,
	2020	2019
Resales of third-party products	$10,896	$3,953
Sale of the Company's modular memory subsystems	3,735	1,152
Total net sales	$14,631	$5,105

Major Customers and Products

The Company’s net sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net sales made to customers that each comprise 10% or more of total net sales:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Customer A	11%	*
Customer B	*	11%

*Less than 10% of net sales during the period.

As of March 28, 2020 and December 28, 2019,  one customer represented approximately 25% of aggregate gross receivables, respectively. The loss of the significant customers or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three months ended March 28, 2020 and March 30, 2019, resales of these products represented approximately 74% and 77%, respectively, of net sales.

Cash Flow Information

The following table sets forth supplemental disclosure of non-cash financing activities:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Common stock issued on conversion of convertible note payable and accrued interest	$—	$375

Note 4—Credit Agreement

SVB Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as the same may from time to time be amended, modified, supplemented or restated, the “SVB Credit Agreement”), which provides for a revolving line of credit up to $5.0 million. The borrowing base is limited to 85% of the eligible accounts receivable, subject to certain adjustments. As of March 28, 2020, the borrowings under the SVB Credit Agreement bear interest based on the Wall Street Journal “prime rate” plus 2.75% and mature on April 30, 2021 (amended from March 30, 2020 on February 27, 2020). The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of March 28, 2020 and December 28, 2019, (i) outstanding letters of credit were $2.9 million and $2.8 million, respectively, (ii) outstanding borrowings were $4.4 million and $3.0 million, respectively, and (iii) availability under the revolving line of credit was $0.1 million and $0.2 million, respectively.

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

For all periods before April 20, 2017, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by Samsung Venture Investment Co.(“SVIC”) (see Note 5). Certain of these lien priorities were modified in April and May 2017 in connection with the Company’s establishment of a funding arrangement with TRGP for certain of the Company’s litigation expenses in connection with certain of its legal proceedings against SK hynix, Inc, a South Korean memory semiconductor supplier (“SK hynix”). On May 3, 2017, TRGP entered into an intercreditor agreement with each of SVIC and SVB, and on April 20, 2017, SVIC and SVB entered into an intercreditor agreement with each other (such intercreditor agreements, collectively, the “Intercreditor Agreements”). Pursuant to the terms of the Intercreditor Agreements, SVB’s security interests in the Company’s assets have been modified as follows: SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings; a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings; and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings (see Note 7).

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of March 28, 2020, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	March 28,	December 28,
	2020	2019
Secured convertible note, due December 2021, including accrued interest of $1,308 (2020) and $1,233 (2019), respectively	$16,308	$16,233
Note payable	285	412
Unamortized debt discounts and issuance costs	(387)	(440)
	16,206	16,205
Less: current portion	(285)	(412)
	$15,921	$15,793

Secured Convertible Note

On November 18, 2015, in connection with entering into the JDLA with Samsung, the Company issued to SVIC a secured convertible note (“SVIC Note”) and stock purchase warrant (“SVIC Warrant”). The SVIC Note has an original principal amount of $15.0 million, accrues interest at a rate of 2.0% per year, is due and payable in full on December 31, 2021, and is convertible into shares of the Company’s common stock at a conversion price of $1.25 per share, subject to certain adjustments, on the maturity date of the SVIC Note. Upon a change of control of the Company prior to the maturity date of the SVIC Note, the SVIC Note may, at the Company’s option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, subject to certain adjustments, is only exercisable in the event the Company exercises its right to redeem the SVIC Note prior to its maturity date, and expires on December 31, 2025.

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized to interest expense over the term of the SVIC Note using the interest method. For the three months ended March 28, 2020, interest expense related to the amortization of the issuance costs associated with the liability component was not material. The effective interest rate, including accretion of the SVIC Note to par and amortization of debt issuance costs, was approximately 3.4%. As of March 28, 2020, the outstanding principal and accrued interest on the SVIC Note was $16.3 million, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $15.9 million.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of March 28, 2020, the Company was in compliance with its covenants under the SVIC Note.

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

The number of Redemption Conversion Shares equaled the portion of the applicable Redemption Amount being converted divided by the lesser of the Lender Conversion Price or the Market Price, that was  85% of the Company’s lowest closing bid price during the 20 trading days immediately preceding the applicable redemption date (“Redemption Conversion Price”), provided that the Market Price should not be less than $0.11 per share (the “Redemption Price Floor”). In the event any applicable redemption conversion price was below the Redemption Price Floor then either: (i) the Company would honor the redemption conversion at the then effective redemption conversion price for a Redemption Amount not to exceed $0.15 million if the redemption conversion price was equal to or greater than $0.06 per share or (ii) the Company would pay the applicable Redemption Amount up to $0.15 million in cash and not in Redemption Conversion Shares.

The $2.1 million of proceeds received from the issuance of the Iliad Note was initially allocated between long-term debt (the liability component) at $1.9 million and additional paid-in capital (the equity component) at $0.2 million, in the condensed consolidated balance sheet. The carrying amount of the liability component was calculated using the fair value of a similar liability without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the proceeds received. The amount allocated to the equity component along with the original issue discount and fees paid to Iliad was amortized to interest expense over the expected life of 14 months using the interest method. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The issuance costs incurred related to the issuance of the Iliad Note were not material.

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

Lease cost and supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended
	March 28,	March 30,
	2020	2019
Lease cost
Operating lease cost	$154	$159
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$151	$147

For the three months ended March 28,  2020, finance lease costs and cash flows from finance lease were immaterial.

Supplemental balance sheet information related to leases was as follows:

	March 28,	December 28,
(in thousands)	2020	2019
Operating Leases
Operating lease right-of-use assets	$832	$968
Accrued expenses and other current liabilities	$494	511
Operating lease liabilities	383	498
Total operating lease liabilities	$877	$1,009

Finance Leases
Property and equipment, at cost	$96	$96
Accumulated depreciation	(19)	(14)
Property and equipment, net	$77	$82
Accrued expenses and other current liabilities	$18	$18
Other long-term liabilities	61	65
Total finance lease liabilities	$79	$83

Weighted Average Remaining Lease Term (in years)
Operating lease	1.9	2.1
Finance lease	4.0	4.3

Weighted Average Discount Rate
Operating lease	7.9%	7.9%
Finance lease	5.1%	5.1%

Maturities of lease liabilities as of March 28, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020 (remaining 9 months)	$420	$16
2021	364	22
2022	163	22
2023	—	22
2024	—	5
Total lease payments	947	87
Less: imputed interest	(70)	(8)
Total	$877	$79

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

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the condensed consolidated financial statements. During the years ended December 29, 2018 and December 30, 2017, the Company excluded legal expenses of $1.8 million and $10.2 million, respectively, as a result of TRGP’s payment of these expenses under the TRGP Agreement. The Company does not anticipate any further legal expenses will be paid by TRGP under this agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the funded SK hynix proceedings would be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery. On January 23, 2020, the Company and TRGP entered into an amendment to the TRGP Agreement to alter the recovery sharing formula related to claims against SK hynix for alleged infringement of the Company’s patents.

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

On January 11, 2018, the ITC set a 19-month target date of July 3, 2019 for an investigation related to the Second ITC Action, with a final initial determination for the Second ITC Action being filed no later than March 1, 2019. Based on this target date, the ITC scheduled a hearing on the merits of the investigation related to the Second ITC Action to begin on November 9, 2018 and conclude on November 19, 2018. On April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the Second ITC Action in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the Administrative Law Judge (“ALJ”) to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019. On February 8, 2019, Chief Administrative Law Judge of the ITC issued an Order in Investigation No. 337-TA-1089 denying SK hynix’s motion for “Summary Determination of Non Infringement of Netlist’s U.S. Patent No. 9,535,623 Based On Issue Preclusion.” On March 12, 2019, the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. The trial recommenced on July 15, 2019 and ended on July 19, 2019. On October 21, 2019, the ITC issued an initial determination for the Second ITC Action, finding infringement by SK hynix of asserted Netlist U.S. Patent No. 9,606,907 (the “‘907 Patent”) resulting in a violation of Section 337 of the Tariff Act. On January 31, 2020, the ITC issued a Notice of Commission Determination regarding Investigation No. 337-TA-1089, which stated the ITC would review in part the positive Final Initial Determination and extended the target date for completion of the Investigation from February 21, 2020 to April 7, 2020. On April 7, 2020, the ITC issued a Notice of the Commission’s Final Determination regarding its Investigation No. 337-TA-1089 of SK hynix enterprise memory products. The Notice stated that the ITC found no violation of section 337 of the Tariff Act of 1930, as amended and that the investigation is therefore terminated.  Netlist is currently exploring its options to appeal this decision.

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

On March 17, 2020, Netlist filed new legal proceedings alleging patent infringement against SK hynix in the U.S. District Court for the Western District of Texas based on the infringement of Netlist U.S. Patent No. 9,858,218 and U.S. Patent No. 10,474,595 by SK hynix RDIMM and LRDIMM memory products. The case has been assigned to the Hon. Alan D. Albright and is Case No. 6:20-cv-00194-ADA.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of March 28, 2020 or December 28, 2019.

On April 17, 2017, the Company entered into a rights agreement (as amended from time to time, the “Rights Agreement”) with Computershare Trust Company, N.A., as rights agent. In connection with the adoption of the Rights Agreement and pursuant to its terms, the Company’s board of directors authorized and declared a dividend of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 18, 2017 (the “Record Date”), and authorized the issuance of one Right for each share of the Company’s common stock issued by the Company (except as otherwise provided in the Rights Agreement) between the Record Date and the Distribution Date (as defined below).

Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company, when exercisable and subject to adjustment, one unit consisting of one one-thousandth of a share (a “Unit”) of Series A Preferred Stock of the Company (the “Preferred Stock”), at a purchase price of $6.56 per Unit, subject to adjustment. Subject to the provisions of the Rights Agreement, including certain exceptions specified therein, a distribution date for the Rights (the “Distribution Date”) will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired or otherwise obtained beneficial ownership of 15% or more of the then‑outstanding shares of the Company’s common stock, and (ii) 10 business days (or such later date as may be determined by the Company’s board of directors) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and, unless earlier redeemed or exchanged by the Company pursuant to the terms of the Rights Agreement (as amended on April 16, 2018 and April 16, 2019) will expire on the close of business on April 17, 2021.

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

During the three months ended March 28, 2020 and subsequent to March 28, 2020, Lincoln Park did not purchase shares of the Company’s common stock under the 2019 Purchase Agreement.

The Company controls the timing and amount of any sales of its common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for the Company’s common stock under the 2019 Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the 2019 Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2019 Purchase Agreement if that would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

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

During the three months ended March 28, 2020, Lincoln Park did not purchase shares of the Company’s common stock under the 2020 Purchase Agreement. Subsequent to March 28, 2020, Lincoln Park purchased an aggregate of 2,800,000 shares of the Company’s common stock for a net purchase price of $0.6 million under the 2020 Purchase Agreement. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 27,596 shares of its common stock as additional commitment shares in noncash transactions.

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

Warrants

As of March 28, 2020, there were outstanding warrants to purchase an aggregate of 15,010,012 shares of the Company’s common stock with a weighted-average exercise price of $0.62. There were no activities during the three months ended March 28, 2020.

Note 9—Stock-Based Awards

As of March 28, 2020, the Company had 2,032,198 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date.  Restricted stock awards (“RSAs”) granted under the 2006 Plan vest annually on each anniversary of the grant date over a two-year term. Restricted Stock Units (“RSUs”) granted for employees and consultants generally vest semi-annually from the grant date over a four-year term, and RSUs granted for independent directors fully-vest on the grant date.

Stock Options

The following table summarizes the activity related to stock options during the three months ended March 28, 2020:

	Number of
	Shares	Weighted-Average
	(in thousands)	Exercise Price
Outstanding at December 28, 2019	7,357	$1.17
Granted	—	—
Exercised	—	—
Expired or forfeited	(68)	0.64
Outstanding at March 28, 2020	7,289	1.18

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the activity related to RSAs and RSUs during the three months ended March 28, 2020:

	Number of	Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value per Share
Outstanding at December 28, 2019	3,066	$0.52
Granted	375	0.31
Vested	(400)	0.55
Forfeited	(38)	0.25
Outstanding at March 28, 2020	3,003	0.49

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 28,	March 30,
	2020	2019
Cost of sales	$3	$7
Research and development	47	51
Selling, general and administrative	156	284
Total	$206	$342

As of March 28, 2020, the Company had approximately $1.5 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.8 years.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this report include “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical facts and often address future events or our future performance. Words such as "anticipate," "estimate," "expect," "project," "intend," "may," “will,” “might,” "plan," "predict," "believe," "should," “could” and similar words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements contained in this MD&A include statements about, among other things:

•	specific and overall impacts of the COVID-19 global pandemic on our financial condition and results of operations;
•	our beliefs regarding the market and demand for our products or the component products we resell;
•	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
•	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
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

All forward-looking statements reflect management’s present assumptions, expectations and beliefs regarding future events and are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by any forward-looking statements. These risks and uncertainties include those described under “Risk Factors” in Part II, Item 1A of this report.  In light of these risks and uncertainties, our forward-looking statements should not be relied on as predictions of future events. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. All forward-looking statements reflect our assumptions, expectations and beliefs only as of the date they are made, and except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

The following MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as our Annual Report on Form 10-K for our fiscal year ended December 28, 2019 (the “2019 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). All information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “Netlist,” “we,” “us,” or “our” as used herein refers collectively to Netlist, Inc. and its consolidated subsidiaries, unless otherwise stated.

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

For the three months ended March 28, 2020, our net sales were $14.6 million, our gross profit was $2.1 million, and our net loss was $1.5 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues, including from product sales and a non-recurring engineering (“NRE”) fee from our November 2015 joint development and license agreement (“JDLA”) with Samsung Electronics Co., Ltd (“Samsung”). We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Recent Developments” and “Liquidity and Capital Resources” below for more information.

Recent Developments

Developments relating to SK hynix Proceedings

We have taken action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and two of its subsidiaries in the U.S. International Trade Commission (“ITC”), U.S. district court and the courts of Germany. In our second ITC action against SK hynix, on April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the investigation in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the ALJ to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019. On March 12, 2019 the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. The trial recommenced on July 15, 2019 and ended on July 19, 2019. An initial determination regarding our second ITC action against SK hynix was issued on October 21, 2019. In the initial determination, the Chief Administrative Law Judge found in Netlist’s favor held there was a violation of Section 337 of the Tariff Act of 1930 as amended with respect to U.S. Patent No. 9,606,907 and alternatively found there was no violation with respect to U.S. Patent No. 9,535,623. A final determination regarding our second ITC action against SK Hynix was issued on April 7, 2020. In the final determination,  the ITC found no violation of section 337 of the Tariff Act of 1930, as amended with respect to U.S. Patent No. 9,606,907. We plan to appeal this decision.

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

On January 16, 2018, the ITC issued a final determination regarding our first ITC action against SK hynix filed in September 2016, in which it concluded there was no infringement of the patents in this action and terminated the ITC’s investigation related to these proceedings. We appealed this final determination to the Court of Appeals for the Federal Circuit, and oral arguments for this appeal were scheduled for December 5, 2019 at the Court of Appeals for the Federal Circuit. On December 12, 2019, the Court of Appeals for the Federal Circuit affirmed the invalidity ruling by the Patent Trial and Appeal Board involving the patents in litigation at the first ITC Action and dismissed the appeal of the final determination of the first ITC Action as moot.

First Amendment to TRGP Agreement

On January 23, 2020, we entered into the first amendment to the investment agreement dated May 3, 2017 with TR Global Funding V, LLC (“TRGP”) (“TRGP Agreement”) to amend the recovery sharing formula related to claims against SK hynix for alleged infringement of our patents. TRGP Agreement generally provided that TRGP directly fund the costs incurred by us or on our behalf in connection with our first ITC action and our U.S. district court proceedings against SK hynix.

Amendment to SVB Credit Agreement

On February 27, 2020, we entered into an amendment to a credit agreement dated October 31, 2009 with Silicon Valley Bank (“SVB”) (as the same may from time to time be amended, modified, supplemented or restated, the “SVB Credit Agreement”) to extend the maturity date of the borrowings under the SVB Credit Agreement from March 30, 2020 to April 30, 2021.

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into a purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. During the three months ended March 28, 2020 and subsequent to March 28, 2020, Lincoln Park did not purchase shares of our common stock under the 2019 Purchase Agreement.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into another purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. As consideration for entering into the 2020 Purchase Agreement, we issued to Lincoln Park 1,529,052 shares of our common stock as initial commitment shares in a noncash transaction on March 6,

2020 and will issue up to 917,431 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares. During the three months ended March 28, 2020, Lincoln Park did not purchase shares of our common stock under the 2020 Purchase Agreement.

Subsequent to March 28, 2020, Lincoln Park purchased an aggregate of 2,800,000 shares of our common stock for a net purchase price of $0.6 million under the 2020 Purchase Agreement. In connection with the purchases, we issued to Lincoln an aggregate of 27,596 shares of our common stock as commitment shares in noncash transactions.

Paycheck Protection Program Loan

On April 23, 2020, we entered into an unsecured promissory note (“PPP Note”) with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Note bears interest at 1.0% per annum and matures in April 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Note is eligible for forgiveness if we meet certain conditions.

Economic Conditions, Challenges and Risks

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

Impact of COVID-19 on our Business

The impact that the recent novel coronavirus (“COVID-19”) global pandemic will have on our consolidated results of operations is uncertain. Although we have observed demand increases in our products, we anticipate that the global health crisis caused by COVID-19 may negatively impact business activity across the globe. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of such alterations or modifications may have on our business, consolidated results of operations, financial condition, and liquidity.

Summary Results of Operations

	Three Months Ended
	March 28,	March 30,	%
(dollars in thousands, except per share amounts)	2020	2019	Change
Net sales	$14,631	$5,105	187%
Gross profit	2,109	279	656%
Operating loss	(1,391)	(3,779)	-63%
Net loss	(1,542)	(4,050)	-62%
Net loss per share—basic and diluted	(0.01)	(0.03)	-67%

Net Sales and Gross Profit

Net sales, cost of sales and gross profit for the three months ended March 28, 2020 and March 30, 2019 were as follows (dollars in thousands):

	Three Months Ended
	March 28,	March 30,	%
	2020	2019	Change
Net sales	$14,631	$5,105	187%
Cost of sales	12,522	4,826	159%
Gross profit	$2,109	$279	656%
Gross margin	14.4%	5.5%

Net Sales

Net sales include resales of certain component products, including SSDs and DRAM products, and sales of our high-performance memory subsystems.

Our net sales increased by $9.5 million during the first quarter of 2020 compared to the same quarter of 2019 primarily as a result of a $6.0 million increase in sales of NAND flash products and a $3.4 million increase in sales of other small outline dual in-line memory module (“SODIMM”) and RDIMM products.

Our sales in all periods presented were impacted by fluctuating customer concentrations. During the first quarter of 2020 and 2019, there was one customer that accounted for more than 10% of our net sales, with an aggregate of 11.4% and 11.1% of our net sales, respectively. In the first quarter of 2020, our four largest customers accounted for an aggregate of 29.7% of our net sales. Of these four customers, three customers did not contribute significant sales in the same quarter of 2019. In the first quarter of 2019, our four largest customers accounted for an aggregate of 32.8% of our net sales.

The fundamental semiconductor backdrop has been improving, and we did not see any material impact on our businesses due to the COVID-19 pandemic in the first quarter of 2020. However, visibility in our global markets is lacking and demand uncertainty is intensifying. As a result, it is difficult for us to predict the effects of the pandemic on our business.

Gross Profit and Gross Margin

Gross profit increased for the first quarter of 2020 compared to the same quarter of 2019 due primarily to higher sales and gross profits on the sale of enterprise SSD, Specialty SODIMM and RDIMM products. Our gross margin (or gross profit as a percentage of net sales) fluctuates based on the change in our product mix over periods and the relative cost of the factory.

Operating Expenses

Operating expenses for the three months ended March 28, 2020 and March 30, 2019 were as follows (dollars in thousands):

	Three Months Ended
	March 28,	March 30,	%
	2020	2019	Change
Research and development	$654	$590	11%
Percentage of net sales	4%	12%
Intellectual property legal fees	625	1,495	(58%)
Percentage of net sales	4%	29%
Selling, general and administrative	2,221	1,973	13%
Percentage of net sales	15%	39%

Research and Development

Research and development expenses slightly increased for the first quarter of 2020 compared to the same quarter of 2019 due primarily to an increase in employee headcount and overhead, partially offset by a decrease in travel expenses.

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for patent filings, protection and enforcement. Although we expect intellectual property legal fees to generally increase over time as we continue to protect, defend and enforce and seek to expand our patent portfolio, these increases may not be linear but may occur in lump sums depending on the due dates of patent filings and their associated fees and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements such as with TRGP or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report for further discussion.

Pursuant to the terms of the TRGP Agreement, the legal expenses we incurred for our first action against SK hynix at the ITC and our U.S. district court proceedings that were paid directly by TRGP were excluded in their entirety from our financial statements. As of December 28, 2019, accumulated deficit excluded $1.7 million and $10.2 million of such legal expenses incurred in 2018 and 2017, respectively. We do not anticipate any further legal expenses will be paid by TRGP under this agreement. TPGP does not fund the legal expenses incurred for our second ITC action and our proceedings in international courts. Any settlement or other cash proceeds we may recover in the future in connection with our first ITC action against SK hynix that were funded by TRGP would be reduced by the aggregate amount of legal expenses we excluded as a result of TRGP’s payment of these expenses, plus the premium amount due to TRGP under the terms of the TRGP Agreement at the time of any such recovery. As a result, so long as the TRGP Agreement remains in effect, we expect our intellectual property legal fees may show different trends. Additionally, we expect our intellectual property legal fees would be significantly higher in the period in which a recovery from the SK hynix proceedings covered by the TRGP Agreement, if any, occurs.

Intellectual property legal fees decreased during the first quarter of 2020 compared to the same quarter of 2019 due primarily to lower legal expenses incurred to defend our patent portfolio internationally, including the costs incurred for our second ITC action and inter partes review of our patents before the U.S. Patent and Trademark Office.

Selling, General and Administrative

Selling, general and administrative expenses increased during the first quarter of 2020 compared to the same quarter of 2019 due primarily to an increase in sales and marketing payroll costs and related overhead and commissions, partially offset by a decrease in travel and product evaluation expenses.

Other Expense, Net

Other expense, net for the three months ended March 28, 2020 and March 30, 2019  was as follows (dollars in thousands):

	Three Months Ended
	March 28,	March 30,	%
	2020	2019	Change
Interest expense, net	$(148)	$(272)	(46%)
Other (expense) income, net	(3)	1	(400%)
Total other expense, net	$(151)	$(271)	(44%)

Interest expense, net, consists primarily of interest expense on the $15 million secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015, a revolving line of credit under the SVB Credit Agreement, and an unsecured convertible note with an original principal amount of $2.3 million issued to Iliad Research and Trading, L.P. in August 2018 (“Iliad Note”), along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note and Iliad Note. The Iliad Note was fully converted to shares of our common stock during 2019 and there was no outstanding balance as of December 28, 2019. As a result, during the first quarter of 2020 compared to the same quarter of 2019, the interest expense decreased.

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

The following tables present selected financial information as of March 28, 2020 and March 30, 2019 and for the first three months of 2020 and 2019 (in thousands):

	March 28,	December 28,
	2020	2019
Cash and cash equivalents	$5,713	$8,966
Convertible promissory note and accrued interest, net	15,921	15,793
Working capital	4,248	5,442

	Three Months Ended
	March 28,	March 30,
	2020	2019
Net cash used in operating activities	$(4,380)	$(4,409)
Net cash used in investing activities	(12)	(25)
Net cash provided by (used in) financing activities	1,289	(377)

Cash Flows from Operating Activities

During the three months ended March 28, 2020, net cash used in operating activities was primarily a result of a net loss of $1.5 million, adjusted for non-cash charges of $0.5 million, which primarily consisted of stock-based compensation, non-cash lease expense, amortization of debt discount and interest accrued on our convertible note. These non-cash activities are offset by net cash outflows from changes in working capital balances of $3.3 million driven predominantly by a $1.4 million increase in accounts receivable due to higher sales in the first quarter of 2020 and a $2.5 million increase in inventories due to higher purchases to support increased sales, partially offset by an increase of $0.6 million in accounts payable.

During the three months ended March 30, 2019, net cash used in operating activities primarily resulted from a net loss of $4.1 million adjusted for net non-cash charges of $0.8 million. These non-cash charges primarily consisted of stock-based compensation, interest accrued on our convertible notes, depreciation and amortization, amortization of debt discounts and non-cash lease expense. These non-cash activities are offset by net cash outflows from changes in working capital balances of $1.1 million driven predominantly from a $1.9 million decrease in accounts payable due to lower purchases and legal fees and payments made toward outstanding legal fees, partially offset by a $0.5 million decrease each in accounts receivable and inventories.

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 28, 2020 and March 30, 2019 was the result of our purchases of property and equipment during the periods.

Cash Flows from Financing Activities

During the three months ended March 28, 2020,  net cash provided by financing activities primarily consisted of $1.5 million in net borrowings under the SVB Credit Agreement, partially offset by $0.1 million in payments of note payable to finance insurance policies.

During the three months ended March 30, 2019, net cash used in financing activities primarily consisted of $0.3 million in net repayments under the SVB Credit Agreement and $0.1 million in payments of note payable to finance insurance policies.

Capital Resources

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into the 2019 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the 2019 Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. As of March 28, 2020, an aggregate of $3.6 million in shares of our common stock was available for purchases over the remaining term under the 2019 Purchase Agreement.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into the 2020 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. As of March 28, 2020, an aggregate of $20 million in shares of our common stock was available for purchases over the remaining term under the 2020 Purchase Agreement.

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

SVB Credit Agreement

On October 31, 2009, we entered into an SVB Credit Agreement, which provides for a revolving line of credit of up to $5.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments as set forth in the SVB Credit Agreement. As of March 28, 2020, the borrowings under the SVB Credit Agreement bear interest at the Wall Street Journal “prime rate” plus 2.75% per annum and mature on April 30, 2021.

As of March 28, 2020, the outstanding borrowings under the SVB Credit Agreement were $4.4 million with additional borrowing availability of $0.1 million. During the three months ended March 28, 2020, we made net borrowings of $1.5 million under the SVB Credit Agreement.

Paycheck Protection Program Loan

On April 23, 2020, we entered into the PPP Note with a principal amount of $0.6 million through Hanmi Bank under the PPP administered by the SBA and established as part of the CARES Act. The PPP Note bears interest at 1.0% per annum and matures in April 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Note is eligible for forgiveness if we meet certain conditions.

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

Our critical accounting policies and estimates are discussed in Note 2 to the condensed consolidated financial statements in this report and in the notes to consolidated financial statements in Part IV, Item 15 of our 2019 Annual Report and in the MD&A in our 2019 Annual Report. There have been no significant changes to our critical accounting policies since our 2019 Annual Report.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 28, 2020.

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended March 28, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market price at which our common stock trades may be influenced by many factors, including, among others, the following:

•	the ongoing impacts of the COVID-19 pandemic;
•	the results of legal proceedings in which we are involved;
•	our operating and financial performance and prospects;
•	investor perceptions of us and the industry in which we operate;
•	our ability to meet investor and analyst expectations for our operating results;
•	the availability and level of research coverage of and market-making in our common stock;
•	changes in buy/sell recommendations by analysts;
•	any financial projections we may provide to the public, any changes to these projections or our failure to meet these projections;
•	our announcement of significant strategic transactions or relationships or the initiation of legal proceedings, including patent infringement actions;
•	general political, economic and market conditions, including volatility or uncertainty in these conditions; and
•	the other risk factors described in this report.

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

As of March 28, 2020, there were 171,295,121 shares of our common stock outstanding, of which 7,288,632 shares of our common stock are subject to outstanding stock options, 2,777,719 shares of our common stock are subject to outstanding unvested restricted stock units, 15,010,012 shares of our common stock are subject to outstanding warrants, and 13,046,137 shares of our common stock subject to an outstanding convertible note. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of May 4, 2020, 5.6% of our outstanding common stock was held by our directors and officers, including 5.2% held by Chun K. Hong, our President, Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

Risks Related to Our Business

We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures.

The novel strain of the coronavirus identified in China in late 2019 (“COVID-19”) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The ultimate impact and efficacy of government measures and potential future measures is currently unknown. We have not been designated as an essential business, and therefore all of our employees are working remotely, which may result in inefficiencies and lost opportunities. In addition, the continued spread of COVID-19, or the occurrence of other epidemics could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and further adversely impact our results of operations.

There are numerous uncertainties associated with the coronavirus outbreak, including the number of individuals who will become infected, whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used, and the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future.  Any or all of the foregoing uncertainties could have a material adverse effect on our results of operations, financial position and/or cash flows.

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

To support our activities in the near term, we expect to rely on cash generated from our business and proceeds from issuances of debt and equity securities, including our equity lines with Lincoln Park, and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

Our first ITC action was resolved in January 2018 with a final determination of no infringement of the patents asserted in this action. The Company appealed this final determination to the Court of Appeals for the Federal Circuit where on December 12, 2019, the CAFC dismissed our appeal as moot. In our second ITC action, the ITC terminated the investigation in April 2018, but then restarted the investigation in May 2018 following a Remand order from the ITC Commission and it remains ongoing. Netlist received a final determination on April 7, 2020 finding no violation of section 337 of the Tariff Act of 1930, as amended in its second ITC proceeding. Although other court proceedings remain ongoing, the loss of the first and second ITC actions could negatively impact our prospects for positive results in these other proceedings. Moreover, if we do not achieve a positive result in other proceedings, then we will have invested significant time and funds in the first and second ITC actions that will not be recovered with any cash returns.

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

We have taken steps intended to solidify our position and strategy in connection with our proceedings against SK hynix. In May 2017, we established a funding arrangement with TRGP, which generally provides that TRGP will directly fund the costs incurred by us or on our behalf in connection with certain of our SK hynix proceedings (including our first ITC action and our U.S. district court proceedings, but excluding our second ITC action and our proceedings in international courts), and in exchange for such funding, we agreed to pay to TRGP the amount of its funding plus an escalating premium if and when we recover any proceeds from the funded proceedings, and we have granted to TRGP a first-priority lien on the claims underlying the funded proceedings and any proceeds received from the funded proceedings and a second-priority lien on our patents that are the subject of the funded proceedings. We established this funding arrangement in order to provide us with increased security that we will be able to vigorously pursue our claims against SK hynix through their final resolution, but the arrangement also involves certain risks, including, among others, our obligation to use a portion of any proceeds we may receive from these proceedings to repay the funded amounts at a premium. On January 29, 2020, Netlist, Inc. and TRGP entered into a First Amendment to the funding arrangement. Under the First Amendment, the parties agreed to modify the recovery sharing formula related to claims against SK hynix. Our arrangement with TRGP only covers fees incurred in connection with certain of our outstanding proceedings against SK hynix, and we are responsible for funding costs related to our other outstanding proceedings and any future actions we may file. As a result, our ability to fund all of our proceedings against SK hynix may be limited to our own cash resources, in which case we may be forced to severely limit our pursuit of these claims and/or our other operations.

In addition, in April 2017, we adopted a rights agreement to implement a standard “poison pill.” In general terms, for so long as the rights issued under the rights agreement are outstanding, the rights agreement prevents any person or group from acquiring a significant percentage of our outstanding capital stock or attempting a hostile takeover of our Company by significantly diluting the ownership percentage of such person or group. The rights agreement, as amended, expires on April 17, 2021. As a result, the rights agreement has a significant anti-takeover effect. Our board of directors approved the rights agreement as part of our strategy in connection with our proceedings against SK hynix, with the intent of disconnecting our market capitalization from the damages calculations and any settlement negotiations that may develop in connection with these proceedings. However, the rights agreement may not have the intended, or any, impact on these proceedings or any related settlement negotiations, but would have the anti-takeover effect of any standard “poison pill” and thus would involve the risks associated with these anti-takeover effects, which are described elsewhere in these risk factors.

We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others.

As is common in the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. We are currently involved in litigation and proceedings at the U.S. Patent and Trademark Office (“USPTO”) and Patent Trial and Appeal Board based on alleged third-party infringement of our patents, and lawsuits claiming we are infringing others’ intellectual property rights also have been and may in the future be brought against us.

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

We may experience supply shortages at any time and for a variety of reasons, including, among others, spikes in customer demand that cannot be satisfied, any problems that arise with Samsung’s manufacturing operations or facilities that cause disruptions or delays, including from the recent COVID-19 pandemic, or any failure to comply with the terms of the JDLA regarding the supply of these products. If we choose, or if we are forced, to seek to supply the component products we resell from other suppliers, we may not be able to identify other suppliers that are available and able to produce the particular components with the specific product specifications and in the quantities our customers require, or we may not be able to make arrangements with any other suppliers in a timely manner to avoid delays in satisfying customer orders. Further, even if we are able to make arrangements with other suppliers for sufficient component products to replace any undersupply from Samsung, we may not be able to make these arrangements on financial and other terms comparable to those we have negotiated with Samsung under the JDLA. As a result, any inability to obtain sufficient component products from Samsung could increase our cost of sales for component product resales if we are forced to pay higher prices to obtain the products from other suppliers. Moreover, all of our supply arrangements for these component products, including the terms of the JDLA and any arrangements we may establish with other suppliers, are subject to the other supply and manufacturing risks discussed elsewhere in these risk factors.

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

Our ability to fulfill customer orders for or produce qualification samples of our memory subsystem products, as well as orders for the component products we resell, is dependent on a sufficient supply of SSDs, FPGAs, ASICs, DRAM ICs and NAND flash, which are essential components of our memory subsystems. We have no long‑term supply contracts for any of these component products. Further, there are a relatively small number of suppliers of these components, and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, including an affiliate of Samsung, from which we obtained a large portion of our component products purchased for resale and our total inventory purchases in 2017 and 2019. We also use consumables and other components, including PCBs, to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

From time to time, shortages in SSDs, DRAM ICs and NAND flash have required some suppliers to limit the supply of these components. In the past, we have experienced supply chain disruptions and shortages of SSDs, DRAM and NAND flash required to create certain of our memory subsystem products, and we have been forced to procure the component products we resell from other suppliers to the extent sufficient product is not available from Samsung to meet customer demand or in the event of other Samsung supply issues. We are continually working to secure adequate supplies of the components necessary to fill customers’ orders in a timely manner. If we are unable to obtain a sufficient supply of SSDs, DRAM ICs, NAND flash or other essential components, as a result of a natural disaster, political unrest military conflict, medical epidemics, such as the COVID-19 pandemic, climate change, economic instability, equipment failure or other cause, to avoid interruptions or failures in the delivery of our products as required by our customers or the delivery of these components to customers to whom we resell them directly, these customers may reduce future orders for these products or not purchase these products from us at all, which could cause our net product sales to decline and harm our operating results. In addition, our reputation could be harmed due to failures to meet our customers’ demands and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business and we may lose market share to our competitors. Further, if our suppliers are unable to produce qualification samples of our products on a timely basis or at all, we could experience delays in the qualification process with existing or prospective customers, which could have a significant impact on our ability to sell our products. Moreover, if we are not able to obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, we may not be able to develop or introduce new products, we may experience significant increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers, or we may be forced to cease our sales of products dependent on the components or resales of the components we sell to customers directly.

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

Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including ongoing effects of the COVID-19 pandemic and the cyclical nature of and volatility in the memory market and semiconductor industry.

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

Additionally, we could experience a prolonged disruption, material malfunction, interruption or other loss of operations at our manufacturing facility for any number of reasons, including the occurrence of a contagious disease or illness, such as COVID-19, or catastrophic weather events, or we may need to add manufacturing capacity to satisfy any increased demand for our products. Under these circumstances, we may be forced to rely on third parties for our manufacturing needs, which could increase our manufacturing costs, decrease our gross margin, decrease our control over manufacturing processes, limit our ability to satisfy customer requirements and demand and delay new product development until we could secure a relationship with a third-party manufacturer, which we may not be able to do in a timely manner, on acceptable terms or at all. If any of these risks occur, our operations, performance and customer relationships could be severely harmed.

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

Components that are used in our products, as well as all of the component products we resell, are designed and manufactured by third parties. In addition, some of our memory subsystem products rely on significantly customized components. The ability and willingness of third parties to enter into these engagements with us and perform in accordance with these engagements is largely outside our control. If one or more of our design or manufacturing partners experiences a manufacturing disruption for any number of factors including labor disruptions, catastrophic weather events and the occurrence of a contagious disease or illness, such as COVID-19, fails to dedicate adequate resources to the production of the components we use in our products or the components we resell, experiences financial instability or otherwise fails to perform its obligations to us in a timely manner or at satisfactory quality levels, our ability to bring products to market or deliver products to our customers, as well as our reputation, could suffer and our business and prospects could be materially harmed. In the event of any failure by our component manufacturers, we may have no readily available alternative source of supply for these components, since, in our experience, the lead time needed to establish a relationship with a new design or manufacturing partner is substantial, and the time for our OEM customers to re-qualify our products with components from a new vendor is also significant. Additionally, even if an alternative manufacturer is available, we may not be able to engage the manufacturer on acceptable terms, which could result in increased costs, timing requirements or other adverse changes. Further, we may not be able to redesign the customized components used in our products to be manufactured by a new manufacturer, in which case we could infringe on the intellectual property of our current design or manufacturing partner when we manufacture the products with a new design or manufacturing partner. Such an occurrence could force us to stop selling certain of our products or could expose us to lawsuits, license payments or other liabilities.

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

Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations, as we are operating in business and regulatory environments in which we have limited experience and that may impose materially different requirements. Further, the geographic distance from our headquarters in Irvine, California, compounds the difficulties of maintaining a manufacturing operation in the PRC. For instance, we may not be able to maintain the desired amount of control over production capacity and timing, inventory levels, product quality, delivery schedules, manufacturing yields or costs. Moreover, we will need to continue to overcome language and cultural barriers to effectively conduct these international operations. Failures in any of these areas could result in legal consequences or production delays and increased turnaround times, which could adversely affect our business. In addition, changes to the labor or other laws of the PRC or the economic and political conditions in the PRC, including increased industrialization in recent years, natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as COVID-19, and other catastrophic events, could increase the costs of employing a local workforce or conducting our manufacturing operations in the PRC. Any of these factors could negatively impact any cost savings we experience from locating our manufacturing facility in the PRC. Additionally, our management has limited experience creating or overseeing foreign operations generally, and the ongoing administration and operation of our PRC facility may require substantial amounts of time and attention by our management team, particularly if we encounter operational, legal or cultural difficulties or disruptions at our PRC facility.

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

Item 6.Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	08/15/2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	08/17/2018
3.1.2	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	08/15/2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	12/20/2012
4.1	Form of Warrant Agreement to Purchase Common Stock.		8-K	001-33170	09/14/2018
10.1§	First Amendment to Investment Agreement, dated January 23, 2020, by and between Netlist, Inc. and TR Global Funding V, LLC	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
32+	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

+Furnished herewith.

§Certain confidential portions of this exhibit were omitted by means of marking such portions with “[***]” because the identified portions are not material and would likely be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2020	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)