Form 10-Q
period 2020-06-27
NETLIST INC
filed 2020-08-11
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

or

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻   No ⌧

As of August 3, 2020, there were 192,997,288 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 27, 2020

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)
	June 27,	December 28,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$7,153	$8,966
Restricted cash	3,200	2,750
Accounts receivable, net of allowances of $69 (2020) and $61 (2019)	1,889	3,672
Inventories	6,090	3,496
Prepaid expenses and other current assets	378	627
Total current assets	18,710	19,511
Property and equipment, net	220	286
Operating lease right-of-use assets	340	968
Other assets	1,376	1,376
Total assets	$20,646	$22,141

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$9,052	$9,134
Revolving line of credit	1,342	2,990
Accrued payroll and related liabilities	1,269	740
Accrued expenses and other current liabilities	664	793
Current portion of long-term debt and note payable	426	412
Total current liabilities	12,753	14,069
Long-term debt	16,403	15,793
Operating lease liabilities	—	498
Other liabilities	136	144
Total liabilities	29,292	30,504
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 181,013 (2020) and 169,539 (2019) shares issued and outstanding	181	169
Additional paid-in capital	182,163	179,086
Accumulated deficit	(190,990)	(187,618)
Total stockholders' deficit	(8,646)	(8,363)
Total liabilities and stockholders' deficit	$20,646	$22,141

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net sales	$10,906	$5,512	$25,537	$10,617
Cost of sales	9,080	5,108	21,602	9,934
Gross profit	1,826	404	3,935	683
Operating expenses:
Research and development	698	565	1,352	1,155
Intellectual property legal fees	848	1,093	1,473	2,588
Selling, general and administrative	1,957	2,004	4,178	3,977
Total operating expenses	3,503	3,662	7,003	7,720
Operating loss	(1,677)	(3,258)	(3,068)	(7,037)
Other expense, net:
Interest expense, net	(150)	(258)	(298)	(530)
Other expense, net	(2)	(2)	(5)	(1)
Total other expense, net	(152)	(260)	(303)	(531)
Loss before provision for income taxes	(1,829)	(3,518)	(3,371)	(7,568)
Provision for income taxes	1	1	1	1
Net loss	$(1,830)	$(3,519)	$(3,372)	$(7,569)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Weighted-average common shares outstanding:
Basic and diluted	175,485	140,773	172,602	139,906

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2019	—	$—	169,539	$169	$179,086	$(187,618)	$(8,363)
Stock-based compensation	—	—	—	—	206	—	206
Restricted stock units vested and distributed	—	—	362	—	—	—	—
Tax withholdings related to net share settlements of equity awards	—	—	(135)	—	(32)	—	(32)
Issuance of commitment shares	—	—	1,529	2	(2)	—	—
Net loss	—	—	—	—	—	(1,542)	(1,542)
Balance, March 28, 2020	—	—	171,295	171	179,258	(189,160)	(9,731)
Stock-based compensation	—	—	—	—	164	—	164
Tax withholdings related to net share settlements of equity awards	—	—	(63)	—	(10)	—	(10)
Issuance of common stock, net	—	—	9,781	10	2,751	—	2,761
Net loss	—	—	—	—	—	(1,830)	(1,830)
Balance, June 27, 2020	—	$—	181,013	$181	$182,163	$(190,990)	$(8,646)

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

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 27,	June 29,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,372)	$(7,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	92
Interest accrued on convertible promissory notes	150	230
Amortization of debt discounts	106	270
Non-cash lease expense	263	283
Stock-based compensation	370	539
Changes in operating assets and liabilities:
Accounts receivable	1,783	511
Inventories	(2,594)	652
Prepaid expenses and other current assets	260	137
Accounts payable	(82)	(1,397)
Accrued payroll and related liabilities	529	(62)
Accrued expenses and other current liabilities	(270)	(352)
Net cash used in operating activities	(2,782)	(6,666)
Cash flows from investing activities:
Acquisition of property and equipment	(9)	(45)
Net cash used in investing activities	(9)	(45)
Cash flows from financing activities:
Net repayments under line of credit	(1,648)	(233)
Proceeds from issuance of long-term debt	637	—
Payments on note payable	(280)	(248)
Proceeds from issuance of common stock, net	2,761	—
Proceeds from exercise of stock options	—	22
Payments for taxes related to net share settlement of equity awards	(42)	—
Net cash provided by (used in) financing activities	1,428	(459)
Net change in cash, cash equivalents and restricted cash	(1,363)	(7,170)
Cash, cash equivalents and restricted cash at beginning of period	11,716	16,652
Cash, cash equivalents and restricted cash at end of period	$10,353	$9,482

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$7,153	$7,432
Restricted cash	3,200	2,050
Cash, cash equivalents and restricted cash at end of period	$10,353	$9,482

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

Liquidity

The Company incurred net loss of $1.8 million and $3.4 million for the three and six months ended June 27, 2020 and $12.5 million and $17.1 million for the fiscal years ended December 28, 2019 and December 29, 2018, respectively. The Company has historically financed its operations primarily with revenues generated from operations, including product sales, and proceeds from issuances of debt and equity securities (see Notes 5 and 8). The Company has also funded its operations with a revolving line of credit under a bank credit facility, and a funding arrangement for costs associated with certain of its legal proceedings (see Notes 4, 5 and 7).

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

On April 23, 2020, the Company entered into an unsecured promissory note with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) (“PPP Loan”) administered by the Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (see Note 5).

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

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to June 27, 2020, through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto.

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

●	Level 1 – inputs are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2 – inputs are based on quoted prices of similar instruments in active markets, quoted prices for identical or similar instruments in market that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – inputs are generally unobservable inputs for the asset or liability, which are typically based on management’s estimates of assumptions that market participants would use in pricing the assets and liabilities. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, a revolving line of credit, PPP Loan and convertible promissory notes. Cash equivalents consist of short-term investments with original maturities of three months or less and restricted cash consists of cash to secure standby letters of credit (see Note 4). The carrying value of these instruments approximates their fair value due to their short-term nature. The fair value of the revolving line of credit, the PPP Loan and convertible promissory note is estimated by using current applicable rates for similar instruments as of the balance sheet date and an assessment of the credit rating. The carrying value of the revolving line of credit as of June 27, 2020 and December 28, 2019 and the PPP Loan as of June 27, 2020 approximates fair value because the interest rate yield is near current market rates for comparable debt instruments. The fair value of the convertible promissory note is estimated by using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities and is classified in Level 2 of the valuation hierarchy. The carrying value and estimated fair value of the secured convertible promissory note as of June 27, 2020 were $14.7 million and $12.3 million, respectively. The carrying value and estimated fair value of the secured convertible promissory note as of December 28, 2019 were $14.6 million and $11.7 million, respectively.

Other Significant Accounting Policies

The Company’s other significant accounting policies were reported in the 2019 Annual Report and have not changed materially from the policies previously reported.

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	June 27,	December 28,
	2020	2019
Raw materials	$1,197	$1,052
Work in process	—	25
Finished goods	4,893	2,419
	$6,090	$3,496

Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Numerator: Net loss	$(1,830)	$(3,519)	$(3,372)	$(7,569)
Denominator: Weighted-average common shares outstanding—basic and diluted	175,485	140,773	172,602	139,906
Net loss per share—basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

The table below shows potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion of the SVIC Note and the Iliad Note (see Note 5) using the “if-converted” method, and the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). These potential weighted average common share equivalents have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Weighted average common share equivalents	13,237	18,263	13,314	18,440

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Resales of third-party products	$6,367	$4,592	$17,263	$8,545
Sale of the Company's modular memory subsystems	4,539	920	8,274	2,072
Total net sales	$10,906	$5,512	$25,537	$10,617

Major Customers and Products

The Company’s net sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net sales made to customers that each comprise 10% or more of total net sales:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Customer A	22%	*	16%	*
Customer B	*	*	*	10%
*	Less than 10% of net sales during the period.

As of June 27, 2020, three customers represented 22%, 13% and 11% of aggregate gross receivables, respectively. As of December 28, 2019, one customer represented approximately 25% of aggregate gross receivables. The loss of the significant customers or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and six months ended June 27, 2020, resales of these products represented approximately 58% and 68% of net sales, respectively. For the three and six months ended June 29, 2019, they represented approximately 83% and 80% of net sales, respectively.

Cash Flow Information

The following table sets forth supplemental disclosure of non-cash financing activities:

	Six Months Ended
	June 27,	June 29,
	2020	2019
Common stock issued on conversion of convertible note payable and accrued interest	$—	$600

Note 4—Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as the same may from time to time be amended, modified, supplemented or restated, the “SVB Credit Agreement”), which provides for a revolving line of credit up to $5.0 million. The borrowing base is limited to 85% of the eligible accounts receivable, subject to certain adjustments. As of June 27, 2020, the borrowings under the SVB Credit Agreement bear interest based on the Wall Street Journal “prime rate” plus 2.75% and mature on April 30, 2021 (amended from March 30, 2020 on February 27, 2020). The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of June 27, 2020 and December 28, 2019, (i) outstanding letters of credit were $3.2 million and $2.8 million, respectively, (ii) outstanding borrowings were $1.3 million and $3.0 million, respectively, and (iii) availability under the revolving line of credit was $0.1 million and $0.2 million, respectively.

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

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of June 27, 2020, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	June 27,	December 28,
	2020	2019
Secured convertible note, due December 2021, including accrued interest of $1,382 (2020) and $1,233 (2019), respectively	$16,382	$16,233
Paycheck protection program loan, due April 2022, including accrued interest of $1	638	—
Notes payable	143	412
Unamortized debt discounts and issuance costs	(334)	(440)
	16,829	16,205
Less: current portion	(426)	(412)
	$16,403	$15,793

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

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized to interest expense over the term of the SVIC Note using the interest method. For the three and six months ended June 27, 2020, interest expense related to the amortization of the issuance costs associated with the liability component was not material. The effective interest rate, including accretion of the SVIC Note to par and amortization of debt issuance costs, was approximately 3.4%. As of June 27, 2020, the outstanding principal and accrued interest on the SVIC Note was $16.4 million, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $16.1 million.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of June 27, 2020, the Company was in compliance with its covenants under the SVIC Note.

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

Paycheck Protection Program Loan

On April 23, 2020, the Company entered into the PPP Loan with a principal amount of $0.6 million through Hanmi Bank under the PPP administered by the SBA and established as part of the CARES Act. The PPP Loan bears interest at 1.0% per annum and matures on April 23, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is guaranteed by the SBA and is eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the proceeds. The PPP Loan contains customary events of default, and the occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan.

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$151	$159	$305	$318
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	150	148	301	295
Right-of-use assets obtained in exchange for lease obligations
Finance leases	—	96	—	96
Lease modification to decrease ROU assets	365	—	365	—

For the three and six months ended June 27, 2020 and June 29, 2019, finance lease costs and cash flows from finance lease were immaterial.

Supplemental balance sheet information related to leases was as follows:

	June 27,	December 28,
(in thousands)	2020	2019
Operating Leases
Operating lease right-of-use assets	$340	$968
Accrued expenses and other current liabilities	$371	$511
Operating lease liabilities	—	498
Total operating lease liabilities	$371	$1,009

Finance Leases
Property and equipment, at cost	$96	$96
Accumulated depreciation	(24)	(14)
Property and equipment, net	$72	$82
Accrued expenses and other current liabilities	$18	$18
Other long-term liabilities	56	65
Total finance lease liabilities	$74	$83

Weighted Average Remaining Lease Term (in years)
Operating lease	0.8	2.1
Finance lease	3.8	4.3

Weighted Average Discount Rate
Operating lease	6.2%	7.9%
Finance lease	5.1%	5.1%

Maturities of lease liabilities as of June 27, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020 (remaining 6 months)	$260	$11
2021	120	22
2022	—	22
2023	—	22
2024	—	5
Total lease payments	380	82
Less: imputed interest	(9)	(8)
Total	$371	$74

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

Google Litigation

On December 4, 2009, the Company filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “Northern District Court”), seeking damages and injunctive relief based on Google’s alleged infringement of the Company’s U.S. Patent No. 7,619,912 (the “‘912 patent”), which relates generally to technologies to implement rank multiplication. In February 2010, Google answered the Company’s complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on the Company’s activities in the Joint Electron Device Engineering Council (“JEDEC”) standard-setting organization. The counterclaim seeks unspecified compensatory damages. Accruals have not been recorded for loss contingencies related to Google’s counterclaim because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated. In October 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. The reexamination proceedings are described below. In connection with the reexamination request, the Northern District Court granted the Company’s and Google’s joint request to stay the ‘912 patent infringement lawsuit against Google until the completion of the reexamination proceedings. On January 31, 2019, the PTAB, in response to Google’s rehearing request, denied rehearing of the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent. On April 16, 2019, Google filed an appeal to this decision. On June 15, 2020, the United States Court of Appeals for the Federal Circuit affirmed the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent.

Inphi Litigation

On September 22, 2009, the Company filed a patent infringement lawsuit against Inphi Corporation (“Inphi”) in the U.S. District Court for the Central District of California (the “Central District Court”). The complaint, as amended, alleges that Inphi is contributorily infringing and actively inducing the infringement of U.S. patents owned by the Company, including the ‘912 patent, U.S. Patent No. 7,532,537 (the “‘537 patent”), which relates generally to memory modules with load isolation and memory domain translation capabilities, and U.S. Patent No. 7,636,274 (the “‘274 patent”), which is related to the ‘537 patent and relates generally to load isolation and memory domain translation technologies. The Company is seeking damages and injunctive relief based on Inphi’s use of the Company’s patented technology. Inphi denied infringement and claimed that the three patents are invalid. In June 2010, Inphi requested and was later granted Inter Partes Reexaminations of the ‘912, ‘537 and ‘274 patents by the USPTO. The reexamination proceedings are described below (except for the reexamination proceeding related to the ‘537 patent, which have concluded with the confirmation of all of the claims of such patent). In connection with the reexamination requests, Inphi filed a motion to stay the patent infringement lawsuit with the Central District Court until completion of the reexamination proceedings, which was granted. On April 16, 2019, Inphi filed an appeal to the PTAB’s January 31, 2019 decision upholding the validity of claims in Netlist’s ‘912 patent. On June 15, 2020, the United States Court of Appeals for the Federal Circuit affirmed the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent.

‘912 Patent Reexamination

As noted above, in April 2010, June 2010 and October 2010, Google and Inphi submitted requests for an Inter Partes Reexamination of the ‘912 patent by the USPTO, claiming that the ‘912 patent is invalid and requesting that the USPTO reject the patent’s claims and cancel the patent. Additionally, in October 2010, Smart Modular, Inc. (“Smart Modular”) submitted another such reexamination request. On January 18, 2011, the USPTO granted such reexamination requests, and in February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 patent reexaminations into a single proceeding. On March 21, 2014, the USPTO issued an Action Closing Prosecution (“ACP”), an office action that states the USPTO examiner’s position on patentability and closes further prosecution, and on June 18, 2014 the USPTO issued a Right of Appeal Notice (“RAN”), a notice that triggers the rights of the involved parties to file a notice of appeal to the ACP, each of which confirmed the patentability of 92 of the ‘912 patent’s claims and rejected the patent’s 11 other claims. The parties involved filed various notices of appeal, responses and requests, and on November 24, 2015, the PTAB held a hearing on such appeals. On May 31, 2016, the PTAB issued a decision affirming certain of the examiner’s decisions and reversing others. On February 9, 2017, the PTAB granted the Company’s request to reopen prosecution before the USPTO examiner and remanded the consolidated proceeding to the examiner to consider the patentability of certain of the pending claims in view of the PTAB’s May 31, 2016 decision and comments from the parties. On October 3, 2017, the examiner issued a determination as to the patentability of certain of the pending claims, which were found to be unpatentable. On June 1, 2018, the PTAB reversed the Examiner and found the pending amended claims to be patentable. On July 2, 2018, Google requested rehearing of the PTAB’s decision. On January 31, 2019 the PTAB, in response to Google’s rehearing request, denied rehearing of the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent. On April 16, 2019, Inphi and Google filed an appeal to the ‘912 patent decision. On June 15, 2020, the United States Court of Appeals for the Federal Circuit affirmed the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent. Accruals have not been recorded for loss contingencies related to the ‘912 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

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

All of the IPRs filed by SanDisk, Diablo and SMART Modular associated with the Asserted Patents with Patent Nos. ending in ‘185, ‘187 and ‘833 have been resolved in the Company’s favor and are no longer pending. The IPRs associated with the Asserted Patents with Patent Nos. ending in ‘150, ‘434, ‘501 and ‘536, and the appeals therefrom, have also concluded, with the Board confirming the patentability of several asserted claims. The litigation, however, remains stayed pending resolution of IPRs filed by Hynix on the same or related patents. On December 8, 2017, Diablo filed for bankruptcy, and on November 9, 2018, the Northern District Court dismissed all claims against Diablo without prejudice. The Company’s patent infringement claims as to all Asserted Patents against SMART Storage Systems and SanDisk was dismissed on May 19. 2020.

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

On January 11, 2018, the ITC set a 19-month target date of July 3, 2019 for an investigation related to the Second ITC Action, with a final initial determination for the Second ITC Action being filed no later than March 1, 2019. Based on this target date, the ITC scheduled a hearing on the merits of the investigation related to the Second ITC Action to begin on November 9, 2018 and conclude on November 19, 2018. On April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the Second ITC Action in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the Administrative Law Judge (“ALJ”) to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019. On February 8, 2019, Chief Administrative Law Judge of the ITC issued an Order in Investigation No. 337-TA-1089 denying SK hynix’s motion for “Summary Determination of Non Infringement of Netlist’s U.S. Patent No. 9,535,623 Based On Issue Preclusion.” On March 12, 2019, the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. The trial recommenced on July 15, 2019 and ended on July 19, 2019. On October 21, 2019, the ITC issued an initial determination for the Second ITC Action, finding infringement by SK hynix of asserted Netlist U.S. Patent No. 9,606,907 (the “‘907 Patent”) resulting in a violation of Section 337 of the Tariff Act. On January 31, 2020, the ITC issued a Notice of Commission Determination regarding Investigation No. 337-TA-1089, which stated the ITC would review in part the positive Final Initial Determination and extended the target date for completion of the Investigation from February 21, 2020 to April 7, 2020. On April 7, 2020, the ITC issued a Notice of the Commission’s Final Determination regarding its Investigation No. 337-TA-1089 of SK hynix enterprise memory products. The Notice stated that the ITC found no violation of section 337 of the Tariff Act of 1930, as amended and that the investigation is therefore terminated. Netlist has elected not to appeal this decision.

Between December 30, 2016 and January 20, 2017, SK hynix filed numerous petitions in the USPTO requesting IPR of certain of the Company’s patents, including the patents asserted in the First ITC Action and the Central District Court proceedings, which have now concluded and certain of which are now on appeal to the Court of Appeals for the Federal Circuit. Between December 19, 2017 and February 7, 2018, SK hynix filed additional petitions in the USPTO requesting IPR of the patents asserted in the Second ITC Action which are now proceeding. On March 21, 2019, the PTAB issued a Final Written Decision finding Netlist’s U.S. Patent No. 9,535,623 invalid. Netlist has elected not to continue appealing this decision. On June 27, 2019, the PTAB issued Final Written Decisions on two IPR proceedings regarding Netlist’s U.S. Patent No. 9,606,907 (the “‘907 Patent”) based on the reference Ellsberry, holding that claims 1-39 and 42-65 of the ‘907 Patent are unpatentable, but claims 40 and 41 are not unpatentable. On July 12, 2019, Netlist filed a Motion to Terminate under 35 U.S.C. § 315(e)(1) the remaining two IPR proceedings regarding the ‘907 Patent based on the references Halbert and Amidi. On July 19, 2019, SK hynix filed and served their opposition to Netlist’s Motion to Terminate. The PTAB issued a decision to Terminate IPR IPR2018-0036 on August 5, 2019.

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

On March 17, 2020, Netlist filed legal proceedings alleging patent infringement against SK hynix in the U.S. District Court for the Western District of Texas based on the infringement of Netlist U.S. Patent No. 9,858,218 and U.S. Patent No. 10,474,595 by SK hynix RDIMM and LRDIMM memory products. The case has been assigned to the Hon. Alan D. Albright and is Case No. 6:20-cv-00194-ADA.

On June 15, 2020, Netlist filed a second round of legal proceedings alleging patent infringement against SK hynix in the U.S. District Court for the Western District of Texas based on the infringement of Netlist U.S. Patent No. 10,217,523 by SK hynix LRDIMM memory products. The case has been assigned to the Hon. Alan D. Albright and is Case No. 6:20-cv-00525-ADA.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of June 27, 2020 or December 28, 2019.

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

Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company, when exercisable and subject to adjustment, one unit consisting of one one-thousandth of a share (a “Unit”) of Series A Preferred Stock of the Company (the “Preferred Stock”), at a purchase price of $6.56 per Unit, subject to adjustment. Subject to the provisions of the Rights Agreement, including certain exceptions specified therein, a distribution date for the Rights (the “Distribution Date”) will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired or otherwise obtained beneficial ownership of 15% or more of the then-outstanding shares of the Company’s common stock, and (ii) 10 business days (or such later date as may be determined by the Company’s board of directors) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and, unless earlier redeemed or exchanged by the Company pursuant to the terms of the Rights Agreement (as amended on April 16, 2018 and April 16, 2019) will expire on the close of business on April 17, 2021.

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

Common Stock

The Company has one class of common stock with a par value of $0.001 per share. On August 7, 2020, the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of shares of the common stock authorized for issuance from 300,000,000 to 450,000,000.

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

During the six months ended June 27, 2020 and subsequent to June 27, 2020, Lincoln Park did not purchase shares of the Company’s common stock under the 2019 Purchase Agreement.

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

During the six months ended June 27, 2020, Lincoln Park purchased an aggregate of 9,651,964 shares of the Company’s common stock for a net purchase price of $2.8 million under the 2020 Purchase Agreement. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 128,790 shares of its common stock as additional commitment shares in noncash transactions. Subsequent to June 27, 2020, Lincoln Park purchased an aggregate of 13,198,158 shares of the Company’s common stock for a net purchase price of $9.0 million under the 2020 Purchase Agreement. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 414,642 shares of its common stock as additional commitment shares in noncash transactions.

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

Warrants

As of June 27, 2020, there were outstanding warrants to purchase an aggregate of 15,010,012 shares of the Company’s common stock with a weighted-average exercise price of $0.62. There were no activities during the six months ended June 27, 2020.

Note 9—Stock-Based Awards

As of June 27, 2020, the Company had 2,456,572 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSAs granted under the 2006 Plan vest annually on each anniversary of the grant date over a two-year term. RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-year term, and RSUs granted for independent directors fully-vest on the grant date.

Stock Options

The following table summarizes the activity related to stock options during the six months ended June 27, 2020:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 28, 2019	7,357	$1.17
Granted	50	0.18
Exercised	—	—
Expired or forfeited	(715)	0.87
Outstanding as of June 27, 2020	6,692	1.20

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the activity related to RSAs and RSUs during the six months ended June 27, 2020:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Outstanding as of December 28, 2019	3,066	$0.52
Granted	375	0.31
Vested	(626)	0.44
Forfeited	(90)	0.42
Outstanding as of June 27, 2020	2,725	0.51

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Cost of sales	$4	$7	$7	$14
Research and development	44	45	91	96
Selling, general and administrative	116	145	272	429
Total	$164	$197	$370	$539

As of June 27, 2020, the Company had approximately $1.4 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.7 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical facts and often address future events or our future performance. Words such as "anticipate," "estimate," "expect," "project," "intend," "may," “will,” “might,” "plan," "predict," "believe," "should," “could” and similar words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements contained in this MD&A include statements about, among other things:

●	specific and overall impacts of the COVID-19 pandemic on our financial condition and results of operations;
●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio, including our pending proceedings against SK hynix Inc., a South Korean memory semiconductor supplier (“SK hynix”);
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

During the second quarter of 2020, we recorded net sales of $10.9 million, gross profit of $1.8 million and net loss of $1.8 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues, including from product sales and a non-recurring engineering (“NRE”) fee from our November 2015 joint development and license agreement (“JDLA”) with Samsung Electronics Co., Ltd (“Samsung”). We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Recent Developments” and “Liquidity and Capital Resources” below for more information.

Recent Developments

Developments relating to SK hynix Proceedings

We have taken action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and two of its subsidiaries in the U.S. International Trade Commission (“ITC”), U.S. district court and the courts of Germany. In our second ITC action against SK hynix, on April 12, 2018, the ITC granted SK hynix’s motion for summary determination of non-infringement and terminated the investigation in its entirety. On April 23, 2018, the Company filed a petition seeking ITC review of this decision. On May 29, 2018, the ITC Commission remanded the Second ITC Action back to the ALJ to resolve the parties’ claim construction disputes and continue the investigation. On June 14, 2018, the ITC extended the target date for the final determination to August 5, 2019, with a final initial determination due by April 5, 2019. Based on this extended target date, the ITC scheduled a hearing on the merits to begin on December 14, 2018 and conclude on December 21, 2018. On September 13, 2018, the ITC rescheduled the hearing on the merits to begin on January 14, 2019 and conclude on January 18, 2019. On January 29, 2019, due to the government shutdown, the ITC again rescheduled the hearing on the merits to begin on March 11, 2019 and conclude on March 15, 2019. On March 12, 2019 the ALJ postponed the trial due to reasons unrelated to the dispute between the parties. The trial recommenced on July 15, 2019 and ended on July 19, 2019. An initial determination regarding our second ITC action against SK hynix was issued on October 21, 2019. In the initial determination, the Chief Administrative Law Judge found in Netlist’s favor held there was a violation of Section 337 of the Tariff Act of 1930 as amended with respect to U.S. Patent No. 9,606,907 and alternatively found there was no violation with respect to U.S. Patent No. 9,535,623. A final determination regarding our second ITC action against SK Hynix was issued on April 7, 2020. In the final determination, the ITC found no violation of section 337 of the Tariff Act of 1930, as amended with respect to U.S. Patent No. 9,606,907. Netlist has elected not to appeal this decision.

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

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into a purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. During the six months ended June 27, 2020 and subsequent to June 27, 2020, Lincoln Park did not purchase shares of our common stock under the 2019 Purchase Agreement.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into another purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. As consideration for entering into the 2020 Purchase Agreement, we issued to Lincoln Park 1,529,052 shares of our common stock as initial commitment shares in a noncash transaction on March 6, 2020 and will issue up to 917,431 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares. During the six months ended June 27, 2020, Lincoln Park purchased an aggregate of 9,651,964 shares of our common stock for a net purchase price of $2.8 million under the 2020 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 128,790 shares of our common stock as commitment shares in noncash transactions.

Subsequent to June 27, 2020, Lincoln Park purchased an aggregate of 13,198,158 shares of our common stock for a net purchase price of $9.0 million under the 2020 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 414,642 shares of our common stock as commitment shares in noncash transactions.

Paycheck Protection Program Loan

On April 23, 2020, we entered into an unsecured promissory note with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) (“PPP Loan”) administered by the Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan bears interest at 1.0% per annum and matures in April 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is eligible for forgiveness if we meet certain conditions.

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

Impact of COVID-19 on our Business

The impact of the coronavirus disease (“COVID-19”) pandemic will have on our consolidated results of operations is uncertain. Although we initially observed demand increases in our products, we anticipate that the global health crisis caused by COVID-19 may negatively impact business activity across the globe. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of such alterations or modifications may have on our business, consolidated results of operations, financial condition, and liquidity.

Summary Results of Operations

	Three Months Ended			Six Months Ended
	June 27,	June 29,	%	June 27,	June 29,	%
(dollars in thousands, except per share amounts)	2020	2019	Change	2020	2019	Change
Net sales	$10,906	$5,512	98%	$25,537	$10,617	141%
Gross profit	1,826	404	352%	3,935	683	476%
Operating loss	(1,677)	(3,258)	(49%)	(3,068)	(7,037)	(56%)
Net loss	(1,830)	(3,519)	(48%)	(3,372)	(7,569)	(55%)
Net loss per share—basic and diluted	(0.01)	(0.02)	(50%)	(0.02)	(0.05)	(60%)

Net Sales and Gross Profit

Net sales, cost of sales and gross profit for the three and six months ended June 27, 2020 and June 29, 2019 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 27,	June 29,	%	June 27,	June 29,	%
	2020	2019	Change	2020	2019	Change
Net sales	$10,906	$5,512	98%	$25,537	$10,617	141%
Cost of sales	9,080	5,108	78%	21,602	9,934	117%
Gross profit	$1,826	$404	352%	$3,935	$683	476%
Gross margin	16.7%	7.3%		15.4%	6.4%

Net Sales

Net sales include resales of certain component products, including SSDs and DRAM products, and sales of our high-performance memory subsystems.

Net sales increased by $5.4 million during the second quarter of 2020 compared to the same quarter of 2019 primarily as a result of a $4.1 million overall increase in sales of NAND flash products (including a $3.1 million increase in Netlist’s flash SSD products and a $0.9 million increase in the resales of NAND flash products), and a $1.3 million increase in sales of other small outline dual in-line memory module (“SODIMM”) and RDIMM products.

Net sales increased by $14.9 million during the first six months of 2020 compared to the same period in 2019 primarily as a result of a $10.2 million increase in sales of NAND flash products (including a $4.9 million increase in Netlist’s flash SSD products and a $5.2 million increase in the resales of NAND flash products) and a $4.7 million overall increase in sales of SODIMM and RDIMM products (a $3.5 million increase in the resales of SODIMM and RDIMM products and a $1.2 million increase in sales of our Specialty SODIMM and RDIMM products).

Net sales in all periods presented were impacted by fluctuating customer concentrations. During the second quarter of 2020, one customer accounted for equal to or more than 10% of net sales, with an aggregate of 22%, while during the same period in 2019, there was no customer that accounted for equal to or more than 10% of net sales. During the second quarter of 2020, our four largest customers accounted for an aggregate of 41% of net sales. Of these four customers, three customers did not contribute significant sales during the same quarter of 2019. During the second quarter of 2019, our four largest customers accounted for an aggregate of 31% of net sales.

During the first six months of 2020 and 2019, one customer accounted for equal to or more than 10% of net sales, with an aggregate of 16% and 10%, respectively, and during the first six months of 2020, our four largest customers accounted for an aggregate of 31% of net sales. Of these four customers, two customers did not contribute any sales or contributed only insignificant sales. During the first six months of 2019, our four largest customers accounted for an aggregate of 30% of net sales.

Visibility in our global markets is lacking and demand uncertainty is intensifying. As a result, it is difficult for us to predict the effects of the pandemic on our business.

Gross Profit and Gross Margin

Gross profit increased during the second quarter and first six months of 2020 compared to the same periods in 2019 due primarily to higher sales and gross profits on the sale of enterprise SSD, Specialty SODIMM and RDIMM products. Gross margin (or gross profit as a percentage of net sales) fluctuates based on the change in our product mix over periods and the relative cost of the factory.

Operating Expenses

Operating expenses for the three months ended June 27, 2020 and June 29, 2019 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 27,	June 29,	%	June 27,	June 29,	%
	2020	2019	Change	2020	2019	Change
Research and development	$698	$565	24%	$1,352	$1,155	17%
Percentage of net sales	6%	10%		5%	11%
Intellectual property legal fees	$848	$1,093	(22%)	$1,473	$2,588	(43%)
Percentage of net sales	8%	20%		6%	24%
Selling, general and administrative	$1,957	$2,004	(2%)	$4,178	$3,977	5%
Percentage of net sales	18%	36%		16%	37%

Research and Development

Research and development expenses increased during the second quarter and first six months of 2020 compared to the same periods in 2019 due primarily to an increase in employee headcount and overhead, partially offset by a decrease in travel, office and depreciation expenses.

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

Pursuant to the terms of the TRGP Agreement, the legal expenses we incurred for our first action against SK hynix at the ITC and our U.S. district court proceedings that were paid directly by TRGP were excluded in their entirety from our financial statements. As of December 28, 2019, accumulated deficit excluded $1.7 million and $10.2 million of such legal expenses incurred in 2018 and 2017, respectively. We do not anticipate any further legal expenses will be paid by TRGP under this agreement. TPGP did not fund the legal expenses incurred for our second ITC action and our proceedings in international courts. TRGP is not currently funding our legal expenses.

Intellectual property legal fees decreased during the second quarter and first six months of 2020 compared to the same periods in 2019 due primarily to lower legal expenses incurred to defend our patent portfolio internationally, including the costs incurred for our second ITC action and inter partes review of our patents before the U.S. Patent and Trademark Office.

Selling, General and Administrative

Selling, general and administrative expenses slightly decreased during the second quarter of 2020 compared to the same period in 2019 due primarily to a decrease in travel and product evaluation expenses, partially offset by an increase in sales and marketing payroll costs and sales commissions. During the first six months of 2020, selling, general and administrative expenses slightly increased compared to the same period in 2019 due primarily to an increase in sales and marketing payroll costs and related overhead and commissions, partially offset by a decrease in travel and product evaluation expenses.

Other Expense, Net

Other expense, net for the three and six months ended June 27, 2020 and June 29, 2019 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 27,	June 29,	%	June 27,	June 29,	%
	2020	2019	Change	2020	2019	Change
Interest expense, net	$(150)	$(258)		$(298)	$(530)
Other expense, net	(2)	(2)		(5)	(1)
Total other expense, net	$(152)	$(260)	(42%)	$(303)	$(531)	(43%)

Interest expense, net, consists primarily of interest expense on the $15 million secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015, a revolving line of credit under the SVB Credit Agreement, and an unsecured convertible note with an original principal amount of $2.3 million issued to Iliad Research and Trading, L.P. in August 2018 (“Iliad Note”), along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note and Iliad Note. The Iliad Note was fully converted to shares of our common stock during 2019 and there was no outstanding balance as of December 28, 2019. As a result, during the second quarter and first six months of 2020 compared to the same periods in 2019, the interest expense decreased.

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

The following tables present selected financial information as of June 27, 2020 and December 28, 2019 and for the first six months of 2020 and 2019 (in thousands):

	June 27,	December 28,
	2020	2019
Cash and cash equivalents	$7,153	$8,966
Convertible promissory note and accrued interest, net	16,403	15,793
Total PPP Loan and accrued interest	638	—
Working capital	5,957	5,442

	Six Months Ended
	June 27,	June 29,
	2020	2019
Net cash used in operating activities	$(2,782)	$(6,666)
Net cash used in investing activities	(9)	(45)
Net cash provided by (used in) financing activities	1,428	(459)

During the six months ended June 27, 2020, net cash used in operating activities was primarily a result of net loss of $3.4 million and non-cash adjustments to net loss of $1.0 million, offset by net cash outflows from changes in operating assets and liabilities of $0.4 million driven predominantly by an increase in inventories due to higher purchases to support increased sales and accrued payroll and related liabilities, partially offset by a decrease in accounts receivable due to vigorous collection efforts. Net cash used in investing activities during the six months ended June 27, 2020 consisted of cash used to acquire property and equipment. Net cash provided by financing activities during the six months ended June 27, 2020 primarily consisted of $2.8 million in net proceeds from issuance of common stock under the 2020 Lincoln Park Purchase Agreement and $0.6 million in proceeds from the issuance of PPP Loan, partially offset by $1.6 million in net repayments under the SVB Credit Agreement.

During the six months ended June 29, 2019, net cash used in operating activities primarily resulted from net loss of $7.6 million and non-cash adjustments to net loss of $1.4 million, offset by net cash outflows from changes in operating assets and liabilities of $0.5 million driven predominantly from a decrease in accounts payable due to lower purchases and legal fees and payments made toward outstanding legal fees, partially offset by a decrease in inventories and accounts receivable, respectively. Net cash used in investing activities during the six months ended June 29, 2019 was the result of our purchases of property and equipment. Net cash used in financing activities during the six months ended June 29, 2019 primarily consisted of $0.2 million in net repayments under the SVB Credit Agreement and $0.2 million in payments of outstanding debt.

Capital Resources

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into the 2019 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the 2019 Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. As of June 27, 2020, an aggregate of $3.6 million in shares of our common stock was available for purchases over the remaining term under the 2019 Purchase Agreement.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into the 2020 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. As of June 27, 2020, an aggregate of $8.2 million in shares of our common stock was available for purchases over the remaining term under the 2020 Purchase Agreement.

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

SVB Credit Agreement

On October 31, 2009, we entered into an SVB Credit Agreement, which provides for a revolving line of credit of up to $5.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments as set forth in the SVB Credit Agreement. As of June 27, 2020, the borrowings under the SVB Credit Agreement bear interest at the Wall Street Journal “prime rate” plus 2.75% per annum and mature on April 30, 2021.

As of June 27, 2020, the outstanding borrowings under the SVB Credit Agreement were $1.3 million with additional borrowing availability of $0.1 million. During the six months ended June 27, 2020, we made net repayments of $1.6 million under the SVB Credit Agreement.

Paycheck Protection Program Loan

On April 23, 2020, we entered into the PPP Loan with a principal amount of $0.6 million through Hanmi Bank under the PPP administered by the SBA and established as part of the CARES Act. The PPP Loan bears interest at 1.0% per annum and matures in April 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is eligible for forgiveness if we meet certain conditions.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 27, 2020.

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended June 27, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market price at which our common stock trades may be influenced by many factors, including, among others, the following:

●	the ongoing impacts of the COVID-19 pandemic;
●	the results of legal proceedings in which we are involved;
●	our operating and financial performance and prospects;
●	investor perceptions of us and the industry in which we operate;
●	our ability to meet investor and analyst expectations for our operating results;
●	the availability and level of research coverage of and market-making in our common stock;
●	changes in buy/sell recommendations by analysts;
●	any financial projections we may provide to the public, any changes to these projections or our failure to meet these projections;
●	our announcement of significant strategic transactions or relationships or the initiation of legal proceedings, including patent infringement actions;
●	general political, economic and market conditions, including volatility or uncertainty in these conditions; and
●	the other risk factors described in this report.

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

Netlist common shares began trading on the OTC in October 2018, following the decision to move trading of our common stock from The Nasdaq Capital Market. Because our stock is no longer listed on a registered national securities exchange, we are subject to certain “blue sky” laws of the various states which impose restrictions on our ability to offer and sell our securities. These “blue sky” laws may make it more difficult for us to raise capital or to issue our common stock for equity compensation or other strategic purposes, which could adversely affect our ability to fund our operations or to attract and retain employees. In addition, our stock may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for the shares will be adversely affected.

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

As of June 27, 2020, there were 181,012,723 shares of our common stock outstanding, of which 6,691,758 shares of our common stock are subject to outstanding stock options, 2,725,219 shares of our common stock are subject to outstanding unvested restricted stock units, 15,010,012 shares of our common stock are subject to outstanding warrants, and 13,105,973 shares of our common stock subject to an outstanding convertible note. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of our other stockholders.

As of August 3, 2020, 4.4% of our outstanding common stock was held by our directors and officers, including 4.1% held by Chun K. Hong, our President, Chief Executive Officer and Chairman of our board of directors. As a result, Mr. Hong has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our Company or changes in our board of directors that our stockholders might consider favorable, including:

●	our board of directors is authorized, without prior stockholder approval, to designate and issue preferred stock, commonly referred to as “blank check” preferred stock, which may have rights senior to those of our common stock;
●	stockholder action by written consent is prohibited;
●	nominations for election to our board of directors and the submission of matters to be acted upon by stockholders at a meeting are subject to advance notice requirements; and
●	our board of directors is expressly authorized to make, alter or repeal our bylaws.

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

COVID-19 has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The ultimate impact and efficacy of government measures and potential future measures is currently unknown. In addition, the continued spread of COVID-19, or the occurrence of other epidemics could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and further adversely impact our results of operations.

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

Our capital requirements will depend on many factors, including, among others:

●	the costs associated with maintaining, defending and enforcing our intellectual property rights;
●	the acceptance of, and demand for, our products and the component products we resell to customers;
●	our success, and that of our strategic partners, in developing and selling products derived from our technology;
●	the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies;
●	the costs of developing, improving and maintaining our internal design, testing and manufacturing processes;
●	our results of operations, including our levels of net product sales and any other revenues we may receive, including non-recurring engineering (“NRE”), license, royalty or other fees;
●	the amount and timing of vendor payments and the collection of receivables, among other factors affecting our working capital;
●	our receipt of cash proceeds from the exercise of outstanding stock options or warrants to acquire our common stock;
●	the nature and timing of acquisitions or other strategic transactions or relationships in which we engage, if any; and
●	the costs associated with the continued operation, and any future growth, of our business.

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

Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to significantly modify our business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, legal proceedings, business development initiatives and sales and marketing activities, among other activities. Modification of our business model and operations could result in an impairment of assets, the effects of which cannot be determined. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. Additionally, because our common stock is no longer listed on The Nasdaq Capital Market, the challenges and risks of equity financings may significantly increase, including potentially increasing the dilution of any such financing or decreasing our ability to affect such a financing at all. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization or have other material consequences. If we pursue asset or technology sales or licenses or other alternative financing arrangements to obtain additional capital, our operational capacity may be limited and any revenue streams or business plans that are dependent on the sold or licensed assets may be reduced or eliminated. Moreover, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs, which would reduce the benefit of the capital received from the transaction.

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

The SVIC and SVB debt instruments and the TRGP investment agreement contain customary representations, warranties and indemnification provisions, as well as affirmative and negative covenants that, among other things, restrict our ability to:

●	incur additional indebtedness or guarantees;
●	incur liens;
●	make investments, loans and acquisitions;
●	consolidate or merge;
●	sell or exclusively license assets, including capital stock of subsidiaries;
●	alter our business;
●	change any provision of our organizational documents;

●	engage in transactions with affiliates;
●	make certain decisions regarding certain of our outstanding legal proceedings without consulting with or obtaining consent from certain of these parties; and
●	pay dividends or make distributions.

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

Litigation is inherently uncertain. An adverse outcome in existing or any future litigation could force us to, among other things:

●	relinquish patents or other protections of our technologies if they are invalidated, which would enable our competitors and others to freely use this technology;
●	compete with products that rely on technologies and other intellectual property rights that we believe we have the right to protect from third-party use;
●	accept terms of an arrangement to license our technologies to a third party that are not as favorable as we might expect;
●	receive little or no returns for our time and capital investments in the litigation;
●	cease manufacturing and/or selling products or using certain processes that are claimed to be infringing a third party’s intellectual property;
●	pay damages (which in some instances may be three times actual damages), including royalties on past or future sales, if we are found to infringe a third party’s intellectual property;
●	seek a license from a third-party intellectual property owner to use its technology in our products or the component products we resell, which may not be available on reasonable terms or at all; or
●	redesign any products that are claimed to be infringing a third party’s intellectual property, which may not be possible to do in a timely manner, without incurring significant costs or at all.

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

We have historically derived revenues from sales of our high-performance modular memory subsystems to original equipment manufacturers (“OEMs”) in the server, high-performance computing and communications markets. Although we expect these memory subsystems to continue to account for a portion of our revenues, we have experienced declines in sales of these products in recent periods, and these declines could continue or intensify in the future. We believe market acceptance of these products or derivative products that incorporate our core memory subsystem technology is critical to our success, and any continued decline in sales of these products could have a material adverse impact on our performance and long-term prospects.

We have invested significant research and development time and capital in the design of ASIC and hybrid devices, including our NVvault family of products and our next-generation HybriDIMM memory subsystem. These products are subject to significant risks, including:

●	we are dependent on a limited number of suppliers for the SSDs, DRAM ICs, NAND flash and ASIC devices that are essential to the functionality of these products, and in the past, we have experienced supply chain disruptions and shortages of SSDs, DRAM and NAND flash required to create these products as a result of issues that are specific to our suppliers or the industry as a whole;
●	HybriDIMM and some of our other next-generation products may require additional time including the services and attention of key employees who have competing demands on their available time and may require capital investment to bring the products to market;
●	our development and commercialization strategies for these products;
●	we are required to demonstrate the quality and reliability of our products to and qualify them with our customers before purchases are made, which requires investments of time and resources in significant and unpredictable amounts prior to the receipt of any revenues from these customers; and
●	our NVvault products or other new products, such as HybriDIMM, may contain currently undiscovered flaws, the correction of which could result in increased costs and time to market.

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

Our ability to fulfill customer orders for or produce qualification samples of our memory subsystem products, as well as orders for the component products we resell, is dependent on a sufficient supply of SSDs, FPGAs, ASICs, DRAM ICs and NAND flash, which are essential components of our memory subsystems. We have no long-term supply contracts for any of these component products. Further, there are a relatively small number of suppliers of these components, and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, including an affiliate of Samsung, from which we obtained a large portion of our component products purchased for resale and our total inventory purchases in 2017 and 2019. We also use consumables and other components, including PCBs, to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

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

In order to develop and introduce new or enhanced products and technologies, we need to:

●	retain and continue to attract new engineers with expertise in memory subsystems and our key technology competencies;
●	identify and adjust to the changing requirements and preferences of our existing and potential future customers and markets;
●	identify and adapt to emerging technological trends and evolving industry standards in our markets;
●	continue to develop and enhance our design tools, manufacturing processes and other technologies on which we rely to produce new products or product enhancements;
●	design and introduce cost-effective, innovative and performance-enhancing features that differentiate our products and technologies from those of our competitors;
●	secure licenses to enable us to use any technologies, processes or other rights essential to the manufacture or use of any new products or product enhancements we may develop, which licenses may not be available when needed, on acceptable terms or at all;
●	maintain or develop new relationships with suppliers of components required for any new or enhanced products and technologies;
●	qualify any new or enhanced products for use in our customers’ products; and
●	develop and maintain effective commercialization and marketing strategies.

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

Despite our efforts to protect our intellectual property rights, these efforts may not:

●	prevent challenges to or the invalidation or circumvention of our intellectual property rights;
●	keep our competitors or other third parties from independently developing similar products or technologies, duplicating, reverse engineering or otherwise using our products or technologies without our authorization or designing around any patents that may be issued to us;
●	prevent disputes with third parties regarding ownership of our intellectual property rights;
●	prevent disclosure of our trade secrets and know-how to third parties or into the public domain;
●	result in valid patents, including international patents, from any of our pending or future applications; or
●	otherwise adequately protect our intellectual property rights.

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

Acquisitions and other strategic transactions or relationships entail a number of risks that could adversely affect our business and operating results, including, among others:

●	difficulties integrating the operations, technologies or products of acquired companies or working with third parties with which we may partner on joint development or collaboration relationships;
●	the diversion of management’s time and attention from the daily operations of our business;
●	insufficient increases in revenues to offset increased expenses associated with an acquisition or strategic transaction or relationship;
●	difficulties retaining business relationships with our existing suppliers and customers or the suppliers and customers of an acquired company;
●	overestimation of potential synergies or other benefits, or a delay in realizing these synergies or other benefits;
●	entering markets in which we have no or limited experience and in which competitors have stronger market positions;
●	the potential loss of key employees of our Company or an acquired company;
●	exposure to contingent liabilities of an acquired company;
●	depletion of cash resources to fund an acquisition or other strategic transaction or establish a strategic relationship, or dilution of existing stockholders or increased leverage relative to our earnings or to our equity capitalization if we issue debt or equity securities for these purposes;
●	adverse tax consequences; and
●	incurrence of material charges, such as depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred stock-based compensation expense and identifiable purchased intangible assets or impairment of goodwill.

If any of these risks occur, we may not be able to realize the intended benefits of an acquisition or strategic transaction or relationship, and our operating results, financial condition and business prospects could be materially negatively affected.

Item 6.Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.2	Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	August 10, 2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32+	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:August 11, 2020	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)