Form 10-Q
period 2020-09-26
NETLIST INC
filed 2020-11-10
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

or

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

As of November 5, 2020, there were 195,951,317 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 26, 2020

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	(unaudited)
	September 26,	December 28,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$14,287	$8,966
Restricted cash	3,200	2,750
Accounts receivable, net of allowances of $255 (2020) and $61 (2019)	4,203	3,672
Inventories	4,521	3,496
Prepaid expenses and other current assets	297	627
Total current assets	26,508	19,511
Property and equipment, net	199	286
Operating lease right-of-use assets	218	968
Other assets	1,377	1,376
Total assets	$28,302	$22,141

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$8,053	$9,134
Revolving line of credit	3,388	2,990
Accrued payroll and related liabilities	665	740
Accrued expenses and other current liabilities	454	793
Current portion of long-term debt and note payable	389	412
Total current liabilities	12,949	14,069
Long-term debt	16,426	15,793
Operating lease liabilities	—	498
Other liabilities	111	144
Total liabilities	29,486	30,504
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 195,951 (2020) and 169,539 (2019) shares issued and outstanding	195	169
Additional paid-in capital	191,741	179,086
Accumulated deficit	(193,120)	(187,618)
Total stockholders' deficit	(1,184)	(8,363)
Total liabilities and stockholders' deficit	$28,302	$22,141

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net sales	$10,212	$6,116	$35,749	$16,733
Cost of sales	8,875	5,666	30,477	15,600
Gross profit	1,337	450	5,272	1,133
Operating expenses:
Research and development	731	583	2,083	1,738
Intellectual property legal fees	784	979	2,257	3,567
Selling, general and administrative	1,816	1,747	5,994	5,724
Total operating expenses	3,331	3,309	10,334	11,029
Operating loss	(1,994)	(2,859)	(5,062)	(9,896)
Other expense, net:
Interest expense, net	(139)	(245)	(437)	(775)
Other income (expense), net	3	(4)	(2)	(5)
Total other expense, net	(136)	(249)	(439)	(780)
Loss before provision for income taxes	(2,130)	(3,108)	(5,501)	(10,676)
Provision for income taxes	—	—	1	1
Net loss	$(2,130)	$(3,108)	$(5,502)	$(10,677)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.07)
Weighted-average common shares outstanding:
Basic and diluted	192,257	148,058	179,154	142,624

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2019	—	$—	169,539	$169	$179,086	$(187,618)	$(8,363)
Stock-based compensation	—	—	—	—	206	—	206
Restricted stock units vested and distributed	—	—	362	—	—	—	—
Tax withholdings related to net share settlements of equity awards	—	—	(135)	—	(32)	—	(32)
Issuance of commitment shares	—	—	1,529	2	(2)	—	—
Net loss	—	—	—	—	—	(1,542)	(1,542)
Balance, March 28, 2020	—	—	171,295	171	179,258	(189,160)	(9,731)
Stock-based compensation	—	—	—	—	164	—	164
Tax withholdings related to net share settlements of equity awards	—	—	(63)	—	(10)	—	(10)
Issuance of common stock, net	—	—	9,781	10	2,751	—	2,761
Net loss	—	—	—	—	—	(1,830)	(1,830)
Balance, June 27, 2020	—	—	181,013	181	182,163	(190,990)	(8,646)
Stock-based compensation	—	—	—	—	212	—	212
Exercise of stock options	—	—	200	—	28	—	28
Exercise of warrants	—	—	256	—	—	—	—
Restricted stock units vested and distributed	—	—	438	—	—	—	—
Tax withholdings related to net share settlements of equity awards	—	—	(136)	—	(61)	—	(61)
Issuance of common stock, net	—	—	14,180	14	9,399	—	9,413
Net loss	—	—	—	—	—	(2,130)	(2,130)
Balance, September 26, 2020	—	$—	195,951	$195	$191,741	$(193,120)	$(1,184)

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

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,502)	$(10,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	132
Interest accrued on convertible promissory notes	227	332
Amortization of debt discounts	159	401
Non-cash lease expense	385	417
Stock-based compensation	582	782
Changes in operating assets and liabilities:
Accounts receivable	(531)	429
Inventories	(1,025)	548
Prepaid expenses and other current assets	340	(7)
Accounts payable	(1,081)	(977)
Accrued payroll and related liabilities	(75)	(129)
Accrued expenses and other current liabilities	(505)	(483)
Net cash used in operating activities	(6,914)	(9,232)
Cash flows from investing activities:
Acquisition of property and equipment	(25)	(70)
Net cash used in investing activities	(25)	(70)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	398	(778)
Proceeds from issuance of long-term debt	637	—
Payments on note payable	(424)	(376)
Proceeds from issuance of common stock, net	12,174	2,457
Proceeds from exercise of stock options	28	22
Payments for taxes related to net share settlement of equity awards	(103)	(39)
Net cash provided by financing activities	12,710	1,286
Net change in cash, cash equivalents and restricted cash	5,771	(8,016)
Cash, cash equivalents and restricted cash at beginning of period	11,716	16,652
Cash, cash equivalents and restricted cash at end of period	$17,487	$8,636

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$14,287	$6,386
Restricted cash	3,200	2,250
Cash, cash equivalents and restricted cash at end of period	$17,487	$8,636

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

Liquidity

The Company incurred net loss of $2.1 million and $5.5 million for the three and nine months ended September 26, 2020 and $12.5 million and $17.1 million for the fiscal years ended December 28, 2019 and December 29, 2018, respectively. The Company has historically financed its operations primarily with revenues generated from operations, including product sales, and proceeds from issuances of debt and equity securities (see Notes 5 and 8). The Company has also funded its operations with a revolving line of credit under a bank credit facility, and a funding arrangement for costs associated with certain of its legal proceedings (see Notes 4, 5 and 7).

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

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to September 26, 2020, through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto.

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

Recently Issued Accounting Guidance

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also clarifies and simplifies other aspects of the accounting for income taxes. The ASU will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years and early adoption is permitted. Certain amendments of this ASU may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, and also improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, a revolving line of credit, PPP Loan and convertible promissory notes. Cash equivalents consist of short-term investments with original maturities of three months or less and restricted cash consists of cash to secure standby letters of credit (see Note 4). The carrying value of these instruments approximates their fair value due to their short-term nature. The fair value of the revolving line of credit, the PPP Loan and convertible promissory note is estimated by using current applicable rates for similar instruments as of the balance sheet date and an assessment of the credit rating. The carrying value of the revolving line of credit as of September 26, 2020 and December 28, 2019 and the PPP Loan as of September 26, 2020 approximates fair value because the interest rate yield is near current market rates for comparable debt instruments. The fair value of the convertible promissory note is estimated by using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities and is classified in Level 2 of the valuation hierarchy. The carrying value and estimated fair value of the secured convertible promissory note as of September 26, 2020 were $14.7 million and $12.2 million, respectively. The carrying value and estimated fair value of the secured convertible promissory note as of December 28, 2019 were $14.6 million and $11.7 million, respectively.

Other Significant Accounting Policies

The Company’s other significant accounting policies were reported in the 2019 Annual Report and have not changed materially from the policies previously reported.

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	September 26,	December 28,
	2020	2019
Raw materials	$911	$1,052
Work in process	20	25
Finished goods	3,590	2,419
	$4,521	$3,496

Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Numerator: Net loss	$(2,130)	$(3,108)	$(5,502)	$(10,677)
Denominator: Weighted-average common shares outstanding—basic and diluted	192,257	148,058	179,154	142,624
Net loss per share—basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.07)

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

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Weighted average common share equivalents	14,278	16,120	13,526	16,212

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Resales of third-party products	$6,883	$5,180	$24,146	$13,725
Sale of the Company's modular memory subsystems	3,329	936	11,603	3,008
Total net sales	$10,212	$6,116	$35,749	$16,733

Major Customers and Products

The Company’s net sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net sales made to customers that each comprise 10% or more of total net sales:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Customer A	14%	*	15%	*
Customer B	21%	13%	*	11%
Customer C	*	10%	*	*
*	Less than 10% of net sales during the period.

As of September 26, 2020, four customers represented 27%, 19%, 11% and 10% of aggregate gross receivables, respectively. As of December 28, 2019, one customer represented approximately 25% of aggregate gross receivables. The loss of the significant customers or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and nine months ended September 26, 2020, resales of these products represented approximately 67% and 68% of net sales, respectively. For the three and nine months ended September 28, 2019, they represented approximately 85% and 82% of net sales, respectively.

Cash Flow Information

The following table sets forth supplemental disclosure of non-cash financing activities:

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Common stock issued on conversion of convertible note payable and accrued interest	$—	$1,417

Note 4—Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as the same may from time to time be amended, modified, supplemented or restated, the “SVB Credit Agreement”), which provides for a revolving line of credit up to $5.0 million. The borrowing base is limited to 85% of the eligible accounts receivable, subject to certain adjustments. As of September 26, 2020, the borrowings under the SVB Credit Agreement bear interest based on the Wall Street Journal “prime rate” plus 2.75% and mature on April 30, 2021. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of September 26, 2020 and December 28, 2019, (i) outstanding letters of credit were $3.2 million and $2.8 million, respectively, (ii) outstanding borrowings were $3.4 million and $3.0 million, respectively, and (iii) availability under the revolving line of credit was $0.1 million and $0.2 million, respectively.

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

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of September 26, 2020, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	September 26,	December 28,
	2020	2019
Secured convertible note, due December 2021, including accrued interest of $1,457 (2020) and $1,233 (2019), respectively	$16,457	$16,233
Paycheck protection program loan, due April 2022, including accrued interest of $2	639	—
Notes payable	—	412
Unamortized debt discounts and issuance costs	(281)	(440)
	16,815	16,205
Less: current portion	(389)	(412)
	$16,426	$15,793

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

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized to interest expense over the term of the SVIC Note using the interest method. For the three and nine months ended September 26, 2020, interest expense related to the amortization of the issuance costs associated with the liability component was not material. The effective interest rate, including accretion of the SVIC Note to par and amortization of debt issuance costs, was approximately 3.4%. As of September 26, 2020, the outstanding principal and accrued interest on the SVIC Note was $16.5 million, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $16.2 million.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of September 26, 2020, the Company was in compliance with its covenants under the SVIC Note.

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

Lease cost and supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$141	$158	$446	$476
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	141	155	442	450
Right-of-use assets obtained in exchange for lease obligations
Finance leases	—	—	—	96
Lease modification to decrease ROU assets	—	—	365	—

For the three and nine months ended September 26, 2020 and September 28, 2019, finance lease costs and cash flows from finance lease were immaterial.

Supplemental balance sheet information related to leases was as follows:

	September 26,	December 28,
(in thousands)	2020	2019
Operating Leases
Operating lease right-of-use assets	$218	$968
Accrued expenses and other current liabilities	$235	$511
Operating lease liabilities	—	498
Total operating lease liabilities	$235	$1,009

Finance Leases
Property and equipment, at cost	$96	$96
Accumulated depreciation	(29)	(14)
Property and equipment, net	$67	$82
Accrued expenses and other current liabilities	$19	$18
Other long-term liabilities	51	65
Total finance lease liabilities	$70	$83

Weighted Average Remaining Lease Term (in years)
Operating lease	0.6	2.1
Finance lease	3.5	4.3

Weighted Average Discount Rate
Operating lease	6.1%	7.9%
Finance lease	5.1%	5.1%

Maturities of lease liabilities as of September 26, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020 (remaining 3 months)	$120	$6
2021	120	22
2022	—	22
2023	—	22
2024	—	5
Total lease payments	240	77
Less: imputed interest	(5)	(7)
Total	$235	$70

Note 7—Commitments and Contingencies

TRGP Agreement and Related Intercreditor Agreements

On May 3, 2017, the Company and TRGP entered into an investment agreement (the “TRGP Agreement”), which generally provided that TRGP directly fund the costs incurred by or on behalf of the Company in connection with the Company’s first action in the U.S. International Trade Commission (“ITC”) and its U.S. district court proceedings, but excluding all other proceedings (all such funded costs, collectively, the “Funded Costs”). In exchange for such funding, the Company agreed that, if the Company recovered any proceeds in connection with the funded SK hynix proceedings relating to certain patents, it would pay to TRGP the amount of the Funded Costs paid by TRGP plus an escalating premium based on when any such proceeds are recovered. In addition, pursuant to the terms of a separate security agreement between the Company and TRGP dated May 3, 2017 (the “Security Agreement”), the Company granted to TRGP (i) a first priority lien on, and security in, the claims underlying the funded SK hynix proceedings and any proceeds that may be received by the Company in connection with these proceedings, and (ii) a second priority lien on, and security in, the Company’s patents that are the subject of the funded SK hynix proceedings. The TRGP

Agreement and its amendment do not impose financial covenants on the Company. On January 23, 2020, the Company and TRGP entered into an amendment to the TRGP Agreement to alter the recovery sharing formula related to claims against SK hynix for alleged infringement of the Company’s patents.

In connection with the TRGP Agreement, in May 2017, TRGP, SVIC and SVB entered into the Intercreditor Agreements. Pursuant to the terms of the Intercreditor Agreements, TRGP, SVB and SVIC have agreed to their relative security interest priorities in the Company’s assets, such that: (i) TRGP has a first priority security interest in the Company’s claims underlying the funded SK hynix proceedings and any proceeds that may be received by the Company in connection with these proceedings relating to certain patents, and a second priority security interest in the Company’s patents that are the subject of the funded SK hynix proceedings, (ii) SVIC has a first priority security interest in the Company’s complete patent portfolio and a second priority security interest in all of the Company’s other tangible and intangible assets (other than the Company’s claims underlying and any proceeds it may receive from the SK hynix proceedings funded under the TRGP Agreement), and (iii) SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings funded under the TRGP Agreement, a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings funded under the TRGP Agreement, and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings funded under the TRGP Agreement. The Company consented and agreed to the terms of each of the Intercreditor Agreements.

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the condensed consolidated financial statements. During the years ended December 29, 2018 and December 30, 2017, the Company excluded legal expenses of $1.8 million and $10.2 million, respectively, as a result of TRGP’s payment of these expenses under the TRGP Agreement. No further legal expenses will be paid by TRGP under this agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the funded SK hynix proceedings may be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the amended TRGP Agreement at the time of any such recovery.

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

SK hynix Litigation

On September 1, 2016, the Company filed legal proceedings for patent infringement against SK hynix in the ITC (the “First ITC Action”) and the Central District Court. These proceedings are based on the alleged infringement by SK hynix’s RDIMM and LRDIMM enterprise memory products of six of the Company’s U.S. patents. On October 31, 2017, the Company filed additional legal proceedings for patent infringement against SK hynix in the ITC (the “Second ITC Action”) based on the alleged infringement by SK hynix’s RDIMM and LRDIMM products of two additional U.S. patents owned by the Company. In all of the ITC proceedings, the Company has requested exclusion orders that direct U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. In the Central District Court proceedings, the Company is primarily seeking damages. The First and Second ITC Actions are no longer pending and the parallel Central District Court infringement proceedings are currently proceedings pending further order of the court.

On March 17, 2020, Netlist filed legal proceedings alleging patent infringement against SK hynix in the U.S. District Court for the Western District of Texas based on the infringement of Netlist U.S. Patent No. 9,858,218 and U.S. Patent No. 10,474,595 by SK hynix RDIMM and LRDIMM memory products. The case has been assigned to the Hon. Alan D. Albright and is Case No. 6:20-cv-00194-ADA. The Markman hearing in this case is scheduled for March 2021 and the trial is scheduled for December 2021.

On June 15, 2020, Netlist filed a second round of legal proceedings alleging patent infringement against SK hynix in the U.S. District Court for the Western District of Texas based on the infringement of Netlist U.S. Patent No. 10,217,523 by SK hynix LRDIMM memory products. The case has been assigned to the Hon. Alan D. Albright and is Case No. 6:20-cv-00525-ADA. The Markman hearing in this case is scheduled for March 2021 and the trial is scheduled for December 2021.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 26, 2020 or December 28, 2019.

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

Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company, when exercisable and subject to adjustment, one unit consisting of one one-thousandth of a share (a “Unit”) of Series A Preferred Stock of the Company (the “Preferred Stock”), at a purchase price of $6.56 per Unit, subject to adjustment. Subject to the provisions of the Rights Agreement, including certain exceptions specified therein, a distribution date for the Rights (the “Distribution Date”) will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired or otherwise obtained beneficial ownership of 15% or more of the then-outstanding shares of the Company’s common stock, and (ii) 10 business days (or such later date as may be determined by the Company’s board of directors) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and, unless earlier redeemed or exchanged by the Company pursuant to the terms of the Rights Agreement (as amended on April 16, 2018, April 16, 2019 and August 14, 2020) will expire on the close of business on April 17, 2024.

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

During the nine months ended September 26, 2020, Lincoln Park did not purchase shares of the Company’s common stock under the 2019 Purchase Agreement.

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

During the three and nine months ended September 26, 2020, Lincoln Park purchased an aggregate of 13,748,158 shares and 23,400,122 shares of the Company’s common stock for a net purchase price of $9.4 million and

$12.2 million, respectively, under the 2020 Purchase Agreement. In connection with the purchases, during the three and nine months ended September 26, 2020, the Company issued to Lincoln Park an aggregate of 431,798 shares and 560,588 shares of its common stock, respectively, as additional commitment shares in noncash transactions.

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

Warrants

Warrant activity for the nine months ended September 26, 2020 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 28, 2019	15,010	$0.62
Granted	175	0.20
Exercised	(300)	0.11
Expired	(1,099)	1.00
Outstanding as of September 26, 2020	13,786	0.59

During the nine months ended September 26, 2020, the Company issued 255,813 shares of its common stock upon the cashless exercise of 300,000 of its warrants.

Note 9—Stock-Based Awards

As of September 26, 2020, the Company had 1,794,072 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSAs granted under the 2006 Plan vest annually on each anniversary of the grant date over a two-year term. RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-year term, and RSUs granted for independent directors fully-vest on the grant date.

Stock Options

The following table summarizes the activity related to stock options during the nine months ended September 26, 2020:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 28, 2019	7,357	$1.17
Granted	600	0.47
Exercised	(200)	0.14
Expired or forfeited	(853)	0.80
Outstanding as of September 26, 2020	6,904	1.18

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the activity related to RSAs and RSUs during the nine months ended September 26, 2020:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Outstanding as of December 28, 2019	3,066	$0.52
Granted	625	0.47
Vested	(1,064)	0.47
Forfeited	(90)	0.42
Outstanding as of September 26, 2020	2,537	0.53

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Cost of sales	$1	$6	$8	$20
Research and development	63	67	154	163
Selling, general and administrative	148	170	420	599
Total	$212	$243	$582	$782

As of September 26, 2020, the Company had approximately $1.6 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.4 years.

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

Forward-looking statements contained in this MD&A include statements about, among other things:

●	specific and overall impacts of the COVID-19 pandemic on our financial condition and results of operations;
●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio, including our pending proceedings against SK hynix Inc., a South Korean memory semiconductor supplier (“SK hynix”);
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

During the third quarter of 2020, we recorded net sales of $10.2 million, gross profit of $1.3 million and net loss of $2.1 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues, including from product sales and a non-recurring engineering (“NRE”) fee from our November 2015 joint development and license agreement (“JDLA”) with Samsung Electronics Co., Ltd (“Samsung”). We have also funded our operations with a revolving line of credit and term loans under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements. See “Recent Developments” and “Liquidity and Capital Resources” below for more information.

Recent Developments

First Amendment to TRGP Agreement

On January 23, 2020, we entered into the first amendment to the investment agreement dated May 3, 2017 with TR Global Funding V, LLC (“TRGP”) (“TRGP Agreement”) to amend the recovery sharing formula related to claims against SK hynix for alleged infringement of our patents. The TRGP Agreement generally provided that TRGP directly fund the costs incurred by us or on our behalf in connection with our first ITC action and certain U.S. district court proceedings against SK hynix.

Amendment to SVB Credit Agreement

On February 27, 2020, we entered into an amendment to a credit agreement dated October 31, 2009 with Silicon Valley Bank (“SVB”) (as the same may from time to time be amended, modified, supplemented or restated, the “SVB Credit Agreement”) to extend the maturity date of the borrowings under the SVB Credit Agreement from March 30, 2020 to April 30, 2021.

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into a purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. During the first nine months of 2020, Lincoln Park did not purchase shares of our common stock under the 2019 Purchase Agreement.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into another purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. As consideration for entering into the 2020 Purchase Agreement, we issued to Lincoln Park 1,529,052 shares of our common stock as initial commitment shares in a noncash transaction on March 6, 2020 and will issue up to 917,431 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares. During the third quarter and first nine months of 2020, Lincoln Park purchased an aggregate of 13,748,158 shares and 23,400,122 shares of our common stock for a net purchase price of $9.4 million and $12.2 million, respectively, under the 2020 Purchase Agreement. In connection with the purchases, during the third quarter and first nine months of 2020, we issued to Lincoln Park an aggregate of 431,798 shares and 560,588 shares of our common stock, respectively, as commitment shares in noncash transactions.

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

Results of Operations

Net Sales and Gross Profit

Net sales, cost of sales and gross profit for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 26,	September 28,	%	September 26,	September 28,	%
	2020	2019	Change	2020	2019	Change
Net sales	$10,212	$6,116	67%	$35,749	$16,733	114%
Cost of sales	8,875	5,666	57%	30,477	15,600	95%
Gross profit	$1,337	$450	197%	$5,272	$1,133	365%
Gross margin	13%	7%		15%	7%

Net Sales

Net sales include resales of certain component products, including SSDs and DRAM products, and sales of our high-performance memory subsystems.

Net sales increased by $4.1 million during the third quarter of 2020 compared to the same quarter of 2019 primarily as a result of a $2.5 million overall increase in sales of NAND flash products (including a $1.5 million increase in Netlist’s flash SSD products and a $0.9 million increase in the resales of NAND flash products), and a $1.9 million increase in sales of other small outline dual in-line memory module (“SODIMM”) and RDIMM products, partially offset by a $0.1 million decrease in sales of our very low profile memory subsystem products and a $0.2 million increase in sales return reserve.

Net sales increased by $19.0 million during the first nine months of 2020 compared to the same period in 2019 primarily as a result of a $12.7 million increase in sales of NAND flash products (including a $6.3 million increase in Netlist’s flash SSD products and a $6.1 million increase in the resales of NAND flash products) and a $6.6 million overall increase in sales of SODIMM and RDIMM products (a $4.3 million increase in the resales of SODIMM and RDIMM products and a $2.3 million increase in sales of our Specialty SODIMM and RDIMM products), partially offset by an aggregate of $0.3 million increase in sales return reserve and customer discounts.

Net sales in all periods presented were impacted by fluctuating customer concentrations. During the third quarter of 2020 and 2019, two customers were equal to or more than 10% of net sales, with an aggregate of 35% and 23%, respectively, and during the third quarter of 2020, our four largest customers accounted for an aggregate of 52% of net sales. Of these four customers, three customers did not contribute any sales or contributed only insignificant sales during the same quarter of 2019. During the third quarter of 2019, our four largest customers accounted for an aggregate of 37% of net sales.

During the first nine months of 2020 and 2019, one customer accounted for equal to or more than 10% of net sales, with 15% and 11%, respectively, and during the first nine months of 2020, our four largest customers accounted for an aggregate of 33% of net sales. Of these four customers, three customers did not contribute any significant sales during the same period in 2019. During the first nine months of 2019, our four largest customers accounted for an aggregate of 30% of net sales.

Visibility to demand in our global markets continues and as a result, it is difficult for us to predict the effects of the COVID-19 pandemic on our business in the future.

Gross Profit and Gross Margin

Gross profit increased during the third quarter and first nine months of 2020 compared to the same periods in 2019 due primarily to higher sales and gross profits on the sale of enterprise SSD products. Gross margin (or gross profit as a percentage of net sales) fluctuates based on the change in our product mix over periods and the relative cost of the factory.

Operating Expenses

Operating expenses for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 26,	September 28,	%	September 26,	September 28,	%
	2020	2019	Change	2020	2019	Change
Research and development	$731	$583	25%	$2,083	$1,738	20%
Percentage of net sales	7%	10%		6%	10%
Intellectual property legal fees	$784	$979	(20%)	$2,257	$3,567	(37%)
Percentage of net sales	8%	16%		6%	21%
Selling, general and administrative	$1,816	$1,747	4%	$5,994	$5,724	5%
Percentage of net sales	18%	29%		17%	34%

Research and Development

Research and development expenses increased during the third quarter and first nine months of 2020 compared to the same periods in 2019 due primarily to an increase in employee headcount and overhead, partially offset by a decrease in travel, office and depreciation expenses.

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for patent filings, protection and enforcement. Although we expect intellectual property legal fees to generally increase over time as we continue to protect, defend and enforce and seek to expand our patent portfolio, these increases may not be linear but may occur in lump sums depending on the due dates of patent filings and their associated fees and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report for further discussion.

Pursuant to the terms of the TRGP Agreement, the legal expenses we incurred for our first action against SK hynix at the ITC and our U.S. district court proceedings that were paid directly by TRGP were excluded in their entirety from our financial statements. As of December 28, 2019, accumulated deficit excluded $1.7 million and $10.2 million of such legal expenses incurred in 2018 and 2017, respectively. No further legal expenses will be paid by TRGP under this agreement. TPGP did not fund the legal expenses incurred for our second ITC action and our proceedings in international courts as well as other District Court proceedings. TRGP is not currently funding our legal expenses.

Intellectual property legal fees decreased during the third quarter and first nine months of 2020 compared to the same periods in 2019 due primarily to lower legal expenses incurred to defend our patent portfolio internationally, including the costs incurred for our second ITC action and inter partes review of our patents before the U.S. Patent and Trademark Office.

Selling, General and Administrative

Selling, general and administrative expenses slightly increased during the third quarter of 2020 compared to the same period in 2019 due primarily to an increase in product evaluation expenses, outside services and sales commissions, partially offset by a decrease in travel expenses. During the first nine months of 2020, selling, general and administrative expenses also slightly increased compared to the same period in 2019 due primarily to an increase in sales and marketing payroll costs and related overhead and commissions and outside services, partially offset by a decrease in travel and product evaluation expenses.

Other Expense, Net

Other expense, net for the three and nine months ended September 26, 2020 and September 28, 2019 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 26,	September 28,	%	September 26,	September 28,	%
	2020	2019	Change	2020	2019	Change
Interest expense, net	$(139)	$(245)		$(437)	$(775)
Other income (expense), net	3	(4)		(2)	(5)
Total other expense, net	$(136)	$(249)	(45%)	$(439)	$(780)	(44%)

Interest expense, net, consists primarily of interest expense on the $15 million secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015, a revolving line of credit under the SVB Credit Agreement, and an unsecured convertible note with an original principal amount of $2.3 million issued to Iliad Research and Trading, L.P. in August 2018 (“Iliad Note”), along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note and Iliad Note. The Iliad Note was fully converted to shares of our common stock during 2019 and there was no outstanding balance as of December 28, 2019. As a result, during the third quarter and first nine months of 2020 compared to the same periods in 2019, the interest expense decreased.

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

The following tables present selected financial information as of September 26, 2020 and December 28, 2019 and for the first nine months of 2020 and 2019 (in thousands):

	September 26,	December 28,
	2020	2019
Cash and cash equivalents	$14,287	$8,966
Convertible promissory note and accrued interest, net	16,176	15,793
Total PPP Loan and accrued interest	639	—
Working capital	13,559	5,442

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Net cash used in operating activities	$(6,914)	$(9,232)
Net cash used in investing activities	(25)	(70)
Net cash provided by financing activities	12,710	1,286

During the nine months ended September 26, 2020, net cash used in operating activities was primarily a result of net loss of $5.5 million and non-cash adjustments to net loss of $1.5 million, offset by net cash outflows from changes in operating assets and liabilities of $2.9 million driven predominantly by an increase in inventories due to higher purchases to support increased sales and an increase in accounts receivable due to higher sales, partially offset by a decrease in accounts payable and accrued expenses and other current liabilities. Net cash provided by financing activities during the nine months ended September 26, 2020 primarily consisted of $12.2 million in net proceeds from issuance of common stock under the 2020 Lincoln Park Purchase Agreement, $0.6 million in proceeds from the issuance of the PPP Loan and $0.4 million in net borrowings under the SVB Credit Agreement, partially offset by $0.4 million in payments of outstanding debt.

During the nine months ended September 28, 2019, net cash used in operating activities primarily resulted from net loss of $10.7 million and non-cash adjustments to net loss of $2.1 million, offset by net cash outflows from changes in operating assets and liabilities of $0.6 million driven predominantly from a decrease in accounts payable due to lower purchases and legal fees and payments made toward outstanding legal fees, and a decrease in accrued expenses and other current liabilities primarily from the recognition of current portion of operating lease liabilities, partially offset by a decrease in inventories and accounts receivable, respectively. Net cash used in investing activities during the nine months ended September 28, 2019 was the result of our purchases of property and equipment. Net cash provided by financing activities primarily consisted of $2.5 million in proceeds from issuance of common stock to Lincoln Park, partially offset by $0.8 million in net repayments under the SVB Credit Agreement and $0.4 million in payments of outstanding debt.

Capital Resources

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into the 2019 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the 2019 Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. As of September 26, 2020, an aggregate of $3.6 million in shares of our common stock was available for purchases over the remaining term under the 2019 Purchase Agreement.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into the 2020 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. As of September 26, 2020, an aggregate of $7.8 million in shares of our common stock was available for purchases over the remaining term under the 2020 Purchase Agreement.

TRGP Agreement

On May 3, 2017, we entered into the TRGP Agreement, which generally provided that TRGP directly fund the costs incurred by us or on our behalf in connection with our first ITC action and our U.S. district court proceedings against SK hynix. On January 23, 2020, we entered into an amendment to the TRGP Agreement to alter the recovery sharing formula related to claims against SK hynix.

SVB Credit Agreement

On October 31, 2009, we entered into an SVB Credit Agreement, which provides for a revolving line of credit of up to $5.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments as set forth in the SVB Credit Agreement. As of September 26, 2020, the borrowings under the SVB Credit Agreement bear interest at the Wall Street Journal “prime rate” plus 2.75% per annum and mature on April 30, 2021.

As of September 26, 2020, the outstanding borrowings under the SVB Credit Agreement were $3.4 million with additional borrowing availability of $0.1 million. During the nine months ended September 26, 2020, we made net borrowings of $0.4 million under the SVB Credit Agreement.

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

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with cash receipts from revenues, borrowing availability under the SVB Credit Agreement, the equity financing available under the 2020 and 2019 Lincoln Park Purchase Agreements, funds raised through the debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our capital requirements will depend on many factors, including, among others: the acceptance of, and demand for, our products; our levels of net product sales and any other revenues we may receive, including NRE, license, royalty or other fees; the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies; the costs of developing, improving and maintaining our internal design, testing and manufacturing processes; the costs associated with defending and enforcing our intellectual property rights; and the nature and timing of acquisitions and other strategic transactions in which we participate, if any. However, the SVIC Note will mature at the end of December 2021, and if it is not converted into equity, we may not have adequate liquidity to repay the obligations thereunder unless we raise additional capital or enter into an amendment to the SVIC Note. While we believe that we will be able to raise such funds or obtain an amendment to the SVIC Note, there can be no assurance that this will occur.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 26, 2020.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

During the quarter ended September 26, 2020, our Board of Directors evaluated various cost-cutting measures, including review of the Board and committee structure, operations and compensation of the members thereof. As a result of its evaluation, the Board determined it to be in the best interests of its stockholders to reduce the number of directors serving on the Board to one director, our Chief Executive Officer, and to dissolve all committees of the Board effective immediately after our 2020 annual meeting of stockholders on August 7, 2020, including but not limited to the dissolution of the Audit Committee of the Board. Our management identified this lack of an audit committee with a financial expert and lack of a majority of independent directors on our Board to be material weaknesses in internal control over financial reporting due to the ineffective oversight within the financial reporting process.

Other than the item described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we continue to maintain our financial reporting process we followed to prepare financial statements in accordance with accounting principle generally accepted in the United States for audit committee meetings on a quarterly and annual basis. Our Chief Executive Officer and sole director will oversee the process to ensure all required disclosures are made in our financial statements on a quarterly and annual basis.

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

As of September 26, 2020, there were 195,951,317 shares of our common stock outstanding. In addition, 6,904,258 shares of our common stock are subject to outstanding stock options, 2,536,635 shares of our common stock are subject to outstanding unvested restricted stock units, 13,786,110 shares of our common stock are subject to outstanding warrants, and 13,165,808 shares of our common stock subject to an outstanding convertible note. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders.

As of November 5, 2020, 4.2% of our outstanding common stock was held by our directors and officers, including 4.0% held by Chun K. Hong, our President, Chief Executive Officer and the sole member of our board of directors. As a result, Mr. Hong has the ability to exert substantial control over all matters requiring approval by our stockholders and our board of directors, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. Further, we adopted a rights agreement that would, under certain specified circumstances and for so long as the rights issued under the rights agreement are outstanding, give the holders of our common stock the right to acquire additional shares of our capital stock, which would make it more difficult for a third party to acquire a significant percentage of our outstanding capital stock or attempt a hostile takeover of our Company.

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

COVID-19 has spread globally and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The ultimate impact and efficacy of government measures and potential future measures is currently unknown. In addition, the continued spread of COVID-19, or the occurrence of other epidemics could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and further adversely impact our results of operations.

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

Since the inception of our business in 2000, we have only experienced one fiscal year (2006) with profitable results. In order to regain profitability, or to achieve and sustain positive cash flows from operations, we must reduce operating expenses and/or increase our revenues and gross margins. Although we have in the past engaged in a series of cost reduction actions, such expense reductions alone will not make us profitable or allow us to sustain profitability if it is achieved, and eliminating or reducing strategic initiatives could limit our opportunities and prospects. Our ability to achieve profitability will depend on increased revenue growth from, among other things, increased demand for our product offerings and our ability to monetize our intellectual property. We may not be successful in any of these pursuits, and we may never achieve profitability or sustain profitability if achieved.

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

To support our activities in the near term, we expect to rely on cash generated from our business and proceeds from issuances of debt and equity securities, including our equity lines with Lincoln Park, and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Moreover, the SVIC Note will mature in December 2021, and if it is not converted into equity, we may not have adequate liquidity to repay the obligations thereunder unless we raise additional capital or enter into an amendment to the SVIC Note. While we believe that we will be able to raise such funds or obtain an amendment to the SVIC Note, there can be no assurance that this will occur. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

To date, we have been highly dependent on the experience, relationships and technical knowledge of certain key employees. We believe our future success will be dependent on our ability to retain the services of these key employees, develop their successors and properly manage the transition of their roles should departures occur. The loss of these key employees or their inability to continue to provide their services could delay the development and introduction of new or enhanced products or technologies, negatively impact our ability to sell our existing products, limit our ability to pursue our other business goals and strategies and otherwise harm our business. We do not have employment agreements with any of our employees other than Chun K. Hong, our President, Chief Executive Officer and sole member of our board of directors, and as a result most of our employees may terminate their employment with us at any time. We maintain “Key Man” life insurance on Mr. Hong, but we do not carry “Key Man” life insurance on any of our other employees.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 4. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of September 26, 2020 due to a material weakness. The identified material weakness, at September 26, 2020, relates to the lack of an independent audit committee.

While the control deficiency identified did not result in any identified misstatements, a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.

In an effort to remediate the identified material weakness and enhance our internal controls, our finance and accounting personnel are continuing to follow all of the same procedures that they undertook in preparation for independent audit committee meetings on a quarterly and annual basis. Our CEO and sole director will oversee these processes and review materials prepared by the finance and accounting staff as well as our independent auditors on a quarterly and annual basis. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, we may not be able to timely or accurately report our results of operations or maintain effective disclosure controls and procedures. If we are unable to report financial information timely or accurately, or to maintain effective disclosure controls and procedures, we could be required to restate our financial statements and be subject to, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our common stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended that place significant demands on our resources.

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

Item 6.Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.2	Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	August 10, 2020
4.1	Amendment No. 3 to Rights Agreement, dated as of August 14, 2020, by and between Netlist, Inc. and Computershare Trust Company, N.A., as rights agent		8-K	001-33170	August 14, 2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32+	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:November 10, 2020	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)