Form 10-K
period 2021-01-02
NETLIST INC
filed 2021-03-26
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 26, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $77.6 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of March 22, 2021, there were 215,013,027 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Netlist, Inc. and Subsidiaries

Form 10-K

For the Fiscal Year Ended January 2, 2021

CAUTIONARY Note ABOUT Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical facts and often address future events or our future performance. Words such as "anticipate," "estimate," "expect," "project," "intend," "may," “will,” “might,” "plan," "predict," "believe," "should," “could” and similar words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements contained in this report include statements about, among other things:

●	specific and overall impacts of the COVID-19 pandemic on our financial condition and results of operations;
●	our beliefs regarding the market and demand for our products or the component products we sell;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio, including our pending proceedings against SK hynix Inc., a South Korean memory semiconductor supplier (“SK hynix”);
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

* * * * *

Unless the context indicates otherwise, all references to "Netlist," our "Company," "we," "us," or "our" in this report refer to Netlist, Inc., together with its consolidated subsidiaries, and all cross-references to notes in this Form 10-K refer to the identified note contained in our consolidated financial statements included in Part II, Item 8 of this Form 10-K. We own registered or unregistered trademark rights to NVvault®, HyperCloud®, HybriDIMM™, EXPRESSvault™, PreSight™, “memory at storage capacities, storage at memory speeds”™, Netlist® and our company logo. Although we do not use the “®” or “™” symbol in each instance in which one of our registered or common law trademarks appears in this report, this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law. Any other service marks, trademarks or trade names appearing in this report are the property of their respective owners.

PART I

Item 1.	Business

Overview

We provide high-performance modular memory subsystems to customers in diverse industries that require enterprise and storage class memory solutions to empower critical business decisions. We have a history of introducing disruptive new products, such as one of the first load-reduced dual in-line memory module ("LRDIMM") based on our distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM. We were also one of the first to bring NAND flash memory ("NAND flash") to the memory channel with our NVvault non-volatile dual in-line memory modules ("NVDIMM") using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or "DRAM") and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. We also offer storage class memory products called HybriDIMM to address the growing need for real-time analytics in Big Data applications, in-memory databases, high performance computing and advanced data storage solutions. We publicly demonstrated a HybriDIMM prototype in August 2016 and sampled HybriDIMM to select customers in the second half of 2017. We are continuously developing and improving upon the HybriDIMM product while exploring opportunities with strategic partners.

Due to the ground-breaking product development work of our engineering teams, we have built a robust portfolio of over 130 issued and pending U.S. and foreign patents, many seminal, in the areas of hybrid memory, storage class memory, rank multiplication and load reduction. Since our inception, we have dedicated substantial resources to the development, protection and enforcement of technology innovations we believe are essential to our business. Our early pioneering work in these areas has been broadly adopted in industry-standard registered dual in-line memory modules (“RDIMM”), LRDIMM and in NVDIMM. Our objective is to continue to innovate in our field and invest further in our intellectual property portfolio, with the goal of monetizing our intellectual property through a combination of product sales and licensing, royalty or other revenue-producing arrangements, which may result from joint development or similar partnerships or defense of our patents through enforcement actions against parties we believe are infringing them.

We also resell solid state drives (“SSDs”), NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

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

Products

Our commercially available memory subsystem products and other products that we sell include:

Component and Other Product Resales

Due to our relationships with memory channel customers, in addition to our own products, we resell certain component products that we purchase for the purpose of resale. We have purchased certain of these products, including SSDs, NAND flash and DRAM products, from Samsung under the terms of a joint development and license agreement (“JDLA”). We have also sourced these products from other suppliers to the extent sufficient product is not available from Samsung to meet customer demand or in the event of other Samsung supply issues. In 2020 and 2019, resales of these products represented approximately 66% and 77% of our net sales, respectively. Additionally, we sell excess component inventory to distributors and other users of memory integrated circuits.

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

NVvault DDR4 NVDIMM (“NV4”). NV4 is an NVDIMM-N that provides data acceleration and protection in the Joint Electron Device Engineering Council (“JEDEC”) standard DDR4 interface. It is designed to be integrated into industry standard server or storage solutions.

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

Intellectual Property

We believe the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our technologies and other proprietary information. As of January 2, 2021, we had 98 U.S. and foreign issued patents and 33 pending U.S and foreign patent applications. Assuming they are properly maintained and are not invalidated by reexamination proceedings, our patents will expire at various dates between 2022 and 2035. Our issued patents cover various aspects of our innovations and include various claim scopes and, as a result, we believe our business is not materially dependent on any one claim in any of our existing patents or pending patent applications.

We have devoted significant resources to develop and enforce our intellectual property portfolio. For instance, we have taken action to protect and defend our innovations by filing legal proceedings for patent infringement against SK hynix and its subsidiaries in the U.S. U.S. District Court for the Western District of Texas which remains ongoing. All of our patents involved in these proceedings cover key features of RDIMM and LRDIMM products.

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

Our target markets are characterized by a limited number of large companies, and consolidation in one or more of our target markets may further increase this concentration. As a result, sales to small numbers of customers have historically represented a substantial portion of our net product sales. Additionally, the composition of major customers and their respective contributions to our net product sales have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. For further information about our customer concentrations, see Note 12 “Major Customers, Suppliers and Products” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

Manufacturing and Supply

Manufacturing

We manufacture memory subsystem products at our facility in the PRC, which is certified in International Organization for Standardization (“ISO”) 9001:2008 Quality Management Systems and ISO 14001:2004 Environmental Management Standards. Our in-house manufacturing function, combined with our engineering and design capabilities, allows us to assemble our memory subsystems quickly and in high volume. Our manufacturing facility is capable of surface mount assembly, subsystem testing, system-level burn-in testing, programming, marking, labeling and packaging. Manufacturing cycle times for our memory subsystem products, from receipt of order, are typically one week or less and in some cases as short as two days.

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

We have developed supplier relationships with several manufacturers of these component products, and we typically qualify our memory subsystem products with our customers using multiple component manufacturers. However, our actual purchases of component products, both for integration into our products and for resale, are concentrated in a small number of suppliers, including an affiliate of Samsung, from which we obtained 28% and 37% of our total inventory purchases in 2020 and 2019, respectively, Memblaze Limited from which we obtained 14% of our total inventory purchases in 2020 and Techtronics (Singapore) Pte, Ltd from which we obtained 11% and 17% of our total inventory purchases in 2020 and 2019, respectively. For further information about our supplier concentrations, see Note 12 “Major Customers, Suppliers and Products” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

We believe the principal competitive factors in the selection of memory subsystems or the component products we resell by existing and potential future customers are:

●	price;
●	timeliness of new value-add product introductions;
●	development of advanced technologies;
●	fulfillment capability and flexibility;
●	understanding of system and business requirements;
●	design characteristics and performance;
●	quality and reliability;
●	track record of volume delivery; and
●	credibility with the customer

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

Employees

As of January 2, 2021, we had approximately 70 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, managerial and other personnel for whom competition is intense. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

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

We file reports with the Securities and Exchange Commission (“SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines, code of business conduct and ethics, insider trading policy and whistleblower policy.

Item 1A.	Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results, financial condition, impair our future growth prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. In assessing these risks, you should also review the other information contained in this report, including our consolidated financial statements and accompanying notes, and the other filings we make with the SEC. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to the following:

Risks Related to Our Business, Operations and Industry

●	We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures;
●	We have historically incurred losses and may continue to incur losses;
●	The vast majority of our revenues in recent periods have been generated from resales of component products, including products sourced from Samsung, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our HybriDIMM and NVvault products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including ongoing effects of the COVID-19 pandemic and the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margins and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross profit;
●	Our manufacturing operations involve significant risks;
●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	If a standardized memory solution that addresses the demands of our customers is developed, our net product sales and market share may decline;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;

●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer; and
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition.

Risks Related to Laws and Regulations

●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have a material weakness in our internal control over financial reporting due to the lack of an independent audit committee. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, that place significant demands on our resources.

Risks Related to Intellectual Property and Litigation

●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results; and
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us.

Risks Related to Capitalization and Financial Markets

●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly;
●	We have incurred a material amount of indebtedness to fund our operations, the terms of which have required us to pledge substantially all of our assets as security. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;

●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

Risks Related to Our Business, Operations and Industry

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

We have historically derived revenues from sales of our high-performance modular memory subsystems to OEM in the server, high-performance computing and communications markets. Although we expect these memory subsystems to continue to account for a portion of our revenues, we have experienced declines in sales of these products in recent periods, and these declines could continue or intensify in the future. We believe market acceptance of these products or derivative products that incorporate our core memory subsystem technology is critical to our success, and any continued decline in sales of these products could have a material adverse impact on our performance and long-term prospects.

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

Acquisitions and other strategic transactions or relationships entail a number of risks that could adversely affect our business and operating results, including, among others:

●	difficulties integrating the operations, technologies or products of acquired companies or working with third parties with which we may partner on joint development or collaboration relationships;
●	the diversion of management’s time and attention from the daily operations of our business;
●	insufficient increases in revenues to offset increased expenses associated with an acquisition or strategic transaction or relationship;
●	difficulties retaining business relationships with our existing suppliers and customers or the suppliers and customers of an acquired company;
●	overestimation of potential synergies or other benefits, or a delay in realizing these synergies or other benefits;
●	entering markets in which we have no or limited experience and in which competitors have stronger market positions;
●	the potential loss of our key employees or an acquired company;
●	exposure to contingent liabilities of an acquired company;
●	depletion of cash resources to fund an acquisition or other strategic transaction or establish a strategic relationship, or dilution of existing stockholders or increased leverage relative to our earnings or to our equity capitalization if we issue debt or equity securities for these purposes;
●	adverse tax consequences; and
●	incurrence of material charges, such as depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred stock-based compensation expense and identifiable purchased intangible assets or impairment of goodwill.

If any of these risks occur, we may not be able to realize the intended benefits of an acquisition or strategic transaction or relationship, and our operating results, financial condition and business prospects could be materially negatively affected.

Risks Related to Laws and Regulations

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

Our international operations and sales are subject to a number of additional risks, including, among others, timing and availability of export licenses; difficulties in accounts receivable collections; difficulties managing distributors; lack of a significant local sales presence in a number of markets; difficulties obtaining government approvals; compliance with anti-bribery, data protection and other applicable U.S. and foreign laws, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in the non-U.S. jurisdictions in which we operate, as well as a wide variety of other complex foreign laws, regulations and treaties; and potentially adverse tax consequences. In addition, the United States or foreign countries may implement quotas, duties, tariffs, taxes or other charges or restrictions on the importation or exportation of our products or the component products we resell, which could lead to a reduction in sales and profitability in that country. The implementation of tariffs by the United States on goods manufactured in other countries, including PRC, could cause the costs of our products to increase, which could significantly impair the gross profit we receive and thereby harm our operating results significantly.

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

We have a material weakness in our internal control over financial reporting due to the lack of an independent audit committee. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in Item 9A. Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of January 2, 2021 due to a material weakness. The identified material weakness, at January 2, 2021, relates to the lack of an independent audit committee. While the control deficiency identified did not result in any identified misstatements, a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, that place significant demands on our resources.

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

Risks Related to Intellectual Property and Litigation

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

Risks Related to Capitalization and Financial Markets

We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all.

To support our activities in the near term, we expect to rely on cash generated from our business and proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”), and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Moreover, our convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) will mature in December 2021, and if it is not converted into equity, we may not have adequate liquidity to repay the obligations thereunder unless we raise additional capital or enter into an amendment to the SVIC Note. While we believe that we will be able to raise such funds or obtain an amendment to the SVIC Note, there can be no assurance that this will occur. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

The price and trading volume of our common stock have been volatile and may continue to fluctuate significantly.

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

We have incurred the SVIC Note, our credit facility with SVB, and our funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management (“TRGP”). In connection with these debt and other arrangements, we have granted security interests to SVIC, SVB and TRGP in our various assets, such that all of our tangible and intangible assets, including our complete patent portfolio, are subject to one or more outstanding liens held by one or more of these parties.

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

As of January 2, 2021, there were 195,977,567 shares of our common stock outstanding. In addition, 7,519,258 shares of our common stock are subject to outstanding stock options, 3,036,635 shares of our common stock are subject to outstanding unvested restricted stock units, 13,911,110 shares of our common stock are subject to outstanding warrants, and 13,230,246 shares of our common stock subject to an outstanding convertible note. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders.

As of March 22, 2021, 3.3% of our outstanding common stock was held by our directors and officers, including 3.2% held by Chun K. Hong, our President, Chief Executive Officer and the sole member of our board of directors. As a result, Mr. Hong has the ability to exert substantial control over all matters requiring approval by our stockholders and our board of directors, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

Our corporate headquarters is located in approximately 8,200 square feet of space in Irvine, California, under a lease that expires in July 2021. We also lease approximately 42,200 square feet of space for our manufacturing facility in the PRC under a lease that expires in June 2021. We believe our current facilities are adequate for our current and expected operations for the next 12 months and that additional space could be obtained if needed.

Item 3.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 8 “Commitments and Contingencies” under the heading “Litigation and Patent Reexaminations,” and are incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Market under the symbol “NLST” on November 30, 2006 and was transferred to The Nasdaq Capital Market effective on January 14, 2016. On September 27, 2018, our common stock was transferred to the OTCQX® Best Market. On August 11, 2020, our common stock was transferred to the OTCQB®.

Holders

As of March 22, 2021, there were approximately 15 holders of record of our shares of common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

This section contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Form 10-K. Actual results may differ significantly from those contained in any forward-looking statements. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K.

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2020 includes 53 weeks and ended on January 2, 2021 and its fiscal year 2019 included 52 weeks and ended on December 28, 2019. The first three quarters of fiscal year 2020 each includes 13 weeks and the fourth quarter includes 14 weeks. The four quarters of fiscal year 2019 each included 13 weeks. Unless otherwise stated, all information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

Fiscal Year Highlights

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

First Amendment to TRGP Agreement

On January 23, 2020, we entered into the first amendment to the investment agreement dated May 3, 2017 with TR Global Funding V, LLC (“TRGP”) (“TRGP Agreement”) to amend the recovery sharing formula related to claims against SK hynix, Inc. a South Korean memory semiconductor supplier (“SK hynix”), for alleged infringement of our patents. The TRGP Agreement generally provided that TRGP directly fund the costs incurred by us or on our behalf in connection with our first ITC action and certain U.S. district court proceedings against SK hynix.

Amendment to SVB Credit Agreement

On February 27, 2020, we entered into an amendment to a credit agreement dated October 31, 2009 with Silicon Valley Bank (“SVB”) (as the same may from time to time be amended, modified, supplemented or restated, the “SVB Credit Agreement”) to extend the maturity date of the borrowings under the SVB Credit Agreement from March 30, 2020 to April 30, 2021.

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into a purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the 2019 Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. During 2020, Lincoln Park did not purchase shares of our common stock under the 2019 Purchase Agreement. Subsequent to January 2, 2021, Lincoln Park purchased an aggregate of 1,669,429 shares of our common stock for a net purchase price of $1.6 million under the 2019 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 129,468 shares of our common stock as commitment shares in noncash transactions.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into another purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park, pursuant to which we had the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. As consideration for entering into the 2020 Purchase Agreement, we issued to Lincoln Park 1,529,052 shares of our common stock as initial commitment shares in a noncash transaction on March 6, 2020 and would issue up to 917,431 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We would not receive any cash proceeds from the issuance of these additional commitment shares.

During 2020, Lincoln Park purchased an aggregate of 23,400,122 shares of our common stock for a net purchase price of $12.2 million under the 2020 Purchase Agreement. In connection with the purchases, during 2020, we issued to Lincoln Park an aggregate of 560,588 shares of our common stock as commitment shares in noncash transactions. Subsequent to January 2, 2021, Lincoln Park purchased an aggregate of 9,544,595 shares of our common stock for a net purchase price of $7.8 million under the 2020 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 356,843 shares of our common stock as commitment shares in noncash transactions. In February 2021, we completed the sales under the 2020 Purchase Agreement.

Paycheck Protection Program Loan

On April 23, 2020, we entered into an unsecured promissory note with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) (“PPP Loan”) administered by the Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES

Act”). The PPP Loan bears interest at 1.0% per annum and matures in April 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is eligible for forgiveness if we meet certain conditions. In February 2021, we applied for forgiveness of the PPP Loan.

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

Next-generation HybriDIMM and some of our other next-generation products may require additional time and capital investments in order to commercialize, and our development and commercialization strategies for these products, including, for instance, our work with the Joint Electron Device Engineering Council (“JEDEC”) to facilitate broad industry adoption of this new technology, may not be successful. Our ability to obtain customer or market acceptance of these next-generation products will materially impact our net product sales and gross profits, as well as our ability to recoup our investments in developing these products.

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

Product Sale Prices

The prices customers pay for the products we sell can fluctuate due to many factors, including, among others, competitive conditions in our key customer markets, changes in customer requirements or preferences, volatility in the market prices for SSDs, merging dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”), NAND flash memory (“NAND flash”) and other component products, and changes in manufacturing efficiencies or capacities. Our industry has historically been characterized by declines in average sale prices. If sale price declines are not offset by corresponding decreases in costs or increases in sales volume or sales of products with higher margins, these sale price declines could have a material adverse effect on our operating results.

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

From time to time, shortages in SSDs, DRAM ICs and NAND flash have required some suppliers to limit the supply of these components. In the past, we have experienced supply chain disruptions and shortages of DRAM and NAND flash required to create certain of our memory subsystem products, and we have been forced to procure the component products we resell from other suppliers to the extent sufficient product is not available from Samsung Electronics Co., Ltd. (“Samsung”) to meet customer demand or in the event of other Samsung supply issues. Supply shortages can occur at any time and for a variety of reasons, including, among others, spikes in customer demand that cannot be satisfied by our suppliers, any problems that arise with the supplier’s manufacturing operations or facilities that cause disruptions or delays, or any failure by the supplier to comply with the terms of its supply arrangements with us. If we are not able to obtain components in the amounts needed, on a timely basis and at commercially reasonable prices, we may lose customers due to order delivery interruptions or failures, which could impact our net sales, and we may experience increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers. For example, with respect to Samsung, any inability to obtain sufficient component products from Samsung could increase our cost of sales for component product resales because we may not be able to make arrangements with other suppliers on financial and other terms comparable to those we have negotiated with Samsung under a joint development and license agreement (“JDLA”). As described above, we may or may not be able to pass any such cost increases through to our customers, in which case they could materially adversely impact our results by increasing our cost of sales without a corresponding increase in our net sales.

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

Results of Operations

Net Sales and Gross Profit

Net sales, cost of sales and gross profit for 2020 and 2019 were as follows (dollars in thousands):

	2020	2019	Change
Net sales	$47,234	$26,103	81%
Cost of sales	40,503	23,533	72%
Gross profit	$6,731	$2,570	162%
Gross margin	14%	10%

Net Sales

Net sales include resales of certain component products, including SSDs and DRAM products, and sales of our high-performance memory subsystems. In 2020 and 2019, resales of component products represented 66% and 77% of net sales, respectively.

Net sales increased 81% or $21.1 million during 2020 compared to 2019 primarily as a result of a $14.0 million overall increase in sales of NAND flash products (including a $8.3 million increase in sales of Netlist’s flash SSD products and a $5.8 million increase in the resales of NAND flash products), a $7.8 million overall increase in sales of other small outline dual in-line memory module (“SODIMM”) and RDIMM products (a $5.3 million increase in the resales of SODIMM and RDIMM products and a $2.5 million increase in sales of our Specialty SODIMM and RDIMM products), partially offset by an aggregate of $0.5 million increase in sales return reserve and customer discounts.

Our product sales were impacted by fluctuating customer concentrations. During 2020, there was one customer that accounted for more than 10% of our net sales, while during 2019, there were no customers who accounted for more than 10% of our net sales. During 2020 and 2019, our four largest customers accounted for an aggregate of 33% and 27% of our net sales, respectively.

Gross Profit and Gross Margin

Gross profit increased in 2020 compared to 2019 due primarily to higher sales and gross profits on the sales of enterprise SSD products. Gross margin (or gross profit as a percentage of net sales) fluctuates based on the change in our product mix over periods and the relative cost of the factory.

Operating Expenses

Operating expenses for 2020 and 2019 were as follows (dollars in thousands):

	2020	2019	Change
Research and development	$2,953	$2,383	24%
Percentage of net sales	6%	9%
Intellectual property legal fees	$2,368	$4,131	(43)%
Percentage of net sales	5%	16%
Selling, general and administrative	$8,247	$7,546	9%
Percentage of net sales	17%	29%

Research and Development

Research and development expenses increased in 2020 compared to 2019 primarily as a result of an increase in employee headcount and overhead.

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for patent filings, protection and enforcement. Although we expect intellectual property legal fees to generally increase over time as we continue to protect, defend and enforce and seek to expand our patent portfolio, these increases may not be linear but may occur in lump sums depending on the due dates of patent filings and their associated fees and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 8 “Commitments and Contingencies” to the consolidated financial statements in Item 8 of this Form 10-K for further discussion.

Pursuant to the terms of the TRGP Agreement, the legal expenses we incurred for our first action against SK hynix at the ITC and our U.S. district court proceedings that were paid directly by TRGP were excluded in their entirety from our financial statements. As of January 2, 2021, accumulated deficit excluded $1.7 million and $10.2 million of such legal expenses incurred in 2018 and 2017, respectively. No further legal expenses will be paid by TRGP under this agreement. TPGP did not fund the legal expenses incurred for our second ITC action and our proceedings in international courts as well as other District Court proceedings. TRGP is not currently funding our legal expenses.

Intellectual property legal fees decreased in 2020 as compared to 2019 due primarily to lower legal expenses incurred to defend our patent portfolio internationally, including the costs incurred for our second ITC action and inter partes review of our patents before the U.S. Patent and Trademark Office and a current year reversal of legal fees due to certain law firms on the settlement of liabilities owing to them.

Selling, General and Administrative

Selling, general and administrative expenses slightly increased in 2020 compared to 2019 due primarily to an increase in sales and marketing payroll costs and related overhead and commissions and outside services, partially offset by a decrease in travel expenses.

Other Expense, Net

Other expense, net for 2020 and 2019 was as follows (dollars in thousands):

	2020	2019	Change
Interest expense, net	$(531)	$(945)
Other income (expense), net	101	(4)
Total other expense, net	$(430)	$(949)	(55)%

Interest expense, net, consists primarily of interest expense on the $15 million secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015, a revolving line of credit under the SVB Credit Agreement, and an unsecured convertible note with an original principal amount of $2.3 million issued to Iliad Research and Trading, L.P. in August 2018 (“Iliad Note”), along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note and Iliad Note. The Iliad Note was fully converted to shares of our common stock during 2019 and there was no outstanding balance as of December 28, 2019. As a result, during 2020 compared to 2019, the interest expense decreased. Other income increased during 2020 as a result of a foreign exchange gain recognized upon the receipt of withholding tax refund from the Korean tax authority.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and debt securities and receipts from revenues, including from product sales. We have also funded our operations with a revolving line of credit under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements.

The following table presents selected financial information as of and for the years ended January 2, 2021 and December 28, 2019 (in thousands):

	2020	2019
Cash and cash equivalents	$13,326	$8,966
Convertible promissory note and accrued interest, net	16,310	15,793
Total PPP Loan and accrued interest	641	—
Working capital	(2,726)	5,442
Net cash used in operating activities	(8,134)	(11,485)
Net cash used in investing activities	(43)	(83)
Net cash provided by financing activities	12,987	6,632

Cash Flows from Operating Activities

Net cash used in operating activities for 2020 was primarily a result of a net loss of $7.3 million, adjusted for non-cash charges of $2.1 million, which primarily consisted of stock-based compensation, non-cash lease expense, interest accrued on our convertible note and amortization of debt discounts. These non-cash activities are offset by net cash outflows from changes in working capital balances of $2.9 million driven predominantly by a decrease in accounts payable due to lower legal expenses incurred to defend our patent portfolio internationally and a current year reversal of legal fees due to certain law firms on the settlement of all liabilities owing to them and prepaid expenses and other assets due to the settlement of refundable withholding tax from the Korean tax authority, partially offset by an increase in accounts receivable due to higher sales.

Net cash used in operating activities for 2019 was primarily a result of a net loss of $12.5 million, adjusted for non-cash charges of $2.6 million, which primarily consisted of stock-based compensation, non-cash lease expense, amortization of debt discounts and interest accrued on our convertible notes. These non-cash activities are offset by net cash outflows from changes in working capital balances of $1.8 million driven predominantly by a $0.8 million increase in accounts receivable due to higher sales in the fourth quarter of 2019, a $0.6 million increase in inventories due to higher purchases to support increased sales, and a $0.6 million decrease in accrued expenses and other liabilities primarily from the decrease in operating lease liabilities, partially offset by a decrease of $0.5 million in prepaid expenses and other assets.

Cash Flows from Financing Activities

Net cash provided by financing activities for 2020 primarily consisted of $12.2 million in net proceeds from issuance of common stock under the 2020 Lincoln Park Purchase Agreement, $0.6 million in proceeds from the issuance of the PPP Loan and $0.7 million in net borrowings under the SVB Credit Agreement, partially offset by $0.4 million in payments of note payable to finance insurance policies.

Net cash provided by financing activities for 2019 primarily consisted of $6.4 million in proceeds from issuance of common stock to Lincoln Park under the 2019 Lincoln Park Purchase Agreement and $0.7 million in net borrowings under the SVB Credit Agreement, partially offset by $0.4 million in payment of note payable to finance insurance policies.

Capital Resources

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into the 2019 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the 2019 Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. As of January 2, 2021, an aggregate of $3.6 million in shares of our common stock was available for purchases over the remaining term under the 2019 Purchase Agreement.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into the 2020 Purchase Agreement with Lincoln Park, pursuant to which we had the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. In February 2021, we completed the sales under the 2020 Purchase Agreement.

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

SVB Credit Agreement

On October 31, 2009, we entered into an SVB Credit Agreement, which provides for a revolving line of credit of up to $5.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments as set forth in the SVB Credit Agreement. As of January 2, 2021, the borrowings under the SVB Credit Agreement bear interest at the Wall Street Journal “prime rate” plus 2.75% per annum and mature on April 30, 2021.

As of January 2, 2021, the outstanding borrowings under the SVB Credit Agreement were $3.7 million with additional borrowing availability of $0.1 million. During 2020, we made net borrowings of $0.7 million under the SVB Credit Agreement.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with cash receipts from revenues, borrowing availability under the SVB Credit Agreement, the equity financing available under the 2019 Lincoln Park Purchase Agreement, funds raised through other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our capital requirements will depend on many factors, including, among others: the acceptance of, and demand for, our products; our levels of net product sales and any other revenues we may receive, including NRE, license, royalty or other fees; the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies; the costs of developing, improving and maintaining our internal design, testing and manufacturing processes; the costs associated with defending and enforcing our intellectual property rights; and the nature and timing of acquisitions and other strategic transactions in which we participate, if any. However, the SVIC Note will mature at the end of December 2021, and if it is not converted into equity, we may not have adequate liquidity to repay the obligations thereunder unless we raise additional capital or enter into an amendment to the SVIC Note. While we believe that we will be able to raise such funds or obtain an amendment to the SVIC Note, there can be no assurance that this will occur.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 “Summary of Significant Accounting Policies” of the notes to consolidated financial statements in Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates and assumptions on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. We review our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates, which may result in material adverse effects on our consolidated operating results and financial position.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and limit the amount of credit extended to our customers as deemed necessary, but generally require no collateral. We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For accounts receivable from our international customers, we purchase comprehensive foreign credit insurance to mitigate risks related to the collectability. For all other customers, we record allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment, general economic conditions, and our historical experience. Uncollectible accounts are charged against the allowance for doubtful accounts when all cost-effective commercial means of collection have been exhausted. Generally, our credit losses have been within expectations and the provisions established. However, we cannot guarantee that we will continue to experience credit loss rates similar to those experienced in the past.

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

Stock-Based Compensation

Stock-based awards are comprised principally of stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of estimated forfeitures. We use the Black-Scholes option pricing model to determine the grant date fair value of stock options. The model requires us to estimate the expected volatility and expected term of the stock options, which are highly complex and subjective variables. The expected volatility is based on the historical volatility of our common stock. The expected term is computed using the simplified method as our best estimate given our lack of actual exercise history. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on our history and management’s expectation regarding dividend payouts. The grant-date fair value of RSAs and RSUs equals the closing price of our common stock on the grant date.

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

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

Netlist, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	January 2,	December 28,
	2021	2019
ASSETS
Current Assets:
Cash and cash equivalents	$13,326	$8,966
Restricted cash	3,200	2,750
Accounts receivable, net of allowances of $157 (2020) and $61 (2019)	4,680	3,672
Inventories	3,198	3,496
Prepaid expenses and other current assets	514	627
Total current assets	24,918	19,511
Property and equipment, net	182	286
Operating lease right-of-use assets	114	968
Other assets	58	1,376
Total assets	$25,272	$22,141

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$5,327	$9,134
Revolving line of credit	3,678	2,990
Accrued payroll and related liabilities	806	740
Accrued expenses and other current liabilities	777	793
Long-term debt due within one year	17,056	412
Total current liabilities	27,644	14,069
Long-term debt	146	15,793
Operating lease liabilities	—	498
Other liabilities	102	144
Total liabilities	27,892	30,504
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 195,978 (2020) and 169,539 (2019) shares issued and outstanding	195	169
Additional paid-in capital	192,071	179,086
Accumulated deficit	(194,886)	(187,618)
Total stockholders' deficit	(2,620)	(8,363)
Total liabilities and stockholders' deficit	$25,272	$22,141

See accompanying notes to consolidated financial statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	January 2,	December 28,
	2021	2019
Net sales	$47,234	$26,103
Cost of sales	40,503	23,533
Gross profit	6,731	2,570
Operating expenses:
Research and development	2,953	2,383
Intellectual property legal fees	2,368	4,131
Selling, general and administrative	8,247	7,546
Total operating expenses	13,568	14,060
Operating loss	(6,837)	(11,490)
Other expense, net:
Interest expense, net	(531)	(945)
Other income (expense), net	101	(4)
Total other expense, net	(430)	(949)
Loss before provision for income taxes	(7,267)	(12,439)
Provision for income taxes	1	13
Net loss	$(7,268)	$(12,452)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.08)
Weighted-average common shares outstanding:
Basic and diluted	183,594	148,132

See accompanying notes to consolidated financial statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 29, 2018	139,283	$139	$169,355	$(175,166)	$(5,672)
Net loss	—	—	—	(12,452)	(12,452)
Issuance of common stock, net, and commitment shares	20,387	20	6,332	—	6,352
Common stock issued on conversion of Iliad Note	9,167	9	2,439	—	2,448
Exercise of stock options	175	—	49	—	49
Stock-based compensation	—	—	989	—	989
Restricted stock units vested and distributed	749	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(222)	—	(77)	—	(77)
Balance, December 28, 2019	169,539	169	179,086	(187,618)	(8,363)
Net loss	—	—	—	(7,268)	(7,268)
Issuance of common stock, net, and commitment shares	25,490	25	12,149	—	12,174
Issuance of warrants	—	—	145	—	145
Exercise of stock options	226	—	32	—	32
Exercise of warrants	256	—	—	—	—
Stock-based compensation	—	—	763	—	763
Restricted stock units vested and distributed	801	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(334)	—	(103)	—	(103)
Balance, January 2, 2021	195,978	$195	$192,071	$(194,886)	$(2,620)

See accompanying notes to consolidated financial statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 2,	December 28,
	2021	2019
Cash flows from operating activities:
Net loss	$(7,268)	$(12,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	172
Interest accrued on convertible promissory notes	309	415
Amortization of debt discounts	212	480
Non-cash lease expense	489	534
Stock-based compensation	763	989
Issuance of warrants in lieu of payment	145	—
Changes in operating assets and liabilities:
Accounts receivable	(1,008)	(755)
Inventories	298	(550)
Prepaid expenses and other assets	1,693	480
Accounts payable	(3,807)	(363)
Accrued payroll and related liabilities	66	136
Accrued expenses and other liabilities	(173)	(571)
Net cash used in operating activities	(8,134)	(11,485)
Cash flows from investing activities:
Acquisition of property and equipment	(43)	(83)
Net cash used in investing activities	(43)	(83)
Cash flows from financing activities:
Net borrowings under line of credit	688	697
Proceeds from issuance of long-term debt	637	—
Principal repayments under finance lease	(18)	(13)
Payments on note payable	(423)	(376)
Proceeds from issuance of common stock, net	12,174	6,352
Proceeds from exercise of stock options	32	49
Payments for taxes related to net share settlement of equity awards	(103)	(77)
Net cash provided by financing activities	12,987	6,632
Net change in cash, cash equivalents and restricted cash	4,810	(4,936)
Cash, cash equivalents and restricted cash at beginning of period	11,716	16,652
Cash, cash equivalents and restricted cash at end of period	$16,526	$11,716

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$13,326	$8,966
Restricted cash	3,200	2,750
Cash, cash equivalents and restricted cash at end of period	$16,526	$11,716

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

Liquidity

The Company incurred net loss of $7.3 million and $12.5 million for 2020 and 2019, respectively. The Company has historically financed its operations primarily with revenues generated from operations, including product sales, and proceeds from issuances of debt and equity securities (see Notes 5 and 9). The Company has also funded its operations with a revolving line of credit under a bank credit facility and a funding arrangement for costs associated with certain of its legal proceedings (see Notes 4, 5 and 8).

On August 27, 2018, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P. (“Iliad”) (“Iliad Purchase Agreement”), pursuant to which the Company issued a convertible promissory note in the principal amount of $2.3 million (“Iliad Note”) with an original issue discount of $0.2 million. The Iliad Note bore interest at an annual rate of 8% and would have matured on August 27, 2020, unless earlier repurchased, redeemed or converted in accordance with its terms. During 2019, Iliad fully-converted the outstanding principal and accrued interest on the Iliad Note to shares of the Company’s common stock, and as a result, there were no outstanding principal and accrued interest on the Iliad Note as of December 28, 2019 (see Note 5).

On June 24, 2019, the Company entered into a purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $10 million in shares of its common stock over the 36-month term of the 2019 Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement (see Note 9).

On March 5, 2020, the Company entered into another purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park, pursuant to which the Company had the right to sell to Lincoln Park up to an aggregate of $20 million in shares of its common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement (see Note 9).

On April 23, 2020, the Company entered into an unsecured promissory note with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) (“PPP Loan”) administered by the Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (see Note 5).

Inadequate working capital would have a material adverse effect on the Company’s business and operations and could cause the Company to fail to execute its business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require the Company to significantly modify its business model and/or reduce or cease its operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of its ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. While the Company’s estimates of its operating revenues and expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes the Company’s existing cash balance together with cash receipts from revenues, borrowing availability under a bank credit facility (see Note 4), funds available to be raised from the 2019 Lincoln Park arrangement (see Note 9) and funds raised through the debt and equity offerings, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has evaluated events occurring subsequent to January 2, 2021, through the filing date of this Annual Report on Form 10-K and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto.

Principles of Consolidation

The consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. The Company’s fiscal year 2020 includes 53 weeks and ended on January 2, 2021 and its fiscal year 2019 included 52 weeks and ended on December 28, 2019. The first three quarters of fiscal year 2020 each includes 13 weeks and the fourth quarter includes 14 weeks. The four quarters of fiscal year 2019 each included 13 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. Significant items subject to such estimates and assumptions include provisions for uncollectible receivables and sales returns, warranty liability, valuation of inventories, fair value of financial instruments, useful lives and impairment of property and equipment, inputs used to value stock-based compensation and convertible debt instruments and the realization of deferred tax assets. Actual results may differ materially from those estimates.

Recently Adopted Accounting Guidance

In the first quarter of 2020, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”), which amends the accounting for implementation, setup, and other upfront costs in a hosting arrangement that is a service contract. The adoption of ASU 2018-15 did not have an impact on the Company’s consolidated financial statements.

In the first quarter of 2020, the Company adopted FASB ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. The adoption of ASU 2018-13 did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Guidance

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also clarifies and simplifies other aspects of the accounting for income taxes. The ASU will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years and early adoption is permitted. Certain amendments of this ASU may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company does not expect material impacts from adopting this ASU on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, and also improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

Variable Consideration

The Company’s revenue generating activities include variable consideration which is recorded as a reduction of the transaction price based upon expected amounts at the time revenue for the corresponding product sale is recognized. Common forms of variable consideration include limited rights of return for up to 30 days, except for sales of excess component inventories, which contain no right-of-return privileges and volume rebates for meeting established sales targets. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. As of January 2, 2021, the Company recorded a contract liability of $0.3 million related to volume rebates to a customer, which is included in accrued expenses and other current liabilities in the consolidated balance sheets. As of December 28, 2019, there was no such liability.

Warranties

The Company offers standard product warranties generally ranging from one to three years to its memory subsystem products customers, depending on the negotiated terms of any purchase agreements, and has no other post-shipment obligations or separately priced extended warranty or product maintenance contracts. These warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. Warranties are not offered on sales of component products. The Company records an estimate for warranty related costs at the time of sale based on its historical and estimated future product return rates and expected repair or replacement costs. Estimated future warranty costs are recorded in the period in which the sale is recorded and are included in cost of sales in the consolidated statements of operations.

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, a revolving line of credit, the PPP Loan and a convertible promissory note. Cash equivalents consist of short-term investments with original maturities of three months or less and restricted cash consists of cash to secure standby letters of credit (see Note 4). The carrying value of these instruments approximates their fair value due to their short-term nature. The fair value of the revolving line of credit, the PPP Loan and convertible promissory note is estimated by using current applicable rates for similar instruments as of the balance sheet date and an assessment of the credit rating. The carrying values of the revolving line of credit as of January 2, 2021 and December 28, 2019 and the PPP Loan as of January 2, 2021 approximate fair value because the interest rate yield is near current market rates for comparable debt instruments. The fair value of the convertible promissory note is estimated by using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities and is classified in Level 2 of the valuation hierarchy. The carrying value and estimated fair value of the senior secured convertible promissory note as of January 2, 2021 were $14.8 million and $12.1 million, respectively. The carrying value and estimated fair value of the senior secured convertible promissory note as of December 28, 2019 were $14.6 million and $11.7 million, respectively.

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

The Company’s accounts receivable are primarily derived from sales to original equipment manufacturers in the server, high-performance computing and communications markets, as well as from sales to storage customers, appliance customers, system builders and cloud and datacenter customers. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company believes the concentration of credit risk in its accounts receivable is moderated by its credit evaluation process, relatively short collection terms, a high level of credit worthiness of its customers (see Note 12), foreign credit insurance, and letters of credit issued in its favor. The allowance for credit losses is maintained, and such losses historically have not been significant and have been within management’s expectations.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to seven years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term. Expenditures for repairs and maintenance are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization of disposed assets are removed from the accounts and any resulting gain or loss is included in other income (expense), net in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets held and used by the Company in its operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of the Company’s customers and reductions in average sales prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. The management believes there is no impairment of long-lived assets as of January 2, 2021 and December 28, 2019.

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

Stock-Based Compensation

Stock-based awards are comprised principally of stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of estimated forfeitures. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options. The model requires the Company to estimate the expected volatility and expected term of the stock options, which are highly complex and subjective variables. The expected volatility is based on the historical volatility of the Company’s common stock. The expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company’s history and management’s expectation regarding dividend payouts. The grant-date fair value of RSAs and RSUs equals the closing price of the Company’s common stock on the grant date.

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

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant during 2020 or 2019.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, shares issuable under the conversion feature of a convertible note using the “if-converted” method, and shares issuable upon the vesting of RSAs and RSUs. In periods of net loss, basic and diluted loss per share are the same, as the effect of dilutive potential shares on loss per share is anti-dilutive.

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	January 2,	December 28,
	2021	2019
Raw materials	$578	$1,052
Work in process	2	25
Finished goods	2,618	2,419
	$3,198	$3,496

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	January 2,	December 28,
	2021	2019
Machinery and equipment	$7,811	$7,867
Computer equipment and software	2,523	2,447
Leasehold improvements	737	737
Furniture and fixtures	55	55
	11,126	11,106
Less: accumulated depreciation and amortization	(10,944)	(10,820)
	$182	$286

Substantially all the Company’s property and equipment, net, are located within the United States as of January 2, 2021 and December 28, 2019.

Other Assets

Other assets consisted of the following (in thousands):

	January 2,	December 28,
	2021	2019
Refundable withholding tax	$—	$1,320
Other assets	58	56
	$58	$1,376

Refundable withholding tax was the amount of tax withheld by the Company’s customer in the Republic of Korea in November 2015 and was determined to be refundable from the Korean tax authority. During 2020, the Company received the full amount due from the Korean tax authority.

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Year Ended
	January 2,	December 28,
	2021	2019
Resales of third-party products	$31,031	$19,982
Sale of the Company's modular memory subsystems	16,203	6,121
Total net sales	$47,234	$26,103

Net sales by country presented below are based on the billing location of the customer (in thousands):

	Year Ended
	January 2,	December 28,
	2021	2019
United States	$35,826	$19,919
China(1)	6,071	2,167
Other countries	5,337	4,017
Total net sales	$47,234	$26,103
(1)	China includes Hong Kong and Taiwan.

The United States and China accounted for more than 10% of the Company’s net sales for 2020. For 2019, the United States was the only country that accounted for more than 10% of the Company’s net sales.

Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Year Ended
	January 2,	December 28,
	2021	2019
Numerator: Net loss	$(7,268)	$(12,452)
Denominator: Weighted-average common shares outstanding—basic and diluted	183,594	148,132
Net loss per share—basic and diluted	$(0.04)	$(0.08)

The Company computed net loss per share using the two-class method required for unvested participating securities through the three months ended March 28, 2020. No allocation of undistributed earnings to participating securities was performed for periods with net loss as such securities do not have a contractual obligation to share in the loss of the Company.

The table below sets forth potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion of the SVIC Note (see Note 5) using the “if-converted” method, and the vesting of RSAs and RSUs.

These potential weighted average common share equivalents have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Year Ended
	January 2,	December 28,
	2021	2019
Weighted average common share equivalents	13,644	13,357

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Year Ended
	January 2,	December 28,
	2021	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$70	$62
Supplemental disclosure of non-cash financing activities:
Common stock issued on conversion of convertible note payable and accrued interest	$—	$2,448
Debt financing of insurance	$262	$412

Note 4—Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as the same may from time to time be amended, modified, supplemented or restated, the “SVB Credit Agreement”), which provides for a revolving line of credit up to $5.0 million. The borrowing base is limited to 85% of the eligible accounts receivable, subject to certain adjustments. As of January 2, 2021, the borrowings under the SVB Credit Agreement bear interest based on the Wall Street Journal “prime rate” plus 2.75% and mature on April 30, 2021. The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheets. As of January 2, 2021 and December 28, 2019, (i) outstanding letters of credit were $3.2 million and $2.8 million, respectively, (ii) outstanding borrowings were $3.7 million and $3.0 million, respectively, and (iii) availability under the revolving line of credit was $0.1 million and $0.2 million, respectively.

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

For all periods before April 20, 2017, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by Samsung Venture Investment Co. (“SVIC”) (see Note 5). Certain of these lien priorities were modified in April and May 2017 in connection with the Company’s establishment of a funding arrangement with TRGP for certain of the Company’s litigation expenses in connection with certain of its legal proceedings against SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”). On May 3, 2017, TRGP entered into an intercreditor agreement with each of SVIC and SVB, and on April 20, 2017, SVIC and SVB entered into an intercreditor agreement with each other (such intercreditor agreements, collectively, the “Intercreditor Agreements”). Pursuant to the terms of the Intercreditor Agreements, SVB’s security interests in the Company’s assets have been modified as follows: SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings; a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings; and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings (see Note 8).

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of January 2, 2021, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	January 2,	December 28,
	2021	2019
Secured convertible note, due December 2021, including accrued interest of $1,538 (2020) and $1,233 (2019), respectively	$16,538	$16,233
Paycheck protection program loan, due April 2022, including accrued interest of $4	641	—
Notes payable	251	412
Unamortized debt discounts and issuance costs	(228)	(440)
Total debt	17,202	16,205
Less: amounts due within one year	(17,056)	(412)
Long-term debt	$146	$15,793

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

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized to interest expense over the term of the SVIC Note using the interest method. For 2020 and 2019, the Company amortized $0.2 million and $0.2 million, respectively, to interest expense in the accompanying consolidated statements of operations. The effective interest rate, including accretion of the SVIC Note to par and amortization of debt issuance costs, was approximately 3.4%. As of January 2, 2021 and December 28, 2019, the outstanding principal and accrued interest on the SVIC Note was $16.5 million and $16.2 million, respectively, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $16.3 million and $15.8 million, respectively.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of January 2, 2021, the Company was in compliance with its covenants under the SVIC Note.

Unsecured Convertible Note

On August 27, 2018, the Company entered into the Iliad Purchase Agreement, pursuant to which the Company issued the $2.3 million Iliad Note with an original issue discount of $0.2 million. The Iliad Note bore interest at an annual rate of 8% and would have matured on August 27, 2020, unless earlier repurchased, redeemed or converted in accordance with its terms.

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

Paycheck Protection Program Loan

On April 23, 2020, the Company entered into the PPP Loan with a principal amount of $0.6 million through Hanmi Bank under the PPP administered by the SBA and established as part of the CARES Act. The PPP Loan bears interest at 1.0% per annum and matures on April 23, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is guaranteed by the SBA and is eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the proceeds. The PPP Loan contains customary events of default, and the occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan. In February 2021, the Company applied for forgiveness of the PPP Loan.

Contractual Maturities of Debt Obligations

The aggregate contractual maturities of all borrowings due subsequent to January 2, 2021, including accrued interest, are as follows (in thousands):

Fiscal Year	Amount
2021	$17,284
2022	146
Total	$17,430

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Year Ended
	January 2,	December 28,
	2021	2019
Lease cost:
Operating lease cost	$565	$623
Finance lease cost
Amortization of right-of-use assets	$19	$14
Interest on lease liabilities	4	3
Total finance lease cost	$23	$17

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$561	$592
Operating cash flows from finance leases	4	3
Financing cash flows from finance leases	18	13
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$—	$96
Lease modification to decrease ROU assets	365	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	January 2,	December 28,
	2021	2019
Operating Leases
Operating lease right-of-use assets	$114	$968
Accrued expenses and other current liabilities	$118	$511
Operating lease liabilities	—	498
Total operating lease liabilities	$118	$1,009

Finance Leases
Property and equipment, at cost	$96	$96
Accumulated depreciation	(34)	(14)
Property and equipment, net	$62	$82
Accrued expenses and other current liabilities	$19	$18
Other liabilities	46	65
Total finance lease liabilities	$65	$83

The following table includes supplemental information:

	January 2,	December 28,
	2021	2019
Weighted Average Remaining Lease Term (in years)
Operating lease	0.4	2.1
Finance lease	3.3	4.3

Weighted Average Discount Rate
Operating lease	6.1%	7.9%
Finance lease	5.1%	5.1%

Maturities of lease liabilities as of January 2, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021	$120	$22
2022	—	22
2023	—	22
2024	—	5
Total lease payments	120	71
Less: imputed interest	(2)	(6)
Total	$118	$65

Note 7—Income Taxes

United States and foreign loss before provision for income taxes was as follows (in thousands):

	Year Ended
	January 2,	December 28,
	2021	2019
United States	$(6,741)	$(11,916)
Foreign	(526)	(523)
	$(7,267)	$(12,439)

The provision for income taxes consisted of the following (in thousands):

	Year Ended
	January 2,	December 28,
	2021	2019
Current:
Federal	$—	$—
State	1	13
Total current	1	13
Deferred:
Federal	(1,402)	(2,256)
State	(415)	(769)
Foreign	67	166
Change in valuation allowance	1,750	2,859
Total deferred	—	—
Provision for income taxes	$1	$13

Income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for 2020 and 2019. The reconciliation of this difference is as follows (in thousands):

	Year Ended
	January 2,	December 28,
	2021	2019
Statutory federal income tax rate	21%	21%
Change in valuation allowance	(19)%	(18)%
Other	(2)%	(3)%
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	January 2,	December 28,
	2021	2019
Deferred tax assets:
Operating loss carryforward	$33,564	$32,014
Tax credit carryforwards	3,779	3,664
Reserves and allowances	707	643
Foreign operating loss carryforward	692	759
Stock-based compensation	236	368
Other	573	672
Total deferred tax assets	39,551	38,120
Deferred tax liabilities:
Operating lease right-of-use assets	(121)	(261)
Prepaid expenses	(31)	(161)
Basis difference in warrant and note	(57)	(106)
Total deferred tax liabilities	(209)	(528)
Net deferred tax assets	39,342	37,592
Valuation allowance	(39,342)	(37,592)
	$—	$—

The Company evaluates whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of January 2, 2021 and December 28, 2019, a valuation allowance of $39.3 million and $37.6 million, respectively, has been provided based on the Company’s assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by $1.7 million and $2.9 million during 2020 and 2019, respectively. These increases in these years primarily relate to the increases in the net operating loss (“NOL”) carryforward.

As of January 2, 2021, the Company had (i) $136.8 million of federal NOL carryforwards, of which $104.2 million will expire from 2029 through 2037, and $32.6 million of which will be carried forward indefinitely, (ii) $76.5 million of state NOL carryforwards, which begin to expire in 2029, (iii) federal tax credit carryforwards of $1.9 million, which begin to expire in 2026, and (iv) state tax credit carryforwards of $1.9 million, which will be carried forward indefinitely. In addition, as of January 2, 2021, the Company had $2.7 million of foreign NOL carryforwards from various jurisdictions, which begin to expire in 2021. Utilization of the NOL and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code (the “Code”) and similar state and foreign law provisions. Under Section 382 of the Code, substantial changes in our ownership may limit the amount of NOL and tax credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of NOL and tax credit carryforwards but may limit the amount available in any given future period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

The Company files income tax returns with federal, state and foreign jurisdictions. The Company is no longer subject to Internal Revenue Service (“IRS”) or state examinations for periods prior to 2016, although certain carryforward attributes that were generated prior to 2016 may still be adjusted by the IRS.

The Company includes interest and penalties related to uncertain tax positions within the provision for income taxes. As of January 2, 2021 and December 28, 2019, the interest or penalties accrued related to unrecognized tax benefits were insignificant, and during 2020 and 2019, the interest and penalties related to uncertain tax position recorded were insignificant. As of January 2, 2021, the Company had no unrecognized tax benefits that would significantly change in the next 12 months.

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

Google Litigation

On December 4, 2009, the Company filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “Northern District Court”), seeking damages and injunctive relief based on Google’s alleged infringement of the Company’s U.S. Patent No. 7,619,912 (the “‘912 patent”), which relates generally to technologies to implement rank multiplication. In February 2010, Google answered the Company’s complaint and asserted counterclaims against the Company seeking a declaration that the patent is invalid and not infringed, and claiming that the Company committed fraud, negligent misrepresentation and breach of contract based on the Company’s activities in the Joint Electron Device Engineering Council (“JEDEC”) standard-setting organization. The counterclaim seeks unspecified compensatory damages. Accruals have not been recorded for loss contingencies related to Google’s counterclaim because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated. In October 2010, Google requested and was later granted an Inter Partes Reexamination of the ‘912 patent by the USPTO. The reexamination proceedings are described below. In connection with the reexamination request, the Northern District Court granted the Company’s and Google’s joint request to stay the ‘912 patent infringement lawsuit against Google until the completion of the reexamination proceedings. On January 31, 2019, the PTAB, in response to Google’s rehearing request, denied rehearing of the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent. On April 16, 2019, Google filed an appeal to this decision. On June 15, 2020, the United States Court of Appeals for the Federal Circuit affirmed the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent. The Google litigation is now resuming with issuance of the ‘912 reexamination certificate and the scheduling of a Markman hearing for March 9, 2022.

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

‘912 Patent Reexamination

As noted above, in April 2010, June 2010 and October 2010, Google and Inphi submitted requests for an Inter Partes Reexamination of the ‘912 patent by the USPTO, claiming that the ‘912 patent is invalid and requesting that the USPTO reject the patent’s claims and cancel the patent. Additionally, in October 2010, Smart Modular, Inc. (“Smart Modular”) submitted another such reexamination request. On January 18, 2011, the USPTO granted such reexamination requests, and in February 2011, the USPTO merged the Inphi, Google and Smart Modular ‘912 patent reexaminations into a single proceeding. On March 21, 2014, the USPTO issued an Action Closing Prosecution (“ACP”), an office action that states the USPTO examiner’s position on patentability and closes further prosecution, and on June 18, 2014 the USPTO issued a Right of Appeal Notice (“RAN”), a notice that triggers the rights of the involved parties to file a notice of appeal to the ACP, each of which confirmed the patentability of 92 of the ‘912 patent’s claims and rejected the patent’s 11 other claims. The parties involved filed various notices of appeal, responses and requests, and on November 24, 2015, the PTAB held a hearing on such appeals. On May 31, 2016, the PTAB issued a decision affirming certain of the examiner’s decisions and reversing others. On February 9, 2017, the PTAB granted the Company’s request to reopen prosecution before the USPTO examiner and remanded the consolidated proceeding to the examiner to consider the patentability of certain of the pending claims in view of the PTAB’s May 31, 2016 decision and comments from the parties. On October 3, 2017, the examiner issued a determination as to the patentability of certain of the pending claims, which were found to be unpatentable. On June 1, 2018, the PTAB reversed the Examiner and found the pending amended claims to be patentable. On July 2, 2018, Google requested rehearing of the PTAB’s decision. On January 31, 2019 the PTAB, in response to Google’s rehearing request, denied rehearing of the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent. On April 16, 2019, Inphi and Google filed an appeal to the ‘912 patent decision. On June 15, 2020, the United States Court of Appeals for the Federal Circuit affirmed the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent. The reexamination certificate for the ‘912 issued on February 8, 2021. Accruals have not been recorded for loss contingencies related to the ‘912 patent reexamination proceedings because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

SK hynix Litigation

On September 1, 2016, the Company filed legal proceedings for patent infringement against SK hynix in the ITC (the “First ITC Action”) and the Central District Court. These proceedings are based on the alleged infringement by SK hynix’s RDIMM and LRDIMM enterprise memory products of six of the Company’s U.S. patents. On October 31, 2017, the Company filed additional legal proceedings for patent infringement against SK hynix in the ITC (the “Second ITC Action”) based on the alleged infringement by SK hynix’s RDIMM and LRDIMM products of two additional U.S. patents owned by the Company. In all of the ITC proceedings, the Company has requested exclusion orders that direct U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. In the Central District Court proceedings, the Company is primarily seeking damages. The First and Second ITC Actions are no longer pending and the parallel Central District Court infringement proceedings are currently stayed pending further order of the court.

On March 17, 2020, Netlist filed legal proceedings alleging patent infringement against SK hynix in the U.S. District Court for the Western District of Texas based on the infringement of Netlist U.S. Patent No. 9,858,218 and U.S. Patent No. 10,474,595 by SK hynix RDIMM and LRDIMM memory products. The case has been assigned to the Hon. Alan D. Albright and is Case No. 6:20-cv-00194-ADA. The Markman hearing in this case occurred on March 4, 2021 and the trial is scheduled for July 6, 2021.

On June 15, 2020, Netlist filed a second round of legal proceedings alleging patent infringement against SK hynix in the U.S. District Court for the Western District of Texas based on the infringement of Netlist U.S. Patent No. 10,217,523 by SK hynix LRDIMM memory products. The case has been assigned to the Hon. Alan D. Albright and is Case No. 6:20-cv-00525-ADA. The Markman hearing in this case occurred on March 4, 2021 and the trial is scheduled for July 6, 2021.

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

Note 9—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of January 2, 2021 or December 28, 2019.

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

During 2019, Lincoln Park purchased an aggregate of 19,044,762 shares of the Company’s common stock for a net purchase price of $6.4 million under the 2019 Purchase Agreement. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 523,633 shares of its common stock as additional commitment shares in noncash transactions. During 2020, Lincoln Park did not purchase shares of the Company’s common stock under the 2019 Purchase Agreement. Subsequent to January 2, 2021, Lincoln Park purchased an aggregate of 1,669,429 shares of the Company’s common stock for a net purchase price of $1.6 million under the 2019 Purchase Agreement. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 129,468 shares of its common stock as additional commitment shares in noncash transactions.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, the Company entered into the 2020 Purchase Agreement with Lincoln Park, pursuant to which the Company had the right to sell to Lincoln Park up to an aggregate of $20 million in shares of its common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. As consideration for entering into the 2020 Purchase Agreement, the Company issued to Lincoln Park 1,529,052 shares of its common stock as initial commitment shares in a noncash transaction on March 6, 2020 and would issue up to 917,431 additional shares of its common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. The Company would not receive any cash proceeds from the issuance of these additional commitment shares.

Pursuant to the 2020 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the 2020 Purchase Agreement, the Company had the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 400,000 shares of its common stock, with such amount increasing as the closing sale price of its common stock increases; provided Lincoln Park’s obligation under any single such purchase would not exceed $1.0 million, unless the Company and Lincoln Park mutually agreed to increase the maximum amount of such single regular purchase. If the Company directed Lincoln Park to purchase the maximum number of shares of common stock it then might sell in a regular purchase, then in addition to such regular purchase, and subject to certain conditions and limitations in the 2020 Purchase Agreement, the Company might direct Lincoln Park to purchase an additional amount of common stock that might not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding regular purchase or (ii) 30% of the total number of shares of its common stock traded during a specified period on the applicable purchase date as set forth in the 2020 Purchase Agreement. Under certain circumstances and in accordance with the 2020 Purchase Agreement, the Company might direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

The Company controlled the timing and amount of any sales of its common stock to Lincoln Park. There was no upper limit on the price per share that Lincoln Park must pay for the Company’s common stock under the 2020 Purchase Agreement, but in no event would shares be sold to Lincoln Park on a day the closing price was less than the floor price specified in the 2020 Purchase Agreement. In all instances, the Company might not sell shares of its common stock to Lincoln Park under the 2020 Purchase Agreement if that would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The 2020 Purchase Agreement did not limit the Company’s ability to raise capital from other sources at the Company’s sole discretion, except that, subject to certain exceptions, the Company might not enter into any Variable Rate Transaction (as defined in the 2020 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the 2020 Purchase Agreement. The Company had the right to terminate the 2020 Purchase Agreement at any time, at no cost to the Company.

During 2020, Lincoln Park purchased an aggregate of 23,400,122 shares of the Company’s common stock for a net purchase price of $12.2 million, under the 2020 Purchase Agreement. In connection with the purchases, during 2020, the Company issued to Lincoln Park an aggregate of 560,588 shares of its common stock, as additional commitment shares in noncash transactions. Subsequent to January 2, 2021, Lincoln Park purchased an aggregate of 9,544,595 shares of the Company’s common stock for a net purchase price of $7.8 million under the 2020 Purchase Agreement. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 356,843 shares of its common stock as additional commitment shares in noncash transactions. In February 2021, the Company completed the sales under the 2020 Purchase Agreement.

Warrants

Warrant activity during 2020 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 28, 2019	15,010	$0.62
Granted	300	0.33
Exercised	(300)	0.11
Expired	(1,099)	1.00
Outstanding as of January 2, 2021	13,911	0.59

In August and December 2020, the Company issued warrants to purchase up to 175,000 and 125,000 shares of its common stock at exercise prices of $0.20 and $0.50 per share, respectively, to a consulting firm as partial consideration for their services rendered. During 2020, the Company issued 255,813 shares of its common stock upon the cashless exercise of 300,000 of its warrants. Subsequent to January 2, 2021, the Company issued (i) 6,078,754 shares of its common stock upon the exercise of 6,078,754 of its warrants for total cash proceeds of $3.6 million and (ii) 429,496 shares of its common stock upon the cashless exercise of 500,000 of its warrants.

Note 10—Stock-Based Awards

The Company’s Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”) provides for broad-based equity grants to its employees and non-employee service providers. The Company also periodically grants equity-based awards outside the Amended 2006 Plan to certain new hires as an inducement to enter into employment with the Company. Subject to certain adjustments, as of January 2, 2021, the Company was authorized to issue a maximum of 16,205,566 shares of its common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of common stock, subject to adjustment for certain corporate actions. As of January 2, 2021, the Company had 1,852,822 shares of common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan.

Stock Options

Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. The weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of stock options granted were as follows:

	Year Ended
	January 2,	December 28,
	2021	2019
Expected term (in years)	6.26	6.06
Expected volatility	117%	108%
Risk-free interest rate	0.46%	1.92%
Expected dividends	$—	$—
Weighted-average grant date fair value per share	$0.44	$0.29

The following table summarizes the activity related to stock options during 2020:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding as of December 28, 2019	7,357	$1.17	5.54	$127
Granted	1,620	$0.51
Exercised	(226)	$0.14
Expired or forfeited	(1,232)	$0.80
Outstanding as of January 2, 2021	7,519	$1.12	5.21	$430
Exercisable as of January 2, 2021	5,693	$1.33	3.88	$156
Vested and expected to vest as of January 2, 2021	7,128	$1.16	4.97	$378

There was no significant intrinsic value of options exercised during 2020 and 2019.

Restricted Stock Awards and Restricted Stock Units

RSAs granted under the Amended 2006 Plan vest annually on each anniversary of the grant date over a two-year term. RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-year term, and RSUs granted for independent directors fully-vested on the grant date. The following table summarizes the activity related to RSAs and RSUs during 2020:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 28, 2019	3,066	$0.52
Granted	1,125	$0.49
Vested	(1,064)	$0.47
Forfeited	(90)	$0.42
Balance nonvested as of January 2, 2021	3,037	$0.53

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	Year Ended
	January 2,	December 28,
	2021	2019
Cost of sales	$10	$26
Research and development	196	213
Selling, general and administrative	557	750
Total	$763	$989

As of January 2, 2021, the Company had approximately $1.9 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.6 years.

Note 11—Defined Contribution Plan

The Company has a defined contribution plan under Section 401(k) of the Code (“401(k)”) covering full-time domestic employees who meet certain eligibility requirements. Under the 401(k) plan, eligible employees may contribute up to 100% of their eligible compensation on either a pre-tax or after-tax Roth 401(k) basis, or up to the annual maximum allowed by the IRS. The Company may make matching contributions on the contributions of a participant on a discretionary basis. During 2020 and 2019, the Company did not make any matching contributions.

Note 12—Major Customers, Suppliers and Products

The Company’s net sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net sales made to customers that each comprise 10% or more of total net sales:

	Year Ended
	January 2,	December 28,
	2021	2019
Customer A	17%	*
*	Less than 10% of total net sales

As of January 2, 2021, one customer represented approximately 50% of aggregate gross accounts receivable. As of December 28, 2019, one customer represented approximately 25% of aggregate gross accounts receivable. The loss of any of the Company’s significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For 2020 and 2019, resales of these products represented approximately 66% and 77%, respectively, of the Company’s net sales.

The Company’s purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from suppliers that each comprise 10% or more of total purchases:

	Year Ended
	January 2,	December 28,
	2021	2019
Supplier A	28%	37%
Supplier B	14%	*
Supplier C	11%	17%
*	Less than 10% of purchases during the period

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Sole Member of the Board of Directors

Netlist, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the sole member of the board of directors and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, inventories are valued at the lower of cost or the net realizable value. Management evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information.

Auditing management’s assessment of net realizable value for inventory was challenging because the determination of lower of cost or net realizable value and excess and obsolete inventory reserves is judgmental and considers a number of factors that are affected by market and economic conditions, such as forecasted product demand, dynamic pricing environments, product life cycles and industry supply and demand. Additionally, for certain newer products there is limited historical data with which to evaluate forecasts.

How the Critical Audit Matter Was Addressed in the Audit

We tested management’s process for developing the estimates of the net realizable value of inventories and excess and obsolete inventory reserves, including evaluating management’s assumptions of forecasted product demand and testing the completeness and accuracy of the underlying data used in the analyses. Evaluating management’s product demand forecast for reasonableness involved considering historical sales by product, comparing prior period estimates to actual results of the same period, and considering macroeconomic trends within the industry that could impact the movement of the products provided by the Company. We performed procedures to compare recent sales transactions or market data to cost of inventories to assess that the carrying value of inventories was the lower of cost or net realizable value.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2005.

Irvine, California

March 26, 2021

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of January 2, 2021.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of January 2, 2021, based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, due to the material weakness described below, our internal control over financial reporting was not effective as of January 2, 2021.

In designing our disclosure controls and procedures and internal control over financial reporting, our management recognizes that any control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of our controls and procedures must reflect the fact that there are resource constraints, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations, our disclosure and internal controls may not prevent or detect all instances of fraud, misstatements or other control issues, and our evaluations of disclosure and internal controls cannot provide assurance that all such control issues have been detected. In addition, projections of any evaluation of the effectiveness of disclosure or internal controls to future periods are subject to risks, including, among others, that controls may become inadequate because of changes in conditions or that compliance with policies or procedures may deteriorate.

Our management determined that we had a material weakness in internal control over financial reporting due to the ineffective oversight within the financial reporting process as a result of the elimination of an audit committee with a financial expert and lack of a majority of independent directors on our Board in August 2020.

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

Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we continue to maintain our financial reporting process we followed to prepare financial statements in accordance with U.S. GAAP for audit committee meetings on a quarterly and annual basis. Our Chief Executive Officer and sole director will oversee the process to ensure all required disclosures are made in our financial statements on a quarterly and annual basis.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In order to proactively address the economic effects of the recent coronavirus, our Board of Directors (referred to as our “Board” or “Board of Directors”) evaluated various cost-cutting measures, including review of the Board and committee structure, operations and compensation of the members thereof. As a result of its evaluation and because we are no longer subject to Nasdaq rules, the Board determined it to be in the best interests of its stockholders to reduce the number of directors serving on the Board to one director and to dissolve all committees of the Board effective immediately after our 2020 Annual Meeting of Stockholders on August 7, 2020.

Each member of the Board is elected annually at a meeting of our stockholders and serves for a one-year term until the next annual meeting of our stockholders and until his or her successor is elected and qualified, or until an earlier resignation or removal. Each of our executive officers is appointed by, and serves at the direction of, our Board, subject to the terms of our employment agreement with our President and Chief Executive Officer, which is described under “Employment Agreements” in Item 11 of this Form 10-K, and which establishes, among other things, such executive officer’s term of office.

The table and narrative below provide, for our current director and executive officers, each such individual’s name; age as of March 22, 2021; current position(s) with our Company; tenure in such position(s); information about such individual’s business experience and qualifications, including principal occupation or employment and principal business of the employer, if any, for at least the past five years, and involvement in certain legal or administrative proceedings, if any; and, for our director, other public company director positions held currently or at any time in the last five years and the experiences, qualifications, attributes and skills that led to the conclusion that such individual should serve as a director of our Company. There is no arrangement or understanding between any director or executive officer and any other person(s) pursuant to which such director or executive officer was or is to be selected as a director or executive officer of our Company, and there are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Chun K. Hong	60	President, Chief Executive Officer and Sole Director
Gail Sasaki	64	Vice President, Chief Financial Officer and Secretary

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

Gail Sasaki has been our Vice President and Chief Financial Officer since January 2008 and our Secretary since August 2007. From 2006 to January 2008, Ms. Sasaki served as our Vice President of Finance. Prior to her tenure at Netlist, Ms. Sasaki served in various senior financial roles, including Chief Financial Officer of eMaiMai, Inc., a commercial technology company based in Hong Kong and mainland China; Chief Financial Officer, Senior Vice President of Finance, Secretary and Treasurer of eMotion, Inc. (a Kodak subsidiary and formerly Cinebase Software), a developer of business-to-business media management software and services, and Chief Financial Officer of MicroNet Technology, Inc., a leader in storage technology. Ms. Sasaki also spent seven years in public accounting leaving as an audit manager with Arthur Young (now known as Ernst &Young LLP). Ms. Sasaki earned a Bachelor’s degree from the University of California at Los Angeles, and a Master of Business Administration degree from the University of Southern California.

Board Committees

Prior to the dissolution of all committees of the Board on August 7, 2020, our Board had an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each of which is described below and operated pursuant to a written charter adopted by our Board. The table below shows the membership of these committees during 2020 through August 6, 2020. Our 2019 fiscal year ended December 28, 2019.

Name	Audit(1)	Compensation(2)	Nominating and Corporate Governance(3)
Jun S. Cho	●		●
Kiho Choi (4)	Chair	●
Blake A. Welcher	●	Chair	Chair
(1)	Messrs. Choi (Chair), Cho and Welcher served on this committee during 2020 until August 2020.
(2)	Messrs. Welcher (Chair) and Choi served on this committee during 2020 until August 2020.
(3)	Messrs. Welcher (Chair) and Cho served on this committee during 2020 until August 2020.
(4)	Our Board determined that Mr. Choi qualified as an “audit committee financial expert” in accordance with applicable SEC rules.

Audit Committee

The primary functions of our Audit Committee were, among other things, to:

● oversee our financial reporting process, including discussing with our independent registered public accounting firm the scope and plans for all annual audits and discussing with management and our independent registered public accounting firm the adequacy and effectiveness of our accounting and financial controls, systems to monitor and manage business risk, and legal and ethical compliance programs;

●	review with management and our independent registered public accounting firm all of our audited and interim financial statements;
●	review and approve in advance any transactions by us with related parties;
●	appoint, terminate, replace, ensure the independence of and oversee our independent registered public accounting firm;
●	pre-approve all audit services and, subject to a “de minimus” exception, all permissible non-audit services to be performed by the independent registered public accounting firm;
●	be responsible for setting the corporate tone for quality financial reporting and sound business risk practices and ethical behavior; and
●	establish procedures for the confidential and anonymous submission, receipt, retention and treatment of concerns or complaints regarding accounting, internal accounting controls and auditing matters.

Compensation Committee

The primary functions of our Compensation Committee were, among other things, to:

●	review and approve, or make recommendations to the Board regarding, our programs and arrangements for our Section 16 executive officers, including salary, incentive compensation, equity compensation and perquisite programs;
●	review the evaluation process and compensation structure for our non-Section 16 executive officers;
●	assist the Board in developing and evaluating potential candidates for executive positions and oversee the development of executive succession plans; and
●	review and act as administrator of our incentive compensation and other stock-based plans.

Nominating and Corporate Governance Committee

The primary functions of our Nominating and Corporate Governance Committee were, among other things, to:

●	lead the search for individuals qualified to become members of the Board and select director nominees to be presented at our annual meetings of stockholders;
●	review the standards to be applied by the Board in making determinations as to whether a director satisfies applicable independence requirements;
●	review the Board’s structure and the Board’s committee structure and make recommendations as appropriate, including recommending to the Board the directors to serve as members of each Board committee;
●	conduct an annual performance evaluation of the Board and its committees;
●	advise the Board on candidates for the positions of Chairman of the Board, Lead Independent Director, Chief Executive Officer and other executive officer positions;
●	develop, recommend to the Board and review a set of corporate governance guidelines and a code of business conduct and ethics; and
●	review changes in legislation, regulations and other developments impacting corporate governance and make recommendations to the Board with respect to these matters and corporate governance matters generally.

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

Item 11.	Executive Compensation

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

Executive Compensation

The table below provides information about the compensation awarded to, earned by or paid to each of the following individuals, which we refer to collectively as our “named executive officers,” for 2020 and 2019: each person serving at any time during 2020 as our principal executive officer (our President and Chief Executive Officer, Mr. Hong); and our only other executive officer serving as such at any time during 2020 (our Vice President, Chief Financial Officer and Secretary, Ms. Sasaki).

Summary Compensation Table

Name and Principal Position	Year	Base Salary($)	Bonus($)	Stock Awards($)(1)	All Other Compensation($)(2)	Total($)
Chun K. Hong	2020	467,308	180,000	94,290	62,092	803,690
President and Chief Executive Officer	2019	323,000	—	408,004	51,486	782,490
Gail Sasaki	2020	285,577	103,125	23,573	22,254	434,529
Vice President, Chief Financial Officer and Secretary	2019	200,000	—	223,992	—	423,992
(1)	Represents the grant date fair value of the restricted stock units (“RSUs”) granted during the year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). The grant date fair value was determined using the fair value of the underlying shares of our common stock.
(2)	For 2020, the amount consists of (a) for Mr. Hong, $10,936 for automobile rental payments, $7,509 for other vehicle-related costs, $24,600 for a country club membership, $14,769 for a health club membership, and $4,278 for income tax and estate planning costs incurred on Mr. Hong’s behalf, and (b) for Ms. Sasaki, the amount is for a health club membership. For 2019, the amount consists of $10,936 for automobile rental payments, $8,694 for other vehicle-related costs, $22,052 for a country club membership, $4,532 for a health club membership, and $5,272 for income tax and estate planning costs incurred on Mr. Hong’s behalf.

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

For purposes of Mr. Hong’s employment agreement:

●	“cause” means a reasonable determination by the Board, acting in good faith based upon actual knowledge at the time, that Mr. Hong has (i) materially breached the terms of his employment agreement, or any other material agreement between us and Mr. Hong, including an arbitration agreement and a proprietary information and invention assignment agreement, (ii) committed gross negligence or engaged in serious misconduct in the execution of his assigned duties, (iii) been convicted of a felony or other serious crime involving moral turpitude, (iv) materially refused to perform any lawful duty or responsibility consistent with Mr. Hong’s position with our Company, or (v) materially breached his fiduciary duty or his duty of loyalty to our Company;
●	“good reason” means (i) the assignment to Mr. Hong, without his consent, of duties inconsistent with his position so as to constitute a diminution of status with our Company, including an assignment of Mr. Hong to a position other than President and Chief Executive Officer of our Company, (ii) our reduction of Mr. Hong’s base salary as in effect at any time without Mr. Hong’s consent, other than a decrease of up to (and including) 10% in connection with an adverse change in the business operations or financial condition of our Company, (iii) the occurrence of a change of control, or (iv) a requirement that Mr. Hong relocate (or report on a regular basis) to an office outside of Orange County without his consent; and
●	a “change of control” means the occurrence of any of the following: (i) any person or entity is or becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of our Company representing a percentage of the combined voting power of our then-outstanding securities that is greater than 50%, (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date of Mr. Hong’s employment agreement, constituted our Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of our Company) whose appointment or election by the Board or nomination for election by our stockholders is approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on the date of Mr. Hong’s employment agreement or whose appointment, election or nomination for election was previously so approved or recommended; (iii) there is consummated a merger or consolidation of our Company in which our Company does not survive or our Company survives but the shares of our common stock outstanding immediately prior to such merger or consolidation represent 50% or less of the voting power of our Company after such merger or consolidation; or (iv) our stockholders approve a plan of our complete liquidation or dissolution or there is consummated an agreement for our sale or disposition of all or substantially all of our assets, other than a sale or disposition of all or substantially all of our assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by our stockholders in substantially the same proportions as their ownership of our Company immediately prior to such sale.

We have not entered into an employment agreement with Ms. Sasaki, our Vice President, Chief Financial Officer and Secretary. For 2019, Ms. Sasaki received an annualized base salary of $200,000. If Ms. Sasaki’s employment is terminated due to death or disability, any stock options held by Ms. Sasaki would vest to the same extent as they would have vested one year thereafter. Additionally, if Ms. Sasaki’s employment is terminated due to death or disability, 25% of the shares subject to outstanding stock options, or such lesser amount as is then unvested, would immediately vest and no additional shares would vest thereafter. Ms. Sasaki is eligible for a target cash bonus of 75% of her base salary, which is to be determined by our Board in its discretion based on various factors.

Cash Bonuses

For 2020, Mr. Hong and Ms. Sasaki received cash bonuses of $180,000 and $103,125, respectively, based on factors related to the Company’s performance during such period. No cash bonuses were paid to either Mr. Hong or Ms. Sasaki for 2019.

Retirement Benefits

We maintain a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code, to which all of our employees, including our named executive officers, are able to contribute up to the limit prescribed by applicable tax rules on a before-tax basis. All of these employee contributions are fully-vested upon contribution. In addition, we may make matching contributions on the contributions of our employees on a discretionary basis. In 2020 and 2019, we did not make matching contributions.

Outstanding Equity Awards at Fiscal Year End

The following table shows information about the equity awards held by our named executive officers as of January 2, 2021:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(#)(1)	Number of Securities Underlying Unexercised Options Unexercisable(#)(1)	Option Exercise Price($)	Option Expiration Date	Number of Shares That Have Not Vested(#)(2)	Market Value of Shares That Have Not Vested($)(2)
Chun K. Hong	3/17/2011	300,000	—	2.21	3/17/2021	—	—
	2/27/2012	300,000	—	3.59	2/27/2022	—	—
	2/11/2013	300,000	—	0.71	2/11/2023	—	—
	2/21/2014	300,000	—	2.05	2/21/2024	—	—
	1/6/2015	300,000	—	0.84	1/6/2025	—	—
	1/8/2016	300,000	—	0.70	1/18/2026	—	—
	2/14/2017	281,250	18,750	1.02	2/14/2027	—	—
	3/7/2019	—	—	—	—	464,062	279,783
	3/6/2020	—	—	—	—	262,500	158,261
Gail Sasaki	3/17/2011	75,000	—	2.21	3/17/2021	—	—
	2/27/2012	75,000	—	3.59	2/27/2022	—	—
	2/11/2013	75,000	—	0.71	2/11/2023	—	—
	2/21/2014	75,000	—	2.05	2/21/2024	—	—
	1/6/2015	75,000	—	0.84	1/6/2025	—	—
	1/18/2016	75,000	—	0.70	1/18/2026	—	—
	2/14/2017	70,312	4,688	1.02	2/14/2027	—	—
	3/18/2019	—	—	—	—	257,344	155,153
	3/6/2020	—	—	—	—	65,625	39,565
(1)

Represents stock option awards granted under the Netlist, Inc. Amended and Restated 2006 Equity Incentive Plan (the “Equity Plan”). These stock option awards that are not fully exercisable vest in 16 equal quarterly installments, subject to continued service on each vesting date, subject to accelerated vesting in certain circumstances as described under “Employment Agreements” above.

(2)	Represents RSUs granted under the Equity Plan. Restrictions on RSUs lapse in eight equal semi-annual installments from the grant date.

Director Compensation

Non-Employee Director Compensation

Our non-employee directors received annual cash compensation of $30,000, which was paid in four equal quarterly installments, and additional cash payments of $1,000 for each regularly scheduled Board meeting and each Board committee meeting not held on the same day as a Board meeting that was attended by the director. The Lead Independent Director and the Chair of our Audit Committee each received additional cash compensation of $5,000 per year. All of our directors, including our non-employee directors, were also reimbursed for their reasonable out-of-pocket expenses incurred in attending Board and Board committee meetings.

In addition, each of our non-employee directors was granted a stock option award to purchase up to 25,000 shares of our common stock upon his or her initial appointment or election to the Board, and a stock option award to purchase up to 20,000 shares of our common stock each year in which he or she continued to serve as a director. For awards granted to non-employee directors before 2017, all stock options vested in 16 equal quarterly installments, and for awards granted to non-employee directors in 2017 and thereafter, all stock options vested in one installment on the, earlier of, the one-year anniversary of the award or the day prior to the next annual shareholders meeting, in all cases subject to continued service on each vesting date. All stock option awards granted to non-employee directors were granted under our equity compensation plans then in effect and had an exercise price equal to the fair market value of our common stock on the grant date of the award.

Directors who were our employees received no additional compensation for their service as directors.

Director Compensation Table

The following table shows the compensation of our non-employee directors for 2020 prior to the dissolution of all committees in August 2020. Mr. Hong, our President and Chief Executive Officer, is not included in this table because he is our employee and receives no additional compensation for his service as a director. The compensation received by Mr. Hong as our employee is described in this Item 11 above.

Name	Fees Earned or Paid in Cash($)	Stock Awards($)(1)	Total($)
Jun S. Cho(2)	27,078	105,135	132,213
Kiho Choi	27,078	—	27,078
Blake A. Welcher(3)	25,065	70,090	95,155
(1)	Represent the grant-date fair value of RSUs granted on August 10, 2020 calculated in accordance with ASC 718. The grant-date fair value was determined using the fair value of the underlying shares of our common stock. These RSUs fully-vested on the grant date.
(2)	At the end of Fiscal 2020, Mr. Cho held stock options to purchase 105,000 shares of our common stock.
(3)	At the end of Fiscal 2020, Mr. Welcher held stock options to purchase 125,000 shares of our common stock.

Equity Compensation Plans

We currently maintain one equity incentive plan, the Equity Plan. The Equity Plan initially became effective in 2006, was amended and restated in 2010, 2016 and 2019. Our Board and, when required, our stockholders have previously approved the Equity Plan, including all amendments and restatements of such plan. The terms of the Equity Plan are summarized below.

Share Reserve and Share Limits

Each January 1, the number of shares reserved for issuance under the Equity Plan will continue to be automatically increased by the lesser of (i) 2.5% of the shares then issued and outstanding, or (ii) 1,200,000 shares. As of March 22, 2021, there were 16,205,566 total shares reserved for issuance under the Equity Plan, including 10,073,535 shares subject to outstanding equity awards granted under this plan.

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

Eligibility

Persons eligible to receive awards under the Equity Plan include directors, officers and other employees of and consultants and advisors to our Company or any of our subsidiaries. As of January 2, 2021, approximately 70 officers and other employees of our Company and our subsidiaries (including all of the named executive officers) are eligible to receive awards under the Equity Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of March 22, 2021 (the “Table Date”) unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each person named below is c/o Netlist, Inc., 175 Technology Drive, Suite 150, Irvine, CA 92618.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Chun K. Hong (2)	8,656,169	4.0%
Gail Sasaki (3)	712,421	*
All executive officers and directors as a group (2 persons) (4)	9,368,590	4.3%
*	Represents beneficial ownership of less than 1%.
(1)	All ownership percentages are based on 215,013,027 shares of our common stock outstanding as of the Table Date.
(2)	Represents (i) 1,862,500 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date and (ii) 6,793,669 outstanding shares of common stock, of which 6,439,233 shares are held by Mr. Hong and his wife, Won K. Cha, as co-trustees of the Hong-Cha Community Property Trust. Mr. Hong and Ms. Cha possess shared voting and investment power over the shares of common stock held by the Hong-Cha Community Property Trust, and each disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein.
(3)	Represents (i) 450,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date and (ii) 262,421 outstanding shares of common stock.
(4)	Represents (i) 2,312,500 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date and (ii) 7,056,090 outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of January 2, 2021 about compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights($)(1)	Number of securities remaining available for future equity compensation plans
Equity compensation plans approved by security holders	10,155,893	(2)	1.16	1,852,822	(3)
Equity compensation plans not approved by security holders	400,000	(4)	0.34	—
Total	10,555,893		1.12	1,852,822
(1)	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and do not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(2)	This number includes the following outstanding awards granted under the Equity Plan: 7,119,258 shares subject to outstanding stock options and 3,036,635 shares subject to outstanding RSUs.
(3)	Subject to certain adjustments, as of January 2, 2021, we were authorized to issue a maximum of 16,205,566 shares of our common stock pursuant to awards granted under the Equity Plan.
(4)	Consists of 400,000 stock option awards outstanding as of January 2, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described below and except for employment arrangements and compensation for Board service, which are described in Item 11 above, since December 30, 2018, there has not been, nor is there currently proposed, any transaction or series of transactions in which our Company was or is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for our last two completed fiscal years, and in which any director, officer or beneficial owner of more than 5% of our common stock, or member of any such person’s immediate family, had or will have a direct or indirect material interest.

Our Vice President of Netlist Base and Commodity Sales (formally, our Vice President of Operations), Paik K. Hong, is the brother of Chun K. Hong, our President, Chief Executive Officer and Sole Director. For 2020, Mr. P. K. Hong earned cash salary of $238,846 and cash bonus of $256,200, received $8,791 for a health club membership, and was granted 300,000 shares of restricted stock units with the grant-date fair value of $153,000 measured in accordance with ASC 718. For 2019, Mr. P. K. Hong earned cash salary of $225,001 and cash bonus of $112,500 and was granted 411,750 shares of restricted stock units with the grant-date fair value of $223,992 measured in accordance with ASC 718. The grant-date fair value was determined using the fair value of the underlying shares of our common stock.

We have entered into indemnification agreements with each of our director and executive officers. In general, these agreements require us to indemnify each such individual to the fullest extent permitted under Delaware law against certain liabilities that may arise by reason of their service for us, and to advance expenses incurred as a result of any such proceeding as to which any such individual could be indemnified.

Director Independence

Our common stock was listed on The Nasdaq Capital Market until September 27, 2018. On September 27, 2018, our common stock began trading on the OTCQX® Best Market. On August 11, 2020, our common stock began trading on the OTCQB®. OTCQX® Best Market and OTCQB® do not require that a majority of the board of directors be independent. Our Board continued to consider the independence of our directors under the listing standards of The Nasdaq Capital Market until August 6, 2020.

Our Board determined that each of our directors served at any time in 2019 through August 2020, other than our President and Chief Executive Officer, Mr. Hong, was independent. In addition, our Board determined that each director served in 2019 through August 2020 as a member of our Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee were independent under the listing standards of The Nasdaq Capital Market.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed to us by our independent registered public accounting firm, KMJ Corbin & Company LLP (“KMJ”), for 2020 and 2019:

	2020($)	2019($)
Audit Fees (1)	118,550	126,800
Audit-Related Fees (2)	—	—
Tax Fees (2)	—	—
All Other Fees (2)	—	—
Total Fees	118,550	126,800
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

(2)	KMJ did not bill to us any audit-related fees, tax fees or other fees in 2020 or 2019.

Pre-Approval Policies and Procedures

Prior to its dissolution, our Audit Committee’s charter required our Audit Committee to pre-approve all audit and permissible non-audit services to be performed for us by our independent registered public accounting firm, except for certain “de minimus” non-audit services that may be ratified by the Audit Committee in accordance with applicable SEC rules, in order to assure that the provision of such services is compatible with maintaining the independence of our independent registered public accounting firm. Our Audit Committee pre-approved all services performed by KMJ in 2020 and 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)Documents filed as part of this report

(1)All financial statements

(2)Financial statement schedules

All financial statement schedules have been omitted, as they are not required, not applicable, or the required information is otherwise included.

(3)Exhibit listing

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1.1	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	3.1	August 17, 2018
3.1.3	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	3.1.2	August 15, 2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.1	December 20, 2012
3.2.1	Certificate of Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.1	December 29, 2017
4.1	Description of the Registrant’s Securities		10-K	001-33170	4.1	March 10, 2020
4.2	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated July 17, 2013		8-K	001-33170	4.1	July 18, 2013
4.3	Senior Secured Convertible Promissory Note, dated November 18, 2015, issued by Netlist, Inc. to SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	4.1	November 19, 2015
4.4	Stock Purchase Warrant, dated November 18, 2015, issued by Netlist, Inc. to SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	4.2	November 19, 2015
4.5	Stock Purchase Warrant, dated November 18, 2015, issued by Netlist, Inc.		10-K	001-33170	4.4	March 31, 2017

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.6	Rights Agreement, dated as of April 17, 2017, by and between Netlist, Inc. and Computershare Trust Company, N.A., as rights agent		8-K	001-33170	4.1	April 17, 2017
4.7	Amendment No. 1 to Rights Agreement, dated as of April 16, 2018, by and between Netlist, Inc. and Computershare Trust Company, N.A., as rights agent.		8-K	001-33170	4.1	April 17, 2018
4.8	Amendment No. 2 to Rights Agreement, dated as of April 16, 2019, by and between the Company and Computershare Trust Company, N.A., as rights agent		8-K	001-33170	4.1	April 17, 2019
4.9	Amendment No. 3 to Rights Agreement, dated as of August 14, 2020, by and between Netlist, Inc. and Computershare Trust Company, as rights agent		8-K	001-33170	4.1	August 14, 2020
4.10	Form of Warrant Agreement to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated September 12, 2018.		8-K	001-33170	4.1	September 14, 2018
10.1#	Form of Indemnity Agreement for officers and directors		S-1	333-136735	10.12	August 18, 2006
10.2#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong		S-1	333-136735	10.13	September 27, 2006
10.3#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.3	March 22, 2019
10.4#	Form of Restricted Stock Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-Q	001-33170	10.2	May 17, 2010
10.5#	Form of Incentive Stock Option Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.6	March 31, 2017
10.6	Loan and Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc.		8-K	001-33170	10.1	November 2, 2009
10.7	Intercompany Subordination Agreement, dated October 31, 2009, among Silicon Valley Bank, Netlist, Inc., and Netlist Technology Texas, L.P.		8-K	001-33170	10.2	November 2, 2009
10.8	Guarantor Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist Technology Texas LP		8-K	001-33170	10.3	November 2, 2009
10.9	Intellectual Property Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc.		8-K	001-33170	10.4	November 2, 2009
10.10	Amendment to Loan Documents, dated March 24, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 7, 2010

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.11	Amendment to Loan Documents, dated June 30, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.2	August 12, 2010
10.12	Amendment to Loan Documents, dated September 30, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	November 16, 2010
10.13	Amendment to Loan Documents, dated May 11, 2011, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 12, 2011
10.14	Amendment to Loan Documents, dated August 10, 2011, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	August 15, 2011
10.15	Amendment to Loan Documents, dated May 14, 2012, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 15, 2012
10.16	Forbearance to Loan and Security Agreement, dated March 27, 2013, between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.32	March 29, 2013
10.17	Amendment to Loan Documents, dated July 17, 2013, between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.6	November 12, 2013
10.18	Amendment to Loan Documents, dated September 30, 2014, between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.24	March 27, 2015
10.19	Senior Secured Convertible Promissory Note and Warrant Purchase Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	10.1	November 19, 2015
10.20	Registration Rights Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	10.2	November 19, 2015
10.21	Amendment to Loan Documents, dated January 29, 2016, between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	February 1, 2016
10.22	Amendment to Loan and Security Agreement, dated March 27, 2017, between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	March 29, 2017
10.23	Amendment to Loan and Security Agreement, dated April 12, 2017, by and between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.1	August 15, 2017
10.24	Amendment to Loan and Security Agreement, dated March 20, 2018, by and between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	March 26, 2018

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.25	Amendment to Loan and Security Agreement, dated March 21, 2019, by and between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.25	March 22, 2019
10.26	Amendment to Loan and Security Agreement, dated February 27, 2020, by and between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.26	March 10, 2020
10.27§	Investment Agreement, dated May 3, 2017, by and between Netlist, Inc. and TR Global Funding V, LLC		10-Q	001-33170	10.2	August 15, 2017
10.28	Security Agreement, dated May 3, 2017, by and between Netlist, Inc. and TR Global Funding V, LLC		10-Q	001-33170	10.3	August 15, 2017
10.29	Intercreditor Agreement, dated May 3, 2017, by and between SVIC No. 28 New Technology Business Investment L.L.P. and TR Global Funding V, LLC and consented and agreed to by Netlist, Inc.		10-Q	001-33170	10.4	August 15, 2017
10.30	Intercreditor Agreement, dated May 3, 2017, by and between Silicon Valley Bank and TR Global Funding V, LLC and consented and agreed to by Netlist, Inc.		10-Q	001-33170	10.5	August 15, 2017
10.31	Amended and Restated Intercreditor Agreement, dated April 20, 2017, by and between SVIC No. 28 New Technology Business Investment L.L.P and Silicon Valley Bank and consented and agreed to by Netlist, Inc.		10-Q	001-33170	10.6	August 15, 2017
10.32	Purchase Agreement, dated June 24, 2019, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.1	June 24, 2019
10.33	Purchase Agreement, dated March 5, 2020, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		10-K	001-33170	10.37	March 10, 2020
21.1	Subsidiaries of Netlist, Inc.	X
23	Consent of KMJ Corbin & Company LLP	X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

+	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
§	Confidential treatment has been granted with respect to portions of this exhibit.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2021

Netlist, Inc.

By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chun K. Hong	President, Chief Executive Officer and Sole Director
Chun K. Hong	(Principal Executive Officer)	March 26, 2021

/s/ Gail Sasaki	Vice President and Chief Financial Officer
Gail Sasaki	(Principal Financial and Accounting Officer)	March 26, 2021