Form 10-Q
period 2021-04-03
NETLIST INC
filed 2021-05-18
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

or

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

As of May 11, 2021, there were 215,600,939 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended April 3, 2021

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	April 3,	January 2,
	2021	2021
ASSETS
Current Assets:
Cash and cash equivalents	$21,616	$13,326
Restricted cash	4,900	3,200
Accounts receivable, net of allowances of $217 (2021) and $157 (2020)	5,678	4,680
Inventories	8,556	3,198
Prepaid expenses and other current assets	710	514
Total current assets	41,460	24,918
Property and equipment, net	190	182
Operating lease right-of-use assets	117	114
Other assets	58	58
Total assets	$41,825	$25,272

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$11,104	$5,327
Revolving line of credit	4,640	3,678
Accrued payroll and related liabilities	793	806
Accrued expenses and other current liabilities	791	777
Long-term debt due within one year	17,207	17,056
Total current liabilities	34,535	27,644
Long-term debt	41	146
Other liabilities	105	102
Total liabilities	34,681	27,892
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 215,013 (2021) and 195,978 (2020) shares issued and outstanding	215	195
Additional paid-in capital	205,832	192,071
Accumulated deficit	(198,903)	(194,886)
Total stockholders' equity (deficit)	7,144	(2,620)
Total liabilities and stockholders' equity (deficit)	$41,825	$25,272

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Net sales	$14,897	$14,631
Cost of sales	13,396	12,522
Gross profit	1,501	2,109
Operating expenses:
Research and development	1,124	654
Intellectual property legal fees	2,287	625
Selling, general and administrative	1,957	2,221
Total operating expenses	5,368	3,500
Operating loss	(3,867)	(1,391)
Other expense, net:
Interest expense, net	(147)	(148)
Other expense, net	(2)	(3)
Total other expense, net	(149)	(151)
Loss before provision for income taxes	(4,016)	(1,542)
Provision for income taxes	1	—
Net loss	$(4,017)	$(1,542)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.01)
Weighted-average common shares outstanding:
Basic and diluted	205,680	169,719

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 2, 2021	195,978	$195	$192,071	$(194,886)	$(2,620)
Net loss	—	—	—	(4,017)	(4,017)
Issuance of common stock, net	11,700	12	9,349	—	9,361
Exercise of stock options	476	—	376	—	376
Exercise of warrants	6,508	7	3,975	—	3,982
Stock-based compensation	—	—	338	—	338
Restricted stock units vested and distributed	501	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(150)	—	(276)	—	(276)
Balance, April 3, 2021	215,013	$215	$205,832	$(198,903)	$7,144

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2019	169,539	$169	$179,086	$(187,618)	$(8,363)
Net loss	—	—	—	(1,542)	(1,542)
Issuance of commitment shares	1,529	2	(2)	—	—
Stock-based compensation	—	—	206	—	206
Restricted stock units vested and distributed	362	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(135)	—	(32)	—	(32)
Balance, March 28, 2020	171,295	$171	$179,258	$(189,160)	$(9,731)

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,017)	$(1,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	39
Interest accrued on convertible promissory notes	76	75
Amortization of debt discounts	53	53
Non-cash lease expense	112	136
Stock-based compensation	338	206
Changes in operating assets and liabilities:
Accounts receivable	(998)	(1,444)
Inventories	(5,358)	(2,478)
Prepaid expenses and other assets	(196)	(26)
Accounts payable	5,777	623
Accrued payroll and related liabilities	(13)	97
Accrued expenses and other liabilities	(98)	(119)
Net cash used in operating activities	(4,291)	(4,380)
Cash flows from investing activities:
Acquisition of property and equipment	(41)	(12)
Net cash used in investing activities	(41)	(12)
Cash flows from financing activities:
Net borrowings under line of credit	962	1,459
Payments on note payable	(83)	(138)
Proceeds from issuance of common stock, net	9,361	—
Proceeds from exercise of stock options and warrants	4,358	—
Payments for taxes related to net share settlement of equity awards	(276)	(32)
Net cash provided by financing activities	14,322	1,289
Net change in cash, cash equivalents and restricted cash	9,990	(3,103)
Cash, cash equivalents and restricted cash at beginning of period	16,526	11,716
Cash, cash equivalents and restricted cash at end of period	$26,516	$8,613

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$21,616	$5,713
Restricted cash	4,900	2,900
Cash, cash equivalents and restricted cash at end of period	$26,516	$8,613

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Netlist, Inc. and its wholly-owned subsidiaries (collectively the “Company” or “Netlist”) provides high-performance modular memory subsystems to customers in diverse industries that require enterprise and storage class memory solutions to empower critical business decisions. The Company has a history of introducing disruptive new products, such as one of the first load-reduced dual in-line memory modules (“LRDIMM”) based on its distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM. The Company was also one of the first to bring NAND flash memory (“NAND flash”) to the memory channel with its NVvault non-volatile dual in-line memory modules using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. The Company has introduced a new generation of storage class memory products called HybriDIMM to address the growing need for real-time analytics in Big Data applications, in-memory databases, high performance computing and advanced data storage solutions. The Company's NVMe SSD portfolio provides industry-leading performance offered in multiple capacities and form factors. The Company also resells SSD, NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended January 2, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2021 (the “2020 Annual Report”).

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to April 3, 2021, through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. The Company’s fiscal year 2021 will include 52 weeks and ends on January 1, 2022 and its fiscal year 2020 included 53 weeks and ended on January 2, 2021. The four quarters of fiscal year 2021 each includes 13 weeks. The first three quarters of fiscal year 2020 each included 13 weeks and the fourth quarter included 14 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in January and the associated quarters, months and periods of those fiscal years.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results may differ materially from those estimates.

Recently Adopted Accounting Guidance

In the first quarter of 2021, the Company adopted the Financial Accounting Standards Board (“FASB” Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	April 3,	January 2,
	2021	2021
Raw materials	$2,352	$578
Work in process	820	2
Finished goods	5,384	2,618
	$8,556	$3,198

Net Loss Per Share

The following table shows the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	April 3,	March 28,
	2021	2020
Numerator: Net loss	$(4,017)	$(1,542)
Denominator: Weighted-average common shares outstanding—basic and diluted	205,680	169,719
Net loss per share—basic and diluted	$(0.02)	$(0.01)

The table below shows potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion of the SVIC Note (see Note 5) using the “if-converted” method, and the vesting of restricted stock units (“RSUs”). These potential weighted average common share equivalents have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	April 3,	March 28,
	2021	2020
Weighted average common share equivalents	17,082	13,335

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended
	April 3,	March 28,
	2021	2020
Resales of third-party products	$11,358	$10,896
Sale of the Company's modular memory subsystems	3,539	3,735
Total net sales	$14,897	$14,631

Major Customers and Products

The Company’s net sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net sales made to customers that each comprise 10% or more of total net sales:

	Three Months Ended
	April 3,	March 28,
	2021	2020
Customer A	10%	11%
Customer B	10%	*
*	Less than 10% of net sales during the period.

As of April 3, 2021, two customers represented 26% and 17% of aggregate gross receivables, respectively. As of January 2, 2021, one customer represented approximately 50% of aggregate gross receivables. The loss of the significant customers or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign receivables by purchasing comprehensive foreign credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three months ended April 3, 2021 and March 28, 2020, resales of these products represented approximately 76% and 74% of net sales, respectively.

Note 4—Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as the same may from time to time be amended, modified, supplemented or restated, the “SVB Credit Agreement”), which provides for a revolving line of credit up to $5.0 million. The borrowing base is limited to 85% of the eligible accounts receivable, subject to certain adjustments. As of April 3, 2021, the borrowings under the SVB Credit Agreement bore interest based on the Wall Street Journal prime rate (“Prime Rate”) plus 2.75%. On April 9, 2021, the Company entered into an amendment to the SVB Credit Agreement to accrue interest on borrowings at a per annum rate equal to the greater of 2.25% above the Prime Rate or 5.50% and to extend the maturity date to December 30, 2021. The amount available for borrowing may be increased to $7.0 million and the maturity date will be extended to April 29, 2022 upon the Company’s request, if the Company meets certain conditions.

The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of April 3, 2021 and January 2, 2021, (i) outstanding letters of credit were $4.9 million and $3.2 million, respectively, (ii) outstanding borrowings were $4.6 million and $3.7 million, respectively, and (iii) availability under the revolving line of credit was $0.4 million and $0.1 million, respectively.

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

For all periods before April 20, 2017, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by Samsung Venture Investment Co.(“SVIC”) (see Note 5). On May 3, 2017, TRGP entered into an intercreditor agreement with each of SVIC and SVB, and on April 20, 2017, SVIC and SVB entered into an intercreditor agreement with each other (such intercreditor agreements, collectively, the “Intercreditor Agreements”). Pursuant to the terms of the Intercreditor Agreements, SVB’s security interests in the Company’s assets have been modified as follows: SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from its legal proceedings against SK hynix, Inc. a South Korean memory semiconductor supplier (“SK hynix”); a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings; and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings (see Note 7).

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of April 3, 2021, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	April 3,	January 2,
	2021	2021
Secured convertible note, due December 2021, including accrued interest of $1,613 (2021) and $1,538 (2020), respectively	$16,613	$16,538
Paycheck protection program loan, due April 2022, including accrued interest of $6 (2021) and $4 (2020), respectively	643	641
Notes payable	167	251
Unamortized debt discounts and issuance costs	(175)	(228)
Total debt	17,248	17,202
Less: amounts due within one year	(17,207)	(17,056)
Long-term debt	$41	$146

Secured Convertible Note

On November 18, 2015, in connection with entering into the Joint Development and License Agreement with Samsung, the Company issued to SVIC a secured convertible note (“SVIC Note”) and stock purchase warrant (“SVIC Warrant”). The SVIC Note has an original principal amount of $15.0 million, accrues interest at a rate of 2.0% per year, is due and payable in full on December 31, 2021, and is convertible into shares of the Company’s common stock at a conversion price of $1.25 per share, subject to certain adjustments, on the maturity date of the SVIC Note. Upon a change of control of the Company prior to the maturity date of the SVIC Note, the SVIC Note may, at the Company’s option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, subject to certain adjustments, is only exercisable in the event the Company exercises its right to redeem the SVIC Note on or prior to its maturity date, and expires on December 31, 2025.

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized to interest expense over the term of the SVIC Note using the interest method. For the three months ended April 3, 2021, interest expense related to the amortization of the issuance costs associated with the liability component was not material. The effective interest rate, including accretion of the SVIC Note to par and amortization of debt issuance costs, was approximately 3.4%. As of April 3, 2021, the outstanding principal and accrued interest on the SVIC Note was $16.6 million, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $16.4 million.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of April 3, 2021, the Company was in compliance with its covenants under the SVIC Note.

Paycheck Protection Program Loan

On April 23, 2020, the Company entered into an unsecured promissory note with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) (“PPP Loan”) administered by the Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan bore interest at 1.0% per annum and would mature on April 23, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan was guaranteed by the SBA and was eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the proceeds. The PPP Loan contained customary events of default, and the occurrence of an event of default might result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan. In May 2021, the full amounts outstanding under the PPP Loan was forgiven.

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended
	April 3,	March 28,
	2021	2020
Lease cost:
Operating lease cost	$119	$154
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	119	151

For the three months ended April 3, 2021 and March 28, 2020, finance lease costs and cash flows from finance lease were immaterial.

Supplemental balance sheet information related to leases was as follows (in thousands):

	April 3,	January 2,
	2021	2021
Operating Leases
Operating lease right-of-use assets	$117	$114
Accrued expenses and other current liabilities	$116	$118
Operating lease liabilities	—	—
Total operating lease liabilities	$116	$118

Finance Leases
Property and equipment, at cost	$96	$96
Accumulated depreciation	(38)	(34)
Property and equipment, net	$58	$62
Accrued expenses and other current liabilities	$19	$19
Other liabilities	41	46
Total finance lease liabilities	$60	$65

The following table includes supplemental information:

	April 3,	January 2,
	2021	2021
Weighted Average Remaining Lease Term (in years)
Operating lease	0.4	0.4
Finance lease	3.0	3.3

Weighted Average Discount Rate
Operating lease	6.0%	6.1%
Finance lease	5.1%	5.1%

Maturities of lease liabilities as of April 3, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021 (remainder of the year)	$118	$16
2022	—	22
2023	—	22
2024	—	5
Total lease payments	118	65
Less: imputed interest	(2)	(5)
Total	$116	$60

On April 28, 2021, the Company entered into a lease agreement for its corporate headquarters with a term of five years in Irvine, CA with future payments of approximately $2.0 million. The lease is estimated to commence during 2021 and provides one three-year renewal option.

Note 7—Commitments and Contingencies

TRGP Agreement and Related Intercreditor Agreements

On May 3, 2017, the Company and TRGP entered into an investment agreement (the “TRGP Agreement”), which generally provided that TRGP directly fund the costs incurred by or on behalf of the Company in connection with the Company’s first action in the U.S. International Trade Commission (“ITC”) and its U.S. district court proceedings, but excluding all other proceedings (all such funded costs, collectively, the “Funded Costs”). In exchange for such funding, the Company agreed that, if the Company recovered any proceeds in connection with the funded SK hynix proceedings relating to certain patents, it would pay to TRGP the amount of the Funded Costs paid by TRGP plus an escalating premium based on when any such proceeds are recovered. In addition, pursuant to the terms of a separate security agreement between the Company and TRGP dated May 3, 2017 (the “Security Agreement”), the Company granted to TRGP (i) a first priority lien on, and security in, the claims of certain patents underlying the funded SK hynix proceedings and any proceeds that may be received by the Company in connection with these proceedings relating to certain patents, and (ii) a second priority lien on, and security in, certain of the Company’s patents that are the subject of the funded SK hynix proceedings. The TRGP Agreement and its amendment do not impose financial covenants on the Company. On January 23, 2020, the Company and TRGP entered into an amendment to the TRGP Agreement to alter the recovery sharing formula related to claims against SK hynix for alleged infringement of the Company’s patents.

In connection with the TRGP Agreement, in May 2017, TRGP, SVIC and SVB entered into the Intercreditor Agreements. Pursuant to the terms of the Intercreditor Agreements, TRGP, SVB and SVIC have agreed to their relative security interest priorities in the Company’s assets, such that: (i) TRGP has a first priority security interest in the Company’s claims underlying the funded SK hynix proceedings related to certain patents and any proceeds that may be received by the Company in connection with these proceedings related to certain patents, and a second priority security interest in certain of the Company’s patents that are the subject of the funded SK hynix proceedings, (ii) SVIC has a first priority security interest in the Company’s complete patent portfolio and a second priority security interest in all of the Company’s other tangible and intangible assets (other than the Company’s claims underlying and any proceeds it may receive from the SK hynix proceedings funded under the TRGP Agreement), and (iii) SVB has a first priority security interest in all of the Company’s tangible and intangible assets other than its patent portfolio and its claims underlying and any proceeds it may receive from the SK hynix proceedings funded under the TRGP Agreement, a second priority security interest in the Company’s patent portfolio other than the patents that are the subject of the SK hynix proceedings funded under the TRGP Agreement, and a third priority security interest in the Company’s patents that are the subject of the SK hynix proceedings funded under the TRGP Agreement. The Company consented and agreed to the terms of each of the Intercreditor Agreements.

Legal expenses incurred by the Company but paid by TRGP pursuant to the terms of the TRGP Agreement are excluded from the condensed consolidated financial statements. During the years ended December 29, 2018 and December 30, 2017, the Company excluded legal expenses of $1.8 million and $10.2 million, respectively, as a result of TRGP’s payment of these expenses under the TRGP Agreement. No further legal expenses will be paid by TRGP under this agreement. Any settlement or other cash proceeds the Company may recover in the future in connection with the funded SK hynix proceedings may be reduced by the aggregate amount of legal expenses excluded by the Company as a result of TRGP’s payment of these expenses under the TRGP Agreement, plus the premium amount due to TRGP under the terms of the amended TRGP Agreement at the time of any such recovery. The Company believes that the SK hynix License Agreement falls outside the scope of the TRGP Agreement (see below SK hynix Litigation).

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

SK hynix Litigation

On September 1, 2016, the Company filed legal proceedings for patent infringement against SK hynix in the ITC (the “First ITC Action”) and the Central District Court. These proceedings are based on the alleged infringement by SK hynix’s registered dual in-line memory module (“RDIMM”) and LRDIMM enterprise memory products of six of the Company’s U.S. patents. On October 31, 2017, the Company filed additional legal proceedings for patent infringement against SK hynix in the ITC (the “Second ITC Action”) based on the alleged infringement by SK hynix’s RDIMM and LRDIMM products of two additional U.S. patents owned by the Company. In all of the ITC proceedings, the Company has requested exclusion orders that direct U.S. Customs and Border Protection to stop allegedly infringing SK hynix RDIMM and LRDIMM products from entering the United States. In the Central District Court proceedings, the Company is primarily seeking damages. The First and Second ITC Actions are no longer pending and the parallel Central District Court infringement proceedings are currently stayed pending further order of the court.

On March 17, 2020, Netlist filed legal proceedings alleging patent infringement against SK hynix in the U.S. District Court for the Western District of Texas based on the infringement of Netlist U.S. Patent No. 9,858,218 and U.S. Patent No. 10,474,595 by SK hynix RDIMM and LRDIMM memory products. The case was assigned to the Hon. Alan D. Albright and is Case No. 6:20-cv-00194-ADA. The Markman hearing in this case occurred on March 4, 2021 and the trial was scheduled for July 6, 2021. Case No. 6:20-cv-00194-ADA was dismissed on April 20, 2021 following Netlist’s settlement with SK hynix set forth below.

On June 15, 2020, Netlist filed a second round of legal proceedings alleging patent infringement against SK hynix in the U.S. District Court for the Western District of Texas based on the infringement of Netlist U.S. Patent No. 10,217,523 by SK hynix LRDIMM memory products. The case was assigned to the Hon. Alan D. Albright and is Case No. 6:20-cv-00525-ADA. The Markman hearing in this case occurred on March 4, 2021 and the trial was scheduled for July 6, 2021. Case No. 6:20-cv-00525-ADA was dismissed on April 20, 2021 following Netlist’s settlement with SK hynix set forth below.

On April 5, 2021, Netlist entered into a Strategic Product Supply and License Agreement (the “License Agreement”) and Product Purchase and Supply Agreement with SK hynix. Both agreements have a term of 5 years. Under the License Agreement, (a) Netlist has granted to SK hynix fully paid, worldwide, non-exclusive, non-assignable licenses to certain of its patents covering memory technologies and (b) SK hynix has granted to Netlist fully paid, worldwide, non-exclusive, non-assignable licenses to its patent portfolio. In addition, the License Agreement provides for the settlement of all pending intellectual property proceedings between Netlist and SK hynix with the settlement fee of $40 million payable to us by SK hynix, and the parties have agreed to collaborate on certain technology development activities.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of April 3, 2021 or January 2, 2021.

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

During the three months ended April 3, 2021, Lincoln Park purchased an aggregate of 1,669,429 shares of the Company’s common stock for a net purchase price of $1.6 million under the 2019 Purchase Agreement. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 129,468 shares of its common stock as additional commitment shares in noncash transactions.

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

During the three months ended April 3, 2021, Lincoln Park purchased an aggregate of 9,544,595 shares of the Company’s common stock for a net purchase price of $7.8 million under the 2020 Purchase Agreement. In connection with the purchases, during the three months ended April 3, 2021, the Company issued to Lincoln Park an aggregate of 356,843 shares of its common stock as additional commitment shares in noncash transactions. In February 2021, the Company completed the sales under the 2020 Purchase Agreement.

Warrants

Warrant activity for the three months ended April 3, 2021 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 2, 2021	13,911	$0.59
Granted	—	—
Exercised	(6,579)	0.63
Expired	—	—
Outstanding as of April 3, 2021	7,332	0.56

During the three months ended April 3, 2021, the Company issued (i) 6,078,754 shares of its common stock upon the exercise of 6,078,754 of its warrants for total cash proceeds of $4.0 million and (ii) 429,496 shares of its common stock upon the cashless exercise of 500,000 of its warrants.

Note 9—Stock-Based Awards

As of April 3, 2021, the Company had 982,822 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-year term, and RSUs granted for independent directors fully-vest on the grant date.

Stock Options

The following table summarizes the activity related to stock options during the three months ended April 3, 2021:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 2, 2021	7,519	$1.12
Granted	1,760	0.76
Exercised	(476)	0.79
Expired or forfeited	(540)	2.17
Outstanding as of April 3, 2021	8,263	0.99

Restricted Stock Units

The following table summarizes the activity related to RSUs during the nine months ended April 3, 2021:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Outstanding as of January 2, 2021	3,037	$0.53
Granted	100	0.72
Vested	(501)	0.54
Forfeited	—	—
Outstanding as of April 3, 2021	2,636	0.53

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 3,	March 28,
	2021	2020
Cost of sales	$3	$3
Research and development	110	47
Selling, general and administrative	225	156
Total	$338	$206

As of April 3, 2021, the Company had approximately $2.8 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.9 years.

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

Forward-looking statements contained in this MD&A include statements about, among other things:

●	specific and overall impacts of the COVID-19 pandemic on our financial condition and results of operations;
●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

The following MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as our Annual Report on Form 10-K for our fiscal year ended January 2, 2021 (the “2020 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). All information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “Netlist,” “we,” “us,” or “our” as used herein refers collectively to Netlist, Inc. and its consolidated subsidiaries, unless otherwise stated.

Overview

We provide high-performance modular memory subsystems to customers in diverse industries that require enterprise and storage class memory solutions to empower critical business decisions. We have a history of introducing disruptive new products, such as one of the first load reduced dual in-line memory modules ("LRDIMM") based on our distributed buffer architecture, which has been adopted by the industry for DDR4 LRDIMM. We were also one of the first to bring NAND flash memory ("NAND flash") to the memory channel with our NVvault non-volatile dual in-line memory modules ("NVDIMM") using software-intensive controllers and merging dynamic random access memory integrated circuits (“DRAM ICs” or "DRAM") and NAND flash to solve data bottleneck and data retention challenges encountered in high-performance computing environments. We also offer storage class memory products called HybriDIMM to address the growing need for real-time analytics in Big Data applications, in-memory databases, high performance computing and advanced data storage solutions. We are continuously developing and improving upon the HybriDIMM product while exploring opportunities with strategic partners. Our NVMe SSD portfolio provides industry-leading performance offered in multiple capacities and form factors.

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

We also resell SSD, NAND flash, DRAM products and other component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

During the first quarter of 2021, we recorded net sales of $14.9 million, gross profit of $1.5 million and net loss of $4.0 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility. See “Recent Developments” and “Liquidity and Capital Resources” below for more information.

Recent Developments

SK hynix License Agreement and Supply Agreement

On April 5, 2021, we entered into a Strategic Product Supply and License Agreement (the “License Agreement”) and Product Purchase and Supply Agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”). Both agreements have a term of 5 years. Under the License Agreement, (a) we have granted to SK hynix fully paid, worldwide, non-exclusive, non-assignable licenses to certain of our patents covering memory technologies and (b) SK hynix has granted to us fully paid, worldwide, non-exclusive, non-assignable licenses to its patent portfolio. In addition, the License Agreement provides for the settlement of all pending intellectual property proceedings between us and SK hynix with the settlement fee of $40 million payable to us by SK hynix, and the parties have agreed to collaborate on certain technology development activities.

Amendment to SVB Credit Agreement

On April 9, 2021, we entered into an amendment to a credit agreement dated October 31, 2009 with Silicon Valley Bank (“SVB”) (as the same may from time to time be amended, modified, supplemented or restated, the “SVB Credit Agreement”) to accrue interest on advances at a per annum rate equal to the greater of 2.25% above the Wall Street Journal prime rate (“Prime Rate”) or 5.50% and to extend the maturity date to December 30, 2021. The amount available for borrowing may be increased to $7.0 million and the maturity date will be extended to April 29, 2022 upon our request, if we meet certain conditions.

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into a purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. During the first quarter of 2021, Lincoln Park purchased an aggregate of 1,669,429 shares of our common stock for a net purchase price of $1.6 million under the 2019 Purchase Agreement. In connection with the purchases, during the first quarter of 2021, we issued to Lincoln Park an aggregate of 129,468 shares of our common stock as commitment shares in noncash transactions.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into another purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. During the first quarter of 2021, Lincoln Park purchased an aggregate of 9,544,595 shares of our common stock for a net purchase price of $7.8 million under the 2020 Purchase Agreement. In connection with the purchases, during the first quarter of 2021, we issued to Lincoln Park an aggregate of 356,843 shares of our common stock as commitment shares in noncash transactions. In February 2021, we completed the sales under the 2020 Purchase Agreement.

Paycheck Protection Program Loan

On April 23, 2020, we entered into an unsecured promissory note with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) (“PPP Loan”) administered by the Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan bore interest at 1.0% per annum and would mature in April 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan was eligible for forgiveness if we would meet certain conditions. In May 2021, the full amounts outstanding under the PPP Loan was forgiven.

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

Results of Operations

Net Sales and Gross Profit

Net sales, cost of sales and gross profit for the three months ended April 3, 2021 and March 28, 2020 were as follows (dollars in thousands):

	Three Months Ended
	April 3,	March 28,	%
	2021	2020	Change
Net sales	$14,897	$14,631	2%
Cost of sales	13,396	12,522	7%
Gross profit	$1,501	$2,109	(29)%
Gross margin	10%	14%

Net Sales

Net sales include resales of certain component products, including SSDs and DRAM products, and sales of our high-performance memory subsystems.

Net sales increased by $0.3 million during the first quarter of 2021 compared to the same quarter of 2020 primarily as a result of a $1.1 million increase in sales of other small outline dual in-line memory module (“SODIMM”) and RDIMM products, partially offset by a $0.6 million overall decrease in sales of NAND flash products (including a $0.7 million decrease in resales of NAND flash products and a $0.1 million increase in Netlist’s SSD products), a $0.2 million decrease in sales of our very low profile memory subsystem products and a $0.1 million increase in sales discount. Net sales in all periods presented were impacted by the change in the product mix and fluctuating customer concentrations.

Gross Profit and Gross Margin

Gross profit decreased during the first quarter of 2021 compared to the same quarter of 2020 due primarily to lower gross profits on the sales of SODIMM and RDIMM products and sales of enterprise SSD products. Gross margin (or gross profit as a percentage of net sales) fluctuates based on the change in our product mix over periods and the relative cost of the factory.

Operating Expenses

Operating expenses for the three months ended April 3, 2021 and March 28, 2020 were as follows (dollars in thousands):

	Three Months Ended
	April 3,	March 28,	%
	2021	2020	Change
Research and development	$1,124	$654	72%
Percentage of net sales	8%	4%
Intellectual property legal fees	$2,287	$625	266%
Percentage of net sales	15%	4%
Selling, general and administrative	$1,957	$2,221	(12)%
Percentage of net sales	13%	15%

Research and Development

Research and development expenses increased during the first quarter of 2021 compared to the same quarter of 2020 due primarily to an increase in employee headcount and overhead.

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

Pursuant to the terms of the TRGP Agreement, the legal expenses we incurred for our first action against SK hynix at the ITC and our U.S. district court proceedings that were paid directly by TRGP were excluded in their entirety from our financial statements. As of January 2, 2021, accumulated deficit excluded $1.7 million and $10.2 million of such legal expenses incurred in 2018 and 2017, respectively. No further legal expenses will be paid by TRGP under this agreement. TPGP did not fund the legal expenses incurred for our second ITC action and our proceedings in international courts as well as other District Court proceedings. We believe that the SK hynix License Agreement falls outside the scope of the TRGP Agreement.

Intellectual property legal fees increased during the first quarter of 2021 compared to the same quarter of 2020 due primarily to higher legal expenses incurred to defend our patent portfolio internationally.

Selling, General and Administrative

Selling, general and administrative expenses slightly decreased during the first quarter of 2021 compared to the same quarter of 2020 due primarily to a decrease in outside services.

Other Expense, Net

Other expense, net for the three months ended April 3, 2021 and March 28, 2020 was as follows (dollars in thousands):

	Three Months Ended
	April 3,	March 28,	%
	2021	2020	Change
Interest expense, net	$(147)	$(148)
Other expense, net	(2)	(3)
Total other expense, net	$(149)	$(151)	(1)%

Interest expense, net, consists primarily of interest expense on the $15 million secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015 and a revolving line of credit under the SVB Credit Agreement, along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note. During the first quarter of 2021, other expense was consistent compared with the same quarter of 2020.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and debt securities and receipts from revenues. In addition, as a result of our entry into the SK hynix License Agreement, we plan to use the settlement fee received to support our operations. We have also funded our operations with a revolving line of credit under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements.

The following tables present selected financial information as of April 3, 2021 and January 2, 2021 and for the first three months of 2021 and 2020 (in thousands):

	April 3,	January 2,
	2021	2021
Cash and cash equivalents	$21,616	$13,326
Convertible promissory note and accrued interest, net	16,438	16,310
Total PPP Loan and accrued interest	643	641
Working capital	6,925	(2,726)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Net cash used in operating activities	$(4,291)	$(4,380)
Net cash used in investing activities	(41)	(12)
Net cash provided by financing activities	14,322	1,289

During the three months ended April 3, 2021, net cash used in operating activities was primarily a result of net loss of $4.0 million and non-cash adjustments to net loss of $0.6 million, offset by net cash outflows from changes in operating assets and liabilities of $0.9 million driven predominantly by an increase in inventories due to higher purchases to support increased sales, partially offset by an increase in accounts payable. Net cash provided by financing activities during the three months ended April 3, 2021 primarily consisted of $9.4 million in net proceeds from issuance of common stock under the 2020 and 2019 Lincoln Park Purchase Agreements, $4.0 million in proceeds from exercise of warrants, $0.4 million in proceeds from exercise of stock options and a $1.0 million in net borrowings under the SVB Credit Agreement, partially offset by $0.3 million in payments of taxes related to net share settlement of equity awards.

During the three months ended March 28, 2020, net cash used in operating activities was primarily a result of a net loss of $1.5 million, adjusted for non-cash charges of $0.5 million, offset by net cash outflows from changes in operating assets and liabilities of $3.3 million driven predominantly by increases in accounts receivable due to higher sales and in inventories due to higher purchases to support increased sales, partially offset by an increase in accounts payable. Net cash provided by financing activities during the three months ended March 28, 2020 primarily consisted of $1.5 million in net borrowings under the SVB Credit Agreement, partially offset by $0.1 million in payments of note payable to finance insurance policies.

Capital Resources

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into the 2019 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the 2019 Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. As of April 3, 2021, an aggregate of $2.0 million in shares of our common stock was available for purchases over the remaining term under the 2019 Purchase Agreement.

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

SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provides for a revolving line of credit of up to $5.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments as set forth in the SVB Credit Agreement. As of April 3, 2021, the borrowings under the SVB Credit Agreement bear interest at the Prime Rate plus 2.75% per annum and mature on April 30, 2021.

As of April 3, 2021, the outstanding borrowings under the SVB Credit Agreement were $4.6 million with additional borrowing availability of $0.4 million. During the three months ended April 3, 2021, we made net borrowings of $1.0 million under the SVB Credit Agreement.

Paycheck Protection Program Loan

On April 23, 2020, we entered into the PPP Loan with a principal amount of $0.6 million through Hanmi Bank under the PPP administered by the SBA and established as part of the CARES Act. The PPP Loan bore interest at 1.0% per annum and would mature in April 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan was eligible for forgiveness if we would meet certain conditions. In May 2021, the full amounts outstanding under the PPP Loan was forgiven.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with cash receipts from revenues, the settlement fee received under the SK hynix License Agreement, borrowing availability under the SVB Credit Agreement, the equity financing available under the 2019 Lincoln Park Purchase Agreement, funds raised through other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.

Critical Accounting Policies and Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. We base our estimates and assumptions on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. We review our estimates and assumptions on an ongoing basis. Actual results may differ from our estimates, which may result in material adverse effects on our consolidated operating results and financial position.

Our critical accounting policies and estimates are discussed in Note 2 to the condensed consolidated financial statements in this report and in the notes to consolidated financial statements in Part II, Item 8 of our 2020 Annual Report and in the MD&A in our 2020 Annual Report. There have been no significant changes to our critical accounting policies since our 2020 Annual Report.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of April 3, 2021.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we continue to maintain our financial reporting process we followed to prepare consolidated financial statements in accordance with U.S. GAAP for audit committee meetings on a quarterly and annual basis. Our Chief Executive Officer and sole director will oversee the process to ensure all required disclosures are made in our consolidated financial statements on a quarterly and annual basis.

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

Risks Related to Our Business, Operations and Industry

●	We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures;
●	We have historically incurred losses and may continue to incur losses;
●	The vast majority of our revenues in recent periods have been generated from resales of component products, including products sourced from Samsung, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our HybriDIMM and NVvault products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including ongoing effects of the COVID-19 pandemic and the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margins and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross profit;
●	Our manufacturing operations involve significant risks;

●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	If a standardized memory solution that addresses the demands of our customers is developed, our net product sales and market share may decline;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer; and
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition.

Risks Related to Laws and Regulations

●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended that place significant demands on our resources.

Risks Related to Intellectual Property and Litigation

●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results; and
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us.

Risks Related to Capitalization and Financial Markets

●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;

●	The price and trading volume of our common stock has and may continue to fluctuate significantly;
●	We have incurred a material amount of indebtedness to fund our operations, the terms of which have required us to pledge substantially all of our assets as security. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

We may experience supply shortages at any time and for a variety of reasons, including, among others, spikes in customer demand that cannot be satisfied, any problems that arise with Samsung’s or SK hynix’s manufacturing operations or facilities that cause disruptions or delays, including from the recent COVID-19 pandemic, or any failure to comply with the terms of the agreements regarding the supply of these products. If we choose, or if we are forced, to seek to supply the component products we resell from other suppliers, we may not be able to identify other suppliers that are available and able to produce the particular components with the specific product specifications and in the quantities our customers require, or we may not be able to make arrangements with any other suppliers in a timely manner to avoid delays in satisfying customer orders. Further, even if we are able to make arrangements with other suppliers for sufficient component products to replace any undersupply from Samsung or SK hynix, we may not be able to make these arrangements on financial and other terms comparable to those we have negotiated with Samsung or SK hynix. As a result, any inability to obtain sufficient component products from Samsung or SK hynix could increase our cost of sales for component product resales if we are forced to pay higher prices to obtain the products from other suppliers. Moreover, all of our supply arrangements for these component products and any arrangements we may establish with other suppliers, are subject to the other supply and manufacturing risks discussed elsewhere in these risk factors.

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

We have historically derived revenues from sales of our high-performance modular memory subsystems to original equipment manufacturers (“OEM”) in the server, high-performance computing and communications markets. Although we expect these memory subsystems to continue to account for a portion of our revenues, we have experienced declines in sales of these products in recent periods, and these declines could continue or intensify in the future. We believe market acceptance of these products or derivative products that incorporate our core memory subsystem technology is critical to our success, and any continued decline in sales of these products could have a material adverse impact on our performance and long-term prospects.

We have invested significant research and development time and capital in the design of application-specific integrated circuits (“ASIC”) and hybrid devices, including our NVvault family of products and our next-generation HybriDIMM memory subsystem. These products are subject to significant risks, including:

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

We maintain a manufacturing facility in the People’s Republic of China (“PRC”) at which we produce most of our products. These manufacturing activities require significant resources to maintain. For instance, we must continuously review and improve our manufacturing processes in order to maintain satisfactory manufacturing yields and product performance, try to lower our costs and otherwise remain competitive. As we manufacture new and more complex products, the risk of encountering delays, difficulties or higher costs increases. In addition, the start-up costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment and any resulting manufacturing delays and inefficiencies, could negatively impact our results of operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in Part I, Item 4, Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of April 3, 2021 due to a material weakness. The identified material weakness, at April 3, 2021, relates to the lack of an independent audit committee.

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

To support our activities in the near term, we expect to rely on cash generated from our business, the cash received under the SK hynix License Agreement and proceeds from issuances of debt and equity securities, including our equity lines with Lincoln Park, and borrowing availability under our credit facility with SVB. Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Moreover, our SVIC Note will mature in December 2021, and if it is not converted into equity, the repayment will significantly deplete our cash resources unless we raise additional capital or enter into an amendment to the SVIC Note. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

Our capital requirements will depend on many factors, including, among others:

●	the costs associated with maintaining, defending and enforcing our intellectual property rights;
●	the acceptance of, and demand for, our products and the component products we resell to customers;
●	our success, and that of our strategic partners, in developing and selling products derived from our technology;
●	the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies;
●	the costs of developing, improving and maintaining our internal design, testing and manufacturing processes;
●	our results of operations, including our levels of net product sales and any other revenues we may receive, including non-recurring engineering, license, royalty or other fees;
●	the amount and timing of vendor payments and the collection of receivables, among other factors affecting our working capital;
●	our receipt of cash proceeds from the exercise of outstanding stock options or warrants to acquire our common stock;
●	the nature and timing of acquisitions or other strategic transactions or relationships in which we engage, if any; and
●	the costs associated with the continued operation, and any future growth, of our business.

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

The SVIC and SVB debt instruments and the TRGP investment agreement also include events of default, including, among other things, payment defaults, any breach by us of representations, warranties or covenants, certain bankruptcy events and certain material adverse changes. If an event of default were to occur under any of these instruments or agreements and we were unable to obtain a waiver for the default, the counterparties could, among other remedies, accelerate our obligations under the debt instrument or other agreement and exercise their rights to foreclose on their security interests, which would cause substantial harm to our business and prospects. We believe that the SK hynix License Agreement falls outside the scope of the TRGP Agreement.

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

As of April 3, 2021, there were 215,013,027 shares of our common stock outstanding. In addition, 8,262,984 shares of our common stock are subject to outstanding stock options, 2,635,551 shares of our common stock are subject to outstanding unvested restricted stock units, 7,332,356 shares of our common stock are subject to outstanding warrants, and 13,290,082 shares of our common stock subject to an outstanding convertible note. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders.

Our President, Chief Executive Officer and the sole member of our board of directors, Chun K. Hong, has the ability to exert substantial control over all matters requiring approval by our stockholders and our board of directors, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other significant corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Hong.

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

Item 6.Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.2	Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	August 10, 2020
4.1	Amendment No. 3 to Rights Agreement, dated as of August 14, 2020, by and between Netlist, Inc. and Computershare Trust Company, N.A., as rights agent		8-K	001-33170	August 14, 2020
10.1	Amendment to Loan and Security Agreement, dated April 9, 2021, by and between Netlist, Inc. and Silicon Valley Bank	X
10.2	Lease, dated April 28, 2021, by and between Netlist, Inc. and University Research Park LLC		8-K	001-33170	May 3, 2021
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:May 18, 2021	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)