Form 10-Q
period 2021-07-03
NETLIST INC
filed 2021-08-17
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

or

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

As of August 11, 2021, there were 224,600,184 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended July 3, 2021

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	July 3,	January 2,
	2021	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,544	$13,326
Restricted cash	9,900	3,200
Accounts receivable, net of allowances of $218 (2021) and $157 (2020)	4,807	4,680
Inventories	12,271	3,198
Prepaid expenses and other current assets	632	514
Total current assets	72,154	24,918
Property and equipment, net	261	182
Operating lease right-of-use assets	247	114
Other assets	271	58
Total assets	$72,933	$25,272

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$17,341	$5,327
Revolving line of credit	752	3,678
Accrued payroll and related liabilities	1,186	806
Accrued expenses and other current liabilities	1,008	777
Long-term debt due within one year	16,649	17,056
Total current liabilities	36,936	27,644
Long-term debt	—	146
Other liabilities	113	102
Total liabilities	37,049	27,892
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 215,987 (2021) and 195,978 (2020) shares issued and outstanding	216	195
Additional paid-in capital	206,795	192,071
Accumulated deficit	(171,127)	(194,886)
Total stockholders' equity (deficit)	35,884	(2,620)
Total liabilities and stockholders' equity (deficit)	$72,933	$25,272

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net product sales	$24,363	$10,906	$39,260	$25,537
License fee	40,000	—	40,000	—
Net sales	64,363	10,906	79,260	25,537
Cost of sales	21,498	9,080	34,894	21,602
Gross profit	42,865	1,826	44,366	3,935
Operating expenses:
Research and development	2,060	698	3,184	1,352
Intellectual property legal fees	3,837	848	6,124	1,473
Selling, general and administrative	3,092	1,957	5,049	4,178
Total operating expenses	8,989	3,503	14,357	7,003
Operating income (loss)	33,876	(1,677)	30,009	(3,068)
Other income (expense), net:
Interest expense, net	(145)	(150)	(292)	(298)
Other income (expense), net	645	(2)	643	(5)
Total other income (expense), net	500	(152)	351	(303)
Income (loss) before provision for income taxes	34,376	(1,829)	30,360	(3,371)
Provision for income taxes	6,600	1	6,601	1
Net income (loss)	$27,776	$(1,830)	$23,759	$(3,372)

Earnings (loss) per share:
Basic	$0.13	$(0.01)	$0.11	$(0.02)
Diluted	$0.12	$(0.01)	$0.10	$(0.02)
Weighted-average common shares outstanding:
Basic	215,706	175,485	210,693	172,602
Diluted	235,176	175,485	229,305	172,602

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 2, 2021	195,978	$195	$192,071	$(194,886)	$(2,620)
Net loss	—	—	—	(4,017)	(4,017)
Issuance of common stock, net	11,700	12	9,349	—	9,361
Exercise of stock options	476	—	376	—	376
Exercise of warrants	6,508	7	3,975	—	3,982
Stock-based compensation	—	—	338	—	338
Restricted stock units vested and distributed	501	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(150)	—	(276)	—	(276)
Balance, April 3, 2021	215,013	215	205,832	(198,903)	7,144
Net loss	—	—	—	27,776	27,776
Exercise of stock options	345	—	256	—	256
Exercise of warrants	588	1	375	—	376
Stock-based compensation	—	—	379	—	379
Restricted stock units vested and distributed	63	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(22)	—	(47)	—	(47)
Balance, July 3, 2021	215,987	$216	$206,795	$(171,127)	$35,884

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2019	169,539	$169	$179,086	$(187,618)	$(8,363)
Net loss	—	—	—	(1,542)	(1,542)
Issuance of commitment shares	1,529	2	(2)	—	—
Stock-based compensation	—	—	206	—	206
Restricted stock units vested and distributed	362	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(135)	—	(32)	—	(32)
Balance, March 28, 2020	171,295	171	179,258	(189,160)	(9,731)
Net loss	—	—	—	(1,830)	(1,830)
Issuance of common stock, net	9,781	10	2,751	—	2,761
Stock-based compensation	—	—	164	—	164
Tax withholdings related to net share settlements of equity awards	(63)	—	(10)	—	(10)
Balance, June 27, 2020	181,013	$181	$182,163	$(190,990)	$(8,646)

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	July 3,	June 27,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$23,759	$(3,372)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	65	75
Interest accrued on convertible promissory notes	152	150
Amortization of debt discounts	105	106
Non-cash lease expense	206	263
Gain on extinguishment of debt	(643)	—
Stock-based compensation	717	370
Changes in operating assets and liabilities:
Accounts receivable	(127)	1,783
Inventories	(9,073)	(2,594)
Prepaid expenses and other assets	(331)	260
Accounts payable	12,014	(82)
Accrued payroll and related liabilities	380	529
Accrued expenses and other liabilities	(97)	(270)
Net cash provided by (used in) operating activities	27,127	(2,782)
Cash flows from investing activities:
Acquisition of property and equipment	(144)	(9)
Net cash used in investing activities	(144)	(9)
Cash flows from financing activities:
Net repayments under line of credit	(2,926)	(1,648)
Proceeds from issuance of long-term debt	—	637
Payments on note payable	(167)	(280)
Proceeds from issuance of common stock, net	9,361	2,761
Proceeds from exercise of stock options and warrants	4,990	—
Payments for taxes related to net share settlement of equity awards	(323)	(42)
Net cash provided by financing activities	10,935	1,428
Net change in cash, cash equivalents and restricted cash	37,918	(1,363)
Cash, cash equivalents and restricted cash at beginning of period	16,526	11,716
Cash, cash equivalents and restricted cash at end of period	$54,444	$10,353

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$44,544	$7,153
Restricted cash	9,900	3,200
Cash, cash equivalents and restricted cash at end of period	$54,444	$10,353

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

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to July 3, 2021, through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	July 3,	January 2,
	2021	2021
Raw materials	$2,593	$578
Work in process	204	2
Finished goods	9,474	2,618
	$12,271	$3,198

Earnings (Loss) Per Share

The following table shows the computation of basic and diluted earnings (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$27,776	$(1,830)	$23,759	$(3,372)
Denominator:
Weighted-average basic shares outstanding	215,706	175,485	210,693	172,602
Effect of dilutive securities	19,470	—	18,612	—
Weighted-average diluted shares	235,176	175,485	229,305	172,602

Basic earnings (loss) per share	$0.13	$(0.01)	$0.11	$(0.02)
Diluted earnings (loss) per share	$0.12	$(0.01)	$0.10	$(0.02)

The table below shows potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion of the SVIC Note (see Note 5) using the “if-converted” method, and the vesting of restricted stock units (“RSUs”). The potential weighted average common share equivalents for the three and six months ended June 27, 2020 have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Weighted average common share equivalents	19,470	13,237	18,612	13,314

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Resales of third-party products	$14,608	$6,367	$25,966	$17,263
Sale of the Company's modular memory subsystems	9,755	4,539	13,294	8,274
License fee	40,000	—	40,000	—
Total net sales	$64,363	$10,906	$79,260	$25,537

During the three months ended July 3, 2021, the Company received an upfront non-refundable license fee of $40 million as a consideration to enter into a license agreement with SK hynix, Inc. a South Korean memory semiconductor supplier, (“SK hynix”). The license fee was recognized when the Company granted the license of its patents to SK hynix, since the performance obligation was satisfied at a point in time. In connection with the receipt of the license fee, during the three months ended July 3, 2021, the Company recorded a provision for income taxes of $6.6 million related to the Korean withholding tax incurred.

Major Customers and Products

The Company’s net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total net sales:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Customer A	11%	*	*	*
Customer B	11%	*	*	*
Customer C	*	22%	*	16%
*	Less than 10% of net sales during the period.

As of July 3, 2021, two customers represented 31% and 12% of aggregate gross receivables, respectively. As of January 2, 2021, one customer represented approximately 50% of aggregate gross receivables. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and six months ended July 3, 2021, resales of these products represented approximately 60% and 66% of net product sales, respectively. For the three and six months ended June 27, 2020, they represented approximately 58% and 68% of net product sales, respectively.

Cash Flow Information

The following table sets forth supplemental disclosure of non-cash financing activities:

	Six Months Ended
	July 3,	June 27,
	2021	2020
Gain on extinguishment of debt	$643	$—

Note 4—Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as the same may from time to time be amended, modified, supplemented or restated, the “SVB Credit Agreement”), which provides for a revolving line of credit up to $5.0 million. The borrowing base is limited to 85% of the eligible accounts receivable, subject to certain adjustments. On April 9, 2021, the Company entered into an amendment to the SVB Credit Agreement to accrue interest on borrowings at a per annum rate equal to the greater of 2.25% above the Wall Street Journal prime rate (“Prime Rate”) or 5.50% from the Prime Rate plus 2.75% previously and to extend the maturity date to December 30, 2021. The amount available for borrowing may be increased to $7.0 million and the maturity date will be extended to April 29, 2022 upon the Company’s request, if the Company meets certain conditions.

The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of July 3, 2021 and January 2, 2021, (i) outstanding letters of credit were $9.9 million and $3.2 million, respectively, (ii) outstanding borrowings were $0.8 million and $3.7 million, respectively, and (iii) availability under the revolving line of credit was $3.9 million and $0.1 million, respectively.

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

As of July 3, 2021, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by Samsung Venture Investment Co. (“SVIC”) (see Note 5). The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of July 3, 2021, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	July 3,	January 2,
	2021	2021
Secured convertible note, due December 2021, including accrued interest of $1,687 (2021) and $1,538 (2020), respectively	$16,687	$16,538
Paycheck protection program loan, due April 2022, including accrued interest of $4 (2020), respectively	—	641
Notes payable	85	251
Unamortized debt discounts and issuance costs	(123)	(228)
Total debt	16,649	17,202
Less: amounts due within one year	(16,649)	(17,056)
Long-term debt	$—	$146

Secured Convertible Note

On November 18, 2015, in connection with entering into the Joint Development and License Agreement with Samsung Electronics Co., Ltd. (“Samsung”), the Company issued to Samsung Venture Investment Co. (“SVIC”) a secured convertible note (“SVIC Note”) and stock purchase warrant (“SVIC Warrant”). The SVIC Note has an original principal amount of $15.0 million, accrues interest at a rate of 2.0% per year, is due and payable in full on December 31, 2021, and is convertible into shares of the Company’s common stock at a conversion price of $1.25 per share, subject to certain adjustments, on the maturity date of the SVIC Note. Upon a change of control of the Company prior to the maturity date of the SVIC Note, the SVIC Note may, at the Company’s option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant grants SVIC a right to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share, subject to certain adjustments, is only exercisable in the event the Company exercises its right to redeem the SVIC Note on or prior to its maturity date, and expires on December 31, 2025.

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized to interest expense over the term of the SVIC Note using the interest method. For the three and six months ended July 3, 2021, interest expense related to the amortization of the issuance costs associated with the liability component was not material. The effective interest rate, including accretion of the SVIC Note to par and amortization of debt issuance costs, was approximately 3.4%. As of July 3, 2021, the outstanding principal and accrued interest on the SVIC Note was $16.7 million, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $16.6 million.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of July 3, 2021, the Company was in compliance with its covenants under the SVIC Note.

Paycheck Protection Program Loan

On April 23, 2020, the Company entered into an unsecured promissory note with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) (“PPP Loan”) administered by the Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan bore interest at 1.0% per annum and would mature on April 23, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan was guaranteed by the SBA and was eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the proceeds. The PPP Loan contained customary events of default, and the occurrence of an event of default might result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan. In May 2021, the full amount outstanding under the PPP Loan was forgiven, resulting in a gain of $0.6 million for the three months ended July 3, 2021.

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$121	$151	$240	$305
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	121	150	240	301
Lease modification to increase (decrease) lease assets	338	(365)	338	(365)

For the three and six months ended July 3, 2021 and June 27, 2020, finance lease costs and cash flows from finance lease were immaterial.

Supplemental balance sheet information related to leases was as follows (in thousands):

	July 3,	January 2,
	2021	2021
Operating Leases
Operating lease right-of-use assets	$247	$114
Accrued expenses and other current liabilities	$247	$118
Total operating lease liabilities	$247	$118

Finance Leases
Property and equipment, at cost	$96	$96
Accumulated depreciation	(43)	(34)
Property and equipment, net	$53	$62
Accrued expenses and other current liabilities	$19	$19
Other liabilities	37	46
Total finance lease liabilities	$56	$65

The following table includes supplemental information:

	July 3,	January 2,
	2021	2021
Weighted Average Remaining Lease Term (in years)
Operating lease	0.9	0.4
Finance lease	2.8	3.3

Weighted Average Discount Rate
Operating lease	5.6%	6.1%
Finance lease	5.1%	5.1%

Maturities of lease liabilities as of July 3, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021 (remainder of the year)	$148	$11
2022	105	22
2023	—	22
2024	—	5
Total lease payments	253	60
Less: imputed interest	(6)	(4)
Total	$247	$56

On April 28, 2021, the Company entered into a lease agreement for its corporate headquarters with a term of five years in Irvine, CA with future payments of approximately $2.0 million. The lease is estimated to commence during 2021 and provides one three-year renewal option.

Note 7—Commitments and Contingencies

TRGP Agreement

On May 3, 2017, the Company and TRGP entered into an investment agreement (the “TRGP Agreement”), which generally provided that TRGP directly fund the costs incurred by or on behalf of the Company in connection with the Company’s first action in the U.S. International Trade Commission (“ITC”) and its U.S. district court proceedings, but excluding all other proceedings (all such funded costs, collectively, the “Funded Costs”). In exchange for such funding, the Company agreed that, if the Company recovered any proceeds in connection with the funded SK hynix proceedings relating to certain patents, it would pay to TRGP the amount of the Funded Costs paid by TRGP plus an escalating premium based on when any such proceeds are recovered. On January 23, 2020, the Company and TRGP entered into an amendment to the TRGP Agreement to alter the recovery sharing formula related to claims against SK hynix for alleged infringement of the Company’s patents (the “First Amendment”). The Company believes that the SK hynix License Agreement entered into on April 5, 2021 falls outside the scope of the TRGP Agreement and the First Amendment to the TRGP Agreement.

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

Micron Litigation

On April 28, 2021, the Company filed legal proceedings for patent infringement against Micron Technology, Inc. (“Micron”) in the United States District Court for the Western District of Texas (Case No. 6:21-cv-00431 & Case No. 6:21-cv-00430). These proceedings are based on the alleged infringement by Micron’s load-reduced dual in-line memory modules (“LRDIMM”) and Micron’s non-volatile dual in-line memory modules (“NVDIMM”) enterprise memory products of four of the Company’s U.S. patents – US Pat. No. 10,489,314; US Pat. No. 9,824,035; US Pat. No. 10,268,608; & US Pat. No. 8,301,833. Case schedules for these cases have not yet been set.

Samsung Litigation

On May 28, 2020, the Company filed legal proceedings against Samsung in the United States District Court for the Central District of California seeking damages for breach of contract of the Joint Development and License Agreement (the “JDLA”) entered into between Netlist and Samsung on November 12, 2015. On July 22, 2020, the Company amended its complaint to further seek a Declaratory Judgment that Netlist terminated the JDLA including the patent license under the JDLA. These proceedings are based on the alleged material breach by Samsung of the JDLA. This case has been assigned case number Case 8:20-cv-00993-MCS-ADS and has been assigned to the Honorable Mark C. Scarsi. Trial for the case is set to begin on November 30, 2021.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of July 3, 2021 or January 2, 2021.

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

During the six months ended July 3, 2021, Lincoln Park purchased an aggregate of 1,669,429 shares of the Company’s common stock for a net purchase price of $1.6 million under the 2019 Purchase Agreement. In connection with the purchases, during the six months ended July 3, 2021, the Company issued to Lincoln Park an aggregate of 129,468 shares of its common stock as additional commitment shares in noncash transactions. Subsequent to July 3, 2021, Lincoln Park purchased an aggregate of 406,074 shares of the Company’s common stock for a net purchase price of $2.0 million under the 2019 Purchase Agreement. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 165,319 shares of its common stock as additional commitment shares in noncash transactions. In July 2021, the Company completed the sales under the 2019 Purchase Agreement.

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

2021 Lincoln Park Purchase Agreement

On July 12, 2021, the Company entered into a purchase agreement (the “2021 Purchase Agreement”) with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $17.4 million in shares of its common stock subject to the conditions and limitations set forth in the 2021 Purchase Agreement. As consideration for entering into the 2021 Purchase Agreement, the Company issued to Lincoln Park 80,000 shares of its common stock as initial commitment shares in a noncash transaction on July 12, 2021 and will issue up to 120,500 additional shares of its common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. The Company will not receive any cash proceeds from the issuance of these additional commitment shares.

Pursuant to the 2021 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the 2021 Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 750,000 shares of its common stock, with such amount increasing as the closing sale price of its common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $3.0 million, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single regular purchase. If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a regular purchase, then in addition to such regular purchase, and subject to certain conditions and limitations in the 2021 Purchase Agreement, the Company may direct Lincoln Park to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding regular purchase or (ii) 30% of the total number of shares of its common stock traded during a specified period on the applicable purchase date as set forth in the 2021 Purchase Agreement. Under certain circumstances and in accordance with the 2021 Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

The Company controls the timing and amount of any sales of its common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for the Company’s common stock under the 2021 Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the 2021 Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2021 Purchase Agreement if that would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The 2021 Purchase Agreement does not limit the Company’s ability to raise capital from other sources at the Company’s sole discretion, except that, subject to certain exceptions, the Company may not enter into any Variable Rate Transaction (as defined in the 2021 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the 2021 Purchase Agreement. The Company has the right to terminate the 2021 Purchase Agreement at any time, at no cost to the Company.

Subsequent to July 12, 2021, Lincoln Park purchased an aggregate of 2,000,000 shares of the Company’s common stock for a net purchase price of $14.9 million under the 2021 Purchase Agreement. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 103,292 shares of its common stock as additional commitment shares in noncash transactions.

Warrants

Warrant activity for the six months ended July 3, 2021 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 2, 2021	13,911	$0.59
Granted	—	—
Exercised	(7,167)	0.63
Expired	—	—
Outstanding as of July 3, 2021	6,744	0.55

Note 9—Stock-Based Awards

As of July 3, 2021, the Company had 767,822 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-year term, and RSUs granted for independent directors fully-vest on the grant date.

Stock Options

The following table summarizes the activity related to stock options during the six months ended July 3, 2021:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 2, 2021	7,519	$1.12
Granted	1,945	0.90
Exercised	(821)	0.77
Expired or forfeited	(540)	2.17
Outstanding as of July 3, 2021	8,103	1.03

Restricted Stock Units

The following table summarizes the activity related to RSUs during the six months ended July 3, 2021:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Outstanding as of January 2, 2021	3,037	$0.53
Granted	130	1.46
Vested	(564)	0.54
Forfeited	—	—
Outstanding as of July 3, 2021	2,603	0.57

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Cost of sales	$4	$4	$7	$7
Research and development	168	44	278	91
Selling, general and administrative	207	116	432	272
Total	$379	$164	$717	$370

As of July 3, 2021, the Company had approximately $3.3 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.9 years.

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

During the second quarter of 2021, we recorded net sales of $64.4 million, including a $40 million license fee, gross profit of $42.9 million and net income of $27.8 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility. See “Recent Developments” and “Liquidity and Capital Resources” below for more information.

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

2021 Lincoln Park Purchase Agreement

On July 12, 2021, we entered into a purchase agreement (the “2021 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $17.4 million in shares of our common stock over the 36-month term of the 2021 Purchase Agreement subject to the conditions and limitations set forth in the 2021 Purchase Agreement. Subsequent to July 12, 2021, Lincoln Park purchased an aggregate of 2,000,000 shares of our common stock for a net purchase price of $14.9 million under the 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 103,292 shares of our common stock as commitment shares in noncash transactions.

Paycheck Protection Program Loan

On April 23, 2020, we entered into an unsecured promissory note with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) (“PPP Loan”) administered by the Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan bore interest at 1.0% per annum and would mature in April 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan was eligible for forgiveness if we would meet certain conditions. In May 2021, the full amount outstanding under the PPP Loan was forgiven resulting in a gain of $0.6 million.

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

Results of Operations

Net Sales and Gross Profit

Net sales, cost of sales and gross profit for the three and six months ended July 3, 2021 and June 27, 2020 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 3,	June 27,	%	July 3,	June 27,	%
	2021	2020	Change	2021	2020	Change
Net product sales	$24,363	$10,906	123%	$39,260	$25,537	54%
License fee	40,000	—	—	40,000	—	—
Net sales	64,363	10,906	490%	79,260	25,537	210%
Gross profit - product sales	$2,865	$1,826	57%	$4,366	$3,935	11%
Gross margin - product sales	12%	17%		11%	15%
Gross profit	$42,865	$1,826	2247%	$44,366	$3,935	1027%
Gross margin	67%	17%		56%	15%

Net Sales

Net sales include (i) resales of certain component products, including SSDs and DRAM products, and sales of our high-performance memory subsystems and (ii) an upfront non-refundable license fee recognized for licensing of our patents pursuant to the License Agreement with SK hynix entered into on April 5, 2021.

Net product sales increased by $13.5 million during the second quarter of 2021 compared to the same quarter of 2020 primarily as a result of a $6.8 million net increase in sales of NAND flash products (including $8.1 million increase in resales of NAND flash products and $1.2 million decrease in sales of Netlist’s SSD products) and $6.7 million increase in sales of other small outline dual in-line memory module (“SODIMM”) and RDIMM products.

Net product sales increased by $13.7 million during the first six months of 2021 compared to the same period in 2020 primarily as a result of a $7.8 million increase in sales of SODIMM and RDIMM products (a $6.2 million increase in the resales of SODIMM and RDIMM products and a $1.6 million increase in sales of our Specialty SODIMM and RDIMM products) and a $6.2 million increase in the resales of NAND flash products (including a $7.4 million increase in the resales of NAND flash products and a $1.1 million decrease in Netlist’s flash SSD products).

Net sales in all periods presented were impacted by the change in the product mix and fluctuating customer concentrations.

Gross Profit and Gross Margin

Products gross profit increased during the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to higher gross profits on the resales of NAND flash products and our Specialty SODIMM and RDIMM products, partially offset by the lower gross profits on the sales of Netlist’s SSD products. Products gross margin (or gross profit as a percentage of net product sales) fluctuates based on the change in our product mix over periods and the relative cost of the factory.

Operating Expenses

Operating expenses for the three and six months ended July 3, 2021 and June 27, 2020 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 3,	June 27,	%	July 3,	June 27,	%
	2021	2020	Change	2021	2020	Change
Research and development	$2,060	$698	195%	$3,184	$1,352	136%
Percentage of net product sales	8%	6%		8%	5%
Intellectual property legal fees	$3,837	$848	352%	$6,124	$1,473	316%
Percentage of net product sales	16%	8%		16%	6%
Selling, general and administrative	$3,092	$1,957	58%	$5,049	$4,178	21%
Percentage of net product sales	13%	18%		13%	16%

Research and Development

Research and development expenses increased during the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to an increase in employee headcount and overhead.

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

Intellectual property legal fees increased during the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to higher legal expenses incurred to defend our patent portfolio internationally.

Selling, General and Administrative

Selling, general and administrative expenses increased during the second quarter and first six months of 2021 compared to the same periods of 2020 due primarily to an increase in employee headcount and overhead, partially offset by a decrease in outside services. As a result of the significant increase in the value of our non-affiliate public float in recent periods, we will be transitioning to becoming a “large accelerated filer” at the end of this fiscal year ending January 2, 2022 which means that we will need to file our quarterly and annual reports on an accelerated basis and that we will need to be prepared to have our independent registered public accounting firm audit and attest to our internal control over financial reporting. Complying with these new requirements will require that we invest a material amount in enhancing our financial reporting infrastructure that will cause our selling, general and administrative expenses to increase materially in future periods.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended July 3, 2021 and June 27, 2020 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 3,	June 27,	%	July 3,	June 27,	%
	2021	2020	Change	2021	2020	Change
Interest expense, net	$(145)	$(150)		$(292)	$(298)
Other income (expense), net	645	(2)		643	(5)
Total other income (expense), net	$500	$(152)	429%	$351	$(303)	216%

Interest expense, net, consists primarily of interest expense on the $15 million secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015 and a revolving line of credit under the SVB Credit Agreement, along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note. During the second quarter and first six months of 2021, other income (expense), net includes the gain on forgiveness of the PPP Loan of $0.6 million.

Provision for Income Taxes

During the second quarter and first six months of 2021, we recorded a provision for income taxes of $6.6 million related to the Korean withholding tax incurred in connection with the upfront non-refundable license fee of $40 million from SK hynix. Our effective tax rate for the second quarter and first six months of 2021 was the same as the U.S. federal statutory rate of 21%, since the Korean withholding tax was treated as a significant unusual event for interim tax reporting.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and debt securities and receipts from revenues. In addition, we have received proceeds from NRE and licensing of our patent portfolio. As a result of our entry into the SK hynix License Agreement, we plan to use the license fee received to support our operations. We have also funded our operations with a revolving line of credit under a bank credit facility, a funding arrangement for costs associated with certain of our legal proceedings against SK hynix and, to a lesser extent, equipment leasing arrangements.

The following tables present selected financial information as of July 3, 2021 and January 2, 2021 and for the first six months of 2021 and 2020 (in thousands):

	July 3,	January 2,
	2021	2021
Cash and cash equivalents	$44,544	$13,326
Convertible promissory note and accrued interest, net	16,564	16,310
Total PPP Loan and accrued interest	—	641
Working capital	35,218	(2,726)

	Six Months Ended
	July 3,	June 27,
	2021	2020
Net cash provided by (used in) operating activities	$27,127	$(2,782)
Net cash used in investing activities	(144)	(9)
Net cash provided by financing activities	10,935	1,428

During the six months ended July 3, 2021, net cash provided by operating activities was primarily a result of net income of $23.8 million and non-cash adjustments to net income of $0.6 million, offset by net cash inflows from changes in operating assets and liabilities of $2.8 million driven predominantly by an increase in accounts payable due to higher purchases to support increased sales, partially offset by an increase in inventories. Net cash provided by financing activities during the six months ended July 3, 2021 primarily consisted of $9.4 million in net proceeds from issuance of common stock under the 2020 and 2019 Lincoln Park Purchase Agreements, $4.4 million in proceeds from exercise of warrants, $0.6 million in proceeds from exercise of stock options, partially offset by $2.9 million in net repayments under the SVB Credit Agreement.

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

Capital Resources

2021 Lincoln Park Purchase Agreement

On July 12, 2021, we entered into the 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $17.4 million in shares of our common stock over the 36-month term of the 2021 Purchase Agreement subject to the conditions and limitations set forth in the 2021 Purchase Agreement.

SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provides for a revolving line of credit of up to $5.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments as set forth in the SVB Credit Agreement. On April 9, 2021, we entered into an amendment to the SVB Credit Agreement to accrue interest on advances at a per annum rate equal to the greater of 2.25% above the Prime Rate or 5.50% and to extend the maturity date to December 30, 2021. The amount available for borrowing may be increased to $7.0 million and the maturity date will be extended to April 29, 2022 upon our request, if we meet certain conditions.

As of July 3, 2021, the outstanding borrowings under the SVB Credit Agreement were $0.8 million with additional borrowing availability of $3.9 million. During the six months ended July 3, 2021, we made net repayments of $2.9 million under the SVB Credit Agreement.

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

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with cash receipts from revenues, borrowing availability under the SVB Credit Agreement, the equity financing available under the 2021 Lincoln Park Purchase Agreement, funds raised through other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of July 3, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business, Operations and Industry

●	We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures;
●	We have historically incurred losses and may continue to incur losses;
●	The vast majority of our net product sales in recent periods have been generated from resales of component products, including products sourced from Samsung, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our HybriDIMM and NVvault products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including ongoing effects of the COVID-19 pandemic and the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margins and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross profit;
●	Our manufacturing operations involve significant risks;

●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	If a standardized memory solution that addresses the demands of our customers is developed, our net product sales and market share may decline;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters, cyber attacks or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer; and
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition.

Risks Related to Laws and Regulations

●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended that place significant demands on our resources, and the transition to the higher reporting and control standards that will apply to us as a “large accelerated filer” may cause management distraction and increased costs.

Risks Related to Intellectual Property and Litigation

●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results; and
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us.

Risks Related to Capitalization and Financial Markets

●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	We have incurred a material amount of indebtedness to fund our operations, the terms of which have required us to pledge substantially all of our assets as security. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As a sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

Risks Related to Our Business, Operations and Industry

We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures.

COVID-19 has spread globally and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The ultimate impact and efficacy of government measures and potential future measures is currently unknown. In addition, the continued spread of COVID-19 variants, or the occurrence of other epidemics could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and further adversely impact our results of operations.

There are numerous uncertainties associated with the coronavirus outbreak, including the number of individuals who will become infected, whether vaccination level will increase sufficiently to stop the spread of COVID-19 and its variants, and the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future. Any or all of the foregoing uncertainties could have a material adverse effect on our results of operations, financial position and/or cash flows.

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

The vast majority of our net product sales in recent periods have been generated from resales of component products and any decline in these product resales could significantly harm our performance.

The vast majority of our net product sales in recent periods have been generated from resales of component products, including SSDs, NAND flash and DRAM products. We resell these component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

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

We maintain a manufacturing facility in the People’s Republic of China (“PRC”) at which we produce a portion of our products. These manufacturing activities require significant resources to maintain. For instance, we must continuously review and improve our manufacturing processes in order to maintain satisfactory manufacturing yields and product performance, try to lower our costs and otherwise remain competitive. As we manufacture new and more complex products, the risk of encountering delays, difficulties or higher costs increases. In addition, the start-up costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment and any resulting manufacturing delays and inefficiencies, could negatively impact our results of operations.

Additionally, we could experience a prolonged disruption, material malfunction, interruption or other loss of operations at our manufacturing facility for any number of reasons, including the occurrence of a contagious disease or illness, such as COVID-19, or cyber attacks, or catastrophic weather events, or we may need to add manufacturing capacity to satisfy any increased demand for our products. Under these circumstances, we may be forced to rely on third parties for our manufacturing needs, which could increase our manufacturing costs, decrease our gross margin, decrease our control over manufacturing processes, limit our ability to satisfy customer requirements and demand and delay new product development until we could secure a relationship with a third-party manufacturer, which we may not be able to do in a timely manner, on acceptable terms or at all. If any of these risks occur, our operations, performance and customer relationships could be severely harmed.

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

Our operations could be disrupted by power outages, natural disasters, cyber attacks or other factors.

Due to the geographic concentration of our manufacturing operations in our PRC facility and our small number of component suppliers, including Samsung and SK hynix for many of the component products we resell, a disruption resulting from equipment or power failures, quality control issues, human errors, government intervention, cyber attacks or natural disasters, including earthquakes and floods, could require significant costs to repair and could interrupt or interfere with product manufacture and sale and cause significant delays in product shipments, which could harm our customer relationships, financial condition and results of operations. In the past, our PRC facility has suffered water damage as a result of heavy rains and floods, which forced us to temporarily halt manufacturing at the facility while necessary repairs or equipment replacements were made. This incident caused us to incur additional expenses because we were forced to shift our manufacturing activities to a third-party facility in the PRC to mitigate the disruption in product shipments to our customers. If manufacturing at the PRC facility is disrupted for similar or other reasons in the future, we may again be subject to increased expenses in order to engage a third-party manufacturer, or, if we are not able to secure alternative manufacturing capabilities, our ability to sell products and our relationships with our customers could be materially harmed. Additionally, we may be forced to bear significant costs in order to repair any damage to our manufacturing equipment and facility. Any of these outcomes could have a material adverse effect on our business and results of operations.

Difficulties with our global information technology systems, including any unauthorized access or cyber attacks, could harm our business.

We store key data about our business, including certain customer data, information about our and our customer’s intellectual property and other proprietary information, on our global information technology systems. Any failure or malfunctioning of our global information technology systems, errors or misuse by system users, cyber attacks, difficulties migrating stand-alone systems to our centralized systems or inadequacy of the systems in addressing the needs of our operations could disrupt our ability to timely and accurately manufacture and ship products, divert management’s and key employees’ attention from other business matters and involve significant costs and other resources to repair or otherwise resolve, any of which could have a material adverse effect on our business, financial condition and results of operations. Any such event could also disrupt our ability to timely and accurately process, report and evaluate key operating metrics and key components of our results of operations, financial position and cash flows and could adversely affect our ability to complete other important business processes, such as maintenance of our disclosure controls and procedures and internal control over financial reporting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in Part I, Item 4, Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of July 3, 2021 due to a material weakness. The identified material weakness, at July 3, 2021, relates to the lack of an independent audit committee.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as Section 404, require us to evaluate our internal control over financial reporting and require management to report on the effectiveness of this internal control as of the end of each fiscal year. In addition, due to the increase in the value of our worldwide non-affiliate public float, we will lose our status as a “smaller reporting company” under applicable SEC rules at the end of this fiscal year ending January 2, 2022. As a result, Section 404 will require us to obtain an attestation report from our independent registered public accounting firm as to our internal control over financial reporting.

We expect that our Section 404 evaluations will lead us to conclude that enhancements, modifications and changes to our internal control over financial reporting are necessary and desirable. Implementing any such changes would divert the attention of management, involve significant time and costs and negatively impact our financial reporting functions during the transition, any of which could have a material negative effect on our results of operations and financial condition.

Risks Related to Intellectual Property and Litigation

We may be unsuccessful in monetizing our intellectual property portfolio.

We dedicate substantial resources to developing technology innovations we believe are essential to our business. We intend to pursue monetization avenues for our intellectual property portfolio, potentially including licensing, royalty or other revenue-producing arrangements. However, other than the license fee we received under the SK hynix License Agreement, we have not generated any such revenue stream from our intellectual property to date, and we may never be successful in achieving this objective.

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

To support our activities in the near term, we expect to rely on cash generated from our business, the cash received under the SK hynix License Agreement and proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park, and borrowing availability under our credit facility with SVB. Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Moreover, our SVIC Note will mature in December 2021, and if it is not converted into equity, the repayment will significantly deplete our cash resources. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

The SVIC and SVB debt instruments and the TRGP investment agreement also include events of default, including, among other things, payment defaults, any breach by us of representations, warranties or covenants, certain bankruptcy events and certain material adverse changes. If an event of default were to occur under any of these instruments or agreements and we were unable to obtain a waiver for the default, the counterparties could, among other remedies, accelerate our obligations under the debt instrument or other agreement and exercise their rights to foreclose on their security interests, which would cause substantial harm to our business and prospects. We believe that the SK hynix License Agreement falls outside the scope of the TRGP Agreement and the First Amendment to the TRGP Agreement, and we do not anticipate that we will be obligated to make payments to TRGP under the TRGP Agreement and the First Amendement to the TRGP Agreement.

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

As of July 3, 2021, there were 215,986,964 shares of our common stock outstanding. In addition, 8,103,439 shares of our common stock are subject to outstanding stock options, 2,603,051 shares of our common stock are subject to outstanding unvested restricted stock units, 6,744,444 shares of our common stock are subject to outstanding warrants, and 13,349,918 shares of our common stock subject to an outstanding convertible note. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Item 6.Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inine XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.
*	Portions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of this Exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:August 17, 2021	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)