Form 10-Q
period 2021-10-02
NETLIST INC
filed 2021-11-10
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

or

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

As of November 4, 2021, there were 227,029,703 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended October 2, 2021

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	October 2,	January 2,
	2021	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,282	$13,326
Restricted cash	10,900	3,200
Accounts receivable, net of allowances of $198 (2021) and $157 (2020)	4,758	4,680
Inventories	19,387	3,198
Prepaid expenses and other current assets	729	514
Total current assets	98,056	24,918
Property and equipment, net	425	182
Operating lease right-of-use assets	165	114
Other assets	282	58
Total assets	$98,928	$25,272

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$28,164	$5,327
Revolving line of credit	4,487	3,678
Accrued payroll and related liabilities	1,116	806
Accrued expenses and other current liabilities	424	777
Long-term debt due within one year	16,692	17,056
Total current liabilities	50,883	27,644
Long-term debt	—	146
Other liabilities	131	102
Total liabilities	51,014	27,892
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 225,969 (2021) and 195,978 (2020) shares issued and outstanding	226	195
Additional paid-in capital	229,523	192,071
Accumulated deficit	(181,835)	(194,886)
Total stockholders' equity (deficit)	47,914	(2,620)
Total liabilities and stockholders' equity (deficit)	$98,928	$25,272

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Net product sales	$26,749	$10,212	$66,009	$35,749
License fee	—	—	40,000	—
Net sales	26,749	10,212	106,009	35,749
Cost of sales	24,241	8,875	59,135	30,477
Gross margin	2,508	1,337	46,874	5,272
Operating expenses:
Research and development	2,038	731	5,222	2,083
Intellectual property legal fees	8,461	784	14,585	2,257
Selling, general and administrative	2,590	1,816	7,639	5,994
Total operating expenses	13,089	3,331	27,446	10,334
Operating (loss) income	(10,581)	(1,994)	19,428	(5,062)
Other (expense) income, net:
Interest expense, net	(125)	(139)	(417)	(437)
Other (expense) income, net	(2)	3	641	(2)
Total other (expense) income, net	(127)	(136)	224	(439)
(Loss) income before provision for income taxes	(10,708)	(2,130)	19,652	(5,501)
Provision for income taxes	—	—	6,601	1
Net (loss) income	$(10,708)	$(2,130)	$13,051	$(5,502)

(Loss) earnings per share:
Basic	$(0.05)	$(0.01)	$0.06	$(0.03)
Diluted	$(0.05)	$(0.01)	$0.06	$(0.03)
Weighted-average common shares outstanding:
Basic	224,020	192,257	215,135	179,154
Diluted	224,020	192,257	235,862	179,154

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 2, 2021	195,978	$195	$192,071	$(194,886)	$(2,620)
Net loss	—	—	—	(4,017)	(4,017)
Issuance of common stock, net	11,700	12	9,349	—	9,361
Exercise of stock options	476	—	376	—	376
Exercise of warrants	6,508	7	3,975	—	3,982
Stock-based compensation	—	—	338	—	338
Restricted stock units vested and distributed	501	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(150)	—	(276)	—	(276)
Balance, April 3, 2021	215,013	215	205,832	(198,903)	7,144
Net income	—	—	—	27,776	27,776
Exercise of stock options	345	—	256	—	256
Exercise of warrants	588	1	375	—	376
Stock-based compensation	—	—	379	—	379
Restricted stock units vested and distributed	63	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(22)	—	(47)	—	(47)
Balance, July 3, 2021	215,987	216	206,795	(171,127)	35,884
Net loss	—	—	—	(10,708)	(10,708)
Issuance of common stock, net	2,973	3	16,913	—	16,916
Exercise of stock options	1,909	2	3,178	—	3,180
Exercise of warrants	4,712	5	2,906	—	2,911
Stock-based compensation	—	—	445	—	445
Restricted stock units vested and distributed	521	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(133)	—	(714)	—	(714)
Balance, October 2, 2021	225,969	$226	$229,523	$(181,835)	$47,914

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) (Continued)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2019	169,539	$169	$179,086	$(187,618)	$(8,363)
Net loss	—	—	—	(1,542)	(1,542)
Issuance of commitment shares	1,529	2	(2)	—	—
Stock-based compensation	—	—	206	—	206
Restricted stock units vested and distributed	362	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(135)	—	(32)	—	(32)
Balance, March 28, 2020	171,295	171	179,258	(189,160)	(9,731)
Net loss	—	—	—	(1,830)	(1,830)
Issuance of common stock, net	9,781	10	2,751	—	2,761
Stock-based compensation	—	—	164	—	164
Tax withholdings related to net share settlements of equity awards	(63)	—	(10)	—	(10)
Balance, June 27, 2020	181,013	181	182,163	(190,990)	(8,646)
Net loss	—	—	—	(2,130)	(2,130)
Issuance of common stock, net	14,180	14	9,399	—	9,413
Exercise of stock options	200	—	28	—	28
Exercise of warrants	256	—	—	—	—
Stock-based compensation	—	—	212	—	212
Restricted stock units vested and distributed	438	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(136)	—	(61)	—	(61)
Balance, September 26, 2020	195,951	$195	$191,741	$(193,120)	$(1,184)

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	October 2,	September 26,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$13,051	$(5,502)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	95	112
Interest accrued on convertible promissory notes	226	227
Amortization of debt discounts	158	159
Non-cash lease expense	288	385
Gain on extinguishment of debt	(643)	—
Stock-based compensation	1,162	582
Changes in operating assets and liabilities:
Accounts receivable	(78)	(531)
Inventories	(16,189)	(1,025)
Prepaid expenses and other assets	(439)	340
Accounts payable	22,837	(1,081)
Accrued payroll and related liabilities	310	(75)
Accrued expenses and other liabilities	(683)	(505)
Net cash provided by (used in) operating activities	20,095	(6,914)
Cash flows from investing activities:
Acquisition of property and equipment	(318)	(25)
Net cash used in investing activities	(318)	(25)
Cash flows from financing activities:
Net borrowings under line of credit	809	398
Proceeds from issuance of long-term debt	—	637
Payments on note payable	(251)	(424)
Proceeds from issuance of common stock, net	26,277	12,174
Proceeds from exercise of stock options and warrants	11,081	28
Payments for taxes related to net share settlement of equity awards	(1,037)	(103)
Net cash provided by financing activities	36,879	12,710
Net change in cash, cash equivalents and restricted cash	56,656	5,771
Cash, cash equivalents and restricted cash at beginning of period	16,526	11,716
Cash, cash equivalents and restricted cash at end of period	$73,182	$17,487

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$62,282	$14,287
Restricted cash	10,900	3,200
Cash, cash equivalents and restricted cash at end of period	$73,182	$17,487

See accompanying notes.

NETLIST, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Netlist, Inc. and its wholly-owned subsidiaries (collectively the “Company” or “Netlist”) provides high-performance solid state drives and modular memory solutions to enterprise customers in diverse industries. The Company's NVMe SSDs in various capacities and form factors and the line of custom and specialty memory products bring industry-leading performance to server and storage appliance customers and cloud service providers. Netlist licenses its portfolio of intellectual property including patents, in server memory, hybrid memory and storage class memory, to companies that implement Netlist’s technology.

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

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to October 2, 2021, through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	October 2,	January 2,
	2021	2021
Raw materials	$3,704	$578
Work in process	568	2
Finished goods	15,115	2,618
	$19,387	$3,198

(Loss) Earnings Per Share

The following table shows the computation of basic and diluted (loss) earnings per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(10,708)	$(2,130)	$13,051	$(5,502)
Denominator:
Weighted-average basic shares outstanding	224,020	192,257	215,135	179,154
Effect of dilutive securities	—	—	20,727	—
Weighted-average diluted shares	224,020	192,257	235,862	179,154

Basic (loss) earnings per share	$(0.05)	$(0.01)	$0.06	$(0.03)
Diluted (loss) earnings per share	$(0.05)	$(0.01)	$0.06	$(0.03)

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

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Weighted average common share equivalents	21,158	14,278	—	13,526

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Resales of third-party products	$20,089	$6,883	$51,014	$24,146
Sale of the Company's modular memory subsystems	6,660	3,329	14,995	11,603
License fee	—	—	40,000	—
Total net sales	$26,749	$10,212	$106,009	$35,749

During the second quarter of 2021, the Company received an upfront non-refundable license fee of $40 million as consideration to enter into a license agreement with SK hynix, Inc. a South Korean memory semiconductor supplier, (“SK hynix”). The license fee was recognized when the Company granted the license of its patents to SK hynix, since the performance obligation was satisfied at a point in time. In connection with the receipt of the license fee, during the second quarter of 2021, the Company recorded a provision for income taxes of $6.6 million related to the Korean withholding tax incurred.

Major Customers and Products

The Company’s net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Customer A	25%	*	15%	*
Customer B	13%	*	*	*
Customer C	*	21%	*	*
Customer D	*	14%	*	15%
*	Less than 10% of net sales during the period.

As of October 2, 2021 and January 2, 2021, one customer represented 28% and 50% of aggregate gross receivables, respectively. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and nine months ended October 2, 2021, resales of these products represented approximately 75% and 77% of net product sales, respectively. For the three and nine months ended September 26, 2020, they represented approximately 67% and 68% of net product sales, respectively.

Cash Flow Information

The following table sets forth supplemental disclosure of non-cash financing activities:

	Nine Months Ended
	October 2,	September 26,
	2021	2020
Gain on extinguishment of debt	$643	$—

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

The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of October 2, 2021 and January 2, 2021, (i) outstanding letters of credit were $10.9 million and $3.2 million, respectively, (ii) outstanding borrowings were $4.5 million and $3.7 million, respectively, and (iii) availability under the revolving line of credit was $0.1 million and $0.1 million, respectively.

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

As of October 2, 2021, all obligations under the SVB Credit Agreement were secured by a first priority security interest in the Company’s tangible and intangible assets, other than its patent portfolio, which was subject to a first priority security interest held by Samsung Venture Investment Co. (“SVIC”) (see Note 5). The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of October 2, 2021, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	October 2,	January 2,
	2021	2021
Secured convertible note, due December 2021, including accrued interest of $1,762 (2021) and $1,538 (2020), respectively	$16,762	$16,538
Paycheck protection program loan, due April 2022, including accrued interest of $4 (2020), respectively	—	641
Notes payable	—	251
Unamortized debt discounts and issuance costs	(70)	(228)
Total debt	16,692	17,202
Less: amounts due within one year	(16,692)	(17,056)
Long-term debt	$—	$146

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

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. The Company also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts are being amortized to interest expense over the term of the SVIC Note using the interest method. For the three and nine months ended October 2, 2021, interest expense related to the amortization of the issuance costs associated with the liability component was not material. The effective interest rate, including accretion of the SVIC Note to par and amortization of debt issuance costs, was approximately 3.4%. As of October 2, 2021, the outstanding principal and accrued interest on the SVIC Note was $16.8 million, and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $16.7 million.

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

The SVIC Note subjects the Company to certain affirmative and negative operating covenants. As of October 2, 2021, the Company was in compliance with its covenants under the SVIC Note.

Paycheck Protection Program Loan

On April 23, 2020, the Company entered into an unsecured promissory note with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) (“PPP Loan”) administered by the Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan bore interest at 1.0% per annum and would mature on April 23, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan was guaranteed by the SBA and was eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the proceeds. The PPP Loan contained customary events of default, and the occurrence of an event of default might result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan. In May 2021, the full amount outstanding under the PPP Loan was forgiven, resulting in a gain of $0.6 million during the second quarter of 2021.

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$85	$141	$325	$446
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	85	141	325	442
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	20	—	20	—
Lease modification to increase (decrease) lease assets	—	—	338	(365)

For the three and nine months ended October 2, 2021 and September 26, 2020, finance lease costs and cash flows from finance lease were immaterial.

Supplemental balance sheet information related to leases was as follows (in thousands):

	October 2,	January 2,
	2021	2021
Operating Leases
Operating lease right-of-use assets	$165	$114
Accrued expenses and other current liabilities	$165	$118

Finance Leases
Property and equipment, at cost	$116	$96
Accumulated depreciation	(49)	(34)
Property and equipment, net	$67	$62
Accrued expenses and other current liabilities	$23	$19
Other liabilities	47	46
Total finance lease liabilities	$70	$65

The following table includes supplemental information:

	October 2,	January 2,
	2021	2021
Weighted Average Remaining Lease Term (in years)
Operating lease	0.8	0.4
Finance lease	3.1	3.3

Weighted Average Discount Rate
Operating lease	5.5%	6.1%
Finance lease	5.2%	5.1%

Maturities of lease liabilities as of October 2, 2021 were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2021 (remainder of the year)	$63	$6
2022	105	26
2023	—	26
2024	—	10
2025	—	5
Thereafter	—	3
Total lease payments	168	76
Less: imputed interest	(3)	(6)
Total	$165	$70

As of October 2, 2021, the Company had $2.4 million of future payments under additional leases, primarily for corporate facilities, that had not yet commenced. These leases will commence during 2021, with lease terms ranging from two to five years.

Note 7—Commitments and Contingencies

TRGP Agreement

On May 3, 2017, the Company and TRGP entered into an investment agreement (the “TRGP Agreement”), which generally provided that TRGP directly fund the costs incurred by or on behalf of the Company in connection with the Company’s first action in the U.S. International Trade Commission (“ITC”) and its U.S. district court proceedings, but excluding all other proceedings (all such funded costs, collectively, the “Funded Costs”). In exchange for such funding, the Company agreed that, if the Company recovered any proceeds in connection with the funded SK hynix proceedings relating to certain patents, it would pay to TRGP the amount of the Funded Costs paid by TRGP plus an escalating premium based on when any such proceeds are recovered. On January 23, 2020, the Company and TRGP entered into an amendment to the TRGP Agreement to alter the recovery sharing formula related to claims against SK hynix for alleged infringement of the Company’s patents (the “First Amendment”). The Company believes that the SK hynix License Agreement entered into on April 5, 2021 falls outside the scope of the TRGP Agreement and the First Amendment to the TRGP Agreement and does not anticipate that it will be obligated to make payments to TRGP under the TRGP Agreement or the First Amendment.

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

Inphi Litigation

On September 22, 2009, the Company filed a patent infringement lawsuit against Inphi Corporation (“Inphi”) in the U.S. District Court for the Central District of California (the “Central District Court”). The complaint, as amended, alleges that Inphi is contributorily infringing and actively inducing the infringement of U.S. patents owned by the Company, including the ‘912 patent, U.S. Patent No. 7,532,537 (the “‘537 patent”), which relates generally to memory modules with load isolation and memory domain translation capabilities, and U.S. Patent No. 7,636,274 (the “‘274 patent”), which is related to the ‘537 patent and relates generally to load isolation and memory domain translation technologies. The Company is seeking damages and injunctive relief based on Inphi’s use of the Company’s patented technology. Inphi denied infringement and claimed that the three patents are invalid. In June 2010, Inphi requested and was later granted Inter Partes Reexaminations of the ‘912, ‘537 and ‘274 patents by the USPTO. The reexamination proceedings are described below (except for the reexamination proceeding related to the ‘537 patent, which have concluded with the confirmation of all of the claims of such patent). In connection with the reexamination requests, Inphi filed a motion to stay the patent infringement lawsuit with the Central District Court until completion of the reexamination proceedings, which was granted. On April 16, 2019, Inphi filed an appeal to the PTAB’s January 31, 2019 decision upholding the validity of claims in Netlist’s ‘912 patent. On June 15, 2020, the United States Court of Appeals for the Federal Circuit affirmed the PTAB’s previous decision upholding the validity of claims in Netlist’s ‘912 patent. On August 18, 2021, Netlist dismissed this lawsuit without prejudice.

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

Samsung Litigation

On May 28, 2020, the Company filed legal proceedings against Samsung in the United States District Court for the Central District of California seeking damages for breach of contract of the Joint Development and License Agreement (the “JDLA”) entered into between Netlist and Samsung on November 12, 2015. On July 22, 2020, the Company amended its complaint to further seek a Declaratory Judgment that Netlist terminated the JDLA including the patent license under the JDLA. These proceedings are based on the alleged material breach by Samsung of the JDLA. On October 14, 2021, the court entered summary judgment in favor of Netlist on Samsung’s material breach of the supply obligation and material breach of tax withholding claims. The court further held that Netlist had properly terminated the JDLA on July 15, 2020. Finally, the court held that Netlist could not recover consequential damages. Trial on direct damages for the case is set to begin on November 30, 2021.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of October 2, 2021 or January 2, 2021.

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

During the three and nine months ended October 2, 2021, Lincoln Park purchased an aggregate of 406,074 shares and 2,075,503 shares of the Company’s common stock for a net purchase price of $2.0 million and $3.6 million, respectively, under the 2019 Purchase Agreement. In connection with the purchases, during the three and nine months ended October 2, 2021, the Company issued to Lincoln Park an aggregate of 165,319 shares and 294,787 shares of its common stock, respectively, as additional commitment shares in noncash transactions. In July 2021, the Company completed the sales under the 2019 Purchase Agreement.

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

During the nine months ended October 2, 2021, Lincoln Park purchased an aggregate of 9,544,595 shares of the Company’s common stock for a net purchase price of $7.8 million under the 2020 Purchase Agreement. In connection with the purchases, during the nine months ended October 2, 2021, the Company issued to Lincoln Park an aggregate of 356,843 shares of its common stock as additional commitment shares in noncash transactions. In February 2021, the Company completed the sales under the 2020 Purchase Agreement.

First 2021 Lincoln Park Purchase Agreement

On July 12, 2021, the Company entered into a purchase agreement (the “First 2021 Purchase Agreement”) with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $17.4 million in shares of its common stock subject to the conditions and limitations set forth in the First 2021 Purchase Agreement. As consideration for entering into the First 2021 Purchase Agreement, the Company issued to Lincoln Park 80,000 shares of its common stock as initial commitment shares in a noncash transaction on July 12, 2021 and will issue up to 120,500 additional shares of its common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. The Company will not receive any cash proceeds from the issuance of these additional commitment shares.

Pursuant to the First 2021 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the First 2021 Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 750,000 shares of its common stock, with such amount increasing as the closing sale price of its common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $3.0 million, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single regular purchase. If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a regular purchase, then in addition to such regular purchase, and subject to certain conditions and limitations in the First 2021 Purchase Agreement, the Company may direct Lincoln Park to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding regular purchase and (ii) 30% of the total number of shares of its common stock traded during a specified period on the applicable purchase date as set forth in the First 2021 Purchase Agreement. Under certain circumstances and in accordance with the First 2021 Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

The Company controls the timing and amount of any sales of its common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for the Company’s common stock under the First 2021 Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the First 2021 Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the First 2021 Purchase Agreement if that would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The First 2021 Purchase Agreement does not limit the Company’s ability to raise capital from other sources at the Company’s sole discretion, except that, subject to certain exceptions, the Company may not enter into any Variable

Rate Transaction (as defined in the First 2021 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the 2021 Purchase Agreement. The Company has the right to terminate the First 2021 Purchase Agreement at any time, at no cost to the Company.

During the three months ended October 2, 2021, Lincoln Park purchased an aggregate of 2,000,000 shares of the Company’s common stock for a net purchase price of $14.9 million under the First 2021 Purchase Agreement. In connection with the purchases, during the three months ended October 2, 2021, the Company issued to Lincoln Park an aggregate of 103,292 shares of its common stock as additional commitment shares in noncash transactions.

Subsequent to October 2, 2021, Lincoln Park purchased an aggregate of 383,748 shares of the Company’s common stock for a net purchase price of $2.5 million under the First 2021 Purchase Agreement. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 17,208 shares of its common stock as additional commitment shares in noncash transactions. In October 2021, the Company completed the sales under the First 2021 Purchase Agreement.

Second 2021 Lincoln Park Purchase Agreement

On September 28, 2021, the Company entered into a purchase agreement (the “Second 2021 Purchase Agreement”) with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $75 million in shares of its common stock subject to the conditions and limitations set forth in the Second 2021 Purchase Agreement. Concurrent with the execution of the Second 2021 Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park relating to the Company’s common stock to be sold to Lincoln Park. As consideration for entering into the Second 2021 Purchase Agreement, the Company issued to Lincoln Park 218,750 shares of its common stock as initial commitment shares in a noncash transaction on September 28, 2021 and will issue up to 143,750 additional shares of its common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. The Company will not receive any cash proceeds from the issuance of these additional commitment shares.

Pursuant to the Second 2021 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the Second 2021 Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 750,000 shares of its common stock, provided Lincoln Park’s obligation under any single such purchase will not exceed $4.0 million, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single regular purchase. If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a regular purchase, then in addition to such regular purchase, and subject to certain conditions and limitations in the Second 2021 Purchase Agreement, the Company may direct Lincoln Park to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding regular purchase or (ii) 30% of the total number of shares of its common stock traded during a specified period on the applicable purchase date as set forth in the Second 2021 Purchase Agreement. Under certain circumstances and in accordance with the Second 2021 Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

The Company controls the timing and amount of any sales of its common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for the Company’s common stock under the Second 2021 Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the Second 2021 Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Second 2021 Purchase Agreement if that would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The Second 2021 Purchase Agreement does not limit the Company’s ability to raise capital from other sources at the Company’s sole discretion, except that, subject to certain exceptions, the Company may not enter into any Variable Rate Transaction (as defined in the Second 2021 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the Second 2021 Purchase

Agreement. The Company has the right to terminate the Second 2021 Purchase Agreement at any time, at no cost to the Company.

During the three months ended October 2, 2021, Lincoln Park did not purchase shares of the Company’s common stock under the Second 2021 Purchase Agreement. Subsequent to October 2, 2021, Lincoln Park purchased an aggregate of 650,000 shares of the Company’s common stock for a net purchase price of $4.8 million under the Second 2021 Purchase Agreement. In connection with the purchases, the Company issued to Lincoln Park an aggregate of 9,111 shares of its common stock as additional commitment shares in noncash transactions.

Warrants

Warrant activity for the nine months ended October 2, 2021 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 2, 2021	13,911	$0.59
Granted	—	—
Exercised	(11,911)	0.64
Expired	—	—
Outstanding as of October 2, 2021	2,000	0.30

Note 9—Stock-Based Awards

As of October 2, 2021, the Company had 630,323 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-year term, and RSUs granted for independent directors fully-vest on the grant date.

Stock Options

The following table summarizes the activity related to stock options during the nine months ended October 2, 2021:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 2, 2021	7,519	$1.12
Granted	1,995	1.01
Exercised	(2,730)	1.40
Expired or forfeited	(740)	1.68
Outstanding as of October 2, 2021	6,044	0.89

Restricted Stock Units

The following table summarizes the activity related to RSUs during the nine months ended October 2, 2021:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Outstanding as of January 2, 2021	3,037	$0.53
Granted	305	4.54
Vested	(1,085)	0.57
Forfeited	(88)	0.51
Outstanding as of October 2, 2021	2,169	1.07

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Cost of sales	$2	$1	$9	$8
Research and development	160	63	438	154
Selling, general and administrative	283	148	715	420
Total	$445	$212	$1,162	$582

As of October 2, 2021, the Company had approximately $3.9 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 3.0 years.

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

Forward-looking statements contained in this MD&A include statements about, among other things:

●	specific and overall impacts of the COVID-19 pandemic on our financial condition and results of operations;
●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness, maintain effective internal control over financial reporting and satisfy the accelerated and enhanced disclosure obligations that will apply to us as we transition from a “smaller reporting company” to a “large accelerated filer” in 2022; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

Overview

Netlist provides high-performance solid state drives and modular memory solutions to enterprise customers in diverse industries. Our NVMe SSDs in various capacities and form factors and the line of custom and specialty memory products bring industry-leading performance to server and storage appliance customers and cloud service providers. Netlist licenses its portfolio of intellectual property including patents, in server memory, hybrid memory and storage class memory, to companies that implement Netlist’s technology. To learn more, visit www.netlist.com.

During the third quarter of 2021, we recorded net sales of $26.7 million, gross margin of $2.5 million and net loss of $10.4 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility. See “Recent Developments” and “Liquidity and Capital Resources” below for more information.

Recent Developments

SK hynix License Agreement and Supply Agreement

On April 5, 2021, we entered into a Strategic Product Supply and License Agreement (the “License Agreement”) and Product Purchase and Supply Agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”). Both agreements have a term of 5 years. Under the License Agreement, (a) we have granted to SK hynix fully paid, worldwide, non-exclusive, non-assignable licenses to certain of our patents covering memory technologies and (b) SK hynix has granted to us fully paid, worldwide, non-exclusive, non-assignable licenses to its patent portfolio. In addition, the License Agreement provided for the settlement of all intellectual property proceedings between us and SK hynix and a settlement fee of $40 million paid to us by SK hynix. In addition, the parties have agreed to collaborate on certain technology development activities.

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

First 2021 Lincoln Park Purchase Agreement

On July 12, 2021, we entered into a purchase agreement (the “First 2021 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $17.4 million in shares of our common stock over the 36-month term of the First 2021 Purchase Agreement subject to the conditions and limitations set forth in the First 2021 Purchase Agreement. During the third quarter of 2021, Lincoln Park purchased an aggregate of 2,000,000 shares of our common stock for a net purchase price of $14.9 million under the First 2021 Purchase Agreement. In connection with the purchases, during the third quarter of 2021, we issued to Lincoln Park an aggregate of 103,292 shares of our common stock as additional commitment shares in noncash transactions.

Subsequent to October 2, 2021, Lincoln Park purchased an aggregate of 383,748 shares of our common stock for a net purchase price of $2.5 million under the First 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 17,208 shares of our common stock as additional commitment shares in noncash transactions. We completed the sales under the First 2021 Purchase Agreement in October 2021.

Second 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into a purchase agreement (the “Second 2021 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the Second 2021 Purchase Agreement subject to the conditions and limitations set forth in the Second 2021 Purchase Agreement.

Subsequent to October 2, 2021, Lincoln Park purchased an aggregate of 650,000 shares of our common stock for a net purchase price of $4.8 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 9,111 shares of our common stock as additional commitment shares in noncash transactions.

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

Results of Operations

Net Sales and Gross Margin

Net sales and gross margin for the three and nine months ended October 2, 2021 and September 26, 2020 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	October 2,	September 26,	%	October 2,	September 26,	%
	2021	2020	Change	2021	2020	Change
Net product sales	$26,749	$10,212	162%	$66,009	$35,749	85%
License fee	—	—	—	40,000	—	—
Net sales	26,749	10,212	162%	106,009	35,749	197%
Gross margin - product sales	$2,508	$1,337	88%	$6,874	$5,272	30%
Gross margin percentage - product sales	9%	13%		10%	15%
Gross margin	$2,508	$1,337	88%	$46,874	$5,272	789%
Gross margin percentage	9%	13%		44%	15%

Net Sales

Net sales include (i) resales of certain SSDs and DRAM products, and sales of our high-performance memory subsystems and (ii) an upfront non-refundable license fee recognized for licensing of our patents pursuant to the License Agreement with SK hynix entered into on April 5, 2021.

Net product sales increased by $16.5 million during the third quarter of 2021 compared to the same quarter of 2020 primarily as a result of a $14.2 million increase in the resale of DIMMs and components and an increase of $2.3 million of Netlist SSD and Netlist branded products.

Net product sales increased by $30.3 million during the first nine months of 2021 compared to the same period in 2020 primarily as a result of a $29.3 million increase in the resale of DIMMs and components and an increase of $1.0 million of Netlist SSD and Netlist branded products.

Gross Margin

Product gross margin increased during the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to higher sales across all product groups. Product gross margin percentage decreased between the periods as a result of the change in our product mix.

Operating Expenses

Operating expenses for the three and nine months ended October 2, 2021 and September 26, 2020 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	October 2,	September 26,	%	October 2,	September 26,	%
	2021	2020	Change	2021	2020	Change
Research and development	$2,038	$731	179%	$5,222	$2,083	151%
Percentage of net product sales	8%	7%		8%	6%
Intellectual property legal fees	$8,461	$784	979%	$14,585	$2,257	546%
Percentage of net product sales	32%	8%		22%	6%
Selling, general and administrative	$2,590	$1,816	43%	$7,639	$5,994	27%
Percentage of net product sales	10%	18%		12%	17%

Research and Development

Research and development expenses increased during the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to an increase in employee headcount and related overhead.

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

Intellectual property legal fees increased during the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to higher legal expenses incurred to seek damages for breach of contract of the Joint Development and License Agreement entered into between Netlist and Samsung on November 12, 2015 and to defend and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased during the third quarter and first nine months of 2021 compared to the same periods of 2020 due primarily to an increase in employee headcount and overhead and outside services. As a result of the significant increase in the value of our non-affiliate public float in recent periods, we will be transitioning to becoming a “large accelerated filer” at the end of this fiscal year ending January 2, 2022 which means that we will need to file our quarterly and annual reports on an accelerated basis and that we will need to be prepared to have our independent registered public accounting firm audit and attest to our internal control over financial reporting. Complying with these new requirements will require that we invest a material amount in enhancing our financial reporting infrastructure that will cause our selling, general and administrative expenses to increase in future periods.

Other (Expense) Income, Net

Other (expense) income, net for the three and nine months ended October 2, 2021 and September 26, 2020 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	October 2,	September 26,	%	October 2,	September 26,	%
	2021	2020	Change	2021	2020	Change
Interest expense, net	$(125)	$(139)		$(417)	$(437)
Other (expense) income, net	(2)	3		641	(2)
Total other (expense) income, net	$(127)	$(136)	7%	$224	$(439)	151%

Interest expense, net, consists primarily of interest expense on the $15 million secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015 and a revolving line of credit under the SVB Credit Agreement, along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note. During the first nine months of 2021, other (expense) income, net includes the gain on forgiveness of the PPP Loan of $0.6 million recognized during the second quarter of 2021.

Provision for Income Taxes

During the first nine months of 2021, we recorded a provision for income taxes of $6.6 million related to the Korean withholding tax incurred in connection with the upfront non-refundable license fee of $40 million from SK hynix recognized during the second quarter of 2021. The Korean withholding tax was treated as a significant unusual event for interim tax reporting.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and debt securities and receipts from revenues. In addition, we have received proceeds from non-recurring engineering and licensing of our patent portfolio, including as a result of our entry into the SK hynix License Agreement, which we use to support our operations. We have also funded our operations with a revolving line of credit under a bank credit facility, and to a lesser extent, equipment leasing arrangements.

The following tables present selected financial information as of October 2, 2021 and January 2, 2021 and for the first nine months of 2021 and 2020 (in thousands):

	October 2,	January 2,
	2021	2021
Cash and cash equivalents	$62,282	$13,326
Convertible promissory note and accrued interest, net	16,692	16,310
Total PPP Loan and accrued interest	—	641
Working capital	47,173	(2,726)

	Nine Months Ended
	October 2,	September 26,
	2021	2020
Net cash provided by (used in) operating activities	$20,095	$(6,914)
Net cash used in investing activities	(318)	(25)
Net cash provided by financing activities	36,879	12,710

During the nine months ended October 2, 2021, net cash provided by operating activities was primarily a result of net income of $13.1 million, non-cash adjustments to net income of $1.3 million, and net cash inflows from changes in operating assets and liabilities of $5.7 million driven predominantly by an increase in accounts payable due to higher inventory purchases to support increase in sales and higher legal fees to defend our patent portfolio, partially offset by an increase in inventories. Net cash provided by financing activities during the nine months ended October 2, 2021 primarily consisted of $26.3 million in net proceeds from issuance of common stock under the 2019, 2020 and First 2021 Lincoln Park Purchase Agreements, $11.1 million in proceeds from exercise of stock options and warrants and $0.8 million in net borrowings under the SVB Credit Agreement, partially offset by $1.0 million in payments for taxes related to net share settlement of equity awards.

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

Capital Resources

First 2021 Lincoln Park Purchase Agreement

On July 12, 2021, we entered into the First 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $17.4 million in shares of our common stock over the 36-month term of the First 2021 Purchase Agreement subject to the conditions and limitations set forth in the First 2021 Purchase Agreement. In October 2021, we completed the sales under the First 2021 Purchase Agreement.

Second 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the Second 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the Second 2021 Purchase Agreement subject to the conditions and limitations set forth in the Second 2021 Purchase Agreement.

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

As of October 2, 2021, the outstanding borrowings under the SVB Credit Agreement were $4.5 million with additional borrowing availability of $0.1 million. During the nine months ended October 2, 2021, we made net borrowings of $0.8 million under the SVB Credit Agreement.

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

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with cash receipts from revenues, borrowing availability under the SVB Credit Agreement, the equity financing available under the First and Second 2021 Lincoln Park Purchase Agreements, funds raised through other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of October 2, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business, Operations and Industry

●	We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures;
●	We have historically incurred losses and may continue to incur losses;
●	The vast majority of our net product sales in recent periods have been generated from resales of component products, including products sourced from Samsung and SK hynix, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our HybriDIMM and NVvault products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including ongoing effects of the COVID-19 pandemic and the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross margin;
●	Our manufacturing operations involve significant risks;

●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	If a standardized memory solution that addresses the demands of our customers is developed, our net product sales and market share may decline;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters, cyber attacks or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer; and
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition.

Risks Related to Laws and Regulations

●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, that place significant demands on our resources, and the transition to the higher reporting and control standards that will apply to us as a “large accelerated filer” may cause management distraction and increased costs.

Risks Related to Intellectual Property and Litigation

●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results; and
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us.

Risks Related to Capitalization and Financial Markets

●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	We have incurred a material amount of indebtedness to fund our operations, the terms of which have required us to pledge substantially all of our assets as security. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As a sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

Since the inception of our business in 2000, we have only experienced one fiscal year (2006) with profitable results. In order to regain profitability, or to achieve and sustain positive cash flows from operations, we must reduce operating expenses and/or increase our revenues and gross margin. Although we have in the past engaged in a series of cost reduction actions, such expense reductions alone will not make us profitable or allow us to sustain profitability if it is achieved, and eliminating or reducing strategic initiatives could limit our opportunities and prospects. Our ability to achieve profitability will depend on increased revenue growth from, among other things, increased demand for our product offerings and our ability to monetize our intellectual property. We may not be successful in any of these pursuits, and we may never achieve profitability or sustain profitability if achieved.

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

Increased reliance on product resales also has a substantial impact on our results of operations. Because the cost of the component products we purchase for resale is added to our cost of sales for these products, our gross margin on resales of component products is significantly lower than our gross margin on sales of our own memory subsystem products. As a result, increased resales of component products as a percentage of our total product sales have a significant negative impact on our gross margin and gross margin percentage. This gross margin and gross margin percentage differential between memory product sales and component product resales would be amplified if our costs to purchase component products were to increase. The occurrence of any one or more of these risks could cause our performance to materially suffer.

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

Our ability to fulfill customer orders for or produce qualification samples of our memory subsystem products, as well as orders for the component products we resell, is dependent on a sufficient supply of SSDs, FPGAs, ASICs, DRAM ICs and NAND flash, which are essential components of our memory subsystems. We have no long-term supply contracts for any of these component products. Further, there are a relatively small number of suppliers of these components, and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, Samsung and SK hynix, from which we obtained a large portion of our component products purchased for resale. We also use consumables and other components, including PCBs, to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

From time to time, shortages in SSDs, DRAM ICs and NAND flash have required some suppliers to limit the supply of these components. In the past, we have experienced supply chain disruptions and shortages of SSDs, DRAM and NAND flash required to create certain of our memory subsystem products, and we have been forced to procure the component products we resell from other suppliers to the extent sufficient product is not available from Samsung and SK hynix to meet customer demand or in the event of other Samsung and SK hynix supply issues. We are continually working to secure adequate supplies of the components necessary to fill customers’ orders in a timely manner. If we are unable to obtain a sufficient supply of SSDs, DRAM ICs, NAND flash or other essential components, as a result of a natural disaster, political unrest military conflict, medical epidemics, such as the COVID-19 pandemic, climate change, economic instability, equipment failure or other cause, to avoid interruptions or failures in the delivery of our products as required by our customers or the delivery of these components to customers to whom we resell them directly, these customers may reduce future orders for these products or not purchase these products from us at all, which could cause our net product sales to decline and harm our operating results. In addition, our reputation could be harmed due to failures to meet our customers’ demands and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business and we may lose market share to our competitors. Further, if our suppliers are unable to produce qualification samples of our products on a timely basis or at all, we could experience delays in the qualification process with existing or prospective customers, which could have a significant impact on our ability to sell our products. Moreover, if we are not able to obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, we may not be able to develop or introduce new products, we may experience significant increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers, or we may be forced to cease our sales of products dependent on the components or resales of the components we sell to customers directly.

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

In addition, sales of our products and the products we resell are dependent on demand by customers in our target markets. These markets are characterized by wide fluctuations in product supply and demand and have been cyclical in the past, which may result in substantial period-to-period fluctuations in our operating results. In addition, these markets have in the past experienced significant downturns, often connected with or in anticipation of maturing product cycles, reductions in technology spending and declines in general economic conditions. During these downturns, product demand diminishes, production capacity exceeds demand, inventory levels increase and average sale prices decline, all of which would materially adversely impact our business and operating results. In addition, because many of our costs and operating expenses are relatively fixed, if we are unable to control our expenses adequately in response to reduced product demand and sales, our gross margin and cash flows would be negatively impacted. Further, such a downturn could decrease the perceived value of our intellectual property portfolio and reduce our ability to pursue our intellectual property monetization objectives.

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

Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings.

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

In addition, if our product demand forecasts are wrong, we may understate or overstate the provision required for excess and obsolete inventory. If our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of the determination. Conversely, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross margin at the time the inventories are sold.

Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross margin.

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

Once our prices with a customer are negotiated, we are generally unable to revise pricing with that customer until our next regularly scheduled price adjustment. As a result, if market prices for essential components increase, we generally cannot pass the price increases through to our customers for products purchased under an existing purchase order. Consequently, we are exposed to the risks associated with the volatility of prices for these components and our cost of sales could increase and our gross margin could decrease in the event of sudden price increases. Alternatively, if there are declines in the prices of these components, we may be required to reduce our selling prices for subsequent purchase orders, which may result in a decline in our net product sales.

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

Foreign Corrupt Practices Act and similar anti-bribery laws in the non-U.S. jurisdictions in which we operate, as well as a wide variety of other complex foreign laws, regulations and treaties; and potentially adverse tax consequences. In addition, the United States or foreign countries may implement quotas, duties, tariffs, taxes or other charges or restrictions on the importation or exportation of our products or the component products we resell, which could lead to a reduction in sales and profitability in that country. The implementation of tariffs by the United States on goods manufactured in other countries, including PRC, could cause the costs of our products to increase, which could significantly impair the gross margin we receive and thereby harm our operating results significantly.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in Part I, Item 4, Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of October 2, 2021 due to a material weakness. The identified material weakness, at October 2, 2021, relates to the lack of an independent audit committee.

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

The SVIC and SVB debt instruments and the TRGP investment agreement also include events of default, including, among other things, payment defaults, any breach by us of representations, warranties or covenants, certain bankruptcy events and certain material adverse changes. If an event of default were to occur under any of these instruments or agreements and we were unable to obtain a waiver for the default, the counterparties could, among other remedies, accelerate our obligations under the debt instrument or other agreement and exercise their rights to foreclose on their security interests, which would cause substantial harm to our business and prospects. We believe that the SK hynix License Agreement falls outside the scope of the TRGP Agreement and the First Amendment to the TRGP Agreement, and we do not anticipate that we will be obligated to make payments to TRGP under the TRGP Agreement or the First Amendment to the TRGP Agreement.

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

As of October 2, 2021, there were 225,969,636 shares of our common stock outstanding. In addition, 6,044,151 shares of our common stock are subject to outstanding stock options, 2,169,469 shares of our common stock are subject to outstanding unvested restricted stock units, 2,000,000 shares of our common stock are subject to outstanding warrants, and 13,409,753 shares of our common stock subject to an outstanding convertible note. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Item 6.Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
10.1	Purchase Agreement dated as of September 28, 2021, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	September 28, 2021
10.2	Registration Rights Agreement, dated as of September 28, 2021, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	September 28, 2021
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:November 10, 2021	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)