Form 10-K
period 2022-01-01
NETLIST INC
filed 2022-03-01
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

or

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-33170

NETLIST, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4812784
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

111 Academy, Suite 100 Irvine, California	92617
(Address of principal executive offices)	(Zip Code)

(949) 435-0025

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ◻ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of July 3, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.0 billion.

As of February 21, 2022, the registrant had 230,565,477 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Netlist, Inc. and Subsidiaries

Form 10-K

For the Fiscal Year Ended January 1, 2022

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

Overview

Netlist provides high-performance solid state drives and modular memory solutions to enterprise customers in diverse industries. Our NVMe SSDs in various capacities and form factors and the line of custom and specialty memory products bring industry-leading performance to server and storage appliance customers and cloud service providers. We license our portfolio of intellectual property including patents, in server memory, hybrid memory and storage class memory, to companies that implement our technology.

Impact of COVID-19 on our Business

The extent of the continuing impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy. We continue to monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. As COVID-19 and its impacts are unprecedented and ever evolving, future events and effects related to the pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.

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

Technical challenges arising from the production of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) using leading edge semiconductor manufacturing processes is limiting the material's long-term viability as the high-speed memory of choice in demanding computing environments. Conversely, NAND flash memory (“NAND flash”), while characterized by lower access speeds, is scaling down in cost and scaling up in density at a significantly better rate than DRAM. This has led the industry to explore alternative computer architectures and new memory materials capable of bridging DRAM's superior access speed with NAND flash's lower cost and higher densities. We expect memory subsystems relying on intelligent controller technology to leverage NAND flash will most effectively address the industry's growing need for high-speed data management and analytics.

Product Technologies

Our portfolio of proprietary technologies and design techniques includes:

Distributed Buffer Architecture

We invented the distributed buffer architecture that enables the buffering of data signals along the bottom edge of the memory module using multiple data buffer devices distributed between the edge connector and the DRAM. The result is shorter data paths, improved signal integrity, and reduced latency compared to the industry-standard design for DDR3 load-reduced dual in-line memory module ("LRDIMM"). The memory industry has widely adopted our distributed architecture for DDR4 LRDIMM. Our HyperCloud product was our first LRDIMM product built on this distributed buffer architecture.

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

Products

Our commercially available memory subsystem products and other products that we sell include:

Component and Other Product Resales

Due to our relationships with memory channel customers, in addition to our own products, we resell certain component products that we purchase for the purpose of resale. We have purchased certain of these products under the terms of a product supply agreement with SK hynix, Inc. (“SK hynix”). We have also sourced resale products from other suppliers. Additionally, we sell excess component inventory to distributors and other users of memory integrated circuits. For information regarding our concentrations and customers, see Note 10 “Major Customers, Suppliers and Products” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Storage Class Memory

Using an industry standard DDR4 LRDIMM interface, we believe HybriDIMM is the industry’s first storage class memory product capable of operating in existing Intel x86 servers without BIOS and hardware changes. HybriDIMM unifies DRAM and NAND flash in a plug-and-play module, delivering terabyte storage capacities operating at DRAM-like nanosecond memory speeds. HybriDIMM’s architecture combines an on-DIMM co-processor with our software-defined data management algorithm. HybriDIMM’s feature set encompasses the non-volatile dual in-line memory modules (“NVDIMM”) functionalities adopted by the industry. HybriDIMM dramatically improves application performance by reducing data access latency by up to 1,000 times versus the fastest existing storage solution known to us.

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

Our target markets are characterized by a limited number of large companies, and consolidation in one or more of our target markets may further increase this concentration. As a result, sales to small numbers of customers have historically represented a substantial portion of our net product sales. Additionally, the composition of major customers and their respective contributions to our net product sales have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. For further information about our customer concentrations, see Note 10 “Major Customers, Suppliers and Products” to our consolidated financial statements in Part II, Item 8 of this Form 10-K. We do not consider our businesses to be seasonal to any significant degree.

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

Resources

Manufacturing

We manufacture memory subsystem products at our facility in the People’s Republic of China (“PRC”), which is certified in International Organization for Standardization (“ISO”) 9001:2008 Quality Management Systems and ISO 14001:2004 Environmental Management Standards. Our in-house manufacturing function, combined with our engineering and design capabilities, allows us to assemble our memory subsystems quickly and in high volume. Our manufacturing facility is capable of surface mount assembly, subsystem testing, system-level burn-in testing, programming, marking, labeling and packaging. Manufacturing cycle times for our memory subsystem products, from receipt of order, are typically one week or less and in some cases as short as two days.

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

Supply Chain

We acquire components and materials, such as field-programmable gate arrays (“FPGAs”), ASICs, DRAM ICs and NAND flash, directly from integrated circuit manufacturers and assemble them into our finished subsystem products. We have developed supplier relationships with several manufacturers of these component products, and we typically qualify our memory subsystem products with our customers using multiple component manufacturers. However, our actual purchases of component products, both for integration into our products and for resale, are concentrated in a small number of suppliers. Various factors could impact the availability of materials or components, and shortages or increases in lead times have occurred in the past, are currently occurring with respect to some materials and components, and may occur from time to time in the future.

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

Patents

As of January 1, 2022, we had 99 active U.S. and foreign patents and 31 pending U.S and foreign patent applications. Our patents have various terms expiring between 2022 and 2037. Our issued patents cover various aspects of our innovations and include various claim scopes and, as a result, we believe our business is not materially dependent on any one claim in any of our existing patents or pending patent applications.

Competition

Our products are primarily targeted to OEMs in the server, high-performance computing and communications markets. In addition, we resell certain component products to storage customers, appliance customers, system builders and cloud and datacenter customers. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs and other customers. We face competition from DRAM suppliers, memory module providers and logic suppliers for many of our products. Additionally, if and to the extent we enter new markets or pursue licensing arrangements to monetize our technologies and intellectual property portfolio, we may face competition from a large number of competitors that produce solutions utilizing similar or competing technologies.

Some of our customers and suppliers may have proprietary products or technologies that are competitive with our products or the components we resell to them, or could develop internal solutions or enter into strategic relationships with, or acquire, other high-density memory module or component providers. Any of these actions could reduce our customers’ demand for our products or the component products we resell. Additionally, some of our significant suppliers could choose to sell component products to customers directly, which would adversely affect our ability to resell these products, or choose to manufacture competitive memory subsystem products themselves or reduce our supply of essential components of our products, which could adversely affect our ability to manufacture and sell our memory subsystems.

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

To this end, we have assembled a team of engineers with expertise in computer architectures, system memory, subsystem design and memory software, ASIC design, as well as high density PCB design and thermal management. Our engineers also focus on developing and incorporating new techniques, methodologies and processes for testing and manufacturing our products, and also collaborate with our customers to provide us with insights into and expertise in systems architecture, power budget, performance requirements, operating environment (such as air flow and operating temperature) and any mechanical constraints.

We have invested significant resources in our product research and development efforts. Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them.

Human Capital

As of January 1, 2022, we had approximately 120 full-time and part-time employees globally. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, managerial and other personnel for whom competition is intense. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

We promote an atmosphere of mutual respect and recognize that diversity creates differences in perspective that strengthens our business. It is our practice to hire, motivate and retain people solely on the basis of ability, experience, training and future potential. We invest in our workforce by offering competitive salaries, incentives, and benefits. Our incentives are meritocracy-based and we have a strong pay for performance culture that we believe drives superior results.

We offer our employees opportunities to advance their careers at Netlist. We are focused on leadership progression and encourage our employees take advantage of new opportunities.

Government Regulations

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

Available Information

Information about us is available at our website, www.netlist.com. Our filings are available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports or statements. All SEC filings are also available at the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines, code of business conduct and ethics, insider trading policy and whistleblower policy. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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

There are numerous uncertainties associated with the COVID-19 outbreak, including the number of individuals who will become infected, whether vaccination level will increase sufficiently to stop the spread of COVID-19 and its variants, and the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future. Any or all of the foregoing uncertainties could have a material adverse effect on our results of operations, financial position and/or cash flows.

We have historically incurred losses and may continue to incur losses.

Since the inception of our business in 2000, we have only experienced two fiscal years (2006 and 2021) with profitable results. In order to sustain profitability, or to achieve and sustain positive cash flows from operations, we must reduce operating expenses and/or increase our revenues and gross margin. Although we have in the past engaged in a series of cost reduction actions, such expense reductions alone will not make us profitable or allow us to sustain profitability if it is achieved, and eliminating or reducing strategic initiatives could limit our opportunities and prospects. Our ability to sustain profitability will depend on increased revenue growth from, among other things, increased demand for our product offerings and our ability to monetize our intellectual property. We may not be successful in any of these pursuits, and we may not be able to sustain profitability if achieved.

The vast majority of our net product sales in recent periods has been generated from resales of component products, and any decline in these product resales could significantly harm our performance.

The vast majority of our net product sales in recent periods have been generated from resales of component products, including SSDs, NAND flash and DRAM products. We resell these component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

These component product resales are subject to a number of risks. For example, demand for these products could decline at any time for a number of reasons, including, among others, changing customer requirements or preferences, product obsolescence, introduction of more advanced or otherwise superior competing products by our competitors, the ability of our customers to obtain these products or substitute products from alternate sources (including from the manufacturer directly), customers reducing their need for these products generally, or the other risk factors described in this report. We have no long-term agreements or other commitments with respect to sales of these or any of the other products we sell. As a result, any decrease in demand for these products from us would reduce our sale levels and could materially adversely impact our revenues. Additionally, opportunistic purchases of products for resale, when coupled with a decrease in demand, may cause us to write off excess inventory which would adversely affect our operating performance.

We may experience supply shortages at any time and for a variety of reasons, including, among others, spikes in customer demand that cannot be satisfied, any problems that arise with SK hynix’s or others’ manufacturing operations or facilities that cause disruptions or delays, including from the recent COVID-19 pandemic, or any failure to comply with the terms of the agreements regarding the supply of these products. If we choose, or if we are forced, to seek to supply the component products we resell from other suppliers, we may not be able to identify other suppliers that are available and able to produce the particular components with the specific product specifications and in the quantities our customers require, or we may not be able to make arrangements with any other suppliers in a timely manner to avoid delays in satisfying customer orders. Further, even if we are able to make arrangements with other suppliers for sufficient component products to replace any undersupply from SK hynix or others, we may not be able to make these arrangements on financial and other terms comparable to those we have negotiated with SK hynix or others. As a result, any inability to obtain sufficient component products from SK hynix could increase our cost of sales for component product resales if we are forced to pay higher prices to obtain the products from other suppliers. Moreover, all of our supply arrangements for these component products and any arrangements we may establish with other suppliers, are subject to the other supply and manufacturing risks discussed elsewhere in these risk factors.

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

Our dependence on a small number of suppliers and the components we resell expose us to several risks, including the inability to obtain an adequate supply of these components, increases in their costs, delivery delays and poor quality. Additionally, our customers qualify certain of the components provided by our suppliers for use in their systems. If one of our suppliers experiences quality control or other problems, it may be disqualified by one or more of our customers. This would disrupt our supplies of these components, and would also reduce the number of suppliers available to us and may require that we qualify a new supplier, which we may not be able to do.

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

Our products are primarily targeted to OEMs in the server, high-performance computing and communications markets. In addition, we resell certain component products to storage customers, appliance customers, system builders and cloud and datacenter customers. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs and other customers. We face competition from DRAM suppliers, memory module providers and logic suppliers for many of our products. We also face competition from the manufacturers and distributors of the component products we resell to customers, as these manufacturers and distributors could decide at any time to sell these component products to these customers directly. Additionally, if and to the extent we enter new markets or pursue licensing arrangements to monetize our technologies and intellectual property portfolio, we may face competition from a large number of competitors that produce solutions utilizing similar or competing technologies.

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

Our independent registered public accounting firm conducted an audited of our internal control over financial reporting as of January 1. 2022 and determined that we have ineffective design and maintenance of controls over user access and program change management related to certain information technology (IT) systems that support our financial reporting processes. User and privileged access were not appropriately provisioned, and program changes were not adequately reviewed prior to being placed in production. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were also ineffective because they could have been adversely impacted. This material weakness was due to us having an insufficient number of IT personnel to identify and assess risks associated with changes in the IT environment resulting in inappropriate assignment of user and privileged access as well as insufficient documentation for control operations. This weakness has the potential to increase the likelihood and severity of the risks we face with respect to our global information technology systems.

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

We and our independent auditors have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In performing their audit of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our independent registered public accounting firm concluded that our internal control over financial reporting was ineffective as of January 1, 2022 due to two material weaknesses. The identified material weaknesses, at January 1, 2022, relate to (i) the lack of an independent board and audit committee and ineffective risk assessment and monitoring controls and (ii) ineffective design and maintenance of controls over user access and program change management related to certain information technology (IT) systems that support our financial reporting processes.

While the control weaknesses identified did not result in any identified misstatements, a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.

In an effort to remediate the identified material weakness related to the lack of an independent board and audit committee and to enhance our internal controls, our finance and accounting personnel are continuing to follow all of the same procedures that they undertook in preparation for independent audit committee meetings on a quarterly and annual basis. Our CEO and sole director will oversee these processes and review materials prepared by the finance and accounting staff as well as our independent auditors on a quarterly and annual basis. In an effort to remediate the identified material weakness related to our ineffective design and maintenance of controls over user access and program change management related to certain IT systems, we have hired a full-time Senior Director of IT in the fourth quarter of 2021 with primary mandate to focus on SOX compliance and mitigation plans for 2022. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, we may not be able to timely or accurately report our results of operations or maintain effective disclosure controls and procedures. If we are unable to report financial information timely or accurately, or to maintain effective disclosure controls and procedures, we could be required to restate our financial statements and be subject to, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our common stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, that place significant demands on our resources.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as Section 404, require us to evaluate our internal control over financial reporting and require management to report on the effectiveness of this internal control as of the end of each fiscal year. In addition, due to the increase in the value of our worldwide non-affiliate public float, we lost our status as a “smaller reporting company” under applicable SEC rules as of January 2, 2022. As a result, Section 404 requires us to obtain an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

Our Section 404 evaluations confirmed that enhancements, modifications and changes to our internal control over financial reporting are necessary and desirable. Implementing changes related to ineffective design and maintenance of controls over user access and program change management related to certain IT systems may divert the attention of management, involve significant time and costs and could negatively impact our financial reporting functions during the transition, any of which could have a material negative effect on our results of operations and financial condition.

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

Our capital requirements will depend on many factors, including, among others:

●	the costs associated with maintaining, defending and enforcing our intellectual property rights;
●	the acceptance of, and demand for, our products and the component products we resell to customers;
●	our success, and that of our strategic partners, in developing and selling products derived from our technology;
●	the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies;
●	the costs of developing, improving and maintaining our internal design, testing and manufacturing processes;
●	our results of operations, including our levels of net product sales and any other revenues we may receive, including non-recurring engineering, license, royalty or other fees;
●	the amount and timing of vendor payments and the collection of receivables, among other factors affecting our working capital;
●	our receipt of cash proceeds from the exercise of outstanding stock options to acquire our common stock;
●	the nature and timing of acquisitions or other strategic transactions or relationships in which we engage, if any; and
●	the costs associated with the continued operation, and any future growth, of our business.

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

In addition, shares of our common stock and the public stock markets in general have experienced, and may continue to experience, extreme price and trading volume volatility, at times irrespective of the state of the business of any particular company. These fluctuations may adversely affect the market price of our common stock. Further, following periods of volatility in the overall market and the market price of a particular company’s securities, securities litigation can sometimes be instituted against us. Securities litigation, like other types of litigation, is expensive and time-consuming, and if such litigation is instituted against us in the future, we may incur substantial costs, management’s attention and resources may be diverted, and we could be subject to damages in the event of unfavorable results.

We have incurred a material amount of indebtedness to fund our operations, the terms of which have required us to pledge substantially all of our assets as security. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity.

The SVB debt instrument contains customary representations, warranties and indemnification provisions, as well as affirmative and negative covenants that, among other things, restrict our ability to:

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

The SVB debt instrument also includes events of default, including, among other things, payment defaults, any breach by us of representations, warranties or covenants, certain bankruptcy events and certain material adverse changes. If an event of default were to occur under this agreement and we were unable to obtain a waiver for the default, the counterparties could, among other remedies, accelerate our obligations under the debt instrument or other agreement and exercise their rights to foreclose on their security interests, which would cause substantial harm to our business and prospects.

In the past we had a funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management (“TRGP”). We believe that the SK hynix License Agreement falls outside the scope of the TRGP Agreement and the First Amendment to the TRGP Agreement, and we do not anticipate that we will be obligated to make payments to TRGP under the TRGP Agreement or the First Amendment to the TRGP Agreement.

Additionally, incurrence and maintenance of debt could have material adverse consequences on our business and financial condition, such as:

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

As of January 1, 2022, there were 230,112,740 shares of our common stock outstanding. In addition, 5,898,926 shares of our common stock are subject to outstanding stock options and 2,227,802 shares of our common stock are subject to outstanding unvested restricted stock units. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our corporate headquarters are located in Irvine, California where we lease and occupy approximately 14,809 square feet of office space under a lease that will expire in December 2026. Our manufacturing facility is located in the PRC where we lease and occupy approximately 43,600 square feet of manufacturing space under a lease that will expire in June of 2022. We believe our existing facilities are in a good operating condition and are suitable for the conduct of our business.

Item 3.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 7 “Commitments and Contingencies” under the heading “Litigation and Patent Reexaminations,” and are incorporated herein by reference.

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

As of February 21, 2022, we had 230,565,477 outstanding shares of common stock and there were approximately 14 holders of our common stock.

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

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, on our common stock, the Russell 2000 Index and the S&P 500 Index for the five years ended January 1, 2022. The graph assumes $100 was invested in each of our common stock, the Russell 2000 Index and the S&P 500 Index as of the market close on December 31, 2016. Note that past stock price performance is not necessarily indicative of future stock price performance.

The following table summarizes stock performance graph data points in dollars:

	12/31/16	12/30/17	12/29/18	12/28/19	1/2/21	1/1/22
Netlist	$100	$30	$37	$31	$59	$632
S&P 500 Index	$100	$119	$111	$145	$168	$213
Russell 2000 Index	$100	$113	$99	$123	$146	$165

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2021 ended on January 1, 2022, fiscal year 2020 ended on January 2, 2021, and fiscal year 2019 ended on December 28, 2019. All fiscal years presented in this Form 10-K, except fiscal year 2020, included 52 weeks. Additionally, all quarters, except the fourth quarter of 2020, included 13 weeks. Fiscal year 2020 included 53 weeks, with a 14-week fourth quarter. Unless otherwise stated, all information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

Fiscal Year Highlights

Impact of COVID-19 on our Business

The extent of the continuing impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy. We continue to monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. As COVID-19 and its impacts are unprecedented and ever evolving, future events and effects related to the pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.

SK hynix License Agreement and Supply Agreement

On April 5, 2021, we entered into a Strategic Product Supply and License Agreement (the “License Agreement”) and Product Purchase and Supply Agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”). Both agreements have a term of 5 years. Under the License Agreement, (a) we have granted to SK hynix fully paid, worldwide, non-exclusive, non-assignable licenses to certain of our patents covering memory technologies and (b) SK hynix has granted to us fully paid, worldwide, non-exclusive, non-assignable licenses to our patent portfolio. In addition, the License Agreement provided for the settlement of all intellectual property proceedings between us and SK hynix and a settlement fee of $40 million paid to us by SK hynix. In addition, the parties have agreed to collaborate on certain technology development activities.

Amendment to SVB Credit Agreement

On April 9, 2021, we entered into an amendment to a credit agreement dated October 31, 2009 with Silicon Valley Bank (“SVB”) (as the same may from time to time be amended, modified, supplemented or restated, the “SVB Credit Agreement”) to accrue interest on advances at a per annum rate equal to the greater of 2.25% above the Wall Street Journal prime rate (“Prime Rate”) or 5.50% and to extend the maturity date to December 30, 2021. In December 2021, after meeting the conditions set forth in the amendment, the amount available for borrowing was increased to $7.0 million and the maturity date was extended to April 29, 2022 upon our request.

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into a purchase agreement (the “2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we had the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock over the 36-month term of the 2019 Purchase Agreement subject to the conditions and limitations set forth in the 2019 Purchase Agreement. From July 2019 through the completion of sales in July 2021, Lincoln Park purchased an aggregate of 21,120,265 shares of our common stock for a net purchase price of $10 million under the 2019 Purchase Agreement. During the same period, in connection with the purchases, we issued to Lincoln Park an aggregate of 818,420 shares of our common stock as commitment shares in noncash transactions. In July 2021, we completed the sales under the 2019 Purchase Agreement.

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into another purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park, pursuant to which we had the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. From March 2020 through the completion of sales in February 2021, Lincoln Park purchased an aggregate of 32,944,717 shares of our common stock for a net purchase price of $20 million under the 2020 Purchase Agreement. During the same period, in connection with the purchases, we issued to Lincoln Park an aggregate of 917,431 shares of our common stock as commitment shares in noncash transactions. In February 2021, we completed the sales under the 2020 Purchase Agreement.

First 2021 Lincoln Park Purchase Agreement

On July 12, 2021, we entered into a purchase agreement (the “First 2021 Purchase Agreement”) with Lincoln Park, pursuant to which we had the right to sell to Lincoln Park up to an aggregate of $17.4 million in shares of our common stock over the 36-month term of the First 2021 Purchase Agreement subject to the conditions and limitations set forth in the First 2021 Purchase Agreement. During 2021, Lincoln Park purchased an aggregate of 2,383,748 shares of our common stock for a net purchase price of $17.4 million under the First 2021 Purchase Agreement. In connection with the purchases, during 2021, we issued to Lincoln Park an aggregate of 120,500 shares of our common stock as commitment shares in noncash transactions. In October 2021, we completed the sales under the First 2021 Purchase Agreement.

Second 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into a purchase agreement (the “Second 2021 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the Second 2021 Purchase Agreement subject to the conditions and limitations set forth in the Second 2021 Purchase Agreement. During 2021, Lincoln Park purchased an aggregate of 1,550,000 shares of our common stock for a net purchase price of $10.9 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 20,809 shares of our common stock as additional commitment shares in noncash transactions.

Subsequent to January 1, 2022, Lincoln Park purchased an aggregate of 250,000 shares of our common stock for a net purchase price of $1.5 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 2,860 shares of our common stock as additional commitment shares in noncash transactions.

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

Repayment of SVIC Promissory Note

On November 18, 2015, we entered into a Senior Secured Convertible Promissory Note and Warrant Purchase Agreement, with SVIC No. 28 Technology Business Investment L.L.P., a Korean limited liability partnership (“SVIC”) and affiliate of Samsung Venture Investment Co., pursuant to which we sold SVIC a Senior Secured Convertible Promissory Note (“SVIC Note”) and a Stock Purchase Warrant (“SVIC Warrant”). The SVIC Note had an original principal amount of $15.0 million, accrued interest at a rate of 2% per year, was due and payable in full on December 31, 2021. The SVIC Warrant granted SVIC a right to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share, subject to certain adjustment as set forth therein, was only exercisable in the event we exercised our right to redeem the SVIC Note prior to December 31, 2025. We made the repayment of $16.8 million on December 27, 2021, and SVIC purchased 2,000,000 shares of common stock at an exercise price of $0.30 per share on December 28, 2021. As a result, neither the SVIC Note nor the SVIC Warrant remained outstanding as of January 1, 2022.

Ineffective Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In performing their audit of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our independent registered public accounting firm concluded that our internal control over financial reporting was ineffective as of January 1, 2022 due to two material weaknesses. The identified material weaknesses, at January 1, 2022, relate to (i) the lack of an independent board and audit committee and (ii) ineffective design and maintenance of controls over user access and program change management related to certain information technology (IT) systems that support our financial reporting processes.

While the control weaknesses identified did not result in any identified misstatements, a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.

In an effort to remediate the identified material weakness related to the lack of an independent board and audit committee and to enhance our internal controls, our finance and accounting personnel are continuing to follow all of the same procedures that they undertook in preparation for independent audit committee meetings on a quarterly and annual basis. Our CEO and sole director will oversee these processes and review materials prepared by the finance and accounting staff as well as our independent auditors on a quarterly and annual basis. In an effort to remediate the identified material weakness related to our ineffective design and maintenance of controls over user access and program change management related to certain IT systems, we hired a full-time Senior Director of IT in the fourth quarter of 2021 with a primary mandate to focus on SOX compliance and mitigation plans for 2022. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, we may not be able to timely or accurately report our results of operations or maintain effective disclosure controls and procedures. If we are unable to report financial information timely or accurately, or to maintain effective disclosure controls and procedures, we could be required to restate our financial statements and be subject to, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our common stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

Results of Operations

Net Sales and Gross Margin

Net sales and gross margin for 2021 and 2020 were as follows (dollars in thousands):

	2021	2020	Change
Net product sales	$102,355	$47,234	117%
License fee	40,000	—	—
Net sales	$142,355	$47,234	201%
Gross margin - product sales	$8,897	$6,731	32%
Gross margin percentage - product sales	9%	14%
Gross margin	$48,897	$6,731	626%
Gross margin percentage	34%	14%

Net Sales

Net sales include (i) resales of certain component products, including DIMMs, SSDs and dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) products, and sales of our high-performance memory subsystems and (ii) an upfront non-refundable license fee of $40 million recognized for licensing of our patents pursuant to the License Agreement with SK hynix entered into in April 2021.

Net product sales increased by $55.1 million during 2021 compared to 2020 primarily as a result of a $52.0 million increase in the resale of DIMMs and components and an increase of $3.0 million of Netlist SSD and Netlist branded products.

Gross Margin

Product gross margin increased in 2021 compared to 2020 due primarily to higher sales across all product groups. Product gross margin percentage decreased between the periods as a result of the change in our product mix.

Operating Expenses

Operating expenses for 2021 and 2020 were as follows (dollars in thousands):

	2021	2020	Change	Change
Research and development	$7,241	$2,953	$4,288	145%
Percentage of net product sales	7%	6%
Intellectual property legal fees	$19,494	$2,368	17,126	723%
Percentage of net product sales	19%	5%
Selling, general and administrative	$10,779	$8,247	2,532	31%
Percentage of net product sales	11%	17%

Research and Development

Research and development expenses increased in 2021 compared to 2020 primarily as a result of an increase in engineering employee headcount and overhead to support the development of the next generation HybriDIMM.

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for enforcement, protection and patent filings and prosecution. Although we expect intellectual property legal fees to generally increase over time as we continue to protect, defend and enforce and seek to expand our patent portfolio, these increases may not be linear but may occur in lump sums depending on the due dates of patent filings and their associated fees and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 7 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

Intellectual property legal fees increased during 2021 compared to 2020 due primarily to higher legal expenses incurred to seek breach of contract of the Joint Development and License Agreement entered into between Netlist and Samsung on November 12, 2015 and to defend and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased in 2021 compared to 2020 due primarily to an increase in employee headcount and overhead and outside services. As a result of the significant increase in the value of our non-affiliate public float in recent periods, we transitioned to becoming a “large accelerated filer” as of January 1, 2022 which means that we need to file our quarterly and annual reports on an accelerated basis and that we need to be prepared to have our independent registered public accounting firm audit and attest to our internal control over financial reporting. Complying with these new requirements require us to invest a material amount in enhancing our financial reporting infrastructure that will cause our selling, general and administrative expenses to increase in future periods.

Other Income (Expense), Net

Other expense, net for 2021 and 2020 was as follows (dollars in thousands):

	2021	2020	Change
Interest expense, net	$(568)	$(531)
Other income, net	643	101
Total	$75	$(430)	117%

Interest expense, net, consists primarily of interest expense on the $15 million secured convertible note issued to Samsung Venture Investment Co. (“SVIC”) (“SVIC Note”) in November 2015 and a revolving line of credit under the SVB Credit Agreement, along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note. In December 2021, we repaid the full amounts outstanding under the SVIC Note. During 2021, other income (expense), net includes the gain on forgiveness of the PPP Loan of $0.6 million recognized during the second quarter of 2021.

Provision for Income Taxes

During 2021, we recorded a provision for income taxes of $6.6 million related to the Korean withholding tax incurred in connection with the upfront non-refundable license fee of $40 million from SK hynix recognized during the second quarter of 2021. Due primarily to this withholding tax, our effective tax rate for 2021 was higher at 58% than the statutory federal income tax rate of 21%. For 2020, our effective tax rate was 0% with the statutory tax rate of 21% due primarily to our net loss and valuation allowances.

Liquidity and Capital Resources

We believe our existing balance of cash and cash equivalents, which totaled $58.5 million as of January 1, 2022, along with cash receipts from revenues, borrowing availability under the SVB Credit Agreement, the equity financing available under the Second 2021 Lincoln Park Purchase Agreement, funds raised through other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

For a description of contractual obligations, see Note 4, “Debt” and Note 5, “Leases” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized as follows (in thousands):

	2021	2020
Net cash provided by (used in):
Operating activities	$6,007	$(8,134)
Investing activities	(520)	(43)
Financing activities	36,466	12,987
Net change in cash, cash equivalents and restricted cash	$41,953	$4,810

Net cash provided by operating activities for 2021 was primarily a result of net income of $4.8 million, non-cash adjustments to net income of $2.0 million, offset by net cash outflows from changes in operating assets and liabilities of $1.0 million driven predominantly by an increase in accounts payable, partially offset by an increase in accounts receivable and inventories. Net cash provided by financing activities for 2021 primarily consisted of $39.6 million in net proceeds from issuance of common stock under the 2019, 2020 and First and Second 2021 Lincoln Park Purchase Agreements, $11.8 million in proceeds from exercise of stock options and warrants and $3.3 million in net borrowings under the SVB Credit Agreement, partially offset by $17.1 million in repayment of SVIC Note and other debt and $1.1 million in payments for taxes related to net share settlement of equity awards.

Net cash used in operating activities for 2020 was primarily a result of a net loss of $7.3 million, adjusted for non-cash charges of $2.1 million, offset by net cash outflows from changes in working capital balances of $2.9 million driven predominantly by a decrease in accounts payable, partially offset by an increase in accounts receivable. Net cash provided by financing activities for 2020 primarily consisted of $12.2 million in net proceeds from issuance of common stock under the 2020 Lincoln Park Purchase Agreement, $0.6 million in proceeds from the issuance of the PPP Loan and $0.7 million in net borrowings under the SVB Credit Agreement, partially offset by $0.4 million in payments of note payable to finance insurance policies.

Capital Resources

Second 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the Second 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the Second 2021 Purchase Agreement subject to the conditions and limitations set forth in the Second 2021 Purchase Agreement. As of January 1, 2022, $64.1 million remains available under the Second 2021 Purchase Agreement with Lincoln Park.

SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provides for a revolving line of credit of up to $5.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments as set forth in the SVB Credit Agreement. On April 9, 2021, we entered into an amendment to the SVB Credit Agreement to accrue interest on advances at a per annum rate equal to the greater of 2.25% above the Prime Rate or 5.50% and to extend the maturity date to December 30, 2021 In December 2021, after meeting the conditions set forth in the amendment, the amount available for borrowing was increased to $7.0 million and the maturity date was extended to April 29, 2022 upon our request.

As of January 1, 2022, the outstanding borrowings under the SVB Credit Agreement were $7.0 million. During the year ended January 1, 2022, we made net borrowings of $3.3 million under the SVB Credit Agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Sales Return Reserves

Our revenue generating activities include variable consideration which is recorded as a reduction of the transaction price based upon expected amounts at the time revenue for the corresponding product sale is recognized. Common forms of variable consideration include limited rights of return for up to 30 days, except for sales of excess component inventories, which contain no right-of-return privileges and volume rebates for meeting established sales targets. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Returns for products sold are estimated using the expected value method and are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and is adjusted for known trends to arrive at the amount of consideration to which we expect to receive. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Inventories

Inventories are valued at the lower of cost or the net realizable value. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information and reduce inventory balances to net realizable value for excess and obsolete inventory based on this analysis. At the point of the write-down recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Warranties

We offer standard product warranties generally ranging from one to three years to our memory subsystem products customers, depending on the negotiated terms of any purchase agreements, and has no other post-shipment obligations or separately priced extended warranty or product maintenance contracts. These warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. Warranties are not offered on sales of component products. We record an estimate for warranty related costs at the time of sale based on our historical and estimated future product return rates and expected repair or replacement costs. Estimated future warranty costs are recorded in the period in which the sale is recorded and are included in cost of sales in the consolidated statements of operations.

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

Uncertain Tax Positions

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

Recent Accounting Standards

See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The functional currency for all of our operations is the U.S. dollar, and our sales are transacted in the U.S. dollar. A portion of our operating expenditures and capital purchases, and certain assets and liabilities, are incurred in or exposed to Chinese yuan; however, a substantial majority of our operations and investment activities are transacted in the U.S., and therefore our foreign currency risk is not material at this date. Therefore, we do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations.

We import component products for resale from foreign countries. As a result, any significant or sudden change in the financial, banking or currency policies and practices of these countries could have a material adverse impact on our financial position, results of operations and cash flows.

Item 8.	Financial Statements and Supplementary Data

Netlist, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	January 1,	January 2,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$47,679	$13,326
Restricted cash	10,800	3,200
Accounts receivable, net of allowances of $283 (2021) and $157 (2020)	12,727	4,680
Inventories	15,670	3,198
Prepaid expenses and other current assets	1,126	514
Total current assets	88,002	24,918
Property and equipment, net	989	182
Operating lease right-of-use assets	1,891	114
Other assets	294	58
Total assets	$91,176	$25,272

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$25,887	$5,327
Revolving line of credit	7,000	3,678
Accrued payroll and related liabilities	1,308	806
Accrued expenses and other current liabilities	632	777
Long-term debt due within one year	562	17,056
Total current liabilities	35,389	27,644
Long-term debt	—	146
Operating lease liabilities	1,593	—
Other liabilities	152	102
Total liabilities	37,134	27,892
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 230,113 (2021) and 195,978 (2020) shares issued and outstanding	231	195
Additional paid-in capital	243,866	192,071
Accumulated deficit	(190,055)	(194,886)
Total stockholders' equity (deficit)	54,042	(2,620)
Total liabilities and stockholders' equity (deficit)	$91,176	$25,272

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Net product sales	$102,355	$47,234	$26,103
License fee	40,000	—	—
Net sales	142,355	47,234	26,103
Cost of sales	93,458	40,503	23,533
Gross margin	48,897	6,731	2,570
Operating expenses:
Research and development	7,241	2,953	2,383
Intellectual property legal fees	19,494	2,368	4,131
Selling, general and administrative	10,779	8,247	7,546
Total operating expenses	37,514	13,568	14,060
Operating income (loss)	11,383	(6,837)	(11,490)
Other income (expense), net:
Interest expense, net	(568)	(531)	(945)
Other income (expense), net	643	101	(4)
Total other income (expense), net	75	(430)	(949)
Income (loss) before provision for income taxes	11,458	(7,267)	(12,439)
Provision for income taxes	6,627	1	13
Net income (loss)	$4,831	$(7,268)	$(12,452)

Earnings (loss) per share:
Basic	$0.02	$(0.04)	$(0.08)
Diluted	$0.02	$(0.04)	$(0.08)
Weighted-average common shares outstanding:
Basic	218,171	183,594	148,132
Diluted	225,589	183,594	148,132

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 28, 2019	139,283	$139	$169,355	$(175,166)	$(5,672)
Net loss	—	—	—	(12,452)	(12,452)
Issuance of common stock, net, and commitment shares	20,387	20	6,332	—	6,352
Common stock issued on conversion of Iliad Note	9,167	9	2,439	—	2,448
Exercise of stock options	175	—	49	—	49
Stock-based compensation	—	—	989	—	989
Restricted stock units vested and distributed	749	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(222)	—	(77)	—	(77)
Balance, December 28, 2019	169,539	169	179,086	(187,618)	(8,363)
Net loss	—	—	—	(7,268)	(7,268)
Issuance of common stock, net, and commitment shares	25,490	25	12,149	—	12,174
Issuance of warrants	—	—	145	—	145
Exercise of stock options	226	—	32	—	32
Exercise of warrants	256	—	—	—	—
Stock-based compensation	—	—	763	—	763
Restricted stock units vested and distributed	801	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(334)	—	(103)	—	(103)
Balance, January 2, 2021	195,978	195	192,071	(194,886)	(2,620)
Net income	—	—	—	4,831	4,831
Issuance of common stock, net, and commitment shares	16,646	17	39,552	—	39,569
Exercise of stock options	2,865	4	3,946	—	3,950
Exercise of warrants	13,808	14	7,854	—	7,868
Stock-based compensation	—	—	1,580	—	1,580
Restricted stock units vested and distributed	1,140	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(324)	—	(1,136)	—	(1,136)
Balance, January 1, 2022	230,113	$231	$243,866	$(190,055)	$54,042

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Cash flows from operating activities:
Net income (loss)	$4,831	$(7,268)	(12,452)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	127	147	172
Interest accrued on convertible promissory notes	300	309	415
Amortization of debt discounts	228	212	480
Non-cash lease expense	375	489	534
Gain on extinguishment of debt	(643)	—	—
Stock-based compensation	1,580	763	989
Issuance of warrant in lieu of payment	—	145	—
Changes in operating assets and liabilities:
Accounts receivable	(8,047)	(1,008)	(755)
Inventories	(12,472)	298	(550)
Prepaid expenses and other assets	(286)	1,693	480
Accounts payable	20,166	(3,807)	(363)
Accrued payroll and related liabilities	502	66	136
Accrued expenses and other liabilities	(654)	(173)	(571)
Net cash provided by (used in) operating activities	6,007	(8,134)	(11,485)
Cash flows from investing activities:
Acquisition of property and equipment	(520)	(43)	(83)
Net cash used in investing activities	(520)	(43)	(83)
Cash flows from financing activities:
Net borrowings under line of credit	3,322	688	697
Proceeds from issuance of long-term debt	—	637	—
Principal repayments under finance lease	(20)	(18)	(13)
Repayments of long-term debt	(17,087)	(423)	(376)
Proceeds from issuance of common stock, net	39,569	12,174	6,352
Proceeds from exercise of stock options and warrants	11,818	32	49
Payments for taxes related to net share settlement of equity awards	(1,136)	(103)	(77)
Net cash provided by financing activities	36,466	12,987	6,632
Net change in cash, cash equivalents and restricted cash	41,953	4,810	(4,936)
Cash, cash equivalents and restricted cash at beginning of period	16,526	11,716	16,652
Cash, cash equivalents and restricted cash at end of period	$58,479	$16,526	$11,716

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$47,679	$13,326	8,966
Restricted cash	10,800	3,200	2,750
Cash, cash equivalents and restricted cash at end of period	$58,479	$16,526	11,716

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Netlist, Inc. and its wholly-owned subsidiaries (collectively “Netlist,” “we,” “us,” or “our”) provides high-performance solid state drives and modular memory solutions to enterprise customers in diverse industries. Our NVMe SSDs in various capacities and form factors and the line of custom and specialty memory products bring industry-leading performance to server and storage appliance customers and cloud service providers. We license our portfolio of intellectual property including patents, in server memory, hybrid memory and storage class memory, to companies that implement our technology. We operate in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. Actual results may differ materially from those estimates. We have evaluated events occurring subsequent to January 1, 2022, through the filing date of this Annual Report on Form 10-K and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2021 ended on January 1, 2022, fiscal year 2020 ended on January 2, 2021, and fiscal year 2019 ended on December 28, 2019. All fiscal years presented in this Form 10-K, except fiscal year 2020, included 52 weeks. Additionally, all quarters, except the fourth quarter of 2020, included 13 weeks. Fiscal year 2020 included 53 weeks, with a 14-week fourth quarter. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

Recently Adopted Accounting Standards

In the first quarter of 2021, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of this ASU did not have an impact on our consolidated financial statements.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, and also improves and amends the related earnings per share guidance for both Subtopics. This ASU will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and early adoption is permitted. We do not expect a material impact on our consolidated financial statements upon the adoption of this ASU.

Revenue Recognition

Product Revenue

Revenue is recognized when control is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. Revenue recognition is evaluated through the five steps outlined within the accounting guidance. Substantially all of our product sales relate to products sold at a point in time through ship-and-bill performance obligations. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, we consider all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Contracts with customers are comprised of customer purchase orders, invoices (including our standard terms and conditions) and written contracts.

License Revenue

For licenses of technology, recognition of revenue is dependent upon whether we have delivered rights to the technology, and whether there are future performance obligations under the contract. In some instances, the license agreements call for future events or activities to occur in order for milestone amounts to become due from the customer. The terms of such agreements include payments to us of one or more of the following: non-refundable upfront fees and royalties on net sales of licensed products. Historically, these license agreements have not included other future performance obligations for us once the license has been transferred to the customer.

Revenue from non-refundable upfront payments is recognized when the license is transferred to the customer and we have no other performance obligations.

Performance Obligations

Net product sales and related cost of sales are primarily the result of promises to transfer products to customers. For performance obligations related to substantially all of the ship-and-bill products, control transfers at a point in time when title transfers upon shipment of the product to the customer, and for some sales, control transfers when title is transferred at time of receipt by the customer. Once a product has shipped or has been delivered, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. We consider control to have transferred upon shipment or delivery, because we have a present right to payment at that time, the customer has legal title to the asset, we have transferred physical possession of the asset, and the customer has the significant risks and rewards of ownership of the asset.

Amounts billed to our customers for shipping and handling are recorded in net sales. Shipping and handling costs incurred by us are included in cost of sales in the accompanying consolidated statements of operations.

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

Variable Consideration

Our revenue generating activities include variable consideration which is recorded as a reduction of the transaction price based upon expected amounts at the time revenue for the corresponding product sale is recognized. Common forms of variable consideration include limited rights of return for up to 30 days, except for sales of excess component inventories, which contain no right-of-return privileges and volume rebates for meeting established sales targets. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Returns for products sold are estimated using the expected value method and are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and is adjusted for known trends to arrive at the amount of consideration to which we expect to receive. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Contract Assets and Liabilities

We continually evaluate whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. Generally, we do not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. As of January 2, 2021, we recorded a contract liability of $0.3 million related to volume rebates to a customer, which is included in accrued expenses and other current liabilities in the consolidated balance sheets. As of January 1, 2022, there was no such liability.

Warranties

We offer standard product warranties generally ranging from one to three years to our memory subsystem products customers, depending on the negotiated terms of any purchase agreements, and have no other post-shipment obligations or separately priced extended warranty or product maintenance contracts. These warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. Warranties are not offered on sales of component products. We record an estimate for warranty related costs at the time of sale based on our historical and estimated future product return rates and expected repair or replacement costs. Estimated future warranty costs are recorded in the period in which the sale is recorded and are included in cost of sales in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less.

Restricted Cash

Our restricted cash consists of cash to secure standby letters of credit (see Note 3).

Fair Value Measurements

Certain assets and liabilities are accounted for at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of those three levels based on the lowest level input that is significant to the fair value measurement in its entirety.

●	Level 1 – inputs are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2 – inputs are based on quoted prices of similar instruments in active markets, quoted prices for identical or similar instruments in market that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – inputs are generally unobservable inputs for the asset or liability, which are typically based on management’s estimates of assumptions that market participants would use in pricing the assets and liabilities.

The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Our financial instruments consist principally of cash and cash equivalents, restricted cash, a revolving line of credit, an unsecured promissory note and a convertible promissory note. Cash equivalents consist of short-term investments with original maturities of three months or less and restricted cash consists of cash to secure standby letters of credit (see Note 3). The carrying value of these instruments approximates their fair value due to their short-term nature. The fair value of the revolving line of credit, the unsecured promissory note and convertible promissory note is estimated by using current applicable rates for similar instruments as of the balance sheet date and an assessment of the credit rating. The carrying values of the revolving line of credit as of January 1, 2022 and January 2, 2021 and the unsecured promissory note as of January 2, 2021 approximate fair value because the interest rate yield is near current market rates for comparable debt instruments. The fair value of the convertible promissory note is estimated by using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities and is classified in Level 2 of the valuation hierarchy. The carrying value and estimated fair value of the convertible promissory note as of January 2, 2021 were $14.8 million and $12.1 million, respectively. As of January 1, 2022, there was no outstanding balance of the convertible promissory note.

Accounts Receivable, net

We extend credit to our customers. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. We specifically analyze the age of customer balances, historical bad debt experiences, customer creditworthiness and changes in customer payment terms when making estimates of the collectability of our accounts receivable balances. If we determine that the financial condition of any of our customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. We invest our cash equivalents primarily in money market mutual funds. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.

Our accounts receivable are primarily derived from sales to original equipment manufacturers in the server, high-performance computing and communications markets, as well as from sales to storage customers, appliance customers, system builders and cloud and datacenter customers. We perform credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral. We believe the concentration of credit risk in our accounts receivable is moderated by our credit evaluation process, relatively short collection terms, a high level of credit worthiness of our customers (see Note 10), foreign credit insurance, and letters of credit issued in our favor. The allowance for credit losses is maintained, and such losses historically have not been significant and have been within management’s expectations.

Inventories

Inventories are valued at the lower of cost or the net realizable value. Cost is determined on an average cost basis which approximates actual cost on a first-in, first-out basis and includes raw materials, labor and manufacturing overhead. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information and reduce inventory balances to net realizable value for excess and obsolete inventory based on this analysis. At the point of the write-down recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying value of long-lived assets held and used by us in our operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average sales prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. Management believes there is no impairment of long-lived assets as of January 1, 2022 and January 2, 2021.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued expenses and other current liabilities, and operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. We do not present short-term leases on the balance sheet, as those leases have a lease term of twelve months or less at inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise.

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

Contingent Legal Expenses

Contingent legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, we may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.

Research and Development Expenses

Research and development expenditures are expensed in the period incurred.

Foreign Currency Remeasurement

The functional currency of our foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant during 2021, 2020 or 2019.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, shares issuable under the conversion feature of a convertible note using the “if-converted” method, and shares issuable upon the vesting of RSAs and RSUs. In periods of net loss, basic and diluted loss per share are the same, as the effect of dilutive potential shares on loss per share is anti-dilutive.

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	2021	2020
Raw materials	$4,208	$578
Work in process	154	2
Finished goods	11,308	2,618
	$15,670	$3,198

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	2021	2020
Machinery and equipment	$7,814	$7,811
Computer equipment and software	2,145	2,523
Leasehold improvements	639	737
Furniture and fixtures	474	55
Construction in progress	273	—
	11,345	11,126
Less: accumulated depreciation and amortization	(10,356)	(10,944)
	$989	$182

Substantially all our property and equipment, net, are located within the United States as of January 1, 2022 and January 2, 2021.

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	2021	2020	2019
Resales of third-party products	$81,309	$31,031	$19,982
Sale of our modular memory subsystems	21,046	16,203	6,121
License fee	40,000	—	—
Total net sales	$142,355	$47,234	$26,103

During the second quarter of 2021, we received an upfront non-refundable license fee of $40 million as consideration to enter into a license agreement with SK hynix, Inc. a South Korean memory semiconductor supplier, (“SK hynix”). The license fee revenue was recognized when we granted the license of our patents to SK hynix, since the performance obligation was satisfied at a point in time. In connection with the receipt of the license fee, during the second quarter of 2021, we recorded a provision for income taxes of $6.6 million related to the Korean withholding tax incurred.

Net product sales by country presented below are based on the billing location of the customer (in thousands):

	2021	2020	2019
United States	$53,519	$35,826	$19,919
China(1)	39,480	6,071	2,167
Other countries	9,356	5,337	4,017
Total net product sales	$102,355	$47,234	$26,103
(1)	China includes Hong Kong and Taiwan.

The United States and China accounted for more than 10% of our net product sales for 2021 and 2020. For 2019, the United States was the only country that accounted for more than 10% of our net product sales.

Earnings (Loss) Per Share

The following table shows the computation of basic and diluted earnings (loss) per share of common stock (in thousands, except per share data):

	2021	2020	2019
Numerator:
Net income (loss)	$4,831	$(7,268)	$(12,452)
Denominator:
Weighted-average basic shares outstanding	218,171	183,594	148,132
Effect of dilutive securities	7,418	—	—
Weighted-average diluted shares	225,589	183,594	148,132

Basic earnings (loss) per share	$0.02	$(0.04)	$(0.08)
Diluted earnings (loss) per share	$0.02	$(0.04)	$(0.08)

We computed net loss per share using the two-class method required for unvested participating securities through the three months ended March 28, 2020. No allocation of undistributed earnings to participating securities was performed for periods with net loss as such securities do not have a contractual obligation to share in our loss.

The table below sets forth potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion of the SVIC Note (see Note 4) using the “if-converted” method, and the vesting of RSAs and RSUs. These potential weighted average common share equivalents have been excluded from the diluted net loss per share for 2020 and 2019 calculations above as their effect would be anti-dilutive (in thousands):

	2021	2020	2019
Weighted average common share equivalents	7,418	13,644	13,357

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$56	$70	$62
Income taxes	$6,601	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in liabilities	$414	$—	$—
Gain on extinguishment of debt	$643	$—	$—
Debt financing of insurance	$562	$262	$412
Common stock issued on conversion of convertible note payable and accrued interest	$—	$—	$2,448

Note 3—Credit Agreement

On October 31, 2009, Netlist and Silicon Valley Bank (“SVB”) entered into a credit agreement (as the same may from time to time be amended, modified, supplemented or restated, the “SVB Credit Agreement”), which provides for a revolving line of credit up to $5.0 million. The borrowing base is limited to 85% of the eligible accounts receivable, subject to certain adjustments. On April 9, 2021, we entered into an amendment to the SVB Credit Agreement to accrue interest on borrowings at a per annum rate equal to the greater of 2.25% above the Wall Street Journal prime rate (“Prime Rate”) or 5.50% from the Prime Rate plus 2.75% and to extend the maturity date to December 30, 2021. In December 2021, after meeting the conditions set forth in the amendment, the amount available for borrowing was increased to $7.0 million and the maturity date was extended to April 29, 2022 upon our request.

The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheets. As of January 1, 2022 and January 2, 2021, (i) outstanding letters of credit were $10.8 million and $3.2 million, respectively, and (ii) outstanding borrowings were $7.0 million and $3.7 million, respectively. As of January 2, 2021, the availability under the revolving line of credit was $0.1 million. There was no availability under the revolving line of credit as of January 1, 2022.

On April 12, 2017, Netlist and SVB entered into an amendment to the SVB Credit Agreement to, among other things, obtain SVB’s consent in connection with our rights agreement with Computershare Trust Company, N.A., as rights agent (see Note 8), and make certain administrative changes in connection with our funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management, LLC (“TRGP”) (see Note 7).

As of January 1, 2022, all obligations under the SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets. The SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of January 1, 2022, we were in compliance with our covenants under the SVB Credit Agreement.

Note 4—Debt

Our debt consisted of the following (in thousands):

	2021	2020
Secured convertible note, due December 2021, including accrued interest of $1,538 (2020)	$—	$16,538
Paycheck protection program loan, due April 2022, including accrued interest of $4 (2020)	—	641
Note payable	562	251
Unamortized debt discounts and issuance costs	—	(228)
Total debt	562	17,202
Less: amounts due within one year	(562)	(17,056)
Long-term debt	$—	$146

Secured Convertible Note

On November 18, 2015, in connection with entering into the Joint Development and License Agreement (the “JDLA”) with Samsung, we issued to SVIC a secured convertible note (“SVIC Note”) and stock purchase warrant (“SVIC Warrant”). The SVIC Note had an original principal amount of $15.0 million, accrued interest at a rate of 2.0% per year, was due and payable in full on December 31, 2021, and was convertible into shares of our common stock at a conversion price of $1.25 per share, subject to certain adjustments, on the maturity date of the SVIC Note. Upon our change of control prior to the maturity date of the SVIC Note, the SVIC Note might, at our option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant granted SVIC a right to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share, subject to certain adjustments, was only exercisable in the event we would exercise our right to redeem the SVIC Note prior to its maturity date, and would expire on December 31, 2025. In December 2021, we repaid the full amounts outstanding under the SVIC Note and issued 2,000,000 shares of our common stock upon the exercise of 2,000,000 of our warrants by SVIC for cash proceeds of $0.6 million.

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. We also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts were being amortized to interest expense over the term of the SVIC Note using the interest method. For 2021, 2020 and 2019, we amortized $0.2 million, $0.2 million and $0.2 million, respectively, to interest expense in the accompanying consolidated statements of operations. The effective interest rate, including accretion of the SVIC Note to par and amortization of debt issuance costs, was approximately 3.4%. As of January 2, 2021, the outstanding principal and accrued interest on the SVIC Note was $16.5 million and the outstanding SVIC Note balance, net of unamortized debt discounts and issuance costs, was $16.3 million.

In connection with the SVIC Note, SVIC was granted a first priority security interest in our patent portfolio and a second priority security interest in all of our other tangible and intangible assets. Upon issuance of the SVIC Note, Netlist, SVB and SVIC entered into an Intercreditor Agreement pursuant to which SVB and SVIC agreed to their relative security interests in our assets. In May 2017, SVIC, SVB and TRGP entered into additional Intercreditor Agreements to modify certain of these lien priorities. Additionally, upon issuance of the SVIC Note and the SVIC Warrant, Netlist and SVIC entered into a Registration Rights Agreement pursuant to which we were obligated to register with the Securities and Exchange Commission, upon demand by SVIC, the shares of our common stock issuable upon conversion of the SVIC Note or upon exercise of the SVIC Warrant. The SVIC Note subjected us to certain affirmative and negative operating covenants. We made the repayment of $16.8 million on December 27, 2021 and SVIC purchased 2,000,000 shares of common stock at an exercise price of $0.3 per share on December 28, 2021. As a result, neither the SVIC Note nor the SVIC Warrant remained outstanding as of January 1, 2022.

Paycheck Protection Program Loan

On April 23, 2020, we entered into an unsecured promissory note with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) (“PPP Loan”) administered by the Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief and Economic Security Act. The PPP Loan bore interest at 1.0% per annum and would mature on April 23, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan was guaranteed by the SBA and was eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by us during the 24-week period beginning on the date we received the proceeds. The PPP Loan contained customary events of default, and the occurrence of an event of default might result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan. In May 2021, the full amount outstanding under the PPP Loan was forgiven, resulting in a gain of $0.6 million during the second quarter of 2021.

Note 5—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	2021	2020	2019
Lease cost:
Operating lease cost	$422	$565	$623
Finance lease cost
Amortization of right-of-use assets	$21	$19	$14
Interest on lease liabilities	3	4	3
Total finance lease cost	$24	$23	$17

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$403	$561	$592
Operating cash flows from finance leases	3	4	3
Financing cash flows from finance leases	20	18	13
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,152	$(365)	$—
Finance leases	20	—	96

Supplemental balance sheet information related to leases was as follows (in thousands):

	2021	2020
Operating Leases
Operating lease right-of-use assets	$1,891	$114
Accrued expenses and other current liabilities	$318	$118
Operating lease liabilities	1,593	—
Total operating lease liabilities	$1,911	$118

Finance Leases
Property and equipment, at cost	$116	$96
Accumulated depreciation	(54)	(34)
Property and equipment, net	$62	$62
Accrued expenses and other current liabilities	$24	$19
Other liabilities	41	46
Total finance lease liabilities	$65	$65

The following table includes supplemental information:

	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating lease	4.8	0.4
Finance lease	2.9	3.3

Weighted Average Discount Rate
Operating lease	5.5%	6.1%
Finance lease	5.2%	5.1%

Maturities of lease liabilities as of January 1, 2022 were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2022	$413	$26
2023	330	26
2024	474	10
2025	488	5
2026	501	3
Total lease payments	2,206	70
Less: imputed interest	(295)	(5)
Total	$1,911	$65

As of January 1, 2022, we had $0.5 million of future payments under an additional lease for a corporate facility that had not yet commenced. The lease will commence during 2022, with a lease term of five years.

Note 6—Income Taxes

United States and foreign income (loss) before provision for income taxes was as follows (in thousands):

	2021	2020	2019
United States	$12,016	$(6,741)	$(11,916)
Foreign	(558)	(526)	(523)
	$11,458	$(7,267)	$(12,439)

The provision for income taxes consisted of the following (in thousands):

	2021	2020	2019
Current:
Federal	$—	$—	$—
State	27	1	13
Foreign	6,600	—	—
Total current	6,627	1	13
Deferred:
Federal	(1,897)	(1,402)	(2,256)
State	(1,913)	(415)	(769)
Foreign	15	67	166
Change in valuation allowance	3,795	1,750	2,859
Total deferred	—	—	—
Provision for income taxes	$6,627	$1	$13

Income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for 2021, 2020 and 2019. The reconciliation of this difference is as follows (in thousands):

	2021	2020	2019
Statutory federal income tax rate	21%	21%	21%
Foreign withholding taxes	46%	—%	—%
Excess tax benefits from equity awards	(27)%	—%	—%
Change in valuation allowance	15%	(19)%	(18)%
Other	3%	(2)%	(3)%
Effective tax rate	58%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2021	2020
Deferred tax assets:
Operating loss carryforward	$36,563	$33,564
Tax credit carryforwards	4,324	3,779
Reserves and allowances	748	707
Foreign operating loss carryforward	677	692
Stock-based compensation	551	236
Other	958	573
Total deferred tax assets	43,821	39,551
Deferred tax liabilities:
Operating lease right-of-use assets	(450)	(121)
Prepaid expenses	(232)	(31)
Basis difference in warrant and note	—	(57)
Total deferred tax liabilities	(682)	(209)
Net deferred tax assets	43,139	39,342
Valuation allowance	(43,139)	(39,342)
	$—	$—

We evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of January 1, 2022 and January 2, 2021, a valuation allowance of $43.1 million and $39.3 million, respectively, has been provided based on our assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by $3.8 million, $1.7 million and $2.9 million during 2021, 2020, and 2019, respectively. These increases in these years primarily relate to the increases in the net operating loss (“NOL”) carryforward and tax credit carryforwards.

As of January 1, 2022, we had (i) $142.2 million of federal NOL carryforwards, of which $104.2 million will expire from 2029 through 2037, and $38.0 million of which will be carried forward indefinitely, (ii) $75.9 million of state NOL carryforwards, which begin to expire in 2029, (iii) federal tax credit carryforwards of $2.3 million, which begin to expire in 2026, and (iv) state tax credit carryforwards of $2.1 million, which will be carried forward indefinitely. In addition, as of January 1, 2022, we had $2.7 million of foreign NOL carryforwards from various jurisdictions, which begin to expire in 2022. Utilization of the NOL and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code (the “Code”) and similar state and foreign law provisions. Under Section 382 of the Code, substantial changes in our ownership may limit the amount of NOL and tax credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of NOL and tax credit carryforwards but may limit the amount available in any given future period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

We file income tax returns with federal, state and foreign jurisdictions. We are no longer subject to Internal Revenue Service (“IRS”) or state examinations for periods prior to 2017, although certain carryforward attributes that were generated prior to 2017 may still be adjusted by the IRS.

We include interest and penalties related to uncertain tax positions within the provision for income taxes. As of January 1, 2022 and January 2, 2021, the interest or penalties accrued related to unrecognized tax benefits were insignificant, and during 2021, 2020 and 2019, the interest and penalties related to uncertain tax position recorded were insignificant. As of January 1, 2022, we had no unrecognized tax benefits that would significantly change in the next 12 months.

Note 7—Commitments and Contingencies

Contingent Legal Expenses

We may retain the services of law firms that specialize in patent licensing and enforcement and patent law in connection with our licensing and enforcement activities. These law firms may be retained on a contingent fee basis whereby such law firms are paid on a scaled percentage of any negotiated fee, settlements or judgments awarded based on how and when the fees, settlements or judgments are obtained.

TRGP Agreement

Netlist and TRGP are parties to both an initial and an amended investment agreement (the “TRGP Agreement”), which generally provided that TRGP directly fund the costs incurred by or on our behalf in connection with our first action in the U.S. International Trade Commission (“ITC”) and the U.S. district court proceedings, but excluding all other proceedings (all such funded costs, collectively, the “Funded Costs”). In exchange for such funding, we agreed that, if we recovered any proceeds in connection with the funded SK hynix proceedings relating to certain patents, it would pay to TRGP the amount of the Funded Costs paid by TRGP plus an escalating premium based on when any such proceeds are recovered. On January 23, 2020, Netlist and TRGP entered into an amendment to the TRGP Agreement to alter the recovery sharing formula related to claims against SK hynix for alleged infringement of our patents (the “First Amendment”). We believe that the SK hynix License Agreement entered into on April 5, 2021 falls outside the scope of the TRGP Agreement and the First Amendment to the TRGP Agreement and does not anticipate that we will be obligated to make payments to TRGP under the TRGP Agreement or the First Amendment.

Litigation and Patent Reexaminations

We own numerous patents and continue to seek to grow and strengthen our patent portfolio, which covers various aspects of our innovations and includes various claim scopes. We plan to pursue avenues to monetize our intellectual property portfolio, in which we would generate revenue by selling or licensing our technology, and we intend to vigorously enforce our patent rights against alleged infringers of such rights. We dedicate substantial resources to protecting and enforcing our intellectual property rights, including with patent infringement proceedings we file against third parties and defense of our patents against challenges made by way of reexamination and review proceedings at the U.S. Patent and Trademark Office (“USPTO”) Patent Trial and Appeal Board (“PTAB”). We expect these activities to continue for the foreseeable future, with no guarantee that any ongoing or future patent protection or litigation activities will be successful, or that we will be able to monetize our intellectual property portfolio. We are also subject to litigation based on claims that we have infringed on the intellectual property rights of others.

Any litigation, regardless of its outcome, is inherently uncertain, involves a significant dedication of resources, including time and capital, and diverts management’s attention from our other activities. As a result, any current or future infringement claims or patent challenges by or against third parties, whether eventually decided in our favor or settled, could materially adversely affect our business, financial condition and results of operations. Additionally, the outcome of pending or future litigation and related patent reviews and reexaminations, as well as any delay in their resolution, could affect our ability to continue to sell our products, protect against competition in the current and expected markets for our products or license or otherwise monetize our intellectual property rights in the future.

Google Litigation

On December 4, 2009, Netlist filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “NDCA”), seeking damages and injunctive relief based on Google’s alleged infringement of our U.S. Patent No. 7,619,912 (the “‘912 patent”).  The NDCA case was stayed, pending challenges to the ‘912 patent before the United States Patent and Trademark Office.  Eventually, the United States Court of Appeals for the Federal Circuit confirmed the ‘912 patent’s validity on June 15, 2020, and the NDCA case stay was lifted which relates generally to technologies to implement rank multiplication. As of the reporting date, the NDCA case was re-assigned to Chief Judge Seeborg of NDCA, and a set of parties’ cross-motions is set for hearing on March 3, 2022.

Inphi Litigation

On September 22, 2009, Netlist filed a patent infringement lawsuit against Inphi Corporation (“Inphi”) in the U.S. District Court for the Central District of California (the “Central District Court”). The complaint, as amended, alleges that Inphi is contributorily infringing and actively inducing the infringement of U.S. patends owned by us, including the ‘912 patent, U.S. Patent No. 7,532,537 (the “‘537 patent”), and U.S. Patent No. 7,636,274 (the “‘274 patent”), which was stayed pending the outcome of Inter Partes Reexamination proceedings of the patents. After the United States Court of Appeals for the Federal Circuit upheld the validity of the claims in the ‘912 patent, Netlist eventually dismissed its lawsuit against Inphi without prejudice on August 18, 2021.

Micron Litigation

On April 28, 2021, Netlist filed a complaint for patent infringement against Micron Technology, Inc. (“Micron”) in the United States District Court for the Western District of Texas, Waco Division (Case No. 6:21-cv-00431 & Case No. 6:21-cv-00430) These proceedings are based on the alleged infringement by Micron’s load reduced dual in line memory modules (“LRDIMM”) and Micron’s non-volatile dual in line memory modules (“NVDIMM”) enterprise memory modules under four U.S. patents – US Pat. No. 10,489,314; US Pat. No. 9,824,035; US Pat. No. 10,268,608; & US Pat. No. 8,301,833. As of the reporting date, Micron filed its opening claim construction brief and the parties stipulated to transfer the matter to the Austin division.  The case has been assigned to Hon. Judge Lee Yeakel, with the parties agreeing on a schedule for remaining claim construction briefing, and the matter is set for a case management conference March 3, 2022.

In parallel, Micron filed requests to bring Inter Partes Review (“IPR”) proceedings against three of the four asserted patents: U.S. Patents 8,301,833, 9,854,035, and 10,268,608.  As of the reporting date, the PTAB has not made a decision to institute any of these IPR requests.

Samsung Litigations

On May 28, 2020, Netlist filed a complaint against Samsung in the United States District Court for the Central District of California for Samsung’s breach of the parties’ JDLA. On July 22, 2020, Netlist amended its complaint to seek a Declaratory Judgment that it properly terminated the JDLA in light of Samsung’s material breaches. On October 14, 2021, the Court entered summary judgment in Netlist’s favor and confirmed Netlist properly terminated the JDLA as of July 15, 2020.  On February 15, 2022, the Court entered a Final Judgment in favor of Netlist on each of its three claims, and confirmed conclusively that all licenses granted under the JDLA were terminated. On February 25, 2022, Samsung filed a Notice of Appeal, and the Federal Court of Appeals for the Ninth Circuit issued a Time Schedule Order on February 28, 2022 setting Samsung’s deadline to file an opening appeal brief as June 6, 2022.

On October 15, 2021, Samsung filed a declaratory judgement action against Netlist in the United States District Court for the District of Delaware (“DDE”), requesting in relevant part that the Delaware District Court declare that Samsung does not infringe Netlist’s U.S. Patent Nos. 7,619,912, 9,858,218, 10,217,523, 10,474,595, 10,860,506, 10,949,339, and 11,016,918.  As of the reporting date, Samsung seeks leave to add U.S. Pat. 11,232,054 (issued Jan. 25, 2022) to the list.  Netlist believes Samsung’s claims levied in the DDE action meritless, and the relief Samsung requests unjustified.  As of the reporting date, Netlist filed a motion seeking dismissal of Samsung’s DDE complaint, and an opposition contesting the inclusion of U.S. Pat. 11,232,054 as part of a second amended complaint filing.

On November 19, 2021, Samsung filed IPR proceedings contesting the invalidity of U.S. Patents 9,858,218, 10,474,595, and 10,217,523.  Netlist filed its initial responses to Samsung’s petitions on February 18, 2022 contesting the institution of any IPR on the grounds propounded. As of the reporting date, the PTAB has not yet made decision to institute any of these IPR requests. On February 17, 2022, Samsung filed a separate IPR request contesting the invalidity of only claim 16 within Netlist’s U.S. Patent 7,619,912. As of the reporting date, the PTAB has not yet issued a filing date for their latest challenge.

On December 20, 2021, Netlist filed for a complaint for patent infringement against Samsung in the United States Court for the Eastern District of Texas (Case No. 2:21-cv-463) under US Pat. No. 10,860,506; US Pat. No. 10,949,339; & US Pat. No. 11,016,918.  As of the reporting date, no schedule has been set for this action.

Other Contingent Obligations

In the ordinary course of our business, we have made certain indemnities, commitments and guarantees pursuant to which we may be required to make payments in relation to certain transactions. These include, among others: (i) intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; (ii) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities to SVB pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by the applicable investment or loan documents, as applicable; and (vi) indemnities or other claims related to certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities or may face other claims arising from our use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. Historically, we have not been obligated to make significant payments as a result of these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Note 8—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of January 1, 2022 or January 2, 2021.

On April 17, 2017, we entered into a rights agreement (as amended from time to time, the “Rights Agreement”) with Computershare Trust Company, N.A., as rights agent. In connection with the adoption of the Rights Agreement and pursuant to its terms, our board of directors authorized and declared a dividend of one right (each, a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on May 18, 2017 (the “Record Date”), and authorized the issuance of one Right for each share of our common stock issued by us (except as otherwise provided in the Rights Agreement) between the Record Date and the Distribution Date (as defined below).

Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us, when exercisable and subject to adjustment, one unit consisting of one one-thousandth of a share (a “Unit”) of our Series A Preferred Stock (the “Preferred Stock”), at a purchase price of $6.56 per Unit, subject to adjustment. Subject to the provisions of the Rights Agreement, including certain exceptions specified therein, a distribution date for the Rights (the “Distribution Date”) will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired or otherwise obtained beneficial ownership of 15% or more of the then-outstanding shares of our common stock, and (ii) 10 business days (or such later date as may be determined by our board of directors) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and, unless earlier redeemed or exchanged by us pursuant to the terms of the Rights Agreement (as amended on April 16, 2018, April 16, 2019 and August 14, 2020) will expire on the close of business on April 17, 2024.

In connection with the adoption of the Rights Agreement, our board of directors approved a Certificate of Designation of the Series A Preferred Stock (the “Certificate of Designation”) designating 1,000,000 shares of our serial preferred stock as Series A Preferred Stock and setting forth the rights, preferences and limitations of the Preferred Stock. We filed the Certificate of Designation with the Secretary of State of the State of Delaware on April 17, 2017.

Common Stock

We have one class of common stock with a par value of $0.001 per share. On August 7, 2020, our stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of shares of the common stock authorized for issuance from 300,000,000 to 450,000,000.

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into the 2019 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock subject to the conditions and limitations set forth in the 2019 Purchase Agreement. As consideration for entering into the 2019 Purchase Agreement, we issued to Lincoln Park 818,420 shares of our common stock as initial commitment shares in a noncash transaction on June 24, 2019 and would issue up to 818,420 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We would not receive any cash proceeds from the issuance of these additional commitment shares.

During 2019, Lincoln Park purchased an aggregate of 19,044,762 shares of our common stock for a net purchase price of $6.4 million under the 2019 Purchase Agreement. In connection with the purchases, during 2019, we issued to Lincoln Park an aggregate of 523,633 shares of our common stock as additional commitment shares in noncash transactions. During 2020, Lincoln Park did not purchase shares of our common stock under the 2019 Purchase

Agreement. During 2021, Lincoln Park purchased an aggregate of 2,075,503 shares of our common stock for a net purchase price of $3.6 million under the 2019 Purchase Agreement. In connection with the purchases, during 2021, we issued to Lincoln Park an aggregate of 294,787 shares of our common stock as additional commitment shares in noncash transactions. In July 2021, we completed the sales under the 2019 Purchase Agreement.

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

During 2020, Lincoln Park purchased an aggregate of 23,400,122 shares of our common stock for a net purchase price of $12.2 million, under the 2020 Purchase Agreement. In connection with the purchases, during 2020, we issued to Lincoln Park an aggregate of 560,588 shares of our common stock, as additional commitment shares in noncash transactions. During 2021, Lincoln Park purchased an aggregate of 9,544,595 shares of our common stock for a net purchase price of $7.8 million under the 2020 Purchase Agreement. In connection with the purchases, during 2021, we issued to Lincoln Park an aggregate of 356,843 shares of our common stock as additional commitment shares in noncash transactions. In February 2021, we completed the sales under the 2020 Purchase Agreement.

First 2021 Lincoln Park Purchase Agreement

On July 12, 2021, we entered into a purchase agreement (the “First 2021 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $17.4 million in shares of our common stock subject to the conditions and limitations set forth in the First 2021 Purchase Agreement. As consideration for entering into the First 2021 Purchase Agreement, we issued to Lincoln Park 80,000 shares of our common stock as initial commitment shares in a noncash transaction on July 12, 2021 and would issue up to 120,500 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We would not receive any cash proceeds from the issuance of these additional commitment shares.

During 2021, Lincoln Park purchased an aggregate of 2,383,748 shares of our common stock for a net purchase price of $17.4 million under the First 2021 Purchase Agreement. In connection with the purchases, during 2021, we issued to Lincoln Park an aggregate of 120,500 shares of our common stock as additional commitment shares in noncash transactions. In October 2021, we completed the sales under the First 2021 Purchase Agreement.

Second 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into a purchase agreement (the “Second 2021 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock subject to the conditions and limitations set forth in the Second 2021 Purchase Agreement. Concurrent with the execution of the Second 2021 Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park relating to our common stock to be sold to Lincoln Park. As consideration for entering into the Second 2021 Purchase Agreement, we issued to Lincoln Park 218,750 shares of our common stock as initial commitment shares in a noncash transaction on September 28, 2021 and will issue up to 143,750 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares.

Pursuant to the Second 2021 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the Second 2021 Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 750,000 shares of our common stock, provided Lincoln Park’s obligation under any single such purchase will not exceed $4.0 million, unless we and

Lincoln Park mutually agree to increase the maximum amount of such single regular purchase. If we direct Lincoln Park to purchase the maximum number of shares of common stock we then may sell in a regular purchase, then in addition to such regular purchase, and subject to certain conditions and limitations in the Second 2021 Purchase Agreement, we may direct Lincoln Park to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding regular purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Second 2021 Purchase Agreement. Under certain circumstances and in accordance with the Second 2021 Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

We control the timing and amount of any sales of our common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for our common stock under the Second 2021 Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the Second 2021 Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Second 2021 Purchase Agreement if that would result in Lincoln Park beneficially owning more than 9.99% of our common stock.

The Second 2021 Purchase Agreement does not limit our ability to raise capital from other sources at our sole discretion, except that, subject to certain exceptions, we may not enter into any Variable Rate Transaction (as defined in the Second 2021 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the Second 2021 Purchase Agreement. We have the right to terminate the Second 2021 Purchase Agreement at any time and at no cost to us.

During 2021, Lincoln Park purchased an aggregate of 1,550,000 shares of our common stock for a net purchase price of $10.9 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 20,809 shares of our common stock as additional commitment shares in noncash transactions. Subsequent to January 1, 2022, Lincoln Park purchased an aggregate of 200,000 shares of our common stock for a net purchase price of $1.3 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 2,410 shares of our common stock as additional commitment shares in noncash transactions.

Warrants

Warrant activity during 2021 is as follows:

Number of
	Shares	Weighted-Average
	(in thousands)	Exercise Price
Outstanding as of January 2, 2021	13,911	$0.59
Granted	—	—
Exercised	(13,911)	0.59
Expired	—	—
Outstanding as of January 1, 2022	—	—

In August and December 2020, we issued warrants to purchase up to 175,000 and 125,000 shares of our common stock at exercise prices of $0.20 and $0.50 per share, respectively, to a consulting firm as partial consideration for their services rendered. During 2020, we issued 255,813 shares of our common stock upon the cashless exercise of 300,000 of our warrants. During 2021, we issued (i) 13,111,110 shares of our common stock upon the exercise of 13,111,110 of our warrants for total cash proceeds of $7.9 million and (ii) 697,387 shares of our common stock upon the cashless exercise of 800,000 of our warrants.

Note 9—Benefit Plans

Our Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”) provides for broad-based equity grants to our employees and non-employee service providers. We also periodically grant equity-based awards outside the Amended 2006 Plan to certain new hires as an inducement to enter into employment with us. Subject to certain adjustments, as of January 1, 2022, we were authorized to issue a maximum of 17,405,566 shares of our common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of our common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of our common stock, subject to adjustment for certain corporate actions. As of January 1, 2022, we had 1,726,990 shares of our common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan.

Stock Options

Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. The weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of stock options granted were as follows:

	2021	2020	2019
Expected term (in years)	6.06	6.26	6.06
Expected volatility	121%	117%	108%
Risk-free interest rate	0.64%	0.46%	1.92%
Expected dividends	$—	$—	$—
Weighted-average grant date fair value per share	$0.87	$0.44	$0.29

The following table summarizes the activity related to stock options during 2021:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Life	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding as of January 2, 2021	7,519	$1.12	5.21	$430
Granted	1,995	$1.01
Exercised	(2,865)	$1.38
Expired or forfeited	(750)	$1.71
Outstanding as of January 1, 2022	5,899	$0.88	6.46	$32,843
Exercisable as of January 1, 2022	3,082	$0.94	4.17	$16,992
Vested and expected to vest as of January 1, 2022	5,543	$0.88	6.29	$30,871

The total intrinsic value of stock options exercised during 2021 was $10.8 million. There was no significant intrinsic value of options exercised during 2020 and 2019.

Restricted Stock Awards and Restricted Stock Units

RSAs granted under the Amended 2006 Plan vest annually on each anniversary of the grant date over a two-year term. RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-

year term, and RSUs granted for independent directors fully-vested on the grant date. There was no activity related to RSAs during 2021. The following table summarizes the activity related to RSUs during 2021:

	Number of	Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value per Share
Balance nonvested as of January 2, 2021	3,037	$0.53
Granted	418	$5.14
Vested	(1,140)	$0.59
Forfeited	(87)	$0.51
Balance nonvested as of January 1, 2022	2,228	$1.36

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	2021	2020	2019
Cost of sales	$12	$10	$26
Research and development	570	196	213
Selling, general and administrative	998	557	750
Total	$1,580	$763	$989

As of January 1, 2022, we had approximately $4.2 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.9 years.

401(k) Plan

We have a defined contribution plan under Section 401(k) of the Code (“401(k)”) covering full-time domestic employees who meet certain eligibility requirements. Under the 401(k) plan, eligible employees may contribute up to 100% of their eligible compensation on either a pre-tax or after-tax Roth 401(k) basis, or up to the annual maximum allowed by the IRS. We may make matching contributions on the contributions of a participant on a discretionary basis. During 2021, our matching contributions totaled $0.1 million. During 2020 and 2019, we did not make any matching contributions.

Note 10—Major Customers, Suppliers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total net product sales:

	2021	2020	2019
Customer A	16%	*	*
Customer B	*	17%	*
*	Less than 10% of total net product sales

As of January 1, 2022, four customers represented approximately 26%, 16%, 13% and 13%, respectively, of aggregate gross accounts receivable. As of January 2, 2021, one customer represented approximately 50% of aggregate gross accounts receivable. The loss of any of our significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce our net product sales and adversely affect our operating results. We mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance. We resell certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

For 2021, 2020 and 2019, resales of these products represented approximately 79%, 66% and 77%, respectively, of our net product sales.

Our purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from suppliers that each comprise 10% or more of total purchases:

	2021	2020	2019
Supplier A	40%	28%	37%
Supplier B	30%	*	*
Supplier C	10%	14%	*
Supplier D	*	11%	17%
*	Less than 10% of purchases during the year

While we believe alternative suppliers may be available, our dependence on a small number of suppliers and the lack of any guaranteed sources for the essential components of our products and the components we resell exposes us to several risks, including the inability to obtain an adequate supply of these components, increases in their costs, delivery delays and poor quality. If we cannot obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, we may not be able to develop or introduce new products, we may experience significant increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers, we may experience interruptions or failures in the delivery of our products, or we may be forced to cease sales of products dependent on the components or resales of the components we resell to customers directly. Any of these events could have a material adverse effect on our business, operating results and financial condition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Sole Member of the Board of Directors

Netlist, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Inventory Valuation

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, inventories are valued at the lower of cost or the net realizable value.  Management evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information.

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

How the Critical Audit Matter Was Addressed in the Audit

We tested the effectiveness of internal controls related to management’s process for developing the estimates of the net realizable value of inventories and excess and obsolete inventory reserves, including evaluating management’s assumptions of forecasted product demand and testing the completeness and accuracy of the underlying data used in the analyses.  Evaluating management’s product demand forecast for reasonableness involved considering historical sales by product, comparing prior period estimates to actual results of the same period, and considering macroeconomic trends within the industry that could impact the movement of the products provided by the Company.  We performed procedures to compare recent sales transactions or market data to cost of inventories in order to assess that the carrying value of inventories was the lower of cost or net realizable value.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2005.

Irvine, California

March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Sole Member of the Board of Directors

Netlist, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Netlist, Inc. and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, because of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 1, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively, “the consolidated financial statements”), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified an included in management’s assessment:

●	The Company’s sole member of the board of directors also serves in an executive management role at the Company. As a result, the Company has ineffective oversight of the financial reporting process due to the lack of an audit committee and the lack of an independent board of directors to ensure adequate monitoring and oversight of internal controls. Additionally, the Company (i) did not have an effective risk assessment process as it did not sufficiently identify and assess risks, including financial reporting risks, that may limit the achievement of Company objectives, and (ii) did not have effective monitoring as it did not implement effective monitoring controls that were responsive to changes in the business or the timely remediation of identified control deficiencies.

●	The Company has ineffective design and maintenance of controls over user access and program change management related to certain information technology (IT) systems that support the Company’s financial reporting processes. User and privileged access were not appropriately provisioned, and program changes were not adequately reviewed prior to being placed in production. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were also ineffective because they could have been adversely impacted. This material weakness was due to the Company having an insufficient number of IT personnel to identify and assess risks associated with changes in the IT environment resulting in inappropriate assignment of user and privileged access as well as insufficient documentation for control operations.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s

Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2005.

Irvine, California
March 1, 2022

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of January 1, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to (i) the lack of an independent board and audit committee and ineffective risk assessment and monitoring controls and (ii) ineffective design and maintenance of controls over user access and program change management related to certain information technology (IT) systems that support our financial reporting processes, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was not effective as of January 1, 2022.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The effectiveness of our internal control over financial reporting as of January 1, 2022 has been audited by KMJ Corbin & Company LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls related to our lack of an independent board and audit committee, we continue to maintain our financial reporting process we followed to prepare consolidated financial statements in accordance with U.S. GAAP for audit committee meetings on a quarterly and annual basis. We engage all departments groups to identify risks to the achievement of our goals as a basis for determining how the risks should be managed. In an effort to remediate the identified material weakness related to our ineffective design and maintenance of controls over user access and program change management related to certain IT systems, we have hired a full-time Senior Director of IT in the fourth quarter of 2021 with a primary mandate to focus on SOX compliance and mitigation plans for 2022. Our Chief Executive Officer and sole director will oversee the process to ensure all required disclosures are made in our consolidated financial statements on a quarterly and annual basis.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In order to proactively address the economic effects of the COVID-19 pandemic, our Board of Directors (referred to as our “Board” or “Board of Directors”) evaluated various cost-cutting measures, including review of the Board and committee structure, operations and compensation of the members thereof. As a result of its evaluation and because we are no longer subject to Nasdaq rules, the Board determined it to be in the best interests of its stockholders to reduce the number of directors serving on the Board to one director and to dissolve all committees of the Board effective immediately after our 2020 Annual Meeting of Stockholders on August 7, 2020.

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

The table and narrative below provide, for our current director and executive officers, each such individual’s name; age as of February 21, 2022; current position(s) with our Company; tenure in such position(s); information about such individual’s business experience and qualifications, including principal occupation or employment and principal business of the employer, if any, for at least the past five years, and involvement in certain legal or administrative proceedings, if any; and, for our director, other public company director positions held currently or at any time in the last five years and the experiences, qualifications, attributes and skills that led to the conclusion that such individual should serve as a director of our Company. There is no arrangement or understanding between any director or executive officer and any other person(s) pursuant to which such director or executive officer was or is to be selected as a director or executive officer of our Company, and there are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Chun K. Hong	61	President, Chief Executive Officer and Sole Director
Gail Sasaki	65	Executive Vice President, Chief Financial Officer and Secretary

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

Gail Sasaki has been our Executive Vice President and Chief Financial Officer since July 2021 and our Secretary since August 2007. From January 2008 to July 2021, Ms. Sasaki served as our Vice President and Chief Financial Officer, and from 2006 to January 2008, Ms. Sasaki served as our Vice President of Finance. Prior to her tenure at Netlist, Ms. Sasaki served in various senior financial roles, including Chief Financial Officer of eMaiMai, Inc., a commercial technology company based in Hong Kong and mainland China; Chief Financial Officer, Senior Vice President of Finance, Secretary and Treasurer of eMotion, Inc. (a Kodak subsidiary and formerly Cinebase Software), a developer of business-to-business media management software and services, and Chief Financial Officer of MicroNet Technology, Inc., a leader in storage technology. Ms. Sasaki also spent seven years in public accounting leaving as an audit manager with Arthur Young (now known as Ernst &Young LLP). Ms. Sasaki earned a Bachelor’s degree from the University of California at Los Angeles, and a Master of Business Administration degree from the University of Southern California.

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

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2021 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this discussion.

The following discussion and analysis relates to the compensation arrangements for 2021 of (i) our principal executive officer, (ii) our principal financial officer and (iii) the most highly compensated person, other than our principal executive officer and principal financial officer, who was serving as an executive officer at the end of our fiscal year ended January 1, 2022 (our “named executive officers”). We had no other executive officers serving at the end of our fiscal year ended January 1, 2022. Our named executive officers for fiscal year 2021 were:

Name	Age	Position(s)
Chun K. Hong	61	President, Chief Executive Officer and Sole Director
Gail Sasaki	65	Executive Vice President, Chief Financial Officer and Secretary

Compensation Philosophy

Our compensation programs are intended to attract and retain employees with skills necessary to enable us to achieve our financial and strategic objectives and to motivate them through the use of appropriate incentives tied to our performance and market value to achieve those objectives. We recognize that the goals of employee attraction, retention and motivation must be balanced against the necessity of controlling compensation expense, with the ultimate objective of building shareholder value. With respect to the compensation of our named executive officers, our President, Chief Executive Officer and Sole Director, who has the responsibility to design a compensation program and set levels of compensation that attempt to achieve the optimal balance between employee attraction, retention and motivation, adjusted the executive officers’ compensation for 2021.

Key Factors in Determining Executive Compensation

Role of Compensation Consultants

Our sole Director has from time to time engaged the services of outside consultants to assist in making decisions regarding the establishment of Netlist’s compensation philosophy and programs. Most recently the Company engaged Mercer to provide guidelines for executive compensation programs for 2022.

Role of Executive Officers in Compensation Decisions

Our sole Director has overall responsibility for the compensation of our Chief Executive Officer and Chief Financial Officer. Our sole Director considered the executive officers’ responsibilities, performance, compensation, and the compensation program’s ability to attract, retain and motivate executive talent. These considerations reflected compensation levels that our sole Director believed were qualitatively commensurate with executive officers’ individual qualifications, experience, responsibility level, functional role, knowledge, skills and individual performance, as well as Netlist’s performance.

Role of Stockholder Say-on-Pay Votes

At each annual meeting held every three years, including most recently in 2019, we held triennial stockholder advisory “say-on-pay” votes on the compensation of our named executive officers for the immediately preceding fiscal years. At the 2019 annual meeting, our stockholders overwhelmingly approved the compensation of our named executive officers, with over 78% of our stockholders present and entitled to vote at the meeting voting in favor of our compensation policies for our named executive officers. Given this result, and following consideration of them, the former Compensation Committee had decided to retain our overall approach to executive compensation while continuing to evaluate our practices frequently, including in response to future say-on-pay votes. Moreover, we are required to hold a vote at least every six years regarding how often to hold a stockholder advisory vote on the compensation of our named executive officers. We held our most recent such vote at the 2019 annual meeting of stockholders, at which our stockholders indicated a preference for a triennial vote. Consequently, the Board determined that we will hold a triennial stockholder advisory vote on the compensation of our named executive officers until they consider the results of our next say-on-pay frequency vote, which will be held at the 2025 annual meeting of stockholders.

Current Elements of Named Executive Officer Compensation

Overview and Fiscal Year 2021 Highlights

Our current executive compensation program generally consists of base salary, annual cash incentive compensation, equity-based incentives and other benefits. We combine these elements in order to formulate compensation packages that provide competitive pay and align the interests of our named executive officers with long-term stockholder interests by rewarding the achievement of financial, operational and strategic objectives. In 2021, our full-year accomplishments under our executive leadership included the following:

●	Total revenues of $142.4 million, representing an increase of $95.1 million compared to the prior year;
●	Net income of $4.8 million and gross margin of 34%, representing favorable changes of $12.1 million and 20.1%, respectively, compared to the prior year;
●	Year-end cash and cash equivalent balance of $47.7 million, representing an increase of $34.4 million from the end of prior year; and
●	Favorable settlement of SK hynix litigation and signing of SK hynix $40 million licensing and $600 million supply agreement

Base Salary

The following table sets forth information regarding the annualized base salary rates at the end of 2021 for our named executive officers:

Name	Fiscal Year 2021 Base Salary ($)
Chun K. Hong	450,000
Gail Sasaki	275,000

Equity-Based Incentives

Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers. Our equity-based incentives have historically been granted in the form of options to purchase shares of our common stock and restricted stock unit awards that are settled in shares of our common stock upon vesting, and we have granted to both our named executive officers awards that vest over a long-term period subject to continued service. We believe that equity awards more closely align the interests of our named executive officers with our stockholders, provide our named executive officers with incentives linked to long-term performance, and create an ownership culture. In addition, the vesting features of our equity awards contribute to executive retention because these features provide an incentive to our named executive officers to remain in our employment during the scheduled vesting periods or until the achievement of the applicable performance milestones, which are expected to be achieved over the medium- to long-term. To date, we have not had an established set of criteria for granting equity awards; instead, the Board or our sole Director exercises judgment and discretion. The sole Director considers, among other things, the role and responsibility of the named executive officer, competitive factors, the amount of stock-based equity compensation already held by the named executive officer, and the cash-based compensation received by the named executive officer, to determine the level and types of equity awards that it approves.

Bonus

Our bonuses are formula-based and weighted towards our financial growth and closely aligning the achievement of bonuses with our financial performance.

Perquisites

Generally, we do not provide any perquisites or other personal benefits to our named executive officers except in certain limited circumstances and as provided in employment agreements.

Health and Welfare Benefits

We provide the following benefits to our named executive officers on the same basis provided to all of our employees:

●	medical insurance including mental health, dental and vision;
●	life insurance and accidental death and dismemberment insurance;
●	a Section 401(k) plan for which discretionary matching contributions provided by Netlist;
●	short-and long-term disability insurance;
●	medical and dependent care flexible spending account; and
●	a health savings account.

Employment Agreements – Chief Executive Officer

In September 2006, we entered into an employment agreement with our President and Chief Executive Officer, Mr. Hong. This agreement provides for an initial base salary of $323,000 plus other specified benefits, including the reimbursement of professional fees and expenses incurred in connection with income and estate tax planning and preparation, income tax audits and the defense of income tax claims; the reimbursement of membership fees and expenses for professional organizations and one country club; the reimbursement of employment-related legal fees; automobile rental payments and other vehicle-related expenses; and the reimbursement of health club membership fees and other similar health-related expenses. Mr. Hong may earn annual cash performance bonuses, at the discretion of our Board, of up to 100% of his base salary based upon the achievement of individual and Company performance objectives.

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

We have not entered into an employment agreement with Ms. Sasaki, our Executive Vice President, Chief Financial Officer and Secretary. For 2021, 2020 and 2019, Ms. Sasaki received an annualized base salary of $275,000, $285,577 and $200,000. If the employment of Ms. Sasaki is terminated due to death or disability, any stock options held by Ms. Sasaki would vest to the same extent as they would have vested one year thereafter. Additionally, if the employment of Ms. Sasaki is terminated due to death or disability, 25% of the shares subject to outstanding stock options, or such lesser amount as is then unvested, would immediately vest and no additional shares would vest thereafter. Ms. Sasaki is eligible for a target cash bonus of 75% of her base salary, which are to be determined by our Board in its discretion based on various factors.

Summary Compensation Table

The table below provides information about the compensation awarded to, earned by or paid to each of the following individuals, which we refer to collectively as our “named executive officers,” for each of the last three fiscal years.

Name and Principal Position	Year	Base Salary($)	Bonus($)	Stock Awards($)(1)	Option Awards($)(2)	All Other Compensation($)(3)	Total($)
Chun K. Hong(4)	2021	450,000	665,000	—	627,060	58,215	1,800,275
President, Chief Executive Officer and Sole Director	2020	467,308	180,000	94,290	—	62,092	803,690
	2019	323,000	—	408,004	—	51,486	782,490
Gail Sasaki	2021	275,000	205,000	72,400	—	22,007	574,407
Executive Vice President, Chief Financial Officer and Secretary	2020	285,577	103,125	23,573	—	22,254	434,529
	2019	200,000	—	223,992	—	—	423,992
(1)	Represents the grant date fair value of the restricted stock units (“RSUs”) granted during the year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). The grant date fair value was determined using the fair value of the underlying shares of our common stock.
(2)	Represents the grant date fair value of the option awards granted during the year calculated in accordance with ASC 718. The assumptions used in the calculations for these amounts are described in Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation and Note 9—Benefit Plans to our consolidated financial statements included in this Form 10-K. The material terms of each stock option award granted in 2021 are described below under “Outstanding Equity Awards at Fiscal Year End.
(3)	For 2021, the amount consists of (a) for Mr. Hong, $10,816 for automobile rental payments, $7,527 for other vehicle-related costs, $26,027 for a country club membership, $5,480 for a health club membership, and $8,365 for income tax and estate planning costs incurred on Mr. Hong’s behalf and (b) for Ms. Sasaki, the amount is for a health club membership.

For 2020, the amount consists of (a) for Mr. Hong, $10,936 for automobile rental payments, $7,509 for other vehicle-related costs, $24,600 for a country club membership, $14,769 for a health club membership, and $4,278 for income tax and estate planning costs incurred on Mr. Hong’s behalf, and (b) for Ms. Sasaki, the amount is for weekly fitness training.

For 2019, the amount consists of $10,936 for automobile rental payments, $8,694 for other vehicle-related costs, $22,052 for a country club membership, $4,532 for a health club membership, and $5,272 for income tax and estate planning costs incurred on Mr. Hong’s behalf.

(4)	Mr. Hong received no additional compensation for his service as a director.

CEO Pay Ratio – 2021

The 2021 annual total compensation of our CEO was $1,800,275, the 2021 annual total compensation of our median compensated employee was $56,160, and the ratio of these amounts is 32 to 1.

We determined our median compensated employee by using base salary, bonuses, and grant date fair value of equity awards granted to employees in 2021 as our consistently applied compensation measure. We applied this measure to our employee population as of January 1, 2022, the last day of our 2021 fiscal year, and annualized base salaries for permanent full-time and part-time employees that did not work the full year. Once we determined our median compensated employee using these measures, we calculated the employee’s 2021 annual total compensation using the same methodology that is used to calculate our CEO’s annual total compensation in the table entitled “Summary Compensation Table.”

Retirement Benefits

We maintain a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code, to which all of our employees, including our named executive officers, are able to contribute up to the limit prescribed by applicable tax rules on a before-tax basis. All of these employee contributions are fully-vested upon contribution. In addition, we may make matching contributions on the contributions of our employees on a discretionary basis. In 2021, we made matching contributions of $105,161. In 2020 and 2019, we did not make matching contributions.

Grants of Plan-Based Awards – 2021

The following table shows information regarding the incentive awards granted to the named executive officers for 2021:

						All other stock awards: number of shares of stock or units (#)(4)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/sh)	Grant date fair value of stock and option awards
			Estimated future payouts under non-equity incentive plan awards
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Chun K. Hong	Cash Incentive(1)	—	—	665,000	—	—	—	—	—
	Stock Options(2)	1/13/2021	—	—	—	—	1,000,000	0.72	627,060
Gail Sasaki	Cash Incentive(1)	—	—	205,000	—	—	—	—	—
	Time-Based RSUs(3)	1/13/2021	—	—	—	100,000	—	—	72,400

(1)	Relates to the cash bonus granted as a result of a favorable settlement of SK hynix lawsuit during 2021.
(2)	The material terms of each stock option award granted in 2021 are described below under “Outstanding Equity Awards at Fiscal Year End.”
(3)	The material terms of each RSU award granted in 2021 are described below under “Outstanding Equity Awards at Fiscal Year End.”
(4)	During the first quarter of 2022, Mr. Hong and Ms. Sasaki were granted 800,000 and 200,000 RSUs with aggregated fair values of $2,696,000 and $674,000, respectively, due to the significant increase in net sales and gross profit and net income recorded for the first time since 2006. The awards granted were within the reasonable range as provided in the 2021 third party compensation consultants’ report from Mercer LLC.

Outstanding Equity Awards at Fiscal Year End

The following table shows information about the equity awards held by our named executive officers as of January 1, 2022:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(#)(1)	Number of Securities Underlying Unexercised Options Unexercisable(#)(1)	Option Exercise Price($)	Option Expiration Date	Number of Shares That Have Not Vested(#)(2)	Market Value of Shares That Have Not Vested($)(2)
Chun K. Hong	2/11/2013	300,000	—	0.71	2/11/2023	—	—
	2/21/2014	300,000	—	2.05	2/21/2024	—	—
	1/6/2015	300,000	—	0.84	1/6/2025	—	—
	1/18/2016	300,000	—	0.70	1/18/2026	—	—
	2/14/2017	300,000	—	1.02	2/14/2027	—	—
	1/13/2021	187,500	812,500	0.72	1/13/2031
	3/7/2019	—	—	—	—	278,436	1,795,912
	3/6/2020	—	—	—	—	187,500	1,209,375
Gail Sasaki	3/18/2019	—	—	—	—	154,405	995,912
	3/6/2020	—	—	—	—	46,875	302,344
	1/13/2021	—	—	—	—	87,500	564,375
(1)

Represents stock option awards granted under the Netlist, Inc. Amended and Restated 2006 Equity Incentive Plan (the “Equity Plan”). These stock option awards that are not fully exercisable vest in 16 equal quarterly installments, subject to continued service on each vesting date, subject to accelerated vesting in certain circumstances as described under “Employment Agreements” above.

(2)	Represents RSUs granted under the Equity Plan. Restrictions on RSUs lapse in eight equal semi-annual installments from the grant date.

2021 Option Exercised and Stock Vested

The following table show information regarding the vesting during 2021 of stock options and RSUs previously granted to the named executive offers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(1)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(2)
Chun K. Hong	300,000	1,106,687	260,625	1,021,648
Gail Sasaki	450,000	2,099,092	134,188	513,070

(1)	Reflects the product of the number of shares of stock subject to the exercised option multiplied by the difference between the market price of our common stock at the time of exercise on the exercise date and the exercise price of the option
(2)	Reflects the product of the number of shares of stock vested multiplied by the market price of our common stock on the vesting date

Employee Compensation Risks

Our management oversees management of risks relating to our compensation plans and programs and has assessed the risks associated with our compensation policies and practices for all employees, including non-executive officers. These include risks relating to setting ambitious targets for our employees’ compensation or the vesting of their equity awards and our emphasis on equity-based compensation, and the potential impact of such practices on the retention or decision-making of our employees, particularly our senior management. Based on the results of this assessment, we do not believe that our compensation policies and practices for all employees, including non-executive officers, create risks that are reasonably likely to have a material adverse effect on us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of February 21, 2022 (the “Table Date”) unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each person named below is c/o Netlist, Inc., 111 Academy, Suite 100, Irvine, CA 92617.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Chun K. Hong (2)	6,994,847	3.0%
Gail Sasaki (3)	198,452	*
All executive officers and directors as a group (2 persons) (4)	7,193,299	3.1%
*	Represents beneficial ownership of less than 1%.
(1)	All ownership percentages are based on 230,565,477 shares of our common stock outstanding as of the Table Date.
(2)	Represents (i) 1,942,813 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date and (ii) 5,052,034 outstanding shares of common stock, of which 4,611,177 shares are held by Mr. Hong and his wife, Won K. Cha, as co-trustees of the Hong-Cha Community Property Trust. Mr. Hong and Ms. Cha possess shared voting and investment power over the shares of common stock held by the Hong-Cha Community Property Trust, and each disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein.
(3)	Represents 60,844 shares of common stock from restricted stock that will vest within 60 days after the Table date and 137,608 shares of common stock outstanding.
(4)	Represents (i) 2,003,657 shares of common stock issuable upon the exercise of stock options and restricted stock units that are or will be vested and exercisable within 60 days after the Table Date and (ii) 5,189,642 outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of January 1, 2022 about compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights($)(1)	Number of securities remaining available for future equity compensation plans
Equity compensation plans approved by security holders	8,126,728	(2)	0.88	1,726,990	(3)
Equity compensation plans not approved by security holders	450,000	(4)	0.77	—
Total	8,576,728		0.88	1,726,990
(1)	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and do not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(2)	This number includes the following outstanding awards granted under the Equity Plan: 5,898,926 shares subject to outstanding stock options and 2,227,802 shares subject to outstanding RSUs.
(3)	Subject to certain adjustments, as of January 1, 2022, we were authorized to issue a maximum of 17,405,566 shares of our common stock pursuant to awards granted under the Equity Plan.
(4)	Consists of 450,000 stock option awards outstanding as of January 1, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Related party transactions are reviewed by our sole Director in accordance with our related party transaction policy. Related parties include our directors and officers, their family members and affiliates, and certain beneficial owners. In cases where the related party is a director or an affiliate of a director, that director does not participate in the review of the proposed transaction. Except as described below and except for employment arrangements, which are described in Item 11 above, during 2021, there were no actual or proposed related party transactions in excess of $120,000 other than the following:.

Our Executive Vice President of Sales and Operations (formerly, our Vice President of Netlist Base and Commodity Sales), Paik K. Hong, is the brother of Chun K. Hong, our President, Chief Executive Officer and Sole Director. For 2021, Mr. P. K. Hong earned cash salary of $250,000 and cash bonus of $175,000 and received $19,098 for weekly fitness training.

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

Director Independence

Due to the dissolution of all committees of the Board and reduction of the number of directors to one director, our President and Chief Executive Officer, Mr. Hong, in August 2020, we currently do not have an independent director.

Item 14.	Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed to us by our independent registered public accounting firm, KMJ Corbin & Company LLP (“KMJ”), for 2021 and 2020:

	2021($)	2020($)
Audit Fees (1)	202,650	118,550
Audit-Related Fees (2)	—	—
Tax Fees (2)	—	—
All Other Fees (2)	—	—
Total Fees	202,650	118,550
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

(2)	KMJ did not bill to us any audit-related fees, tax fees or other fees in 2021 or 2020.

Pre-Approval Policies and Procedures

Prior to its dissolution in August 2020, our Audit Committee’s charter required our Audit Committee to pre-approve all audit and permissible non-audit services to be performed for us by our independent registered public accounting firm, except for certain “de minimus” non-audit services that may be ratified by the Audit Committee in accordance with applicable SEC rules. Our Audit Committee pre-approved all services performed by KMJ in 2020. All services performed by KMJ in 2021 were pre-approved by our Sole Director.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report

(1)All financial statements

(3)	Financial statement schedules

Schedule II – Valuation and Qualifying Accounts (in thousands)

AR Allowance and Sales Returns Reserve	Balance at Beginning of Year	Charged to Expense	Write-offs	Balance at End of Year
December 28, 2019	$39	$(289)	$311	$61
January 2, 2021	$61	$(541)	$637	$157
January 1, 2022	$157	$(104)	$230	$283

All other financial statement schedules have been omitted, as they are not required, not applicable, or the required information is otherwise included.

(3)Exhibit listing

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1.1	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	3.1	August 17, 2018
3.1.3	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	3.1.2	August 15, 2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.1	December 20, 2012
3.2.1	Certificate of Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.1	December 29, 2017
4.1	Description of the Registrant’s Securities		10-K	001-33170	4.1	March 10, 2020
4.2	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated July 17, 2013		8-K	001-33170	4.1	July 18, 2013
4.3	Senior Secured Convertible Promissory Note, dated November 18, 2015, issued by Netlist, Inc. to SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	4.1	November 19, 2015

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.4	Stock Purchase Warrant, dated November 18, 2015, issued by Netlist, Inc. to SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	4.2	November 19, 2015
4.5	Stock Purchase Warrant, dated November 18, 2015, issued by Netlist, Inc.		10-K	001-33170	4.4	March 31, 2017
4.6	Rights Agreement, dated as of April 17, 2017, by and between Netlist, Inc. and Computershare Trust Company, N.A., as rights agent		8-K	001-33170	4.1	April 17, 2017
4.7	Amendment No. 1 to Rights Agreement, dated as of April 16, 2018, by and between Netlist, Inc. and Computershare Trust Company, N.A., as rights agent.		8-K	001-33170	4.1	April 17, 2018
4.8	Amendment No. 2 to Rights Agreement, dated as of April 16, 2019, by and between Netlist, Inc. and Computershare Trust Company, N.A., as rights agent		8-K	001-33170	4.1	April 17, 2019
4.9	Amendment No. 3 to Rights Agreement, dated as of August 14, 2020, by and between Netlist, Inc. and Computershare Trust Company, as rights agent		8-K	001-33170	4.1	August 14, 2020
4.10	Form of Warrant Agreement to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated September 12, 2018.		8-K	001-33170	4.1	September 14, 2018
10.1#	Form of Indemnity Agreement for officers and directors		S-1	333-136735	10.12	August 18, 2006
10.2#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong		S-1	333-136735	10.13	September 27, 2006
10.3#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.3	March 22, 2019
10.4#	Form of Restricted Stock Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-Q	001-33170	10.2	May 17, 2010
10.5#	Form of Incentive Stock Option Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.6	March 31, 2017
10.6	Loan and Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc.		8-K	001-33170	10.1	November 2, 2009
10.7	Intercompany Subordination Agreement, dated October 31, 2009, among Silicon Valley Bank, Netlist, Inc., and Netlist Technology Texas, L.P.		8-K	001-33170	10.2	November 2, 2009
10.8	Guarantor Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist Technology Texas LP		8-K	001-33170	10.3	November 2, 2009

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.9	Intellectual Property Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc.		8-K	001-33170	10.4	November 2, 2009
10.10	Amendment to Loan Documents, dated March 24, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 7, 2010
10.11	Amendment to Loan Documents, dated June 30, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.2	August 12, 2010
10.12	Amendment to Loan Documents, dated September 30, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	November 16, 2010
10.13	Amendment to Loan Documents, dated May 11, 2011, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 12, 2011
10.14	Amendment to Loan Documents, dated August 10, 2011, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	August 15, 2011
10.15	Amendment to Loan Documents, dated May 14, 2012, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 15, 2012
10.16	Forbearance to Loan and Security Agreement, dated March 27, 2013, between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.32	March 29, 2013
10.17	Amendment to Loan Documents, dated July 17, 2013, between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.6	November 12, 2013
10.18	Amendment to Loan Documents, dated September 30, 2014, between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.24	March 27, 2015
10.19	Senior Secured Convertible Promissory Note and Warrant Purchase Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	10.1	November 19, 2015
10.20	Registration Rights Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	10.2	November 19, 2015
10.21	Amendment to Loan Documents, dated January 29, 2016, between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	February 1, 2016
10.22	Amendment to Loan and Security Agreement, dated March 27, 2017, between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	March 29, 2017
10.23	Amendment to Loan and Security Agreement, dated April 12, 2017, by and between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.1	August 15, 2017

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.24	Amendment to Loan and Security Agreement, dated March 20, 2018, by and between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	March 26, 2018
10.25	Amendment to Loan and Security Agreement, dated March 21, 2019, by and between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.25	March 22, 2019
10.26	Amendment to Loan and Security Agreement, dated February 27, 2020, by and between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.26	March 10, 2020
10.27	Amendment to Loan and Security Agreement dated April 9, 2021, by and between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.1	May 18, 2021
10.28	Investment Agreement, dated May 3, 2017, by and between Netlist, Inc. and TR Global Funding V, LLC		10-Q	001-33170	10.2	August 15, 2017
10.29	Security Agreement, dated May 3, 2017, by and between Netlist, Inc. and TR Global Funding V, LLC		10-Q	001-33170	10.3	August 15, 2017
10.30	Intercreditor Agreement, dated May 3, 2017, by and between SVIC No. 28 New Technology Business Investment L.L.P. and TR Global Funding V, LLC and consented and agreed to by Netlist, Inc.		10-Q	001-33170	10.4	August 15, 2017
10.31	Intercreditor Agreement, dated May 3, 2017, by and between Silicon Valley Bank and TR Global Funding V, LLC and consented and agreed to by Netlist, Inc.		10-Q	001-33170	10.5	August 15, 2017
10.32	Amended and Restated Intercreditor Agreement, dated April 20, 2017, by and between SVIC No. 28 New Technology Business Investment L.L.P and Silicon Valley Bank and consented and agreed to by Netlist, Inc.		10-Q	001-33170	10.6	August 15, 2017
10.33	Purchase Agreement, dated June 24, 2019, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.1	June 24, 2019
10.34	Purchase Agreement, dated March 5, 2020, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		10-K	001-33170	10.37	March 10, 2020
10.35	Purchase Agreement dated July 12, 2021, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.1	July 12, 2021
10.36	Registration Rights Agreement, dated July 12, 2021 between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.2	July 12, 2021

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.37	Purchase Agreement, dated September 28, 2021 between Netlist, Inc. and Lincoln Park Capital, LLC		8-K	001-33170	1.1	September 28, 2021
10.38	Registration Rights Agreement, dated September 28, 2021, between Netlist, Inc. and Lincoln Park Capital Fund, LLC.		8-K	001-33170	1.2	September 28, 2021
10.39	Lease, dated April 28, 2021, by and between Netlist, Inc. and University Research Park, LLC		8-K	001-33170	10.1	May 3, 2021
21.1	Subsidiaries of Netlist, Inc.	X
23	Consent of KMJ Corbin & Company LLP	X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	The cover page from the Company’s Annual	X
Report on Form 10-K for the fiscal year ended January 1, 2022 (formatted as inline XBRL and contained in Exhibit 101)
+	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
§	Confidential treatment has been granted with respect to portions of this exhibit.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2022

Netlist, Inc.

By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chun K. Hong	President, Chief Executive Officer and Sole Director
Chun K. Hong	(Principal Executive Officer)	March 1, 2022

/s/ Gail Sasaki	Executive Vice President and Chief Financial Officer
Gail Sasaki	(Principal Financial and Accounting Officer)	March 1, 2022