Form 10-Q
period 2022-04-02
NETLIST INC
filed 2022-05-09
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

or

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
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

As of May 03, 2022, there were 231,028,600 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended April 2, 2022

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	April 2,	January 1,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,530	$47,679
Restricted cash	20,800	10,800
Accounts receivable, net of allowances of $207 (2022) and $283 (2021)	5,777	12,727
Inventories	19,503	15,670
Prepaid expenses and other current assets	1,167	1,126
Total current assets	84,777	88,002
Property and equipment, net	1,129	989
Operating lease right-of-use assets	2,279	1,891
Other assets	287	294
Total assets	$88,472	$91,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$28,963	$25,887
Revolving line of credit	4,732	7,000
Accrued payroll and related liabilities	1,345	1,308
Accrued expenses and other current liabilities	709	632
Long-term debt due within one year	376	562
Total current liabilities	36,125	35,389
Operating lease liabilities	1,994	1,593
Other liabilities	187	152
Total liabilities	38,306	37,134
Commitments and contingencies
Stockholders' equity :
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 231,029 (2022) and 230,113 (2021) shares issued and outstanding	232	231
Additional paid-in capital	245,861	243,866
Accumulated deficit	(195,927)	(190,055)
Total stockholders' equity	50,166	54,042
Total liabilities and stockholders' equity	$88,472	$91,176

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	April 2,	April 3,
	2022	2021
Net product sales	$50,200	$14,897
Cost of sales	46,837	13,396
Gross margin	3,363	1,501
Operating expenses:
Research and development	2,457	1,124
Intellectual property legal fees	2,826	2,287
Selling, general and administrative	3,938	1,957
Total operating expenses	9,221	5,368
Operating loss	(5,858)	(3,867)
Other expense, net:
Interest expense, net	(11)	(147)
Other expense, net	(2)	(2)
Total other expense, net	(13)	(149)
Loss before provision for income taxes	(5,871)	(4,016)
Provision for income taxes	1	1
Net loss	$(5,872)	$(4,017)

Loss per share:
Basic and diluted	$(0.03)	$(0.02)
Weighted-average common shares outstanding:
Basic and diluted	230,546	205,680

See accompanying Notes to the Condensed Consolidated Statements.

B

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders Equity (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	230,113	$231	$243,866	$(190,055)	$54,042
Net loss	—	—	—	(5,872)	(5,872)
Issuance of common stock, net	303	—	1,767	—	1,767
Exercise of stock options	197	—	138	—	138
Stock-based compensation	—	—	682	—	682
Restricted stock units vested and distributed	533	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(117)	—	(591)	—	(591)
Balance, April 2, 2022	231,029	$232	$245,861	$(195,927)	$50,166

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 2, 2021	195,978	$195	$192,071	$(194,886)	$(2,620)
Net loss	—	—	—	(4,017)	(4,017)
Issuance of common stock, net	11,700	12	9,349	—	9,361
Exercise of stock options	476	—	376	—	376
Exercise of warrants	6,508	7	3,975	—	3,982
Stock-based compensation	—	—	338	—	338
Restricted stock units vested and distributed	501	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(150)	—	(276)	—	(276)
Balance, April 3, 2021	215,013	$215	$205,832	$(198,903)	$7,144

See accompanying Notes to the Condensed Consolidated Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	April 2,	April 3,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,872)	$(4,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	81	33
Interest accrued on convertible promissory notes	—	76
Amortization of debt discounts	—	53
Non-cash lease expense	167	112
Stock-based compensation	682	338
Changes in operating assets and liabilities:
Accounts receivable	6,950	(998)
Inventories	(3,833)	(5,358)
Prepaid expenses and other assets	(34)	(196)
Accounts payable	3,076	5,777
Accrued payroll and related liabilities	37	(13)
Accrued expenses and other liabilities	(37)	(98)
Net cash provided by (used in) operating activities	1,217	(4,291)
Cash flows from investing activities:
Acquisition of property and equipment	(221)	(41)
Net cash used in investing activities	(221)	(41)
Cash flows from financing activities:
Net (payments) borrowings under line of credit	(2,268)	962
Principal repayments under finance lease	(5)	—
Repayments on notes payable	(186)	(83)
Proceeds from issuance of common stock, net	1,767	9,361
Proceeds from exercise of stock options and warrants	138	4,358
Payments for taxes related to net share settlement of equity awards	(591)	(276)
Net cash (used in) provided by financing activities	(1,145)	14,322
Net change in cash, cash equivalents and restricted cash	(149)	9,990
Cash, cash equivalents and restricted cash at beginning of period	58,479	16,526
Cash, cash equivalents and restricted cash at end of period	$58,330	$26,516

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$37,530	$21,616
Restricted cash	20,800	4,900
Cash, cash equivalents and restricted cash at end of period	$58,330	$26,516

See accompanying Notes to the Condensed Consolidated Statements.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto as of and for the year ended January 1, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022 (the “2021 Annual Report”).

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to April 2, 2022 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. The Company’s fiscal year 2022 will include 52 weeks and ends on December 31, 2022. Each quarter of fiscal year 2022 will be comprised of 13 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in January and the associated quarters, months and periods of those fiscal years.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results may differ materially from those estimates.

Recently Issued Accounting Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, and also improves and amends the related earnings per share guidance for both Subtopics. The ASU was effective for the three months ended April 2, 2022. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements as the Company paid off its convertible debt in December 2021.

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	April 2,	January 1,
	2022	2022
Raw materials	$8,448	$4,208
Work in process	219	154
Finished goods	10,836	11,308
	$19,503	$15,670

Loss Per Share

The following table shows the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	April 2,	April 3,
	2022	2021
Numerator: Net loss	$(5,872)	$(4,017)
Denominator: Weighted-average common shares outstanding—basic and diluted	230,546	205,680
Net loss per share—basic and diluted	$(0.03)	$(0.02)

The table below shows potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion feature of a convertible note using the “if-converted” method, and the shares vesting of issuable upon the RSAs and RSUs. These potential weighted average common share equivalents have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	April 2,	April 3,
	2022	2021
Weighted average common share equivalents	$6,369	$17,082

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended
	April 2,	April 3,
	2022	2021
Resales of third-party products	$45,585	$11,358
Sale of the Company's modular memory subsystems	4,615	3,539
Total net sales	$50,200	$14,897

Major Customers and Products

The Company’s net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended
	April 2,		April 3,
	2022		2021
Customer A	*	%	10%
Customer B	*	%	10%
Customer C	53%		* %

*	Less than 10% of net sales during the period.

As of April 2, 2022, one customer represented 36% of aggregated gross receivables. As of January 1, 2022, four customers represented 26%, 16%, 13%, and 13% of aggregate gross receivables, respectively. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three months ended April 2, 2022 and April 3, 2021, resales of these products represented approximately 91% and 76% of net product sales, respectively.

Note 4—Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as the same may from time to time be amended, modified, supplemented or restated, (the “SVB Credit Agreement”), which provides for a revolving line of credit up to $5.0 million. The borrowing base is limited to 85% of the eligible accounts receivable, subject to certain adjustments. On April 9, 2021, we entered into an amendment to the SVB Credit Agreement to accrue interest on borrowings at a per annum rate equal to the greater of 2.25% above the Wall Street Journal prime rate (“Prime Rate”) or 5.50% from the Prime Rate plus 2.75% and to extend the maturity date to December 30, 2021. In December 2021, after meeting the conditions set forth in the amendment, the amount available for borrowing was increased to $7.0 million and the maturity date was extended to April 29, 2022, upon our request.

On April 29, 2022, the Company entered into an amendment to the SVB Credit Agreement to accrue interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate or 4.25%. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. The maximum amount available for borrowing was increased to $10.0 million and the maturity date to April 28, 2023.

The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of April 2, 2022 and January 1, 2022, (i) outstanding letters of credit were $20.8 million and $10.8 million, respectively, (ii) outstanding borrowings were $4.7 million and $7.0 million, respectively, and (iii) availability under the revolving line of credit was $0.1 million and none, respectively.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	April 2,	January 1,
	2022	2022
Note payable	376	562
Less: amounts due within one year	(376)	(562)
Long-term debt	$—	$—

.

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2022	2021
Lease cost:
Operating lease cost	$198	$119
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$149	$119
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$555	$—

For the three months ended April 2, 2022, and April 3, 2021, finance lease costs and cash flows from finance lease were immaterial.

Supplemental balance sheet information related to leases was as follows (in thousands):

	April 2,	January 1,
	2022	2022
Operating Leases
Operating lease right-of-use assets	$2,279	$1,891
Accrued expenses and other current liabilities	$352	$318
Operating lease liabilities	1,994	1,593
Total operating lease liabilities	$2,346	$1,911

Finance Leases
Property and equipment, at cost	$116	$116
Accumulated depreciation	(60)	(54)
Property and equipment, net	$56	$62
Accrued expenses and other current liabilities	$24	$24
Other liabilities	35	41
Total finance lease liabilities	$59	$65

The following table includes supplemental information:

	April 2,	January 1,
	2022	2022
Weighted Average Remaining Lease Term (in years)
Operating lease	4.7	4.8
Finance lease	2.7	2.9
	.
Weighted Average Discount Rate
Operating lease	5.5%	5.5%
Finance lease	5.2%	5.2%

Maturities of lease liabilities as of April 2, 2022, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2022 (remainder of the year)	$362	$20
2023	452	26
2024	601	10
2025	621	5
2026	639	3
2027	23	—
Total lease payments	2,698	64
Less: imputed interest	(352)	(5)
Total	$2,346	$59

Note 7 – Commitments and Contingencies

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

Google Litigation

On December 4, 2009, Netlist filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “NDCA”), seeking damages and injunctive relief based on Google’s alleged infringement of our U.S. Patent No. 7,619,912 (the “‘912 patent”) which relates generally to technologies to implement rank multiplication. The NDCA case was stayed, pending challenges to the ‘912 patent before the United States Patent and Trademark Office. Eventually, the United States Court of Appeals for the Federal Circuit confirmed the ‘912 patent’s validity on June 15, 2020, and the NDCA case stay was lifted. the case proceeded before Senior Judge Armstrong, where the parties entered cross motions for summary judgment. Of the issues in play, the parties contested the application of the defense of intervening rights to the claims at issue in the case. Afterward, the NDCA case was re-assigned to Chief Judge Seeborg of the NDCA, and the hearing for the parties’ cross motions took place on March 3, 2022. On May 5, 2022, Chief Judge Seeborg entered an Order granting Netlist, Inc.’s Motion for Summary Judgement that Claim 16 of the ‘912 patent is not subject to Google’s pleaded defense of Intervening Rights, while also entering orders on other issues, including setting a remote case management conference for June 23, 2022 at 10:00am pacific time.

Micron Litigation

On April 28, 2021, Netlist filed a complaint for patent infringement against Micron Technology, Inc. (“Micron”) in the United States District Court for the Western District of Texas, Waco Division (Case No. 6:21-cv00431 & Case No. 6:21-cv-00430) These proceedings are based on the alleged infringement by Micron’s load reduced dual in line memory modules (“LRDIMM”) and Micron’s non-volatile dual in line memory modules (“NVDIMM”) enterprise memory modules under four U.S. patents – US Pat. No. 10,489,314; US Pat. No. 9,824,035; US Pat. No. 10,268,608; & US Pat. No. 8,301,833. As of the reporting date, the case has been assigned to Hon. Judge Lee Yeakel, and the parties completed briefing on their claim construction arguments. The matter is set for a Claim Construction hearing on May 12, 2022.

In parallel, Micron filed requests to bring Inter Partes Review (“IPR”) proceedings against all four asserted patents: U.S. Patents 8,301,833, 9,854,035, 10,268,608, and 10,489,314. As of the reporting date, the PTAB has not made a decision with respect any of these IPR requests.

Samsung Litigations

On May 28, 2020, Netlist filed a complaint against Samsung in the United States District Court for the Central District of California for Samsung’s breach of the parties’ JDLA. On July 22, 2020, Netlist amended its complaint to seek a Declaratory Judgment that it properly terminated the JDLA in light of Samsung’s material breaches. On October 14, 2021, the Court entered summary judgment in Netlist’s favor and confirmed Netlist properly terminated the JDLA as of July 15, 2020. On February 15, 2022, the Court entered a Final Judgment in favor of Netlist on each of its three claims and confirmed conclusively that all licenses granted under the JDLA were terminated. On February 25, 2022, Samsung filed a Notice of Appeal, and the Federal Court of Appeals for the Ninth Circuit issued a Time Schedule Order on February 28, 2022, setting Samsung’s deadline to file an opening appeal brief as June 6, 2022. Netlist noticed its intention to file a cross-appeal and the Ninth Circuit confirmed a contemporaneous briefing deadline of June 6, 2022, for the same.

On October 15, 2021, Samsung filed a declaratory judgement action against Netlist in the United States District Court for the District of Delaware (“DDE”), requesting in relevant part that the Delaware District Court declare that Samsung does not infringe Netlist’s U.S. Patent Nos. 7,619,912, 9,858,218, 10,217,523, 10,474,595, 10,860,506, 10,949,339, and 11,016,918. As of the reporting date, Samsung seeks leave to add U.S. Pat. 11,232,054 (issued Jan. 25, 2022) to the action. Netlist believes Samsung’s claims levied in the DDE action meritless, and the relief Samsung requests unjustified. As of the reporting date, Netlist filed a motion seeking dismissal of Samsung’s DDE complaint, and an opposition contesting the inclusion of U.S. Pat. 11,232,054 as part of a second amended complaint filing. The matter is fully briefed, and Netlist awaits an order from the Court.

On November 19, 2021, Samsung filed IPR proceedings contesting the validity of U.S. Patents 9,858,218 (the “’218 patent”), 10,474,595 (the “’595 patent”), and 10,217,523 (the “’523 patent”). Netlist filed its initial responses to Samsung’s petitions on February 18, 2022, contesting the institution of any IPR on the grounds propounded. As of the reporting date, the PTAB has not yet made decision with respect to the IPR requests related to the ‘218 or ‘595 patents, but did enter an order instituting IPR proceedings for the ‘523 patent on May 5, 2022. On February 17, 2022, Samsung filed a separate IPR request contesting the validity of only claim 16 within Netlist’s U.S. Patent 7,619,912. The PTAB issued a filing date for this challenge of the ‘912 patent, making Netlist’s Patent Owner Preliminary Response due on July 21, 2022. As of the reporting date, Samsung has filed two additional IPR proceedings contesting the validity of Netlist’s U.S. Patents 10,860,506 and 10,949,339. The PTAB issued filing dates for both, making Netlist’s deadline to file its Preliminary Responses to each on July 21, 2022 and July 28, 2022, respectively,

On December 20, 2021, Netlist filed for a complaint for patent infringement against Samsung in the United States Court for the Eastern District of Texas (Case No. 2:21-cv-463) under US Pat. No. 10,860,506; US Pat. No. 10,949,339; & US Pat. No. 11,016,918. Samsung responded to Netlist’s complaint on April 12, 2022, and Judge Gilstrap ordered a scheduling conference be set for May 18, 2022. On May 3, 2022, Netlist entered a First Amended Complaint pursuant to FRCP Rule 15, adding claims for infringement under three additional patents: U.S. Patents 8,787,060, 9,318,160, and 11,232,054. On May 4, 2022, Netlist complied with the EDTX local patent rules and served its preliminary infringement contentions on Samsung. As of the reporting date, Netlist awaits its opportunity to appear in Judge Gilstrap’s ordered case management conference.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of April 2, 2022 or January 2, 2022.

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

Common Stock

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, the Company entered into a purchase agreement (the “September 2021 Purchase Agreement”) with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $75 million in shares of its common stock subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. Concurrent with the execution of the September 2021 Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park relating to the Company’s common stock to be sold to Lincoln Park. As consideration for entering into the September 2021 Purchase Agreement, the Company issued to Lincoln Park 218,750 shares of its common stock as initial commitment shares in a noncash transaction on September 28, 2021 and will issue up to 143,750 additional shares of its common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. The Company will not receive any cash proceeds from the issuance of these additional commitment shares.

Pursuant to the September 2021 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the September 2021 Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 750,000 shares of its common stock, provided Lincoln Park’s obligation under any single such purchase will not exceed $4.0 million, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single regular purchase. If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a regular purchase, then in addition to such regular purchase, and subject to certain conditions and limitations in the September 2021 Purchase Agreement, the Company may direct Lincoln Park to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding regular purchase or (ii) 30% of the total number of shares of its common stock traded during a specified period on the applicable purchase date as set forth in the September 2021 Purchase Agreement. Under certain circumstances and in accordance with the September 2021 Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

The Company controls the timing and amount of any sales of its common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for the Company’s common stock under the September 2021 Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the September 2021 Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the September 2021 Purchase Agreement if that would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The September 2021 Purchase Agreement does not limit the Company’s ability to raise capital from other sources at the Company’s sole discretion, except that, subject to certain exceptions, the Company may not enter into any Variable Rate Transaction (as defined in the September 2021 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the September 2021 Purchase Agreement. The Company has the right to terminate the September 2021 Purchase Agreement at any time, at no cost to the Company.

During 2021, Lincoln Park purchased an aggregate of 1,550,000 shares of our common stock for a net purchase price of $10.9 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 20,809 shares of our common stock as additional commitment shares in noncash transactions. During the first quarter of 2022, Lincoln Park purchased an aggregate of 300,000 shares of our common stock for a net purchase price of $1.8 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 3,387 shares of our common stock as additional commitment shares in noncash transactions.

Note 9—Stock-Based Awards

As of April 2, 2022, the Company had 487,512 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the three months ended April 2, 2022:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 1, 2022	5,899	$0.88
Granted	—	—
Exercised	(197)	0.70
Expired or forfeited	(372)	0.76
Outstanding as of April 2, 2022	5,330	$0.90

Restricted Stock Units

The following table summarizes the activity related to RSUs during the three months ended April 2, 2022:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Outstanding as of January 1, 2022	2,228	$1.36
Granted	1,446	3.65
Vested	(533)	0.76
Forfeited	(2)	0.54
Outstanding as of April 2, 2022	3,139	$2.52

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 2,	April 3,
	2022	2021
Cost of sales	$3	$3
Research and development	176	110
Selling, general and administrative	503	225
Total	$682	$338

As of April 2, 2022, the Company had approximately $8.0 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 3.4 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

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

The following MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as our Annual Report on Form 10-K for our fiscal year ended January 1, 2022 (the “2021 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). All information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “Netlist,” “we,” “us,” or “our” as used herein refers collectively to Netlist, Inc. and its consolidated subsidiaries, unless otherwise stated.

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

During the first quarter of 2022, we recorded net sales of $50.2 million, gross margin of $3.4 million and net loss of $5.9 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility. See “Recent Developments” and “Liquidity and Capital Resources” below for more information.

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

On April 29, 2022, we entered into an amendment to the SVB Credit Agreement to accrue interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate or 4.25%. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. The maximum amount available for borrowing was increased to $10.0 million and the maturity date to April 28, 2023.

As of April 2, 2022, the outstanding borrowings under the SVB Credit Agreement were $4.7 million with additional borrowing availability of $0.1 million. During the three months ended April 2, 2022, we made net payments of $2.3 million under the SVB Credit Agreement.

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into a purchase agreement (the “Second 2021 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the Second 2021 Purchase Agreement subject to the conditions and limitations set forth in the Second 2021 Purchase Agreement.

During 2021, Lincoln Park purchased an aggregate of 1,550,000 shares of our common stock for a net purchase price of $10.9 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to

Lincoln Park an aggregate of 20,809 shares of our common stock as additional commitment shares in noncash transactions. During the first quarter of 2022, Lincoln Park purchased an aggregate of 300,000 shares of our common stock for a net purchase price of $1.8 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 3,387 shares of our common stock as additional commitment shares in noncash transactions

Economic Conditions, Challenges and Risks

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

Results of Operations

Net Sales and Gross Margin

Net sales and gross margin for the three months ended April 2, 2022, and April 3, 2021 were as follows (dollars in thousands):

	Three Months Ended
	April 2,	April 3,	%
	2022	2021	Change
Net sales	$50,200	$14,897	237%
Cost of sales	46,837	13,396	250%
Gross profit	$3,363	$1,501	124%
Gross margin	7%	10%

Net Sales

Net sales include resales of component products including DIMMs, SSDs, and dynamic random access memory (“DRAM ICS” OR DRAM) products, and sales of our high-performance memory subsystems.

Net product sales increased by approximately $35.3 million during the first quarter of 2022 compared to the same quarter of 2021, primarily as a result of a $35.2 million increase in re-sale of SK Hynix products and a $1.1 million increase in sale of Netlist’s flash and SSD products, offset by a $1.0 million decrease in sales of low profile memory subsystem products.

Gross Margin

Product gross profit increased during the first quarter of 2022 compared to the same periods of 2021 due primarily to higher sales across all product groups. Product gross margin percentage decreased between the periods as a result of the change in our product mix and increased component product resales as a percentage of revenue.

Operating Expenses

Operating expenses for the three months ended April 2, 2022, and April 3, 2021, were as follows (dollars in thousands):

	Three Months Ended
	April 2,	April 3,	%
	2022	2021	Change
Research and development	$2,457	$1,124	119%
Percentage of net sales	5%	8%
Intellectual property legal fees	$2,826	$2,287	24%
Percentage of net sales	6%	15%
Selling, general and administrative	$3,938	$1,957	101%
Percentage of net sales	8%	13%

Research and Development

Research and development expenses increased during the first quarter 2022 compared to the same period of 2021 due primarily to an increase in employee headcount, related overhead and new product research.

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

Intellectual property legal fees increased during the first quarter 2022 compared to the same period of 2021 primarily due to our continued efforts to defend and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased during the first quarter of 2022 compared to the same period of 2021 due primarily to an increase in employee headcount and overhead and outside services. As a result of the significant increase in the value of our non-affiliate public float in recent periods, we are a “large accelerated filer” as of the end of fiscal year ended January 2, 2022 which means that we need to file our quarterly and annual reports on an accelerated basis and that we are required to have our independent registered public accounting firm audit and attest to our internal control over financial reporting. Complying with these requirements requires us to invest a material amount in enhancing our financial reporting infrastructure that will cause our selling, general and administrative expenses to increase in future periods.

Other Expense, Net

Other expense, net for the three months ended April 2, 2022, and April 3, 2021 was as follows (dollars in thousands):

	Three Months Ended
	April 2,	April 3,	%
	2022	2021	Change
Interest expense, net	$(11)	$(147)
Other expense, net	(2)	(2)
Total other expense, net	$(13)	$(149)	91%

Interest expense, net, in 2021 consisted primarily of interest expense on the $15 million secured convertible note issued to SVIC in November 2015 and a revolving line of credit under the SVB Credit Agreement, along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note. The SVIC note was paid off in the fourth quarter of 2021 resulting in a decrease in interest expense for the first quarter of 2022. During the first quarter of 2022, other expense was consistent compared with the same quarter of 2021.

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

The following tables present selected financial information as of April 2, 2022, and January 1, 2022 and for the first three months of 2022 and 2021 (in thousands):

	April 2,	January 1,
	2022	2022
Cash, cash equivalents and restricted cash	$58,330	$58,479
Convertible promissory note and accrued interest, net	376	562
Working capital	48,652	52,613

	Three Months Ended
	April 2,	April 3,
	2022	2021
Net cash provided by (used in) operating activities	$1,217	$(4,291)
Net cash used in investing activities	(221)	(41)
Net cash (used in) provided by financing activities	(1,145)	14,322

During the three months ended April 2, 2022, net cash provided by operating activities was primarily a result of net loss of $5.9 million, non-cash adjustments to net loss of $0.9 million, and net cash inflows from changes in operating assets and liabilities of $6.2 million driven predominantly by an increase in accounts payable due to higher inventory purchases to support increase in sales and higher legal fees to defend our patent portfolio, and a decrease in accounts receivable. Net cash used in financing activities during the three months ended April 2, 2022 primarily consisted of $1.8 million in net proceeds from issuance of common stock under the Second 2021 Lincoln Park Purchase Agreements, $0.1 million in proceeds from exercise of stock options, offset by $2.3 million in net repayments under the SVB Credit Agreement and $0.6 million in payments for taxes related to net share settlement of equity awards.

During the three months ended April 3, 2021, net cash used in operating activities was primarily a result of net loss of $4.0 million and non-cash adjustments to net loss of $0.6 million, offset by net cash outflows from changes in operating assets and liabilities of $0.9 million driven predominantly by an increase in inventories due to higher purchases to support increased sales, partially offset by an increase in accounts payable. Net cash provided by financing activities during the three months ended April 3, 2021 primarily consisted of $9.4 million in net proceeds from issuance of common stock under the Lincoln Park Purchase Agreements, $4.0 million in proceeds from exercise of warrants, $0.4 million in proceeds from exercise of stock options and $1.0 million in net borrowings under the SVB Credit Agreement, partially offset by $0.3 million in payments of taxes related to net share settlement of equity awards.

Capital Resources

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the September 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75.0 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the Second 2021 Purchase Agreement. As of April 2, 2022, $62.4 million remains available under the September 2021 Purchase Agreement with Lincoln Park.

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

On April 29, 2022, we entered into an amendment to the SVB Credit Agreement to accrue interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate or 4.25%. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. The maximum amount available for borrowing was increased to $10.0 million and the maturity date to April 28, 2023.

As of April 2, 2022, the outstanding borrowings under the SVB Credit Agreement were $4.7 million with additional borrowing availability of $0.1 million. During the three months ended April 2, 2022, we made net payments of $2.3 million under the SVB Credit Agreement.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with cash receipts from revenues, borrowing availability under the SVB Credit Agreement, the equity financing available under September 2021 Lincoln Park Purchase Agreement, funds raised through other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.

Critical Accounting Policies and Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. We base our estimates and assumptions on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. We review our estimates and assumptions on an ongoing basis. Actual results may differ from our estimates, which may result in material adverse effects on our consolidated operating results and financial position.

Our critical accounting policies and estimates are discussed in Note 2 to the condensed consolidated financial statements in this report and in the notes to consolidated financial statements in Part II, Item 8 of our 2021 Annual Report and in the MD&A in our 2021 Annual Report. There have been no significant changes to our critical accounting policies since our 2021 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

All of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in China, a percentage of our operational expenses are denominated in RMB and exchange volatility could positively or negatively impact those operating costs. Additionally, we may hold certain assets and liabilities in local currency on our consolidated balance sheet. As the operational expenses in RMB is immaterial, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020 and ineffective design and maintenance of controls over user access and program change management related to certain information technology (IT) systems that support the Company’s financial reporting processes, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of April 2, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls related to our lack of an independent board and audit committee, we continue to maintain our financial reporting process we followed to prepare consolidated financial statements in accordance with U.S. GAAP for audit committee meetings on a quarterly and annual basis. We engage all departments groups to identify risks to the achievement of our goals as a basis for determining how the risks should be managed. In an effort to remediate the identified material weakness related to our ineffective design and maintenance of controls over user access and program change management related to certain IT systems, we hired a full-time Senior Director of IT in the fourth quarter of 2021 with a primary mandate to focus on SOX compliance and mitigation plan for 2022. Our Chief Executive Officer and sole director will oversee the process to ensure all required disclosures are made in our consolidated financial statements on a quarterly and annual basis.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

The information under “Litigation and Patent Reexaminations” in Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors

Risks Related to Our Business, Operations and Industry

●	We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures;
●	We have historically incurred losses and may continue to incur losses;
●	The vast majority of our net product sales in recent periods have been generated from resales of component products, including products sourced from Samsung and SK hynix, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our HybriDIMM and NVvault products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including ongoing effects of the COVID-19 pandemic and the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross margin;
●	Our manufacturing operations involve significant risks;
●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	If a standardized memory solution that addresses the demands of our customers is developed, our net product sales and market share may decline;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;

●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters, cyber attacks or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer; and
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition.

Risks Related to Laws and Regulations

●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, that place significant demands on our resources, and the transition to the higher reporting and control standards that applies to us as a “large accelerated filer” may cause management distraction and increased costs.

Risks Related to Intellectual Property and Litigation

●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results; and
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us.

Risks Related to Capitalization and Financial Markets

●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	We have incurred a material amount of indebtedness to fund our operations, the terms of which have required us to pledge substantially all of our assets as security. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;

●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As a sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

Our independent registered public accounting firm conducted an audited of our internal control over financial reporting as of January 1, 2022 and determined that we have ineffective design and maintenance of controls over user access and program change management related to certain information technology (IT) systems that support our financial reporting processes. User and privileged access were not appropriately provisioned, and program changes were not adequately reviewed prior to being placed in production. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were also ineffective because they could have been adversely impacted. This material weakness was due to us having an insufficient number of IT personnel to identify and assess risks associated with changes in the IT environment resulting in inappropriate assignment of user and privileged access as well as insufficient documentation for control operations. This weakness has the potential to increase the likelihood and severity of the risks we face with respect to our global information technology systems.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. As described in Part I, Item 4, Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of April 2, 2022 due to two material weaknesses. The identified material weaknesses, at April 2, 2022, relates to the lack of an independent audit committee and ineffective design and maintenance of controls over user access and program change management related to certain information technology (IT) systems that support the Company’s financial reporting processes.

While the control deficiency identified did not result in any identified misstatements, a reasonable possibility exists that a material misstatement to the annual or interim condensed consolidated financial statements and disclosures will not be prevented or detected on a timely basis.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as Section 404, require us to evaluate our internal control over financial reporting and require management to report on the effectiveness of this internal control as of the end of each fiscal year. In addition, due to the increase in the value of our worldwide non-affiliate public float, we lost our status as a “smaller reporting company”

under applicable SEC rules at the end of last fiscal year ending January 1, 2022. As a result, Section 404 requires us to obtain an attestation report from our independent registered public accounting firm as to our internal control over financial reporting.

Our Section 404 evaluations confirmed that enhancements, modifications and changes to our internal control over financial reporting are necessary and desirable. Implementing changes related to ineffective design and maintenance of controls over user access and program change management related to IT systems may divert the attention of management, involve significant time and costs and could negatively impact our financial reporting functions during the transition, any of which could have a material negative effect on our results of operations and financial condition.

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

In the past we had incurred a funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management (“TRGP”). We believe that the SK hynix License Agreement falls outside the scope of the TRGP Agreement and the First Amendment to the TRGP Agreement, and we do not anticipate that we will be obligated to make payments to TRGP under the TRGP Agreement or the First Amendment to the TRGP Agreement.

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

As of April 2, 2022, there were 231,028,600 shares of our common stock outstanding. In addition, 5,330,240 shares of our common stock are subject to outstanding stock options and 3,138,701 shares of our common stock are subject to outstanding unvested restricted stock units. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Item 5.Other Information

On April 29, 2022, we entered into an amendment to the SVB Credit Agreement to extend the Revolving Line Maturity Date (as defined in the SVB Credit Agreement) and to make certain other revisions to the SVB Credit Agreement. Pursuant to the amendment, the principal amount outstanding will accrue interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate (as defined in the SVB Credit Agreement) or 4.25%, which interest shall be payable monthly. The Borrowing Base (as defined in the SVB Credit Agreement) was modified to be limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. Additionally, the maximum amount available for borrowing was increased to $10.0 million and the maturity date to April 28, 2023.

Item 6.Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 17, 2018
3.1.3	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	December 20, 2012
3.2.1	Certificate of Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	December 29, 2017
10.1	Amendment to Loan and Security Agreement, dated April 29, 2022, by and between Netlist, Inc. and Silicon Valley Bank	X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:May 09, 2022	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Vice President and Chief Financial Officer
(Principal Financial Officer)