Form 10-Q
period 2022-07-02
NETLIST INC
filed 2022-08-04
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

or

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

As of July 29, 2022, there were 231,583,156 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended July 2, 2022

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	July 2,	January 1,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40,465	$47,679
Restricted cash	20,100	10,800
Accounts receivable, net of allowances of $235 (2022) and $283 (2021)	12,328	12,727
Inventories	21,857	15,670
Prepaid expenses and other current assets	1,018	1,126
Total current assets	95,768	88,002
Property and equipment, net	1,180	989
Operating lease right-of-use assets	2,369	1,891
Other assets	319	294
Total assets	$99,636	$91,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$38,309	$25,887
Revolving line of credit	8,019	7,000
Accrued payroll and related liabilities	1,430	1,308
Accrued expenses and other current liabilities	1,485	632
Long-term debt due within one year	189	562
Total current liabilities	49,432	35,389
Operating lease liabilities	1,932	1,593
Other liabilities	356	152
Total liabilities	51,720	37,134
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 231,488 (2022) and 230,113 (2021) shares issued and outstanding	232	231
Additional paid-in capital	248,563	243,866
Accumulated deficit	(200,879)	(190,055)
Total stockholders' equity	47,916	54,042
Total liabilities and stockholders' equity	$99,636	$91,176

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net product sales	$55,358	$24,363	$105,558	$39,260
License fee	—	40,000	—	40,000
Net sales	55,358	64,363	105,558	79,260
Cost of sales	50,610	21,498	97,447	34,894
Gross profit	4,748	42,865	8,111	44,366
Operating expenses:
Research and development	2,672	2,060	5,129	3,184
Intellectual property legal fees	3,313	3,837	6,139	6,124
Selling, general and administrative	3,724	3,092	7,662	5,049
Total operating expenses	9,709	8,989	18,930	14,357
Operating (loss) income	(4,961)	33,876	(10,819)	30,009
Other (expense) income, net:
Interest income (expense), net	15	(145)	4	(292)
Other (expense) income, net	(6)	645	(8)	643
Total other (expense) income, net	9	500	(4)	351
(Loss) income before provision for income taxes	(4,952)	34,376	(10,823)	30,360
Provision for income taxes	—	6,600	1	6,601
Net (loss) income	$(4,952)	$27,776	$(10,824)	$23,759

(Loss) earnings per share:
Basic	$(0.02)	$0.13	$(0.05)	$0.11
Diluted	$(0.02)	$0.12	$(0.05)	$0.10
Weighted-average common shares outstanding:
Basic	231,298	215,706	230,922	210,693
Diluted	231,298	235,176	230,922	229,305

See accompanying Notes to the Condensed Consolidated Statements.

B

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders Equity (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	230,113	$231	$243,866	$(190,055)	$54,042
Net loss	—	—	—	(5,872)	(5,872)
Issuance of common stock, net	303	—	1,767	—	1,767
Exercise of stock options	197	—	138	—	138
Stock-based compensation	—	—	682	—	682
Restricted stock units vested and distributed	533	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(117)	—	(591)	—	(591)
Balance, April 2, 2022	231,029	232	245,861	(195,927)	50,166
Net loss	—	—	—	(4,952)	(4,952)
Issuance of common stock, net	354	—	1,973	—	1,973
Exercise of stock options	72	—	47	—	47
Stock-based compensation	—	—	790	—	790
Restricted stock units vested and distributed	50	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(17)	—	(108)	—	(108)
Balance, July 2, 2022	231,488	$232	$248,563	$(200,879)	$47,916

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 2, 2021	195,978	$195	$192,071	$(194,886)	$(2,620)
Net loss	—	—	—	(4,017)	(4,017)
Issuance of common stock, net	11,700	12	9,349	—	9,361
Exercise of stock options	476	—	376	—	376
Exercise of warrants	6,508	7	3,975	—	3,982
Stock-based compensation	—	—	338	—	338
Restricted stock units vested and distributed	501	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(150)	—	(276)	—	(276)
Balance, April 3, 2021	215,013	215	205,832	(198,903)	7,144
Net Income	—	—	—	27,776	27,776
Exercise of stock options	345	—	256	—	256
Exercise of warrants	588	1	375	—	376
Stock-based compensation	—	—	379	—	379
Restricted stock units vested and distributed	63	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(22)	—	(47)	—	(47)
Balance, July 3, 2021	215,987	$216	$206,795	$(171,127)	$35,884

See accompanying Notes to the Condensed Consolidated Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	July 2,	July 3,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(10,824)	$23,759
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	157	65
Interest accrued on convertible promissory notes	—	152
Amortization of debt discounts	—	105
Non-cash lease expense	314	206
Gain on extinguishment of debt	—	(643)
Stock-based compensation	1,472	717
Changes in operating assets and liabilities:
Accounts receivable	399	(127)
Inventories	(6,187)	(9,073)
Prepaid expenses and other assets	83	(331)
Accounts payable	12,422	12,014
Accrued payroll and related liabilities	122	380
Accrued expenses and other liabilities	609	(97)
Net cash provided by (used in) operating activities	(1,433)	27,127
Cash flows from investing activities:
Acquisition of property and equipment	(326)	(144)
Net cash used in investing activities	(326)	(144)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	1,019	(2,926)
Principal repayments under finance lease	(27)	—
Payments on note payable	(373)	(167)
Proceeds from issuance of common stock, net	3,740	9,361
Proceeds from exercise of stock options and warrants	185	4,990
Payments for taxes related to net share settlement of equity awards	(699)	(323)
Net cash provided by financing activities	3,845	10,935
Net change in cash, cash equivalents and restricted cash	2,086	37,918
Cash, cash equivalents and restricted cash at beginning of period	58,479	16,526
Cash, cash equivalents and restricted cash at end of period	$60,565	$54,444

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$40,465	$44,544
Restricted cash	20,100	9,900
Cash, cash equivalents and restricted cash at end of period	$60,565	$54,444

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Netlist, Inc. and its wholly owned subsidiaries (collectively the “Company” or “Netlist”) provides high-performance solid-state drives and modular memory solutions to enterprise customers in diverse industries. The Company's NVMe SSDs in various capacities and form factors and the line of custom and specialty memory products bring industry-leading performance to server and storage appliance customers and cloud service providers. Netlist licenses its portfolio of intellectual property including patents, in server memory, hybrid memory and storage class memory, to companies that implement Netlist’s technology.

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

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to July 2, 2022 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

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

Recently Adopted Accounting Guidance

In the first quarter of 2022, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, and also improves and amends the related earnings per share guidance for both Subtopics. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements as the Company paid off its convertible debt in December 2021.

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	July 2,	January 1,
	2022	2022
Raw materials	$11,021	$4,208
Work in process	418	154
Finished goods	10,418	11,308
	$21,857	$15,670

(Loss) Earnings Per Share

The following table shows the computation of basic and diluted (loss) earnings per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(4,952)	$27,776	$(10,824)	$23,759
Denominator:
Weighted-average basic shares outstanding	231,298	215,706	230,922	210,693
Effect of dilutive securities	—	19,470	—	18,612
Weighted-average diluted shares	231,298	235,176	230,922	229,305

Basic (loss) earnings per share	$(0.02)	$0.13	$(0.05)	$0.11
Diluted (loss) earnings per share	$(0.02)	$0.12	$(0.05)	$0.10

The table below shows potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion feature of a convertible note using the “if-converted” method, and the shares vesting of issuable upon the RSAs and RSUs. These potential weighted average common share equivalents for the three and six months ended July 2, 2022 have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Weighted average common share equivalents	5,419	19,470	5,911	18,612

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Resales of third-party products	$49,168	$14,608	$94,753	$25,966
Sale of the Company's modular memory subsystems	6,190	9,755	10,805	13,294
License fee	—	40,000	—	40,000
Total net sales	$55,358	$64,363	$105,558	$79,260

Major Customers and Products

The Company’s net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Customer A	32%	11%	42%	*
Customer B	*	11%	*	*
Customer C	23%	*	16%	*

*	Less than 10% of net sales during the period.

As of July 2, 2022, three customers represented 21%, 17%, and 16% of aggregated gross receivables, respectively. As of January 1, 2022, four customers represented 26%, 16%, 13%, and 13% of aggregate gross receivables, respectively. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and six months ended July 2, 2022, resales of these products represented approximately 89% and 90% of net product sales, respectively. For the three and six months ended July 3, 2021, resales of these products represented approximately 60% and 66% of net product sales, respectively.

Note 4—Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement (as the same may from time to time be amended, modified, supplemented or restated, (the “SVB Credit Agreement”)), which provided for a revolving line of credit up to $5.0 million. The borrowing base was limited to 85% of the eligible accounts receivable, subject to certain adjustments. On April 9, 2021, we entered into an amendment to the SVB Credit Agreement to accrue interest on borrowings at a per annum rate equal to the greater of 2.25% above the Wall Street Journal prime rate (“Prime Rate”) or 5.50% from the Prime Rate plus 2.75% and to extend the maturity date to December 30, 2021. In December 2021, after meeting the conditions set forth in the amendment, the amount available for borrowing was increased to $7.0 million and the maturity date was extended to April 29, 2022, upon our request.

On April 29, 2022, the Company entered into an amendment to the SVB Credit Agreement to accrue interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate or 4.25%. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. The maximum amount available for borrowing was increased to $10.0 million and the maturity date was extended to April 28, 2023.

The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of July 2, 2022 and January 1, 2022, (i) outstanding letters of credit were $20.1 million and $10.8 million, respectively, (ii) outstanding borrowings were $8.0 million and $7.0 million, respectively, and (iii) availability under the revolving line of credit was $2.0 million and none, respectively.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	July 2,	January 1,
	2022	2022
Notes payable	189	562
Less: amounts due within one year	(189)	(562)
Long-term debt	$—	$—

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$198	$121	$396	$240
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	170	121	319	240
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33	$—	$588	$—
Finance leases	372	—	372	—
Lease modification to increase operating lease assets	204	338	204	338

For the three and six months ended July 2, 2022, and July 3, 2021, finance lease costs and cash flows from finance leases were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	July 2,	January 1,
	2022	2022
Operating Leases
Operating lease right-of-use assets	$2,369	$1,891
Accrued expenses and other current liabilities	$533	$318
Operating lease liabilities	1,932	1,593
Total operating lease liabilities	$2,465	$1,911

Finance Leases
Property and equipment, at cost	$488	$116
Accumulated depreciation	(72)	(54)
Property and equipment, net	$416	$62
Accrued expenses and other current liabilities	$207	$24
Other liabilities	203	41
Total finance lease liabilities	$410	$65

The following table includes supplemental information:

	July 2,	January 1,
	2022	2022
Weighted Average Remaining Lease Term (in years)
Operating lease	4.2	4.8
Finance lease	2.1	2.9

Weighted Average Discount Rate
Operating lease	5.5%	5.5%
Finance lease	4.4%	5.2%

Maturities of lease liabilities as of July 2, 2022, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2022 (remainder of the year)	$334	$110
2023	559	221
2024	613	91
2025	624	5
2026	639	2
2027	23	—
Total lease payments	2,792	429
Less: imputed interest	(327)	(19)
Total	$2,465	$410

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

Google Litigations

On December 4, 2009, Netlist filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “NDCA”), seeking damages and injunctive relief based on Google’s alleged infringement of our U.S. Patent No. 7,619,912 (the “‘912 patent”) which relates generally to technologies to implement rank multiplication. The NDCA case was stayed, pending challenges to the ‘912 patent before the United States Patent and Trademark Office. Eventually, the United States Court of Appeals for the Federal Circuit confirmed the ‘912 patent’s validity on June 15, 2020, and the NDCA case stay was lifted and the case proceeded before Senior Judge Armstrong, where the parties entered cross motions for summary judgment. Of the issues in play, the parties contested the application of the defense of intervening rights to the claims at issue in the case. Afterward, the NDCA case was re-assigned to Chief Judge Seeborg of the NDCA, and the hearing for the parties’ cross motions took place on March 3, 2022. On May 5, 2022, Chief Judge Seeborg entered an Order granting Netlist, Inc.’s Motion for Summary Judgement that Claim 16 of the ‘912 patent is not subject to Google’s pleaded defense of Intervening Rights. On July 13, 2022, Chief Judge Seeborg ordered – shortly before the planned July 14, 2022 case management conference – that the case be stayed for a 90-day period, and that the case management conference be continued to October 27, 2022.

On July 26, 2022, Netlist filed a patent infringement lawsuit against Google Cloud EMEA Limited, Google Germany GmbH, Redtec Computing GmbH, and Google, Inc., seeking damages based on those defendants’ infringement of European Patents EP 2,454,735 (“EP735”) and EP 3,404,660 (“EP660”), which both generally relate to LRDIMM technologies. As of the reporting date, the Dusseldorf Court has not set an oral hearing date.

Micron Litigations

On April 28, 2021, Netlist filed a complaint for patent infringement against Micron Technology, Inc. (“Micron”) in the United States District Court for the Western District of Texas, Waco Division (Case No. 6:21-cv00431 & Case No. 6:21-cv-00430). These proceedings are based on the alleged infringement by Micron’s load reduced dual in line memory modules (“LRDIMM”) and Micron’s non-volatile dual in line memory modules (“NVDIMM”) enterprise memory modules under four U.S. patents – U.S. Patent Nos. 10,489,314; 9,824,035; 10,268,608; & 8,301,833. As of the reporting date, the case has been assigned to Hon. Judge Lee Yeakel, and the parties completed briefing on their claim construction arguments. On May 11, 2022, Judge Yeakel entered a stay of the case pending the resolution of Micron’s requested Inter Partes Review (“IPR”) proceedings against the four patents asserted by Netlist in this case (U.S. Patent Nos. 8,301,833, 9,854,035, 10,268,608, and 10,489,314). Micron filed requests to bring IPR proceedings against

Netlist’s U.S. Patent Nos. 8,301,833, 9,854,035, 10,268,608, and 10,489,314. As of the reporting date, the PTAB granted Micron’s request for the ‘035 Patent, but denied its request for the ‘608 Patent. Netlist’s Patent Owner Preliminary Response to Micron’s requests to IPR the ‘314 patent were filed August 3, 2022, and the PTAB’s deadline to make a decision on institution for the ‘833 Patent is September 9, 2022.

On March 31, 2022, Netlist filed a patent infringement lawsuit against Micron in Germany, seeking damages based on their infringement of EP735 and EP660. On June 24, 2022, Netlist filed an extension of its Complaint requesting injunctive relief. The Dusseldorf Court set an oral hearing for the case in Dusseldorf on May 4, 2023.

On June 10, 2022, Netlist filed a complaint for patent infringement against Micron in the United States District Court for the Eastern District of Texas, Marshall Division (Case No. 2:22-cv-00203-JRG-RSP). These proceedings are based on the alleged infringement by Micron’s load reduced dual in line memory modules (“LRDIMM”), Micron’s memory modules utilizing on-board power management modules (“PMIC”), and Micron’s high bandwidth memory (“HBM”) components, under six U.S. patents – U.S. Patent Nos. 8,787,060; 9,318,160; 10,860,506; 10,949,339; 11,016,918; & 11,232,054. As of the reporting date, the case has been assigned to Hon. Chief Judge Rodney Gilstrap.

On August 1, 2022, Netlist filed a complaint for patent infringement against Micron in the United States Court for the Eastern District of Texas (Case No. 2:22-cv-00294) under the ‘912 Patent, which relates generally to technologies to implement rank multiplication.

Samsung Litigations

On May 28, 2020, Netlist filed a complaint against Samsung in the United States District Court for the Central District of California for Samsung’s breach of the parties’ JDLA. On July 22, 2020, Netlist amended its complaint to seek a Declaratory Judgment that it properly terminated the JDLA in light of Samsung’s material breaches. On October 14, 2021, the Court entered summary judgment in Netlist’s favor and confirmed Netlist properly terminated the JDLA as of July 15, 2020. On February 15, 2022, the Court entered a Final Judgment in favor of Netlist on each of its three claims and confirmed conclusively that all licenses granted under the JDLA were terminated. On February 25, 2022, Samsung filed a Notice of Appeal, and the Federal Court of Appeals for the Ninth Circuit issued a Time Schedule Order on February 28, 2022, setting Samsung’s deadline to file an opening appeal brief as June 6, 2022. As of the reporting date, Samsung filed its opening brief seeking an appeal of the lower Court’s decisions. Netlist filed its response to Samsung’s appeal and its own opening cross-appeal brief on August 4, 2022.

On October 15, 2021, Samsung filed a declaratory judgement action against Netlist in the United States District Court for the District of Delaware (“DDE”), requesting in relevant part that the Delaware District Court declare that Samsung does not infringe Netlist’s U.S. Patent Nos. 7,619,912, 9,858,218, 10,217,523, 10,474,595, 10,860,506, 10,949,339, and 11,016,918. As of the reporting date, Samsung seeks leave to add U.S. Patent No. 11,232,054 (issued Jan. 25, 2022) to the action. Netlist believes Samsung’s claims levied in the DDE action meritless, and the relief Samsung requests unjustified. Netlist filed a motion seeking dismissal of Samsung’s operative DDE complaint, and an opposition contesting the inclusion of U.S. Patent No. 11,232,054 as part of Samsung’s proposed second amended complaint filing. On August 1, 2022, the Court entered an Order on the pending motions denying Samsung’s request to amend its operative complaint a second time to add a count against U.S. Patent No. 11,232,054, and granting-in-part Netlist’s motion that various causes of action be dismissed. Specifically, Judge Andrews dismissed all of Samsung’s counts related to Netlist’s U.S. Patent Nos. 7,619,912, 10,860,506, 10,949,339, and 11,016,918. As of the reporting date, the Court has not yet set a case schedule.

On November 19, 2021, Samsung filed IPR requests contesting the validity of U.S. Patent Nos. 9,858,218 (the “’218 patent”), 10,474,595 (the “’595 patent”), and 10,217,523 (the “’523 patent”). Netlist filed its initial responses to Samsung’s petitions on February 18, 2022, contesting the institution of any IPR on the grounds propounded. As of the reporting date, the PTAB has granted Samsung’s IPR requests related to the ‘218, ‘523, and ‘595 patents. Netlist filed its Patent Owner’s Response for the ‘523 IPR on August 4, 2022, and has a deadline to file its Patent Owner Responses for the ‘218 and’595 IPRs on August 15, 2022.

On February 17, 2022, Samsung filed an IPR request contesting the validity of only claim 16 within Netlist’s U.S. Patent No. 7,619,912. Samsung then filed two additional IPR requests contesting the validity of Netlist’s U.S. Patent Nos. 10,860,506 and 10,949,339. As of the reporting date, Netlist filed its Patent Owner’s Preliminary Response for the ‘912 and ‘339 IPRs on July 21, 2022, and for the ‘506 IPR on July 28, 2022. As of the reporting date, Samsung filed two additional IPR requests contesting the validity of Netlist’s U.S. Patent Nos. 11,016,918 and 11,232,054. The PTAB issued filing dates for both, making Netlist’s deadline to file its Preliminary Responses to each on September 9, 2022 and September 8, 2022, respectively.

On June 3, 2022, Netlist filed a patent infringement lawsuit against Samsung in Dusseldorf, Germany, seeking damages for Samsung’s infringement of Netlist’s Patents EP735 and EP660. The Dusseldorf Court set an Oral Hearing date for September 5, 2023.

On December 20, 2021, Netlist filed a complaint for patent infringement against Samsung in the United States Court for the Eastern District of Texas (Case No. 2:21-cv-463) under US Patent No. 10,860,506; US Patent No. 10,949,339; & US Patent No. 11,016,918. Samsung responded to Netlist’s complaint on April 12, 2022, and Judge Gilstrap ordered a scheduling conference be set for May 18, 2022. On May 3, 2022, Netlist entered a First Amended Complaint pursuant to FRCP Rule 15, adding claims for infringement under three additional patents: U.S. Patent Nos. 8,787,060, 9,318,160, and 11,232,054. On May 4, 2022, Netlist complied with the EDTX local patent rules and served its preliminary infringement contentions on Samsung. As of the reporting date, the Court set a schedule, with a claim construction hearing set for October 14, 2022 and Trial set for May 1, 2023.

On August 1, 2022, Netlist filed a complaint for patent infringement against Samsung in the United States Court for the Eastern District of Texas (Case No. 2:22-cv-00293) under the ‘912 Patent, which relates generally to technologies to implement rank multiplication.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of July 2, 2022 or January 2, 2022.

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

During 2021, Lincoln Park purchased an aggregate of 1,550,000 shares of our common stock for a net purchase price of $10.9 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 20,809 shares of our common stock as additional commitment shares in noncash transactions. During the six months ended July 2, 2022, Lincoln Park purchased an aggregate of 650,000 shares of our common stock for a net purchase price of $3.7 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 7,168 shares of our common stock as additional commitment shares in noncash transactions.

Note 9—Stock-Based Awards

As of July 2, 2022, the Company had 127,406 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the six months ended July 2, 2022:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 1, 2022	5,899	$0.88
Granted	—	—
Exercised	(269)	0.69
Expired or forfeited	(474)	0.73
Outstanding as of July 2, 2022	5,156	$0.91

Restricted Stock Units

The following table summarizes the activity related to RSUs during the six months ended July 2, 2022:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Outstanding as of January 1, 2022	2,228	$1.36
Granted	2,447	4.32
Vested	(583)	0.74
Forfeited	(40)	4.43
Outstanding as of July 2, 2022	4,052	$3.21

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Cost of sales	$16	$4	$19	$7
Research and development	215	168	391	278
Selling, general and administrative	559	207	1,062	432
Total	$790	$379	$1,472	$717

As of July 2, 2022, the Company had approximately $10.9 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 3.4 years.

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

Overview

Netlist provides high-performance solid-state drives and modular memory solutions to enterprise customers in diverse industries. Our NVMe SSDs in various capacities and form factors and the line of custom and specialty memory products bring industry-leading performance to server and storage appliance customers and cloud service providers. Netlist licenses its portfolio of intellectual property including patents, in server memory, hybrid memory and storage class memory, to companies that implement Netlist’s technology.

During the second quarter of 2022, we recorded net sales of $55.4 million, gross profit of $4.7 million and net loss of $5.0 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility. See “Recent Developments” and “Liquidity and Capital Resources” below for more information.

Recent Developments

SK hynix Agreements

On April 5, 2021, we entered into a Strategic Product Supply and License Agreement (the “Strategic Agreement”) and Product Purchase and Supply Agreement (“Supply Agreement”) with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”). Both agreements have a term of 5 years. Under the Strategic Agreement, (a) we have granted to SK hynix worldwide, non-exclusive, non-assignable licenses to certain of our patents covering memory technologies and (b) SK hynix has granted to us worldwide, non-exclusive, non-assignable licenses to its patent portfolio. In addition, the Strategic Agreement provided for the settlement of all intellectual property proceedings between us and SK hynix and a fee of $40 million paid to us by SK hynix. In addition, the parties have agreed to collaborate on certain technology development activities.

Amendment to SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provided for a revolving line of credit of up to $5.0 million. The borrowing base was limited to 85% of eligible accounts receivable, subject to certain adjustments as set forth in the SVB Credit Agreement. On April 9, 2021, we entered into an amendment to the SVB Credit Agreement to accrue interest on advances at a per annum rate equal to the greater of 2.25% above the Prime Rate or 5.50% and to extend the maturity date to December 30, 2021. The amount available for borrowing was increased to $7.0 million and the maturity date was extended to April 29, 2022 upon our request, if we meet certain conditions.

On April 29, 2022, we entered into an amendment to the SVB Credit Agreement to accrue interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate or 4.25%. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. The maximum amount available for borrowing was increased to $10.0 million and the maturity date was extended to April 28, 2023.

As of July 2, 2022, the outstanding borrowings under the SVB Credit Agreement were $8.0 million with additional borrowing availability of $2.0 million. During the six months ended July 2, 2022, we made net borrowings of $1.0 million under the SVB Credit Agreement.

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

During 2021, Lincoln Park purchased an aggregate of 1,550,000 shares of our common stock for a net purchase price of $10.9 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to

Lincoln Park an aggregate of 20,809 shares of our common stock as additional commitment shares in noncash transactions. During the six months ended July 2, 2022, Lincoln Park purchased an aggregate of 650,000 shares of our common stock for a net purchase price of $3.7 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 7,168 shares of our common stock as additional commitment shares in noncash transactions.

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

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three and six months ended July 2, 2022, and July 3, 2021 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
	2022	2021	Change	2022	2021	Change
Net product sales	$55,358	$24,363	127%	$105,558	$39,260	169%
License fee	—	40,000	(100%)	—	40,000	(100%)
Net sales	55,358	64,363	(14%)	105,558	79,260	33%
Gross profit - product sales	$4,748	$2,865	66%	$8,111	$4,366	86%
Gross margin percentage - product sales	9%	12%		8%	11%
Gross profit	$4,748	$42,865	(89%)	$8,111	$44,366	(82%)
Gross margin percentage	9%	67%		8%	56%

Net Sales

Net sales include (i) resales of component products including DIMMs, SSDs, and dynamic random-access memory (“DRAM ICS” OR DRAM) products, and sales of our high-performance memory subsystems and (ii) an upfront non-refundable fee pursuant to the Strategic Agreement with SK hynix entered into on April 5, 2021.

Net product sales increased by approximately $31.0 million during the second quarter of 2022 compared to the same quarter of 2021, primarily as a result of a $36.3 million increase in re-sale of SK hynix products and a $2.1 million increase in sale of Netlist’s flash and SSD products, offset by a $7.5 million decrease in sales of low-profile memory subsystem products.

Net product sales increased by approximately $66.3 million during the first six months of 2022 compared to the same period in 2021, primarily as a result of a $71.5 million increase in re-sale of SK hynix products and a $3.2 million increase in sale of Netlist’s flash and SSD products, offset by a $8.5 million decrease in sales of low-profile memory subsystem products.

Gross Profit and Gross Margin

Product gross profit increased during the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to higher sales across all product groups. Product gross margin percentage decreased between the periods as a result of the change in our product mix and increased component product resales as a percentage of revenue.

Operating Expenses

Operating expenses for the three and six months ended July 2, 2022, and July 3, 2021, were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
	2022	2021	Change	2022	2021	Change
Research and development	$2,672	$2,060	30%	$5,129	$3,184	61%
Percentage of net product sales	5%	8%		5%	8%
Intellectual property legal fees	$3,313	$3,837	(14%)	$6,139	$6,124	0%
Percentage of net product sales	6%	16%		6%	16%
Selling, general and administrative	$3,724	$3,092	20%	$7,662	$5,049	52%
Percentage of net product sales	7%	13%		7%	13%

Research and Development

Research and development expenses increased during the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to an increase in employee headcount, related overhead and new product research.

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

The decrease in intellectual property legal fees during the second quarter of 2022 compared to the same quarter of 2021 resulted primarily due to lower legal expenses incurred to defend our patent portfolio internationally. During the first six months of 2022, intellectual property legal fees were consistent compared with the same period of 2021.

Selling, General and Administrative

Selling, general and administrative expenses increased during the second quarter and first six months of 2022 compared to the same periods of 2021 due primarily to an increase in employee headcount and overhead and outside services. As a result of the significant increase in the value of our non-affiliate public float in recent periods, we are a “large accelerated filer” as of the end of fiscal year ended January 2, 2022 which means that we need to file our quarterly and annual reports on an accelerated basis and that we are required to have our independent registered public accounting firm audit and attest to our internal control over financial reporting. Complying with these requirements requires us to invest a material amount in enhancing our financial reporting infrastructure that will cause our selling, general and administrative expenses to increase in future periods.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended July 2, 2022, and July 3, 2021 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
	2022	2021	Change	2022	2021	Change
Interest income (expense), net	$15	$(145)		$4	$(292)
Other (expense) income, net	(6)	645		(8)	643
Total other (expense) income, net	$9	$500	98%	$(4)	$351	101%

Interest expense, net, in 2021 consisted primarily of interest expense on the $15 million secured convertible note issued to SVIC in November 2015 and a revolving line of credit under the SVB Credit Agreement, along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note. The SVIC note was paid off in the fourth quarter of 2021 resulting in a decrease in interest expense for the second quarter and first six months of 2022. During the second quarter and first six months of 2021, other (expense) income, net, included the gain on forgiveness of the PPP Loan of $0.6 million.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and debt securities and receipts from revenues. In addition, we have received proceeds from non-recurring engineering and licensing of our patent portfolio, including as a result of our entry into the SK hynix Strategic Agreement, which we use to support our operations. We have also funded our operations with a revolving line of credit under a bank credit facility, and to a lesser extent, equipment leasing arrangements.

The following tables present selected financial information as of July 2, 2022, and January 1, 2022 and for the first six months of 2022 and 2021 (in thousands):

	July 2,	January 1,
	2022	2022
Cash, cash equivalents and restricted cash	$60,565	$58,479
Convertible promissory note and accrued interest, net	189	562
Working capital	46,336	52,613

	Six Months Ended
	July 2,	July 3,
	2022	2021
Net cash provided by (used in) operating activities	$(1,433)	$27,127
Net cash used in investing activities	(326)	(144)
Net cash provided by financing activities	3,845	10,935

During the six months ended July 2, 2022, net cash used in operating activities was primarily a result of net loss of $10.8 million, non-cash adjustments to net loss of $1.9 million, and net cash inflows from changes in operating assets and liabilities of $7.4 million driven predominantly by an increase in accounts payable due to higher inventory purchases to support increase in sales and higher legal fees to defend our patent portfolio, and a decrease in accounts receivable, partially offset by an increase in inventories. Net cash provided by financing activities during the six months ended July 2, 2022 primarily consisted of $1.0 million in net borrowings under the SVB Credit Agreement, $3.7 million in net proceeds from issuance of common stock under the Second 2021 Lincoln Park Purchase Agreement, $0.2 million in proceeds from exercise of stock options, offset by $0.4 million in payments of note payable to finance insurance policies and $0.7 million in payments for taxes related to net share settlement of equity awards.

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

Capital Resources

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the September 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75.0 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the Second 2021 Purchase Agreement. As of July 2, 2022, $60.4 million remains available under the September 2021 Purchase Agreement with Lincoln Park.

SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provided for a revolving line of credit of up to $5.0 million. The borrowing base was limited to 85% of eligible accounts receivable, subject to certain adjustments as set forth in the SVB Credit Agreement. On April 9, 2021, we entered into an amendment to the SVB Credit Agreement to accrue interest on advances at a per annum rate equal to the greater of 2.25% above the Prime Rate or 5.50% and to extend the maturity date to December 30, 2021. The amount available for borrowing may be increased to $7.0 million and the maturity date was extended to April 29, 2022 upon our request, if we meet certain conditions.

On April 29, 2022, we entered into an amendment to the SVB Credit Agreement to accrue interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate or 4.25%. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. The maximum amount available for borrowing was increased to $10.0 million and the maturity date was extended to April 28, 2023.

As of July 2, 2022, the outstanding borrowings under the SVB Credit Agreement were $8.0 million with additional borrowing availability of $2.0 million. During the six months ended July 2, 2022, we made net borrowings of $1.0 million under the SVB Credit Agreement.

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

Foreign Currency Exchange Risk

All of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in the People’s Republic of China, a percentage of our operational expenses are denominated in RMB and exchange volatility could positively or negatively impact those operating costs. Additionally, we may hold certain assets and liabilities in local currency on our consolidated balance sheet. As the operational expenses in RMB is immaterial, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020 and ineffective program change management related to certain information technology (IT) systems that support the Company’s financial reporting processes, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of July 2, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to Our Business, Operations and Industry

●	We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures;
●	We have historically incurred losses and may continue to incur losses;
●	The vast majority of our net product sales in recent periods have been generated from resales of component products, including products sourced from Samsung and SK hynix, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our HybriDIMM and NVvault products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including ongoing effects of the COVID-19 pandemic and the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross margin;
●	Our manufacturing operations involve significant risks;
●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	If a standardized memory solution that addresses the demands of our customers is developed, our net product sales and market share may decline;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;

●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters, cyber attacks or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition; and
●	Increased prices and inflation could negatively impact our margin performance and our financial results.

Risks Related to Laws and Regulations

●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, that place significant demands on our resources, and the transition to the higher reporting and control standards that applies to us as a “large accelerated filer” may cause management distraction and increased costs.

Risks Related to Intellectual Property and Litigation

●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results; and
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us.

Risks Related to Capitalization and Financial Markets

●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	We have incurred a material amount of indebtedness to fund our operations, the terms of which have required us to pledge substantially all of our assets as security. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;

●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As a sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

We may not be successful at any of these activities. As a result, we may not be able to successfully develop new or enhanced products or technology or we may experience delays in this process. Failures or delays in product development and introduction could result in the loss of, or delays in generating, net products sales or other revenues and the loss of key customer relationships. Even if we develop new or enhanced products or technologies, they may not meet our customers’ requirements, gain market acceptance or attract monetization opportunities, as our product and technology development efforts are inherently risky due to the challenges of foreseeing changes or developments in technology, predicting changes in customer requirements or preferences or anticipating the adoption of new industry standards. Moreover, we have invested significant resources in our product and technology development efforts, which would be lost if we fail to generate revenues from these efforts. If any of these risks occur, our revenues, prospects and reputation could be materially adversely affected.

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

Increased prices and inflation could negatively impact our margin performance and our financial results.

Increased inflation, including rising prices for raw materials, parts and components, freight, packaging, labor and energy increases, the costs to manufacture and distribute our products, and we may be unable to pass these costs on to our customers. Additionally, we are exposed to fluctuations in other costs such as packaging, freight, labor and energy prices. If inflation in these costs increases beyond our ability to control for them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, thereby negatively impacting our margin performance and results of operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. As described in Part I, Item 4, Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of July 2, 2022 due to two material weaknesses. The identified material weaknesses, at July 2, 2022, relates to the lack of an independent audit committee and ineffective design and maintenance of controls over user access and program change management related to certain information technology (IT) systems that support the Company’s financial reporting processes.

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

We dedicate substantial resources to developing technology innovations we believe are essential to our business. We intend to pursue monetization avenues for our intellectual property portfolio, potentially including licensing, royalty or other revenue-producing arrangements. However, other than monies received from SK hynix, we have not generated any such revenue stream from our intellectual property to date, and we may never be successful in achieving this objective.

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

To support our activities in the near term, we expect to rely on cash generated from our business, the cash received under the SK hynix Strategic Agreement and proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park, and borrowing availability under our credit facility with SVB. Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

In the past we had incurred a funding arrangement with TR Global Funding V, LLC, an affiliate of TRGP Capital Management (“TRGP”). We believe that the SK hynix Strategic Agreement falls outside the scope of the TRGP Agreement and the First Amendment to the TRGP Agreement, and we do not anticipate that we will be obligated to make payments to TRGP under the TRGP Agreement or the First Amendment to the TRGP Agreement.

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

As of July 2, 2022, there were 231,487,479 shares of our common stock outstanding. In addition, 5,156,427 shares of our common stock are subject to outstanding stock options and 4,052,182 shares of our common stock are subject to outstanding unvested restricted stock units. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Date:August 4, 2022	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)