Form 10-Q
period 2022-10-01
NETLIST INC
filed 2022-11-02
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

As of October 28, 2022, there were 232,096,236 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended October 1, 2022

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	October 1,	January 1,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,342	$47,679
Restricted cash	20,100	10,800
Accounts receivable, net of allowances of $166 (2022) and $283 (2021)	10,668	12,727
Inventories	18,391	15,670
Prepaid expenses and other current assets	868	1,126
Total current assets	73,369	88,002
Property and equipment, net	1,166	989
Operating lease right-of-use assets	2,207	1,891
Other assets	297	294
Total assets	$77,039	$91,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,112	$25,887
Revolving line of credit	8,000	7,000
Accrued payroll and related liabilities	1,714	1,308
Accrued expenses and other current liabilities	2,374	632
Long-term debt due within one year	1	562
Total current liabilities	36,201	35,389
Operating lease liabilities	1,845	1,593
Other liabilities	317	152
Total liabilities	38,363	37,134
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 232,094 (2022) and 230,113 (2021) shares issued and outstanding	233	231
Additional paid-in capital	248,920	243,866
Accumulated deficit	(210,477)	(190,055)
Total stockholders' equity	38,676	54,042
Total liabilities and stockholders' equity	$77,039	$91,176

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Net product sales	$34,424	$26,749	$139,982	$66,009
License fee	—	—	—	40,000
Net sales	34,424	26,749	139,982	106,009
Cost of sales	32,244	24,241	129,691	59,135
Gross profit	2,180	2,508	10,291	46,874
Operating expenses:
Research and development	2,550	2,038	7,679	5,222
Intellectual property legal fees	5,577	8,461	11,716	14,585
Selling, general and administrative	3,767	2,590	11,429	7,639
Total operating expenses	11,894	13,089	30,824	27,446
Operating (loss) income	(9,714)	(10,581)	(20,533)	19,428
Other income (expense), net:
Interest income (expense), net	34	(125)	38	(417)
Other income (expense), net	82	(2)	74	641
Total other income (expense), net	116	(127)	112	224
(Loss) income before provision for income taxes	(9,598)	(10,708)	(20,421)	19,652
Provision for income taxes	—	—	1	6,601
Net (loss) income	$(9,598)	$(10,708)	$(20,422)	$13,051

(Loss) earnings per share:
Basic	$(0.04)	$(0.05)	$(0.09)	$0.06
Diluted	$(0.04)	$(0.05)	$(0.09)	$0.06
Weighted-average common shares outstanding:
Basic	231,739	224,020	231,194	215,135
Diluted	231,739	224,020	231,194	235,862

See accompanying Notes to the Condensed Consolidated Statements.

B

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders Equity (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	230,113	$231	$243,866	$(190,055)	$54,042
Net loss	—	—	—	(5,872)	(5,872)
Issuance of common stock, net	303	—	1,767	—	1,767
Exercise of stock options	197	—	138	—	138
Stock-based compensation	—	—	682	—	682
Restricted stock units vested and distributed	533	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(117)	—	(591)	—	(591)
Balance, April 2, 2022	231,029	232	245,861	(195,927)	50,166
Net loss	—	—	—	(4,952)	(4,952)
Issuance of common stock, net	354	—	1,973	—	1,973
Exercise of stock options	72	—	47	—	47
Stock-based compensation	—	—	790	—	790
Restricted stock units vested and distributed	50	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(17)	—	(108)	—	(108)
Balance, July 2, 2022	231,488	232	248,563	(200,879)	47,916
Net loss	—	—	—	(9,598)	(9,598)
Exercise of stock options	135	—	96	—	96
Stock-based compensation	—	—	892	—	892
Restricted stock units vested and distributed	693	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(222)	—	(630)	—	(630)
Balance, October 1, 2022	232,094	$233	$248,920	$(210,477)	$38,676

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders Equity (Unaudited) (Continued)

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

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	October 1,	October 2,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(20,422)	$13,051
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	241	95
Interest accrued on convertible promissory notes	—	226
Amortization of debt discounts	—	158
Non-cash lease expense	476	288
Gain on extinguishment of debt	—	(643)
Stock-based compensation	2,364	1,162
Changes in operating assets and liabilities:
Accounts receivable	2,059	(78)
Inventories	(2,721)	(16,189)
Prepaid expenses and other assets	255	(439)
Accounts payable	(1,775)	22,837
Accrued payroll and related liabilities	406	310
Accrued expenses and other liabilities	1,422	(683)
Net cash provided by (used in) operating activities	(17,695)	20,095
Cash flows from investing activities:
Acquisition of property and equipment	(396)	(318)
Net cash used in investing activities	(396)	(318)
Cash flows from financing activities:
Net borrowings under line of credit	1,000	809
Principal repayments under finance lease	(77)	—
Payments on note payable	(561)	(251)
Proceeds from issuance of common stock, net	3,740	26,277
Proceeds from exercise of stock options and warrants	281	11,081
Payments for taxes related to net share settlement of equity awards	(1,329)	(1,037)
Net cash provided by financing activities	3,054	36,879
Net change in cash, cash equivalents and restricted cash	(15,037)	56,656
Cash, cash equivalents and restricted cash at beginning of period	58,479	16,526
Cash, cash equivalents and restricted cash at end of period	$43,442	$73,182

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$23,342	$62,282
Restricted cash	20,100	10,900
Cash, cash equivalents and restricted cash at end of period	$43,442	$73,182

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Netlist, Inc. and its wholly owned subsidiaries (collectively the “Company” or “Netlist”) provides high-performance solid-state drives and modular memory solutions to enterprise customers in diverse industries. The Company's non-volatile memory express solid-state drives (“NVMe SSDs”) in various capacities and form factors and the line of custom and specialty memory products bring industry-leading performance to server and storage appliance customers and cloud service providers. Netlist licenses its portfolio of intellectual property including patents, in server memory, hybrid memory and storage class memory, to companies that implement Netlist’s technology.

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

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to October 1, 2022 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	October 1,	January 1,
	2022	2022
Raw materials	$13,121	$4,208
Work in process	202	154
Finished goods	5,068	11,308
	$18,391	$15,670

(Loss) Earnings Per Share

The following table shows the computation of basic and diluted (loss) earnings per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(9,598)	$(10,708)	$(20,422)	$13,051
Denominator:
Weighted-average basic shares outstanding	231,739	224,020	231,194	215,135
Effect of dilutive securities	—	—	—	20,727
Weighted-average diluted shares	231,739	224,020	231,194	235,862

Basic (loss) earnings per share	$(0.04)	$(0.05)	$(0.09)	$0.06
Diluted (loss) earnings per share	$(0.04)	$(0.05)	$(0.09)	$0.06

The table below shows potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion feature of a convertible note using the “if-converted” method, and the shares vesting of issuable upon the restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). These potential weighted average common share equivalents have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Weighted average common share equivalents	4,323	21,158	5,451	—

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Resales of third-party products	$25,717	$20,089	$120,470	$51,014
Sale of the Company's modular memory subsystems	8,707	6,660	19,512	14,995
License fee	—	—	—	40,000
Total net sales	$34,424	$26,749	$139,982	$106,009

Major Customers and Products

The Company’s net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Customer A	42%	25%	42%	15%
Customer B	*	13%	*	*
Customer C	15%	*	16%	*
Customer D	17%	*	*	*

*	Less than 10% of net sales during the period.

As of October 1, 2022, two customers represented 59% and 14% of aggregated gross receivables, respectively. As of January 1, 2022, four customers represented 26%, 16%, 13%, and 13% of aggregate gross receivables, respectively. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and nine months ended October 1, 2022, resales of these products represented approximately 75% and 86% of net product sales, respectively. For the three and nine months ended October 2, 2021, resales of these products represented approximately 75% and 77% of net product sales, respectively.

Note 4—Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement, as the same may from time to time be amended, modified, supplemented or restated, (the “SVB Credit Agreement”), which provides for a revolving line of credit up to $10.0 million, as amended. The SVB Credit Agreement was most recently amended on April 29, 2022, and the borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. Borrowings accrue interest on advance at a per annum rate equal to the greater of 0.75% above the Wall Street Journal prime rate (“Prime Rate”) or 4.25%. The maturity date is April 28, 2023, as amended.

The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of October 1, 2022 and January 1, 2022, (i) outstanding letters of credit were $20.1 million and $10.8 million, respectively, (ii) outstanding borrowings were $8.0 million and $7.0 million, respectively, and (iii) availability under the revolving line of credit was $0.2 million and none, respectively.

The SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of October 1, 2022, the Company was in compliance with its covenants under the SVB Credit Agreement.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	October 1,	January 1,
	2022	2022
Notes payable	1	562
Less: amounts due within one year	(1)	(562)
Long-term debt	$—	$—

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$195	$85	$591	$325
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$167	$85	$486	$325
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$588	$—
Finance leases	$—	$20	$372	$20
Lease modification to increase operating lease assets	$—	$—	$204	$338

For the three and nine months ended October 1, 2022, and October 2, 2021, finance lease costs and cash flows from finance leases were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	October 1,	January 1,
	2022	2022
Operating Leases
Operating lease right-of-use assets	$2,207	$1,891
Accrued expenses and other current liabilities	$487	$318
Operating lease liabilities	1,845	1,593
Total operating lease liabilities	$2,332	$1,911

Finance Leases
Property and equipment, at cost	$488	$116
Accumulated depreciation	(97)	(54)
Property and equipment, net	$391	$62
Accrued expenses and other current liabilities	$209	$24
Other liabilities	150	41
Total finance lease liabilities	$359	$65

The following table includes supplemental information:

	October 1,	January 1,
	2022	2022
Weighted Average Remaining Lease Term (in years)
Operating lease	4.0	4.8
Finance lease	1.8	2.9

Weighted Average Discount Rate
Operating lease	5.5%	5.5%
Finance lease	4.4%	5.2%

Maturities of lease liabilities as of October 1, 2022, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2022 (remainder of the year)	$167	$55
2023	559	221
2024	613	91
2025	624	5
2026	639	2
2027	24	—
Total lease payments	2,626	374
Less: imputed interest	(294)	(15)
Total	$2,332	$359

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

Google Litigations

On December 4, 2009, Netlist filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “NDCA”), seeking damages and injunctive relief based on Google’s alleged infringement of our U.S. Patent No. 7,619,912 (the “‘912 Patent”) which relates generally to technologies to implement rank multiplication. The NDCA case was stayed, pending challenges to the ‘912 Patent before the USPTO. Eventually, the United States Court of Appeals for the Federal Circuit confirmed the ‘912 Patent’s validity on June 15, 2020, and the NDCA case stay was lifted and the case proceeded before Senior Judge Armstrong, where the parties entered cross motions for summary judgment. Of the issues in play, the parties contested the application of the defense of intervening rights to the claims at issue in the case. Afterward, the NDCA case was re-assigned to Chief Judge Seeborg of the NDCA, and the hearing for the parties’ cross motions took place on March 3, 2022. On May 5, 2022, Chief Judge Seeborg entered an Order granting Netlist’s Motion for Summary Judgement that Claim 16 of the ‘912 Patent is not subject to Google’s pleaded defense of Intervening Rights. On July 13, 2022, Chief Judge Seeborg ordered – shortly before the planned July 14, 2022 case management conference – that the case be stayed for a 90-day period pending the outcome of an action initiated by Samsung Electronic Co., Ltd. (“Samsung”) in Delaware involving the ‘912 Patent. Samsung’s Delaware cause of action for the ‘912 Patent was dismissed by Judge Andrews there, and Netlist shortly thereafter brought a lawsuit against Samsung for their infringement of at least the ‘912 Patent in the U.S. District Court for the Eastern District of Texas (“EDTX”). In light of the pendency of the ‘912 Patent matter Netlist brought against Samsung in EDTX, Chief Judge Seeborg entered an order via stipulation on October 17, 2022 staying the Google case until the resolution of that EDTX action.

On July 26, 2022, Netlist filed a patent infringement lawsuit against Google Cloud EMEA Limited, Google Germany GmbH, Redtec Computing GmbH, and Google, Inc., seeking damages based on those defendants’ infringement of European Patents EP 2,454,735 (“EP735”) and EP 3,404,660 (“EP660”), which both generally relate to load reduced dual in line memory modules (“LRDIMM”) technologies. As of the reporting date, the Dusseldorf Court has set Google’s deadline for a statement of defense as December 30, 2022, with the date for a final oral hearing on the issues scheduled for November 9, 2023.

Micron Litigations

On April 28, 2021, Netlist filed a complaint for patent infringement against Micron Technology, Inc. (“Micron”) in the United States District Court for the Western District of Texas, Waco Division (“WDTX”) (Case No. 6:21-cv00431 & Case No. 6:21-cv-00430). These proceedings are based on the alleged infringement by Micron’s

LRDIMM and Micron’s non-volatile dual in line memory modules (“NVDIMM”) enterprise memory modules under four U.S. patents – U.S. Patent Nos. 10,489,314, 9,824,035, 10,268,608, and 8,301,833. As of the reporting date, the case has been assigned to Hon. Judge Lee Yeakel, and the parties completed briefing on their claim construction arguments. On May 11, 2022, Judge Yeakel entered a stay of the case pending the resolution of Micron’s requested Inter Partes Review (“IPR”) proceedings against the four patents asserted by Netlist in this case (U.S. Patent Nos. 8,301,833, 9,854,035, 10,268,608, and 10,489,314). Following entry of that stay order on September 2, 2022, Micron moved the Court to “temporarily” lift the stay to add counterclaims for declaratory judgment of noninfringement of U.S. Patent Nos. 7,619,912 (the “’912 Patent”), 9,858,215 (the “’215 Patent”), 10,860,506 (the “’506 Patent”), 10,949,339 (the “’339 Patent”), 11,016,918 (the “’918 Patent”), 11,232,054 (the “’054 Patent”), and 11,093,417 (the “’417 Patent”). This addition would encompass four of the six patents asserted in Netlist’s initial EDTX filing against Micron (Case No. 2:22-cv-00203 – further details of this case below), and all three of the patents asserted in Netlist’s second EDTX filing against Micron (Case No. 2:22-cv-00294 – further details of this case below). On October 5, 2022, Judge Yeakel denied Micron’s motion and returned the action to a stayed state, asking only that the parties submit status reports within 10-days of any activity in the relevant underlying IPR proceedings.

As noted above, Micron filed requests to bring IPR proceedings against Netlist’s U.S. Patent Nos. 8,301,833, 9,854,035, 10,268,608, and 10,489,314. As of the reporting date, the PTAB granted Micron’s request for the ‘035 Patent and the ‘833 Patent, but denied its request for the ‘608 Patent. The PTAB further denied Micron’s request for rehearing on the ‘608 Patent’s institution denial. Netlist’s Patent Owner Preliminary Response to Micron’s requests to IPR the ‘314 Patent were filed August 3, 2022.

On March 31, 2022, Netlist filed a patent infringement lawsuit against Micron in Germany, seeking damages based on their infringement of EP735 and EP660. On June 24, 2022, Netlist filed an extension of its Complaint requesting injunctive relief. Micron filed its statement of defense, thus setting Netlist’s deadline for a response as December 1, 2022. Further, Micron initiated a nullity proceeding against the asserted EP patents in this action, making Netlist’s response to the same as November 19, 2022. The Dusseldorf Court set an oral hearing for the Micron case in Dusseldorf on May 4, 2023. As of the reporting date, that deadline remains unchanged.

On June 10, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX, Marshall Division (Case No. 2:22-cv-00203-JRG-RSP). These proceedings are based on the alleged infringement by Micron’s LRDIMM, Micron’s memory modules utilizing on-board power management modules (“PMIC”), and Micron’s high bandwidth memory (“HBM”) components, under six U.S. patents – U.S. Patent Nos. 8,787,060, 9,318,160, 10,860,506, 10,949,339, 11,016,918, and 11,232,054. On September 2, 2022, contemporaneously with its filing in the stayed WDTX action, Micron moved the Court to stay and sever aspects of this initial EDTX case. Following the denial of its parallel motion in the WDTX, Micron moved to withdraw its stay motion in this case, which Chief Judge Gilstrap entered on October 15, 2022. As of the reporting date, the case stands ready to proceed with a claim construction hearing set for July 19, 2023, and trial beginning on January 22, 2024.

On August 1, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX (Case No. 2:22-cv-00294) under the ‘912 patent, which relates generally to technologies to implement rank multiplication. On August 15, 2022, Netlist filed its first amended complaint, further addressing Micron’s infringement of the ‘215 Patent and the ‘417 Patent. On September 12, 2022, Micron moved to stay this second EDTX action in light of its parallel motions pending in both the WDTX and initial EDTX cases. Given the denial of Micron’s motion in the WDTX on October 5, 2022, Micron moved to withdraw its motion to stay in this action, which Chief Judge Gilstrap entered on October 13, 2022. On October 21, 2022, Chief Judge Gilstrap ordered that this Micron action and a parallel action by Netlist against Samsung on the same patents (22-cv-00293-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that the Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in that case for all pretrial matters.

Samsung Litigations

On May 28, 2020, Netlist filed a complaint against Samsung in the United States District Court for the Central District of California for Samsung’s breach of the parties’ Joint Development and License Agreement (“JDLA”). On July 22, 2020, Netlist amended its complaint to seek a Declaratory Judgment that it properly terminated the JDLA in light of Samsung’s material breaches. On October 14, 2021, the Court entered summary judgment in Netlist’s favor and confirmed Netlist properly terminated the JDLA as of July 15, 2020. On February 15, 2022, the Court entered a Final Judgment in favor of Netlist on each of its three claims and confirmed conclusively that all licenses granted under the JDLA were terminated. On February 25, 2022, Samsung filed a Notice of Appeal, and the Federal Court of Appeals for the Ninth Circuit issued a Time Schedule Order on February 28, 2022, setting Samsung’s deadline to file an opening appeal brief as June 6, 2022. As of the reporting date, Samsung filed its opening brief seeking an appeal of the lower Court’s decisions. Netlist filed its response to Samsung’s appeal and its own opening cross-appeal brief on August 4, 2022. Samsung responded as allowed on October 6, 2022 after seeking an extension of its deadline. Netlist now has an opportunity to enter a Reply in support of its cross-appeal, which is due for filing November 28, 2022.

On October 15, 2021, Samsung filed a declaratory judgement action against Netlist in the United States District Court for the District of Delaware (“DDE”), requesting in relevant part that the Delaware District Court declare that Samsung does not infringe Netlist’s U.S. Patent Nos. 7,619,912, 9,858,218, 10,217,523, 10,474,595, 10,860,506, 10,949,339, and 11,016,918. As of the reporting date, Samsung seeks leave to add the ‘054 Patent (issued Jan. 25, 2022) to the action. Netlist believes Samsung’s claims levied in the DDE action meritless, and the relief Samsung requests unjustified. Netlist filed a motion seeking dismissal of Samsung’s operative DDE complaint, and an opposition contesting the inclusion of the ‘054 Patent as part of Samsung’s proposed second amended complaint filing. On August 1, 2022, the Court entered an Order on the pending motions denying Samsung’s request to amend its operative complaint a second time to add a count against the ‘054 Patent, and granting-in-part Netlist’s motion that various causes of action be dismissed. Specifically, Judge Andrews dismissed all of Samsung’s counts related to Netlist’s U.S. Patent Nos. 7,619,912, 10,860,506, 10,949,339, and 11,016,918. Thus, on August 22, 2022, Netlist entered its Answer to Samsung’s remaining Counterclaims. On September 12, 2022, Netlist amended its Counterclaims to include counterclaims tying Google, LLC and Alphabet, Inc. to the action. As of the reporting date, Google, LLC and Alphabet, Inc.’s responses to the claims are set for November 3, 2022.

On November 19, 2021, Samsung filed IPR requests contesting the validity of U.S. Patent Nos. 9,858,218 (the “’218 Patent”), 10,474,595 (the “’595 Patent”), and 10,217,523 (the “’523 Patent”). Netlist filed its initial responses to Samsung’s petitions on February 18, 2022, contesting the institution of any IPR on the grounds propounded. As of the reporting date, the PTAB has granted Samsung’s IPR requests related to the ‘218, ‘523, and ‘595 patents. Netlist filed its Patent Owner’s Response for the ‘523 Patent IPR on August 4, 2022, and its Patent Owner Responses for the ‘218 and ’595 Patent IPRs on August 15, 2022.

On February 17, 2022, Samsung filed an IPR request contesting the validity of only claim 16 within the ‘912 Patent. Samsung then filed two additional IPR requests contesting the validity of the ‘506 and ‘339 Patents. Netlist filed its Patent Owner’s Preliminary Response for the ‘912 and ‘339 Patent IPRs on July 21, 2022, and for the ‘506 Patent IPR on July 28, 2022. On August 26, 2022, Samsung filed two additional IPR petitions contesting the validity of Netlist’s U.S. Patent Nos. 8,787,060 (the “’060 Patent”) and 9,318,160 (the “’106 Patent”). On October 19, 2022, the PTAB set Netlist’s deadline to file its preliminary responses in those proceedings as January 19, 2023. On the same day, the PTAB instituted IPR trials on both the ‘912 and ‘339 patents. The following day, the PTAB instituted an IPR trial on the ‘506 patent. Separately, Netlist has filed its Patent Owner Preliminary Responses to Samsung’s IPR petitions against the ‘918 and ‘054 Patents on September 9, 2022 and September 8, 2022, respectively.

On June 3, 2022, Netlist filed a patent infringement lawsuit against Samsung in Dusseldorf, Germany, seeking damages for Samsung’s infringement of Netlist’s Patents EP735 and EP660. The Dusseldorf Court set an Oral Hearing date for September 5, 2023. As of the reporting date, Netlist filed an extension of its Complaint requesting injunctive relief, which Samsung followed with a request for an extension of its deadline to provide a statement of defense and alternatively to stay the proceedings entirely. Micron initiated a parallel nullity action on both patents asserted in the Dusseldorf Court, setting Netlist’s deadline to provide its initial arguments against nullity on November 19, 2022.

On December 20, 2021, Netlist filed a complaint for patent infringement against Samsung Electronics Co., Ltd., Samsung Semiconductor, Inc., and Samsung Electronics America, Inc. in the EDTX (Case No. 2:21-cv-463) under the ‘506, ‘339, and ‘918 Patents. Samsung responded to Netlist’s complaint on April 12, 2022, and Judge Gilstrap ordered a scheduling conference be set. On May 3, 2022, Netlist entered a First Amended Complaint pursuant to the Federal Rules of Civil Procedure (“FRCP”) Rule 15, adding claims for infringement under three additional patents: the ‘060, ‘160, and

‘054 Patents. On May 4, 2022, Netlist complied with the EDTX local patent rules and served its preliminary infringement contentions on Samsung. On May 27, 2022, Samsung moved to stay this action and sever the patents it sought to add to its Declaratory Judgement action in Delaware. On August 2, 2022, Samsung withdrew that first motion to stay in light of Judge Andrews’ order mandating dismissal of all Samsung’s claims related to the Texas Netlist patents the day before. On August 30, 2022 Samsung moved to stay the action a second time, this time in light of its IPR petitions, and its appeal of the Central District California Judgment at the 9th Circuit Court of Appeals. The matter was fully briefed as of October 17, 2022. In parallel, the parties completed substantive briefing on all claim construction issues and as of the reporting date have filed a joint claim construction statement for the Court’s consideration. The Court assigned claim construction to Magistrate Judge Roy Payne, who scheduled the claim construction hearing for November 4, 2022 in his Court. The Trial start remains set for May 1, 2023.

On August 1, 2022, Netlist filed a complaint for patent infringement against Samsung Electronics Co., Ltd., Samsung Semiconductor, Inc., and Samsung Electronics America, Inc. in the EDTX (Case No. 2:22-cv-00293) under the ‘912 Patent, which relates generally to technologies to implement rank multiplication. On August 15, 2022, Netlist filed its first amended complaint here, further addressing Samsung’s infringement of the ‘215 Patent and ‘417 Patent. On August 31, 2022, Samsung Semiconductor, Inc. and Samsung Electronics America, Inc. sought and received extensions of time to respond to Netlist’s first amended complaint until October 7, 2022. Before answering on September 20, 2022, Samsung collectively moved the Court to sever and transfer the ‘912 Patent from the action and stay the remaining portions of this proceeding in light of Samsung’s appeal before 9th Circuit Court of Appeals. The matter is fully briefed, but Samsung Electronics Co., Ltd.’s response deadline remains currently set for November 29, 2022. Apart from Samsung’s early motion practice and its remaining response deadline, on October 21, 2022, Chief Judge Gilstrap ordered that this action and a parallel action by Netlist against Micron on the same patents (22-cv-00294-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that this Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in therefor all pretrial matters.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of October 1, 2022 or January 2, 2022.

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

Pursuant to the September 2021 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the September 2021 Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 750,000 shares of its common stock, provided Lincoln Park’s obligation under any single such purchase will not exceed $4.0 million, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single regular purchase. If the Company directs Lincoln Park to purchase the maximum number of shares of common stock, it then may sell in a regular purchase, then in addition to such regular purchase, and subject to certain conditions and limitations in the September 2021 Purchase Agreement, the Company may direct Lincoln Park to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding regular purchase or (ii) 30% of the total number of shares of its common stock traded during a specified period on the applicable purchase date as set forth in the September 2021 Purchase Agreement. Under certain circumstances and in accordance with the September 2021 Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

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

During 2021, Lincoln Park purchased an aggregate of 1,550,000 shares of our common stock for a net purchase price of $10.9 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 20,809 shares of our common stock as additional commitment shares in noncash transactions. During the nine months ended October 1, 2022, Lincoln Park purchased an aggregate of 650,000 shares of our common stock for a net purchase price of $3.7 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 7,168 shares of our common stock as additional commitment shares in noncash transactions.

Note 9—Stock-Based Awards

As of October 1, 2022, the Company had 464,076 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the nine months ended October 1, 2022:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 1, 2022	5,899	$0.88
Granted	—	—
Exercised	(404)	0.69
Expired or forfeited	(605)	0.67
Outstanding as of October 1, 2022	4,890	$0.92

Restricted Stock Units

The following table summarizes the activity related to RSUs during the nine months ended October 1, 2022:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Outstanding as of January 1, 2022	2,228	$1.36
Granted	2,651	4.25
Vested	(1,276)	1.13
Forfeited	(266)	5.43
Outstanding as of October 1, 2022	3,337	$3.42

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Cost of sales	$22	$2	$41	$9
Research and development	283	160	674	438
Selling, general and administrative	587	283	1,649	715
Total	$892	$445	$2,364	$1,162

As of October 1, 2022, the Company had approximately $9.7 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 3.2 years.

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

The following MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as our Annual Report on Form 10-K for our fiscal year ended January 1, 2022 (the “2021 Annual Report”) filed with the SEC. All information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “Netlist,” “we,” “us,” or “our” as used herein refers collectively to Netlist, Inc. and its consolidated subsidiaries, unless otherwise stated.

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

During the third quarter of 2022, we recorded net sales of $34.4 million, gross profit of $2.2 million and net loss of $9.6 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility. See “Recent Developments” and “Liquidity and Capital Resources” below for more information.

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

Amendment to SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provides for a revolving line of credit of up to $10.0 million, as amended. The SVB Credit Agreement was most recently amended on April 29, 2022, and the borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. Borrowings accrue interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate or 4.25%. The maturity date is April 28, 2023, as amended.

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the September 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the September 2021 Purchase Agreement.

During 2021, Lincoln Park purchased an aggregate of 1,550,000 shares of our common stock for a net purchase price of $10.9 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 20,809 shares of our common stock as additional commitment shares in noncash transactions. During the nine months ended October 1, 2022, Lincoln Park purchased an aggregate of 650,000 shares of our common stock for a net purchase price of $3.7 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 7,168 shares of our common stock as additional commitment shares in noncash transactions.

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

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three and nine months ended October 1, 2022, and October 2, 2021 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
	2022	2021	Change	2022	2021	Change
Net product sales	$34,424	$26,749	29%	$139,982	$66,009	112%
License fee	—	—	0%	—	40,000	(100%)
Net sales	34,424	26,749	29%	139,982	106,009	32%
Gross profit - product sales	$2,180	$2,508	(13%)	$10,291	$6,874	50%
Gross margin percentage - product sales	6%	9%		7%	10%
Gross profit	$2,180	$2,508	(13%)	$10,291	$46,874	(78%)
Gross margin percentage	6%	9%		7%	44%

Net Sales

Net sales include (i) resales of component products including DIMMs, SSDs, and dynamic random-access memory (“DRAM ICS” or DRAM) products, and sales of our high-performance memory subsystems and (ii) an upfront non-refundable fee pursuant to the Strategic Agreement with SK hynix entered into on April 5, 2021.

Net product sales increased by approximately $7.7 million during the third quarter of 2022 compared to the same quarter of 2021, primarily as a result of a $12.4 million increase in re-sale of SK hynix products and a $4.9 million increase in sale of Netlist’s flash and SSD products, offset by a $9.6 million decrease in sales of low-profile memory subsystem products.

Net product sales increased by approximately $74.0 million during the first nine months of 2022 compared to the same period in 2021, primarily as a result of a $84.0 million increase in re-sale of SK hynix products and a $8.1 million increase in sale of Netlist’s flash and SSD products, offset by a $18.0 million decrease in sales of low-profile memory subsystem products.

Gross Profit and Gross Margin

Product gross profit decreased by $0.3 million during the third quarter of 2022 compared to the same quarter of 2021 primarily as a result of softer pricing environment and product sales mix. Product gross profit increased during the first nine months of 2022 compared to the same period of 2021 due primarily to higher sales across all product groups.

Product gross margin percentage decreased between the periods as a result of the change in our product mix and increased component product resales as a percentage of revenue.

Operating Expenses

Operating expenses for the three and nine months ended October 1, 2022, and October 2, 2021, were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
	2022	2021	Change	2022	2021	Change
Research and development	$2,550	$2,038	25%	$7,679	$5,222	47%
Percentage of net product sales	7%	8%		5%	8%
Intellectual property legal fees	$5,577	$8,461	(34%)	$11,716	$14,585	(20%)
Percentage of net product sales	16%	32%		8%	22%
Selling, general and administrative	$3,767	$2,590	45%	$11,429	$7,639	50%
Percentage of net product sales	11%	10%		8%	12%

Research and Development

Research and development expenses increased during the third quarter and the first nine months of 2022 compared to the same periods of 2021 due primarily to an increase in employee headcount, related overhead and new product research.

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

Intellectual property legal fees decreased during the third quarter and the first nine months of 2022 compared to the same periods of 2021 due primarily to lower legal expenses incurred to defend our patent portfolio internationally.

Selling, General and Administrative

Selling, general and administrative expenses increased during the third quarter and the first nine months of 2022 compared to the same periods of 2021 due primarily to an increase in employee headcount and overhead and outside services. As a result of the significant increase in the value of our non-affiliate public float in recent periods, we are a “large accelerated filer” as of the end of fiscal year ended January 2, 2022 which means that we need to file our quarterly and annual reports on an accelerated basis and that we are required to have our independent registered public accounting firm audit and attest to our internal control over financial reporting. Complying with these requirements requires us to invest a material amount in enhancing our financial reporting infrastructure that will cause our selling, general and administrative expenses to increase in future periods.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended October 1, 2022, and October 2, 2021 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
	2022	2021	Change	2022	2021	Change
Interest income (expense), net	$34	$(125)		$38	$(417)
Other income (expense), net	82	(2)		74	641
Total other income (expense), net	$116	$(127)	191%	$112	$224	50%

Interest expense, net, in 2021 consisted primarily of interest expense on the $15 million secured convertible note issued to Samsung Venture Investment Co. (“SVIC Note”) in November 2015 and a revolving line of credit under the SVB Credit Agreement, along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note. The SVIC Note was paid off in the fourth quarter of 2021 resulting in a decrease in interest expense for the third quarter and the first nine months of 2022 compared to the same periods of 2021.

Other income, net increased during the third quarter of 2022 compared to the same quarter of 2021 primarily as a result of a one-time gain from a sanction judgment. During the first nine months of 2021, other income, net included the gain on forgiveness of the Paycheck Protection Program Loan of $0.6 million. This gain was recognized during the second quarter of 2021 resulting in a decrease in other income for the first nine months of 2022 compared to the same period of 2021.

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

The following tables present selected financial information as of October 1, 2022, and January 1, 2022 and for the first nine months of 2022 and 2021 (in thousands):

	October 1,	January 1,
	2022	2022
Cash, cash equivalents and restricted cash	$43,442	$58,479
Convertible promissory note and accrued interest, net	1	562
Working capital	37,168	52,613

	Nine Months Ended
	October 1,	October 2,
	2022	2021
Net cash provided by (used in) operating activities	$(17,695)	$20,095
Net cash used in investing activities	(396)	(318)
Net cash provided by financing activities	3,054	36,879

During the nine months ended October 1, 2022, net cash used in operating activities was primarily a result of net loss of $20.4 million, non-cash adjustments to net loss of $3.1 million, and net cash outflows from changes in operating assets and liabilities of $0.4 million driven predominantly by an increase in inventories due to higher purchases to support increased sales and a decrease in accounts payable, partially offset by a decrease in accounts receivable and an increase in accrued expenses and other liabilities. Net cash provided by financing activities during the nine months ended October 1, 2022 primarily consisted of $1.0 million in net borrowings under the SVB Credit Agreement, $3.7 million in net proceeds from issuance of common stock under the September 2021 Lincoln Park Purchase Agreement, $0.3 million in proceeds from exercise of stock options, offset by $0.6 million in payments of note payable to finance insurance policies and $1.3 million in payments for taxes related to net share settlement of equity awards.

During the nine months ended October 2, 2021, net cash provided by operating activities was primarily a result of net income of $13.1 million, non-cash adjustments to net income of $1.3 million, and net cash inflows from changes in operating assets and liabilities of $5.7 million driven predominantly by an increase in accounts payable due to higher inventory purchases to support increase in sales and higher legal fees to defend our patent portfolio, partially offset by an increase in inventories. Net cash provided by financing activities during the nine months ended October 2, 2021 primarily consisted of $26.3 million in net proceeds from issuance of common stock under the 2019 Purchase Agreement with Lincoln Park, 2020 Purchase Agreement with Lincoln Park and First 2021 Lincoln Park Purchase Agreement, $11.1 million in proceeds from exercise of stock options and warrants and $0.8 million in net borrowings under the SVB Credit Agreement, partially offset by $1.0 million in payments for taxes related to net share settlement of equity awards.

Capital Resources

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the September 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75.0 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. As of October 1, 2022, $60.4 million remains available under the September 2021 Purchase Agreement with Lincoln Park.

SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provides for a revolving line of credit of up to $10.0 million, as amended. The SVB Credit Agreement was most recently amended on April 29, 2022, and the borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. Borrowings accrue interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate or 4.25%. The maturity date is April 28, 2023, as amended.

As of October 1, 2022, the outstanding borrowings under the SVB Credit Agreement were $8.0 million with additional borrowing availability of $0.2 million. During the nine months ended October 1, 2022, we made net borrowings of $1.0 million under the SVB Credit Agreement.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with cash receipts from revenues, borrowing availability under the SVB Credit Agreement, the equity financing available under September 2021 Purchase Agreement, funds raised through other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Foreign Currency Exchange Risk

All of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in the People’s Republic of China, a percentage of our operational expenses are denominated in Chinese Renminbi (“RMB”) and exchange volatility could positively or negatively impact those operating costs. Additionally, we may hold certain assets and liabilities in local currency on our consolidated balance sheet. As the operational expenses in RMB is immaterial, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020 and ineffective program change management related to certain information technology (“IT”) systems that support the Company’s financial reporting processes, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of October 1, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls related to our lack of an independent board and audit committee, we continue to maintain our financial reporting process we followed to prepare consolidated financial statements in accordance with U.S. GAAP for audit committee meetings on a quarterly and annual basis. We engage all departments groups to identify risks to the achievement of our goals as a basis for determining how the risks should be managed. In an effort to remediate the identified material weakness related to our ineffective design and maintenance of controls over user access and program change management related to certain IT systems, we hired a full-time Senior Director of IT in the fourth quarter of 2021 with a primary mandate to focus on Sarbanes-Oxley (“SOX”) compliance and mitigation plan for 2022. Our Chief Executive Officer and sole director will oversee the process to ensure all required disclosures are made in our consolidated financial statements on a quarterly and annual basis.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

The information under “Litigation and Patent Reexaminations” in Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors

Risks Related to Our Business, Operations and Industry

●	We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures;
●	We have historically incurred losses and may continue to incur losses;
●	The vast majority of our net product sales in recent periods have been generated from resales of component products, including products sourced from Samsung and SK hynix, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our HybriDIMM and NVvault products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including ongoing effects of the COVID-19 pandemic and the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross margin;
●	Our manufacturing operations involve significant risks;
●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	If a standardized memory solution that addresses the demands of our customers is developed, our net product sales and market share may decline;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;

●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters, cyber-attacks or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition;
●	Increased prices and inflation could negatively impact our margin performance and our financial results;
●	Geopolitical risks associated with Russia’s recent invasion of Ukraine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations; and
●	Significant increases in worldwide supply of semiconductor memory and storage could lead to declines in demand and average selling prices for our products, which could materially and adversely affect our business, results of operations, or financial condition.

Risks Related to Laws and Regulations

●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, that place significant demands on our resources, and the transition to the higher reporting and control standards that applies to us as a “large accelerated filer” may cause management distraction and increased costs.

Risks Related to Intellectual Property and Litigation

●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results; and
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us.

Risks Related to Capitalization and Financial Markets

●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;

●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	We have incurred a material amount of indebtedness to fund our operations, the terms of which have required us to pledge substantially all of our assets as security. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As a sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

The vast majority of our net product sales in recent periods have been generated from resales of component products, including products sourced from Samsung and SK hynix, and any decline in these product resales could significantly harm our performance.

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

Our ability to fulfill customer orders for or produce qualification samples of our memory subsystem products, as well as orders for the component products we resell, is dependent on a sufficient supply of SSDs, field-programmable gate arrays (“FPGAs”), ASICs, DRAM ICs and NAND flash, which are essential components of our memory subsystems. Further, there are a relatively small number of suppliers of these components, and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, Samsung and SK hynix, from which we obtained a large portion of our component products purchased for resale. We also use consumables and other components, including printed circuit boards (“PCBs”), to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

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

Additionally, we could experience a prolonged disruption, material malfunction, interruption or other loss of operations at our manufacturing facility for any number of reasons, including the occurrence of a contagious disease or illness, such as COVID-19, or cyber-attacks, or catastrophic weather events, or we may need to add manufacturing capacity to satisfy any increased demand for our products. Under these circumstances, we may be forced to rely on third parties for our manufacturing needs, which could increase our manufacturing costs, decrease our gross margin, decrease our control over manufacturing processes, limit our ability to satisfy customer requirements and demand and delay new product development until we could secure a relationship with a third-party manufacturer, which we may not be able to do in a timely manner, on acceptable terms or at all. If any of these risks occur, our operations, performance and customer relationships could be severely harmed.

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

Our operations could be disrupted by power outages, natural disasters, cyber-attacks or other factors.

Due to the geographic concentration of our manufacturing operations in our PRC facility and our small number of component suppliers, including Samsung and SK hynix for many of the component products we resell, a disruption resulting from equipment or power failures, quality control issues, human errors, government intervention, cyber-attacks or natural disasters, including earthquakes and floods, could require significant costs to repair and could interrupt or interfere with product manufacture and sale and cause significant delays in product shipments, which could harm our customer relationships, financial condition and results of operations. In the past, our PRC facility has suffered water damage as a result of heavy rains and floods, which forced us to temporarily halt manufacturing at the facility while necessary repairs or equipment replacements were made. This incident caused us to incur additional expenses because we were forced to shift our manufacturing activities to a third-party facility in the PRC to mitigate the disruption in product shipments to our customers. If manufacturing at the PRC facility is disrupted for similar or other reasons in the future, we may again be subject to increased expenses in order to engage a third-party manufacturer, or, if we are not able to secure alternative manufacturing capabilities, our ability to sell products and our relationships with our customers could be materially harmed. Additionally, we may be forced to bear significant costs in order to repair any damage to our manufacturing equipment and facility. Any of these outcomes could have a material adverse effect on our business and results of operations.

Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business.

We store key data about our business, including certain customer data, information about our and our customers’ intellectual property and other proprietary information, on our global information technology systems. Any failure or malfunctioning of our global information technology systems, errors or misuse by system users, cyber-attacks, difficulties migrating stand-alone systems to our centralized systems or inadequacy of the systems in addressing the needs of our operations could disrupt our ability to timely and accurately manufacture and ship products, divert management’s and key employees’ attention from other business matters and involve significant costs and other resources to repair or otherwise resolve, any of which could have a material adverse effect on our business, financial condition and results of operations. Any such event could also disrupt our ability to timely and accurately process, report and evaluate key operating metrics and key components of our results of operations, financial position and cash flows and could adversely affect our ability to complete other important business processes, such as maintenance of our disclosure controls and procedures and internal control over financial reporting.

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

Our independent registered public accounting firm conducted an audit of our internal control over financial reporting as of January 1, 2022 and determined that we have ineffective design and maintenance of controls over user access and program change management related to certain IT systems that support our financial reporting processes. User and privileged access were not appropriately provisioned, and program changes were not adequately reviewed prior to being placed in production. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were also ineffective because they could have been adversely impacted. This material weakness was due to us having an insufficient number of IT personnel to identify and assess risks associated with changes in the IT environment resulting in inappropriate assignment of user and privileged access as well as insufficient documentation for control operations. This weakness has the potential to increase the likelihood and severity of the risks we face with respect to our global information technology systems.

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

Geopolitical risks associated with Russia’s recent invasion of Ukraine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyberattacks and other actions taken in response to such hostilities on the world economy and markets, have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, military conflicts, geopolitical developments, war or terrorism, including the ongoing conflict in Ukraine, regional or global pandemics like COVID-19, and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand and could adversely affect our business, financial condition, and results of operations.

In February 2022, in response to the military conflict between Russia and Ukraine, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. The potential impacts of the conflict and related sanctions could include supply chain and logistics disruptions, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy and heightened cybersecurity threats. We do not and cannot know if the conflict, which remains ongoing, could escalate and result in broader economic and security concerns which could adversely affect our, supply chain, suppliers, customers, and potential customers. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of materials, supplies, labor, currency exchange rates and financial markets, all of which could have a material adverse effect on our business, financial condition and results of operations.

Significant increases in worldwide supply of semiconductor memory and storage could lead to declines in demand and average selling prices.

Our suppliers generally seek to increase wafer output, improve yields, and reduce die size, which could result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Increases in worldwide supply of semiconductor memory and storage could lead to declines in average selling prices and a decrease in short-term and/or long-term demand resulting in industry oversupply and could materially adversely affect our business, results of operations, or financial condition.

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

To date, all of our net product sales have been denominated in U.S. dollars. In the future, however, some of our net product sales may be denominated in RMB. The Chinese government controls the procedures by which RMB is converted into other currencies, which generally requires government consent. As a result, RMB may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures or imposes additional restrictions on currency conversion, our operations and our operating results could be negatively impacted. In addition, Chinese law imposes restrictions on the movement of funds outside of the PRC. If we need or decide to repatriate funds from our Chinese operations, we would be required to comply with the procedures and regulations of applicable Chinese law, and any failure to so comply could adversely affect our liquidity and financial condition. Further, if we are able to repatriate funds from our Chinese operations, these funds would be subject to U.S. taxes. In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses, the value of our assets and liabilities and the comparability of our period-to-period results.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. As described in Part I, Item 4, Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of October 1, 2022 due to two material weaknesses. The identified material weaknesses, at October 1, 2022, relates to the lack of an independent audit committee and ineffective program change management related to certain IT systems that support the Company’s financial reporting processes.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC (“Section 404”) require us to evaluate our internal control over financial reporting and require management to report on the effectiveness of this internal control as of the end of each fiscal year. In addition, due to the increase in the value of our worldwide non-affiliate public float, we lost our status as a “smaller reporting company” under applicable SEC rules at the end of last fiscal year ending January 1, 2022. As a result, Section 404 requires us to obtain an attestation report from our independent registered public accounting firm as to our internal control over financial reporting.

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

As is common in the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. We are currently involved in litigation and proceedings at the USPTO and PTAB based on alleged third-party infringement of our patents, and lawsuits claiming we are infringing others’ intellectual property rights also have been and may in the future be brought against us.

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

The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business.

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

In the past we had incurred a funding arrangement with TR Global Funding V, LLC (the “TRGP Agreement”), an affiliate of TRGP Capital Management (“TRGP”). We believe that the SK hynix Strategic Agreement falls outside the scope of the TRGP Agreement and the First Amendment to the TRGP Agreement, and we do not anticipate that we will be obligated to make payments to TRGP under the TRGP Agreement or the First Amendment to the TRGP Agreement.

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

Netlist common shares began trading on the Over-the-Counter market (the “OTC”) in October 2018, following the decision to move trading of our common stock from The Nasdaq Capital Market. Because our stock is no longer listed on a registered national securities exchange, we are subject to certain “blue sky” laws of the various states which impose restrictions on our ability to offer and sell our securities. These “blue sky” laws may make it more difficult for us to raise capital or to issue our common stock for equity compensation or other strategic purposes, which could adversely affect our ability to fund our operations or to attract and retain employees. In addition, our stock may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for the shares will be adversely affected.

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

As of October 1, 2022, there were 232,094,023 shares of our common stock outstanding. In addition, 4,890,052 shares of our common stock are subject to outstanding stock options and 3,337,304 shares of our common stock are subject to outstanding unvested restricted stock units. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Date:November 2, 2022	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)