Form 10-K
period 2022-12-31
NETLIST INC
filed 2023-02-28
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of July 2, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $744.1 million.

As of February 21, 2023, the registrant had 235,523,847 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Netlist, Inc. and Subsidiaries

Form 10-K

For the Fiscal Year Ended December 31, 2022

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

Forward-looking statements contained in this report include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	specific and overall impacts of the COVID-19 pandemic on our financial condition and results of operations;
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness, maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

Overview

Netlist provides high-performance memory solutions to enterprise customers in diverse industries. Our products in various capacities and form factors and our line of custom and specialty memory products bring leading performance to customers in a variety of industries globally and cloud service providers. Netlist licenses its portfolio of intellectual property, including solutions relating to volatile memory, storage memory, and hybrid memory.

Our Industry

The global high-performance memory module market is driven by increasing demand from data center and enterprise storage applications for improved input/output performance, lower latency, and increased redundant persistent data storage capacities. The proliferation of mobile devices, social media platforms, cognitive/artificial intelligence systems and cloud-based software applications has resulted in the accelerating creation and transmission of data. To manage and analyze this data, we believe new memory and storage technologies need to be developed and implemented to satisfy the needs in the industry.

Technical challenges arising from the production of dynamic random access memory integrated circuits (“DRAM ICs” or “DRAM”) is limiting the material's long-term viability as the high-speed memory of choice in demanding computing environments. Conversely, NAND flash memory (“NAND flash”), while characterized by lower access speeds, is scaling down in cost and scaling up in density at a significantly better rate than DRAM. This has led the industry to explore alternative computer architectures and new memory materials capable of bridging DRAM's superior access speed with NAND flash's lower cost and higher densities. We expect memory subsystems relying on intelligent controller technology to leverage NAND flash will most effectively address the industry's growing need for high-speed data management and analytics.

Further, DRAM-based memory solutions are being developed to accommodate the industry’s need for significant memory bandwidth increases. These growing needs have led to the development and implementation of new DDR5 Dual Inline Memory Module (“DIMM”) technologies like power management on-module, as well as higher-capacity High Bandwidth Memory (“HBM”) components. As one example of a possible trend in developing technologies to support the newest DDR5 standard – and beyond – we expect continued focus on moving logic and management functionality away from host systems and onto memory modules themselves.

Product Technologies

Our portfolio of proprietary technologies and design techniques includes:

Distributed Buffer Architecture

We invented the distributed buffer architecture that enables the buffering of data signals along the bottom edge of a memory module using multiple data buffer devices distributed between the edge connector and the DRAM. The result was shorter data paths, improved signal integrity, and reduced latency compared to the industry-standard design for DDR3 load-reduced dual in-line memory module ("LRDIMM"). The memory industry has widely adopted our distributed architecture for DDR4 LRDIMM. Our HyperCloud product was our first LRDIMM product built on this innovative and proprietary distributed buffer architecture.

Localized Module-Based Power Management Architecture

Early in our company’s history of research and development efforts, we developed innovative solutions for improving the performance of memory through the increased precision of voltage regulation. Netlist’s solution was to transfer the power management capabilities away from the host system and move them nearer to the components on the memory modules themselves. The result was improved granularity of system power loading, which could translate to improved functionality and higher data transfer speed. Relocating power management functionality onto modules also allows multiple distinct devices on a single module to receive power and operate harmoniously. While many in the memory industry have now adopted this approach for their DDR5-based DIMMs, our NVvault products incorporated this localized power management functionality long before.

Design Expertise

We have designed special algorithms that can be implemented in stand-alone integrated circuits or integrated into other functional blocks in application-specific integrated circuits (“ASICs”). We utilized these algorithms in our HybriDIMM product to incorporate load reduction functionality. We also incorporated these algorithms in our NVvault product line, which is known in the industry as NVDIMM-N.

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

Very Low-Profile Designs

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

2" High-Profile Designs

We have designed expanded-size memory systems in a form factor of two inches in height. Our larger 2” tall DIMM designs and associated technologies can provide developers with solutions requiring greatly expanded DIMM capacities while still satisfying requirements for high bandwidth functionality.

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

Compute Express Link Technology

We are investing in new technologies like memory expansion applications that utilize Compute Express Link (“CXL”), which improves server capacity and bandwidth beyond what traditional memory channels can provide. Traditional memory channel bandwidth and capacities can no longer keep up with host central processing unit needs. As this space matures, we believe that CXL technology will allow larger memory pools to be placed further away from the host central processing unit and still be seamlessly utilized with the traditional channel memory.

Products

Our commercially available memory subsystem products and other products that we sell include:

Component and Other Product Resales

Due to our relationships with memory channel customers, in addition to our own products, we resell certain component products that we purchase for the purpose of resale. We have purchased certain of these products under the terms of a product supply agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”). We have also sourced resale products from other suppliers. Additionally, we sell excess component inventory to distributors and other users of memory integrated circuits. For information regarding our concentrations and customers, see Note 10 “Major Customers, Suppliers and Products” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Patents

As of December 31, 2022, we had over 100 patents, which have various terms expiring through 2041. Our issued patents cover various aspects of our innovations and include various claim scopes and, as a result, we believe our business is not materially dependent on any one claim in any of our existing patents or pending patent applications.

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

Our research and development activities are conducted at our headquarters in Irvine, California. Our engineering team delivers innovative solutions with a focus on meeting our customers’ performance requirements with our expertise in computer architectures, system memory, subsystem design and memory software, ASIC design, as well as high density PCB design and thermal management. Our engineers focus on developing and incorporating new techniques, methodologies and processes for testing and manufacturing our products. Our engineers also collaborate with our customers to provide us with insights into and expertise in systems architecture, power budget, performance requirements, operating environment (such as air flow and operating temperature) and any mechanical constraints.

We have invested significant resources in our product research and development efforts. Our customers typically do not separately compensate us for design and engineering work involved in developing application-specific products for them.

Human Capital

As of December 31, 2022, we had approximately 100 full-time and part-time employees globally. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, managerial and other personnel for whom competition is intense. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

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

We offer our employees opportunities to advance their careers at Netlist. We are focused on leadership progression and encourage our employees to take advantage of new opportunities.

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

Available Information

Information about us is available at our website, www.netlist.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings are available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports or statements. All SEC filings are also available at the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines, code of business conduct and ethics, insider trading policy and whistleblower policy. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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

Risks Related to Our Business, Operations and Industry

●	Significant increases in worldwide supply of semiconductor memory and storage could lead to declines in demand and average selling prices for our products, which could materially and adversely affect our business, results of operations, or financial condition;
●	We have historically incurred losses and may continue to incur losses;
●	The vast majority of our net product sales in recent periods have been generated from resales of component products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance;
●	We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures;
●	We are subject to risks relating to our focus on developing our CXL products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;

●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including ongoing effects of the COVID-19 pandemic and the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross margin;
●	Our manufacturing operations involve significant risks;
●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters, cyber-attacks or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition;
●	Increased prices and inflation could negatively impact our margin performance and our financial results; and
●	Geopolitical risks associated with Russia’s invasion of Ukraine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

Risks Related to Laws and Regulations

●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“SOX”), that place significant demands on our resources, and the transition to the higher reporting and control standards that applies to us as a “large accelerated filer” may cause management distraction and increased costs.

Risks Related to Intellectual Property and Litigation

●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results; and
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us.

Risks Related to Capitalization and Financial Markets

●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	We have incurred a material amount of indebtedness to fund our operations, the terms of which have required us to pledge substantially all of our assets as security. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As a sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

Risks Related to Our Business, Operations and Industry

Significant increases in worldwide supply of semiconductor memory and storage could lead to declines in demand and average selling prices for our products, which materially and adversely affect our business, results of operations or financial condition.

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

The vast majority of our net product sales in recent periods have been generated from resales of component products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance.

The vast majority of our net product sales in recent periods have been generated from resales of component products, including solid-state drives (“SSDs”), NAND flash and DRAM products. We resell these component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

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

We may experience supply shortages at any time and for a variety of reasons, including, among others, spikes in customer demand that cannot be satisfied, any problems that arise with SK hynix’s manufacturing operations or facilities that cause disruptions or delays, including from the recent COVID-19 pandemic, or any failure to comply with the terms of the agreements regarding the supply of these products. If we choose, or if we are forced, to seek to supply the component products we resell from other suppliers, we may not be able to identify other suppliers that are available and able to produce the particular components with the specific product specifications and in the quantities our customers require, or we may not be able to make arrangements with any other suppliers in a timely manner to avoid delays in satisfying customer orders. Further, even if we are able to make arrangements with other suppliers for sufficient component products to replace any undersupply from SK hynix, we may not be able to make these arrangements on financial and other terms comparable to those we have negotiated with SK hynix. As a result, any inability to obtain sufficient component products from SK hynix could increase our cost of sales for component product resales if we are forced to pay higher prices to obtain the products from other suppliers. Moreover, all of our supply arrangements for these component products and any arrangements we may establish with other suppliers, are subject to the other supply and manufacturing risks discussed elsewhere in these risk factors.

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

We are subject to risks relating to our focus on developing our CXL products for our target customer markets.

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

We have invested significant research and development time and capital in the design of ASIC and hybrid devices, including our CXL technology-based memory expansion controller. These products are subject to significant risks, including:

●	we are dependent on a limited number of suppliers for the SSDs, DRAM ICs, NAND flash and ASIC devices that are essential to the functionality of these products, and in the past, we have experienced supply chain disruptions and shortages of SSDs, DRAM and NAND flash required to create these products as a result of issues that are specific to our suppliers or the industry as a whole;
●	CXL and some of our other next-generation products may require additional time including the services and attention of key employees who have competing demands on their available time and may require capital investment to bring the products to market;
●	our development and commercialization strategies for these products;
●	we are required to demonstrate the quality and reliability of our products to and qualify them with our customers before purchases are made, which requires investments of time and resources in significant and unpredictable amounts prior to the receipt of any revenues from these customers; and
●	our memory expansion controller products or other new products, such as CXL, may contain currently undiscovered flaws, the correction of which could result in increased costs and time to market.

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

Our ability to fulfill customer orders for or produce qualification samples of our memory subsystem products, as well as orders for the component products we resell, is dependent on a sufficient supply of SSDs, FPGAs, ASICs, DRAM ICs and NAND flash, which are essential components of our memory subsystems. Further, there are a relatively small number of suppliers of these components, and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, including SK hynix, from which we obtained a large portion of our component products purchased for resale. We also use consumables and other components, including PCBs, to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

From time to time, shortages in SSDs, DRAM ICs and NAND flash have required some suppliers to limit the supply of these components. In the past, we have experienced supply chain disruptions and shortages of SSDs, DRAM and NAND flash required to create certain of our memory subsystem products, and we have been forced to procure the component products we resell from other suppliers to the extent sufficient product is not available from SK hynix to meet customer demand or in the event of other SK hynix supply issues. We are continually working to secure adequate supplies of the components necessary to fill customers’ orders in a timely manner. If we are unable to obtain a sufficient supply of SSDs, DRAM ICs, NAND flash or other essential components, as a result of a natural disaster, political unrest military conflict, medical epidemics, such as the COVID-19 pandemic, climate change, economic instability, equipment failure or other cause, to avoid interruptions or failures in the delivery of our products as required by our customers or the delivery of these components to customers to whom we resell them directly, these customers may reduce future orders for these products or not purchase these products from us at all, which could cause our net product sales to decline and harm our operating results. In addition, our reputation could be harmed due to failures to meet our customers’ demands and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business and we may lose market share to our competitors. Further, if our suppliers are unable to produce qualification samples of our products on a timely basis or at all, we could experience delays in the qualification process with existing or prospective customers, which could have a significant impact on our ability to sell our products. Moreover, if we are not able to obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, we may not be able to develop or introduce new products, we may experience significant increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers, or we may be forced to cease our sales of products dependent on the components or resales of the components we sell to customers directly.

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

We maintain a manufacturing facility in the PRC at which we produce a portion of our products. These manufacturing activities require significant resources to maintain. For instance, we must continuously review and improve our manufacturing processes in order to maintain satisfactory manufacturing yields and product performance, try to lower our costs and otherwise remain competitive. As we manufacture new and more complex products, the risk of encountering delays, difficulties or higher costs increases. In addition, the start-up costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment and any resulting manufacturing delays and inefficiencies, could negatively impact our results of operations.

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

To date, we have been highly dependent on the experience, relationships and technical knowledge of certain key employees. We believe our future success will be dependent on our ability to retain the services of these key employees, develop their successors and properly manage the transition of their roles should departures occur. The loss of these key employees or their inability to continue to provide their services could delay the development and introduction of new or enhanced products or technologies, negatively impact our ability to sell our existing products, limit our ability to pursue our other business goals and strategies and otherwise harm our business. We do not have employment agreements with any of our employees other than Chun K. Hong, our President, Chief Executive Officer (“CEO”) and sole member of our board of directors, and as a result most of our employees may terminate their employment with us at any time.

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

Due to the geographic concentration of our manufacturing operations in our PRC facility and our small number of component suppliers, including SK hynix for many of the component products we resell, a disruption resulting from equipment or power failures, quality control issues, human errors, government intervention, cyber-attacks or natural disasters, including earthquakes and floods, could require significant costs to repair and could interrupt or interfere with product manufacture and sale and cause significant delays in product shipments, which could harm our customer relationships, financial condition and results of operations. In the past, our PRC facility has suffered water damage as a result of heavy rains and floods, which forced us to temporarily halt manufacturing at the facility while necessary repairs or equipment replacements were made. This incident caused us to incur additional expenses because we were forced to shift our manufacturing activities to a third-party facility in the PRC to mitigate the disruption in product shipments to our customers. If manufacturing at the PRC facility is disrupted for similar or other reasons in the future, we may again be subject to increased expenses in order to engage a third-party manufacturer, or, if we are not able to secure alternative manufacturing capabilities, our ability to sell products and our relationships with our customers could be materially harmed. Additionally, we may be forced to bear significant costs in order to repair any damage to our manufacturing equipment and facility. Any of these outcomes could have a material adverse effect on our business and results of operations.

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

From time to time, we evaluate opportunities to acquire businesses or technologies or pursue other strategic transactions or relationships, including collaboration or joint development arrangements, which might complement our current product offerings or enhance our intellectual property portfolio or technical capabilities. We have no experience acquiring other businesses or technologies.

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

Geopolitical risks associated with Russia’s invasion of Ukraine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyber-attacks and other actions taken in response to such hostilities on the world economy and markets, have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, military conflicts, geopolitical developments, war or terrorism, including the ongoing conflict in Ukraine, regional or global pandemics like COVID-19, and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand and could adversely affect our business, financial condition, and results of operations.

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

To date, the majority of our net product sales have been denominated in U.S. dollars. In the future, however, some of our net product sales may be denominated in Chinese Renminbi (“RMB”). The Chinese government controls the procedures by which RMB is converted into other currencies, which generally requires government consent. As a result, RMB may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures or imposes additional restrictions on currency conversion, our operations and our operating results could be negatively impacted. In addition, Chinese law imposes restrictions on the movement of funds outside of the PRC. If we need or decide to repatriate funds from our Chinese operations, we would be required to comply with the procedures and regulations of applicable Chinese law, and any failure to so comply could adversely affect our liquidity and financial condition. Further, if we are able to repatriate funds from our Chinese operations, these funds would be subject to U.S. taxes. In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses, the value of our assets and liabilities and the comparability of our period-to-period results.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In performing their audit of our internal control over financial reporting as required by Section 404 of SOX and the related rules and regulations of the SEC (“Section 404”), our independent registered public accounting firm concluded that our internal control over financial reporting was ineffective as of December 31, 2022 due to one material weakness. The identified material weakness, as of December 31, 2022, relates to the lack of an independent board and audit committee and ineffective risk assessment and monitoring controls.

While the control deficiency identified did not result in any identified misstatements, a reasonable possibility exists that a material misstatement to the annual or interim condensed consolidated financial statements and disclosures will not be prevented or detected on a timely basis.

In an effort to address the identified material weakness and enhance our internal controls, our finance and accounting personnel are continuing to follow all of the same procedures that they undertook in preparation for independent audit committee meetings on a quarterly and annual basis. Our CEO and sole director will oversee these processes and review materials prepared by the finance and accounting staff as well as our independent registered public accounting firm on a quarterly and annual basis. If our measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, we may not be able to timely or accurately report our results of operations or maintain effective disclosure controls and procedures. If we are unable to report financial information timely or accurately, or to maintain effective disclosure controls and procedures, we could be required to restate our financial statements and be subject to, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our common stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

We are required to comply with certain provisions of Section 404 that place significant demands on our resources, and the transition to the higher reporting and control standards that applies to us as a “large accelerated filer” may cause management distraction and increased costs.

Section 404 require us to evaluate our internal control over financial reporting and require management to report on the effectiveness of this internal control as of the end of each fiscal year.

Our Section 404 evaluations confirmed that enhancements, modifications and changes to our internal control over financial reporting are necessary and desirable. Implementing changes to comply with Section 404 may divert the attention of management, involve significant time and costs and could negatively impact our financial reporting functions during the transition, any of which could have a material negative effect on our results of operations and financial condition.

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

To support our activities in the near term, we expect to rely on cash generated from our business, the cash received under the Strategic Product Supply and License Agreement, entered into on April 5, 2021, by and between the Company and SK hynix (the “Strategic Agreement”) and proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”), and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

The market price at which our common stock trades may be influenced by many factors, including, among others, the following:

●	the results of legal proceedings in which we are involved;
●	our operating and financial performance and prospects;
●	the ongoing impacts of the COVID-19 pandemic;
●	investor perceptions of us and the industry in which we operate;
●	our ability to meet investor and analyst expectations for our operating results;
●	the availability and level of research coverage of and market-making in our common stock;
●	changes in buy/sell recommendations by analysts;
●	any financial projections we may provide to the public, any changes to these projections or our failure to meet these projections;
●	our announcement of significant strategic transactions or relationships or the initiation of legal proceedings, including patent infringement actions;
●	general political, economic and market conditions, including volatility or uncertainty in these conditions; and
●	the other risk factors described in this report.

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

As of December 31, 2022, there were 232,557,448 shares of our common stock outstanding. In addition, 4,866,239 shares of our common stock are subject to outstanding stock options and 3,441,961 shares of our common stock are subject to outstanding unvested restricted stock units. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Irvine, California where we lease and occupy approximately 14,809 square feet of office space under a lease that will expire in December 2026. Our warehouse is located in Irvine,

California where we lease and occupy approximately 6,081 square feet of warehouse space under a lease that will expire in February 2027. Our manufacturing facility is located in the PRC where we lease and occupy approximately 43,600 square feet of manufacturing space under a lease that will expire in June 2023. We believe our existing facilities are in a good operating condition and are suitable for the conduct of our business.

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

As of February 21, 2023, we had 235,523,847 outstanding shares of common stock, no outstanding shares of preferred stock, and approximately 13 holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 in this Form 10-K under the section titled “Security Ownership of Certain Beneficial Owners and Management” for information about our equity compensation plans which is incorporated by reference herein.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, on our common stock, the Russell 2000 Index and the S&P 500 Index for the five years ended December 31, 2022. The graph assumes $100 was invested in each of our common stock, the Russell 2000 Index and the S&P 500 Index as of the market close on December 30, 2017. Note that past stock price performance is not necessarily indicative of future stock price performance.

The following table summarizes stock performance graph data points in dollars:

	12/30/17	12/29/18	12/28/19	1/2/21	1/1/22	12/31/22
Netlist	$100	$124	$104	$196	$2,098	$374
S&P 500 Index	$100	$93	$121	$140	$178	$144
Russell 2000 Index	$100	$87	$109	$129	$146	$115

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2022 ended on December 31, 2022, fiscal year 2021 ended on January 1, 2022, and fiscal year 2020 ended on January 2, 2021. All fiscal years presented in this Form 10-K, except fiscal year 2020, included 52 weeks. Additionally, all quarters, except the fourth quarter of 2020, included 13 weeks. Fiscal year 2020 included 53 weeks, with a 14-week fourth quarter. Unless otherwise stated, all information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

Overview

Netlist provides high-performance memory solutions to enterprise customers in diverse industries. Our products in various capacities and form factors and our line of custom and specialty memory products bring leading performance to customers in a variety of industries globally and cloud service providers. Netlist licenses its portfolio of intellectual property, including solutions relating to volatile memory, storage memory, and hybrid memory.

Economic Conditions, Challenges and Risks

Our performance, financial condition and prospects are affected by a number of factors and are exposed to a number of risks and uncertainties. We operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. See the discussion of certain risks that we face under “Risk Factors” in Item 1A of this report.

Impact of COVID-19 on our Business

The impact of the COVID-19 pandemic will have on our consolidated results of operations is uncertain. Although we initially observed demand increases in our products, we anticipate that the global health crisis caused by COVID-19 may negatively impact business activity across the globe. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of such alterations or modifications may have on our business, consolidated results of operations, financial condition, and liquidity.

Fiscal Year Highlights

Amendment to SVB Credit Agreement

On April 29, 2022, we entered into an amendment to a credit agreement dated October 31, 2009, which may from time to time be amended, modified, supplemented or restated, (the “SVB Credit Agreement”), with SVB, which provides for a revolving line of credit of up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. Borrowings accrue interest on advance at a per annum rate equal to the greater of 0.75% above the Wall Street Journal prime rate (“Prime Rate”) or 4.25%. The maturity date is April 28, 2023, as amended.

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

During 2022, Lincoln Park purchased an aggregate of 1,050,000 shares of our common stock for a net purchase price of $4.4 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 8,502 shares of our common stock as additional commitment shares in noncash transactions.

Subsequent to December 31, 2022, Lincoln Park purchased an aggregate of 2,650,000 shares of our common stock for a net purchase price of $4.3 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 8,284 shares of our common stock as additional commitment shares in noncash transactions.

Ineffective Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In performing their audit of our internal control over financial reporting as required by Section 404 of SOX, our independent registered public accounting firm concluded that our internal control over financial reporting was ineffective as of December 31, 2022 due to one material weakness. The identified material weakness, at December 31, 2022, relates to the lack of an independent board and audit committee.

While the control weaknesses identified did not result in any identified misstatements, a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.

In an effort to address the identified material weakness related to the lack of an independent board and audit committee and to enhance our internal controls, our finance and accounting personnel are continuing to follow all of the same procedures that they undertook in preparation for independent audit committee meetings on a quarterly and annual basis. Our CEO and sole director will oversee these processes and review materials prepared by the finance and accounting staff as well as our independent registered public accounting firm on a quarterly and annual basis. If our measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, we may not be able to timely or accurately report our results of operations or maintain effective disclosure controls and procedures. If we are unable to report financial information timely or accurately, or to maintain effective disclosure controls and procedures, we could be required to restate our financial statements and be subject to, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our common stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

Results of Operations

Net Sales and Gross Margin

Net sales and gross margin for 2022 and 2021 were as follows (dollars in thousands):

	2022	2021	Change
Net product sales	$161,637	$102,355	58%
License fee	—	40,000	(100%)
Net sales	$161,637	$142,355	14%
Gross profit - product sales	$11,892	$8,897	34%
Gross margin percentage - product sales	7%	9%
Gross profit	$11,892	$48,897	(76%)
Gross margin percentage	7%	34%

Net Sales

Net sales include (i) resales of certain component products, including DIMMs, SSDs and DRAM products, and sales of our high-performance memory subsystems and (ii) an upfront non-refundable fee pursuant to the Strategic Agreement.

Net product sales increased by approximately $59.3 million during 2022 compared to 2021 primarily as a result of a $81.4 million increase in the sale of RDIMM and discrete component products and a $9.5 million increase in the sale of Netlist’s flash and SSD products, offset by a $31.6 million decrease in sales of low-profile memory subsystem products.

Gross Profit and Gross Margin

Product gross profit increased in 2022 compared to 2021 due primarily to higher sales across all product groups. Product gross margin percentage decreased between the periods as a result of the change in our product mix and increased component product resales as a percentage of revenue.

Operating Expenses

Operating expenses for 2022 and 2021 were as follows (dollars in thousands):

	2022	2021	Change
Research and development	$10,624	$7,241	47%
Percentage of net product sales	7%	7%
Intellectual property legal fees	$20,421	$19,494	5%
Percentage of net product sales	13%	19%
Selling, general and administrative	$14,347	$10,779	33%
Percentage of net product sales	9%	11%

Research and Development

Research and development expenses increased in 2022 compared to 2021 due primarily to an increase in employee headcount, related overhead and new product research.

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

Intellectual property legal fees increased during 2022 compared to 2021 due primarily to higher legal expenses incurred to defend and enforce our patent portfolio internationally.

Selling, General and Administrative

Selling, general and administrative expenses increased in 2022 compared to 2021 due primarily to an increase in employee headcount and overhead and outside services.

Other Income, Net

Other income, net for 2022 and 2021 was as follows (dollars in thousands):

	2022	2021	Change
Interest income (expense), net	$57	$(568)
Other income, net	74	643
Total other income, net	$131	$75	(75%)

Interest expense, net, in 2021 consisted primarily of interest expense on the Senior Secured Convertible Promissory Note issued on November 18, 2015 (the “SVIC Note”) to SVIC No. 28 Technology Business Investment L.L.P., a Korean limited liability partnership (“SVIC”), an affiliate of Samsung Venture Investment Co., and a revolving line of credit under the SVB Credit Agreement, along with the accretion of debt discounts and amortization of debt issuance costs on the SVIC Note. The SVIC Note was paid off in December 2021 resulting in a decrease in interest expense for 2022 compared to 2021.

Other income, net in 2021 included the gain on forgiveness of the PPP Loan of $0.6 million unsecured promissory note entered into on April 23, 2020, by and between the Company and Hanmi Bank under the Paycheck Protection Program (“PPP”) (the “PPP Loan”) administered by the Small Business Administration (“SBA”). This gain was recognized during the second quarter of 2021 resulting in a decrease in other income for 2022 compared to 2021.

Provision for Income Taxes

For 2022, our effective tax rate was 0% due primarily to our net loss and valuation allowances. During 2021, we recorded a provision for income taxes of $6.6 million related to the Korean withholding tax incurred in connection with the upfront non-refundable fee pursuant to the Strategic Agreement of $40 million from SK hynix recognized during the second quarter of 2021. Due primarily to this withholding tax, our effective tax rate for 2021 was higher at 58% than the statutory federal income tax rate of 21%.

Liquidity and Capital Resources

We believe our existing balance of cash and cash equivalents, which totaled $43.6 million as of December 31, 2022, along with cash receipts from revenues, borrowing availability under the SVB Credit Agreement, the equity financing available under the Second 2021 Lincoln Park Purchase Agreement, funds raised through other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In addition, on April 5, 2021, we entered into a Product Purchase and Supply Agreement (the “Supply Agreement”) with SK hynix and the Strategic Agreement. Both agreements have a term of 5 years. Under the Strategic Agreement, (a) we have granted to SK hynix worldwide, non-exclusive, non-assignable licenses to certain of our patents covering memory technologies and (b) SK hynix has granted to us worldwide, non-exclusive, non-assignable licenses to its patent portfolio. In addition, the Strategic Agreement provided for the settlement of all intellectual property proceedings between us and SK hynix and a settlement fee of $40 million paid to us by SK hynix. In addition, the parties have agreed to collaborate on certain technology development activities.

For a description of contractual obligations, see Note 4, “Debt” and Note 5, “Leases” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized as follows (in thousands):

	2022	2021
Net cash provided by (used in):
Operating activities	$(14,995)	$6,007
Investing activities	(467)	(520)
Financing activities	594	36,466
Net change in cash, cash equivalents and restricted cash	$(14,868)	$41,953

Net cash used in operating activities for 2022 was primarily a result of net loss of $33.4 million, non-cash adjustments to net loss of $4.2 million, partially offset by net cash inflows from changes in operating assets and liabilities of $14.2 million driven predominantly by an increase in accounts payable and accrued expenses and other liabilities and a decrease in accounts receivable and inventories. Net cash provided by financing activities for 2022 primarily consisted of $4.4 million in net proceeds from issuance of common stock under the Second 2021 Lincoln Park Purchase Agreement and $0.3 million in proceeds from exercise of stock options, partially offset by $2.1 million in net payments under the SVB Credit Agreement, $0.6 million in payments of note payable to finance insurance policies and $1.4 million in payments for taxes related to net share settlement of equity awards.

Net cash provided by operating activities for 2021 was primarily a result of net income of $4.8 million, non-cash adjustments to net income of $2.0 million, offset by net cash outflows from changes in operating assets and liabilities of $1.0 million driven predominantly by an increase in accounts payable, partially offset by an increase in accounts receivable and inventories. Net cash provided by financing activities for 2021 primarily consisted of $39.6 million in net proceeds from issuance of common stock under the Purchase Agreement, dated as of June 24, 2019, by and between the Company and Lincoln Park (the “2019 Purchase Agreement”), the Purchase Agreement, dated as of March 5, 2020, by and between the Company and Lincoln Park (the “2020 Purchase Agreement”), the Purchase Agreement, dated as of July 12, 2021, by and between the Company and Lincoln Park (the “First 2021 Purchase Agreement”), and the Second 2021 Purchase Agreement, $11.8 million in proceeds from exercise of stock options and warrants and $3.3 million in net borrowings under the SVB Credit Agreement, partially offset by $17.1 million in repayment of SVIC Note and other debt and $1.1 million in payments for taxes related to net share settlement of equity awards.

Capital Resources

Second 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the Second 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the Second 2021 Purchase Agreement subject to the conditions and limitations set forth in the Second

2021 Purchase Agreement. As of December 31, 2022, $59.7 million remains available under the Second 2021 Purchase Agreement with Lincoln Park.

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

As of December 31, 2022, the outstanding borrowings under the SVB Credit Agreement were $4.9 million with no availability under the revolving line of credit. During the year ended December 31, 2022, we made net repayments of $2.1 million under the SVB Credit Agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. While our significant accounting policies are described in more detail in Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, we believe the accounting policies discussed below used in the preparation of our consolidated financial statements require the most significant estimates, judgments, assumptions and decisions.

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

Foreign Currency Exchange Rate Risk

The majority of our sales and our expenses are denominated in U.S. dollars. Since we operate in the PRC, a percentage of our sales and operational expenses are denominated in RMB and exchange volatility could positively or negatively impact those operating costs. Additionally, we may hold certain assets and liabilities in local currency on our consolidated balance sheet. As the sales and operational expenses in RMB is immaterial, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations.

Item 8.	Financial Statements and Supplementary Data

Netlist, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	December 31,	January 1,
	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$25,011	$47,679
Restricted cash	18,600	10,800
Accounts receivable, net of allowances of $137 (2022) and $283 (2021)	8,242	12,727
Inventories	10,686	15,670
Prepaid expenses and other current assets	1,308	1,126
Total current assets	63,847	88,002
Property and equipment, net	1,138	989
Operating lease right-of-use assets	2,043	1,891
Other assets	295	294
Total assets	$67,323	$91,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$28,468	$25,887
Revolving line of credit	4,935	7,000
Accrued payroll and related liabilities	1,588	1,308
Accrued expenses and other current liabilities	2,635	632
Long-term debt due within one year	447	562
Total current liabilities	38,073	35,389
Operating lease liabilities	1,744	1,593
Other liabilities	270	152
Total liabilities	40,087	37,134
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 232,557 (2022) and 230,113 (2021) shares issued and outstanding	233	231
Additional paid-in capital	250,428	243,866
Accumulated deficit	(223,425)	(190,055)
Total stockholders' equity	27,236	54,042
Total liabilities and stockholders' equity	$67,323	$91,176

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Net product sales	$161,637	$102,355	$47,234
License fee	—	40,000	—
Net sales	161,637	142,355	47,234
Cost of sales	149,745	93,458	40,503
Gross profit	11,892	48,897	6,731
Operating expenses:
Research and development	10,624	7,241	2,953
Intellectual property legal fees	20,421	19,494	2,368
Selling, general and administrative	14,347	10,779	8,247
Total operating expenses	45,392	37,514	13,568
Operating (loss) income	(33,500)	11,383	(6,837)
Other income (expense), net:
Interest income (expense), net	57	(568)	(531)
Other income, net	74	643	101
Total other income (expense), net	131	75	(430)
(Loss) income before provision for income taxes	(33,369)	11,458	(7,267)
Provision for income taxes	1	6,627	1
Net (loss) income	$(33,370)	$4,831	$(7,268)

(Loss) earnings per share:
Basic	$(0.14)	$0.02	$(0.04)
Diluted	$(0.14)	$0.02	$(0.04)
Weighted-average common shares outstanding:
Basic	231,487	218,171	183,594
Diluted	231,487	225,589	183,594

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 28, 2019	169,539	$169	$179,086	$(187,618)	$(8,363)
Net loss	—	—	—	(7,268)	(7,268)
Issuance of common stock, net	25,490	25	12,149	—	12,174
Issuance of warrants	—	—	145	—	145
Exercise of stock options	226	—	32	—	32
Exercise of warrants	256	—	—	—	—
Stock-based compensation	—	—	763	—	763
Restricted stock units vested and distributed	801	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(334)	—	(103)	—	(103)
Balance, January 2, 2021	195,978	195	192,071	(194,886)	(2,620)
Net income	—	—	—	4,831	4,831
Issuance of common stock, net	16,646	17	39,552	—	39,569
Exercise of stock options	2,865	4	3,946	—	3,950
Exercise of warrants	13,808	14	7,854	—	7,868
Stock-based compensation	—	—	1,580	—	1,580
Restricted stock units vested and distributed	1,140	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(324)	—	(1,136)	—	(1,136)
Balance, January 1, 2022	230,113	231	243,866	(190,055)	54,042
Net loss	—	—	—	(33,370)	(33,370)
Issuance of common stock, net	1,059	1	4,435	—	4,436
Exercise of stock options	414	—	284	—	284
Stock-based compensation	—	—	3,214	—	3,214
Restricted stock units vested and distributed	1,358	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(387)	—	(1,370)	—	(1,370)
Balance, December 31, 2022	232,557	$233	$250,428	$(223,425)	$27,236

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Cash flows from operating activities:
Net income (loss)	$(33,370)	$4,831	$(7,268)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	340	127	147
Interest accrued on convertible promissory notes	—	300	309
Amortization of debt discounts	—	228	212
Non-cash lease expense	640	375	489
Gain on extinguishment of debt	—	(643)	—
Stock-based compensation	3,214	1,580	763
Issuance of warrant in lieu of payment	—	—	145
Changes in operating assets and liabilities:
Accounts receivable	4,485	(8,047)	(1,008)
Inventories	4,984	(12,472)	298
Prepaid expenses and other assets	264	(286)	1,693
Accounts payable	2,581	20,166	(3,807)
Accrued payroll and related liabilities	280	502	66
Accrued expenses and other liabilities	1,587	(654)	(173)
Net cash provided by (used in) operating activities	(14,995)	6,007	(8,134)
Cash flows from investing activities:
Acquisition of property and equipment	(467)	(520)	(43)
Net cash used in investing activities	(467)	(520)	(43)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(2,065)	3,322	688
Proceeds from issuance of long-term debt	—	—	637
Principal repayments under finance lease	(129)	(20)	(18)
Payments on note payable and long-term debt	(562)	(17,087)	(423)
Proceeds from issuance of common stock, net	4,436	39,569	12,174
Proceeds from exercise of stock options and warrants	284	11,818	32
Payments for taxes related to net share settlement of equity awards	(1,370)	(1,136)	(103)
Net cash provided by financing activities	594	36,466	12,987
Net change in cash, cash equivalents and restricted cash	(14,868)	41,953	4,810
Cash, cash equivalents and restricted cash at beginning of period	58,479	16,526	11,716
Cash, cash equivalents and restricted cash at end of period	$43,611	$58,479	$16,526

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$25,011	$47,679	$13,326
Restricted cash	18,600	10,800	3,200
Cash, cash equivalents and restricted cash at end of period	$43,611	$58,479	$16,526

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Netlist, Inc. and its wholly owned subsidiaries (collectively the “Company”, “Netlist,” “we,” “us,” or “our”) provides high-performance memory solutions to enterprise customers in diverse industries. Our products in various capacities and form factors and the line of custom and specialty memory products bring industry-leading performance to server and storage appliance customers and cloud service providers. We license our portfolio of intellectual property including patents, in server memory, hybrid memory and storage class memory, to companies that implement our technology. We operate in one reportable segment, which is the design and manufacture of high-performance memory subsystems for the server, high-performance computing and communications markets.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. Actual results may differ materially from those estimates. We have evaluated events occurring subsequent to December 31, 2022, through the filing date of this Annual Report on Form 10-K and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2022 ended on December 31, 2022, fiscal year 2021 ended on January 1, 2022, and fiscal year 2020 ended on January 2, 2021. All fiscal years presented in this Form 10-K, except fiscal year 2020, included 52 weeks. Additionally, all quarters, except the fourth quarter of 2020, included 13 weeks. Fiscal year 2020 included 53 weeks, with a 14-week fourth quarter. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

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

Significant Payment Terms

For ship-and-bill type contracts with customers, the invoice states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment terms are typically due within 30 days after delivery but, in limited instances, can range up to 90 days after delivery. Accordingly, our contracts with customers do not include a significant financing component.

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

Contract Assets and Liabilities

We continually evaluate whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. Generally, we do not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. As of January 1, 2022 and December 31, 2022, there were no contract liabilities.

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

Our financial instruments consist principally of cash and cash equivalents, restricted cash, a revolving line of credit and note payable. Cash equivalents consist of short-term investments with original maturities of three months or less and restricted cash consists of cash to secure standby letters of credit (see Note 3). The carrying value of these instruments approximates their fair value due to their short-term nature. The fair value of the revolving line of credit and the note payable is estimated by using current applicable rates for similar instruments as of the balance sheet date and an assessment of the credit rating. The carrying values of the revolving line of credit as of December 31, 2022 and January 1, 2022 and the note payable as of December 31, 2022 and January 1, 2022 approximate fair value because the interest rate yield is near current market rates for comparable debt instruments.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying value of long-lived assets held and used by us in our operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average sales prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. Management believes there is no impairment of long-lived assets as of December 31, 2022 and January 1, 2022.

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

Foreign Currency Remeasurement

The functional currency of our foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant during 2022, 2021 or 2020.

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

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	2022	2021
Raw materials	$8,223	$4,208
Work in process	185	154
Finished goods	2,278	11,308
	$10,686	$15,670

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	2022	2021
Machinery and equipment	$7,881	$7,814
Computer equipment and software	2,477	2,145
Leasehold improvements	781	639
Furniture and fixtures	620	474
Construction in progress	6	273
	11,765	11,345
Less: accumulated depreciation and amortization	(10,627)	(10,356)
	$1,138	$989

Substantially all our property and equipment are located within the United States as of December 31, 2022 and January 1, 2022.

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	2022	2021	2020
Resales of third-party products	$136,403	$81,309	$31,031
Sale of the Company's modular memory subsystems	25,234	21,046	16,203
License fee	—	40,000	—
Total net sales	$161,637	$142,355	$47,234

During the second quarter of 2021, we received and recognized an upfront non-refundable license fee of $40 million as consideration to enter into a Strategic Product Supply and License Agreement (“the Strategic Agreement”) with SK hynix, Inc., a South Korean memory semiconductor supplier, (“SK hynix”). The license fee revenue was recognized when we granted the license of our patents to SK hynix, since the performance obligation was satisfied at a point in time. In connection with the receipt of this fee, during the second quarter of 2021, we recorded a provision for income taxes of $6.6 million related to the Korean withholding tax incurred.

Net product sales by country presented below are based on the billing location of the customer (in thousands):

	2022	2021	2020
United States	$39,545	$53,519	$35,826
People's Republic of China(1)	114,480	39,480	6,071
Other countries	7,612	9,356	5,337
Total net sales	$161,637	$102,355	$47,234
(1)	China includes Hong Kong and Taiwan.

The United States and China accounted for more than 10% of our net product sales for 2022, 2021 and 2020.

Earnings (Loss) Per Share

The following table shows the computation of basic and diluted earnings (loss) per share of common stock (in thousands, except per share data):

	2022	2021	2020
Numerator:
Net (loss) income	$(33,370)	$4,831	$(7,268)
Denominator:
Weighted-average basic shares outstanding	231,487	218,171	183,594
Effect of dilutive securities	—	7,418	—
Weighted-average diluted shares	231,487	225,589	183,594

Basic (loss) earnings per share	$(0.14)	$0.02	$(0.04)
Diluted (loss) earnings per share	$(0.14)	$0.02	$(0.04)

We computed net loss per share using the two-class method required for unvested participating securities through the three months ended March 28, 2020 as restricted stock awards were considered participating securities until they vested in full during that quarter. No allocation of undistributed earnings to participating securities was performed for periods with net loss as such securities do not have a contractual obligation to share in our loss.

The table below sets forth potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion of the SVIC Note (see Note 4) using the “if-converted” method, and the vesting of RSAs and RSUs. These potential weighted average common share equivalents have been excluded from the diluted net loss per share for 2022 and 2020 calculations above as their effect would be anti-dilutive (in thousands):

	2022	2021	2020
Weighted average common share equivalents	4,848	7,418	13,644

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$90	$56	$70
Income taxes	$1	$6,601	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in liabilities	$22	$414	$—
Gain on extinguishment of debt	$—	$643	$—
Debt financing of insurance	$447	$562	$262

Note 3—Credit Agreement

On October 31, 2009, Netlist and Silicon Valley Bank (“SVB”) entered into a credit agreement, which may from time to time be amended, modified, supplemented or restated, (“the SVB Credit Agreement”), which provides for a revolving line of credit up to $10.0 million, as amended. The SVB Credit Agreement was most recently amended on April 29, 2022, and the borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. Borrowings accrue interest on advance at a per annum rate equal to the greater of 0.75% above the Wall Street Journal prime rate (“Prime Rate”) or 4.25%. The maturity date is April 28, 2023, as amended.

The SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheets. As of December 31, 2022 and January 1, 2022, (i) outstanding letters of credit were $18.6 million and $10.8 million, respectively, and (ii) outstanding borrowings were $4.9 million and $7.0 million, respectively. There was no availability under the revolving line of credit as of December 31, 2022 and January 1, 2022.

As of December 31, 2022, all obligations under the SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets. The SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of December 31, 2022, we were in compliance with our covenants under the SVB Credit Agreement.

Note 4—Debt

Our debt consisted of the following (in thousands):

	2022	2021
Notes payable	$447	$562
Less: amounts due within one year	(447)	(562)
Long-term debt	$—	$—

Secured Convertible Note

On November 18, 2015, in connection with entering into the Joint Development and License Agreement (the “JDLA”) with Samsung, we issued to SVIC a secured convertible note (the “SVIC Note”) and stock purchase warrant (the “SVIC Warrant”). The SVIC Note had an original principal amount of $15.0 million, accrued interest at a rate of 2.0% per year, was due and payable in full on December 31, 2021, and was convertible into shares of our common stock at a conversion price of $1.25 per share, subject to certain adjustments, on the maturity date of the SVIC Note. Upon our change of control prior to the maturity date of the SVIC Note, the SVIC Note might, at our option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant granted SVIC a right to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share, subject to certain adjustments, was only exercisable in the event we would exercise our right to redeem the SVIC Note prior to its maturity date, and would expire on December 31, 2025. In December 2021, we repaid the full amounts outstanding under the SVIC Note and issued 2,000,000 shares of our common stock upon the exercise of 2,000,000 of our warrants by SVIC for cash proceeds of $0.6 million.

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. We also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts were being amortized to interest expense over the term of the SVIC Note using the interest method. For 2021 and 2020, we amortized $0.2 million and $0.2 million, respectively, to interest expense in the accompanying consolidated statements of operations. The effective interest rate, including accretion of the SVIC Note to par and amortization of debt issuance costs, was approximately 3.4%.

In connection with the SVIC Note, SVIC was granted a first priority security interest in our patent portfolio and a second priority security interest in all of our other tangible and intangible assets. Upon issuance of the SVIC Note, Netlist, SVB and SVIC entered into an Intercreditor Agreement pursuant to which SVB and SVIC agreed to their relative security interests in our assets. Additionally, upon issuance of the SVIC Note and the SVIC Warrant, Netlist and SVIC entered into a Registration Rights Agreement pursuant to which we were obligated to register with the Securities and Exchange Commission, upon demand by SVIC, the shares of our common stock issuable upon conversion of the SVIC Note or upon exercise of the SVIC Warrant. The SVIC Note subjected us to certain affirmative and negative operating covenants. We made the repayment of $16.8 million on December 27, 2021 and SVIC purchased 2,000,000 shares of common stock at an exercise price of $0.30 per share on December 28, 2021. As a result, neither the SVIC Note nor the SVIC Warrant remained outstanding as of December 31, 2022 and January 1, 2022.

Paycheck Protection Program Loan

On April 23, 2020, we entered into an unsecured promissory note with a principal amount of $0.6 million through Hanmi Bank under the Paycheck Protection Program (“PPP”) (the “PPP Loan”) administered by the Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan bore interest at 1.0% per annum and would mature on April 23, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan was guaranteed by the SBA and was eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by us during the 24-week period beginning on the date we received the proceeds. The PPP Loan contained customary events of default, and the occurrence of an event of default might result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan. In May 2021, the full amount outstanding under the PPP Loan was forgiven, resulting in a gain of $0.6 million during the second quarter of 2021.

Insurance Policy Finance Agreement

As of December 31, 2022 and January 1, 2022, we had $0.4 million and $0.6 million, respectively, in short-term notes payable for the financing of insurance policies. On December 29, 2021, we entered into a short-term note payable for $0.6 million bearing interest at 3.9% to finance insurance policies. Principal and interest payments on this note began January 15, 2022 and were made evenly based on a straight line amortization over a 9-month period with the final payment being made on September 15, 2022. On January 4, 2023, we entered into a short-term notes payable for $0.4 million bearing interest at 7.2% to finance insurance policies. Principal and interest payments on this note began January 15, 2023 and are made evenly based on a straight line amortization over a 9-month period.

Note 5—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	2022	2021	2020
Lease cost:
Operating lease cost	$786	$422	$565
Finance lease cost
Amortization of right-of-use assets	$67	$21	$19
Interest on lease liabilities	11	3	4
Total finance lease cost	$78	$24	$23

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$653	$403	$561
Operating cash flows from finance leases	11	3	4
Financing cash flows from finance leases	129	20	18
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$588	$2,152	$(365)
Finance leases	372	20	—
Lease modification to increase operating lease assets	204	—	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	2022	2021
Operating Leases
Operating lease right-of-use assets	$2,043	$1,891
Accrued expenses and other current liabilities	$451	$318
Operating lease liabilities	1,744	1,593
Total operating lease liabilities	$2,195	$1,911

Finance Leases
Property and equipment, at cost	$488	$116
Accumulated depreciation	(121)	(54)
Property and equipment, net	$367	$62
Accrued expenses and other current liabilities	$211	$24
Other liabilities	96	41
Total finance lease liabilities	$307	$65

The following table includes supplemental information:

	2022	2021
Weighted Average Remaining Lease Term (in years)
Operating leases	3.9	4.8
Finance leases	1.5	2.9

Weighted Average Discount Rate
Operating leases	5.5%	5.5%
Finance leases	4.4%	5.2%

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2023	$559	$221
2024	613	91
2025	624	4
2026	639	2
2027	23	—
Total lease payments	2,458	318
Less: imputed interest	(263)	(11)
Total	$2,195	$307

Note 6—Income Taxes

United States and foreign income (loss) before provision for income taxes was as follows (in thousands):

	2022	2021	2020
United States	$(32,857)	$12,016	$(6,741)
Foreign	(512)	(558)	(526)
	$(33,369)	$11,458	$(7,267)

The provision for income taxes consisted of the following (in thousands):

	2022	2021	2020
Current:
Federal	$—	$—	$—
State	1	27	1
Foreign	—	6,600	—
Total current	1	6,627	1
Deferred:
Federal	(7,822)	(1,897)	(1,402)
State	(1,006)	(1,913)	(415)
Foreign	17	15	67
Change in valuation allowance	8,811	3,795	1,750
Total deferred	—	—	—
Provision for income taxes	$1	$6,627	$1

Income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for 2022, 2021 and 2020. The reconciliation of this difference is as follows (in thousands):

	2022	2021	2020
Statutory federal income tax rate	(21%)	21%	21%
Foreign withholding taxes	—%	46%	—%
Excess tax benefits from equity awards	(3%)	(27%)	—%
Change in valuation allowance	24%	15%	(19%)
Other	—%	3%	(2%)
Effective tax rate	—%	58%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2022	2021
Deferred tax assets:
Operating loss carryforward	$42,306	$36,563
Tax credit carryforwards	4,828	4,324
Capitalized research and development expenses	1,767	—
Reserves and allowances	1,022	748
Foreign operating loss carryforward	662	677
Stock-based compensation	784	551
Other	1,470	958
Total deferred tax assets	52,839	43,821
Deferred tax liabilities:
Operating lease right-of-use assets	(473)	(450)
Prepaid expenses	(218)	(232)
Depreciation and amortization	(195)	—
Total deferred tax liabilities	(886)	(682)
Net deferred tax assets	51,953	43,139
Valuation allowance	(51,953)	(43,139)
	$—	$—

We evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 31, 2022 and January 1, 2022, a valuation allowance of $52.0 million and $43.1 million, respectively, has been provided based on our assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by $8.9 million, $3.8 million and $1.7 million during 2022, 2021, and 2020, respectively. These increases in these years primarily relate to the increases in the net operating loss (“NOL”) carryforward and tax credit carryforwards.

As of December 31, 2022, we had $166.1 million of federal NOL carryforwards, of which $104.2 million will expire from 2029 through 2037, and $61.9 million of which will be carried forward indefinitely, and $84.0 million of state NOL carryforwards that will expire from 2029 through 2041. We had federal and state tax credit carryforwards of $2.5 million and $2.3 million, respectively, at December 31, 2022. Federal tax credit carryforwards began to expire in 2022 and state tax credits carryforward indefinitely. In addition, we had $0.5 million of NOL in the People’s Republic of China (“PRC”) that expired in 2022, with a remaining amount of $2.6 million of NOL carryforward in the PRC at December 31, 2022. Utilization of the NOL and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code (the “Code”) and similar state and foreign law provisions. Under Section 382 of the Code, substantial changes in our ownership may limit the amount of NOL and tax credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of NOL and tax credit carryforwards but may limit the amount available in any given future period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

We file income tax returns with federal, state and foreign jurisdictions. We are no longer subject to Internal Revenue Service (“IRS”) or state examinations for periods prior to 2018, although certain carryforward attributes that were generated prior to 2018 may still be adjusted by the IRS.

We include interest and penalties related to uncertain tax positions within the provision for income taxes. As of December 31, 2022 and January 1, 2022, the interest or penalties accrued related to unrecognized tax benefits were insignificant, and during 2022, 2021 and 2020, the interest and penalties related to uncertain tax position recorded were insignificant. As of December 31, 2022, we had no unrecognized tax benefits that would significantly change in the next 12 months.

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

Any litigation, regardless of its outcome, is inherently uncertain, involves a significant dedication of resources, including time and capital, and diverts management’s attention from our other activities. As a result, any current or future claims, allegations, or challenges by or against third parties, whether eventually decided in our favor or settled, could materially adversely affect our business, financial condition and results of operations. Additionally, the outcome of pending or future litigation and/or related patent reviews and reexaminations, as well as any delay in their resolution, could affect our ability to continue to sell our products, protect against competition in the current and expected markets for our products or license or otherwise monetize our intellectual property rights in the future.

Google Litigations

On December 4, 2009, Netlist filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “NDCA”), seeking damages and injunctive relief based on Google’s alleged infringement of our U.S. Patent No. 7,619,912 (the “‘912 Patent”) which relates generally to technologies to implement rank multiplication. The NDCA case was stayed, pending challenges to the ‘912 Patent before the USPTO. Eventually, the U.S. Court of Appeals for the Federal Circuit confirmed the ‘912 Patent’s validity on June 15, 2020, and the NDCA case stay was lifted and the case proceeded before Hon. Senior Judge Armstrong, where the parties entered cross motions for summary judgment. On May 5, 2022, Hon. Chief Judge Seeborg entered an Order granting Netlist’s Motion for Summary Judgement that Claim 16 of the ‘912 Patent is not subject to Google’s pleaded defense of Intervening Rights. On July 13, 2022, Chief Judge Seeborg ordered – shortly before the planned July 14, 2022 case management conference – that the case be stayed for a 90-day period pending the outcome of an action initiated by Samsung Electronic Co., Ltd. (“Samsung”) in Delaware involving the ‘912 Patent. Samsung’s Delaware cause of action for the ‘912 Patent was dismissed by Judge Andrews there, and Netlist shortly thereafter brought a lawsuit against Samsung for their infringement of at least the ‘912 Patent in the U.S. District Court for the Eastern District of Texas (“EDTX”). In light of the pendency of the ‘912 Patent matter Netlist brought against Samsung in EDTX, Chief Judge Seeborg entered an order via stipulation on October 17, 2022 staying the NDCA Google case until the resolution of that EDTX action.

On July 26, 2022, Netlist filed a patent infringement lawsuit against Google Cloud EMEA Limited, Google Germany GmbH, Redtec Computing GmbH, and Google, Inc., seeking damages based on those defendants’ infringement of European Patents EP 2,454,735 (“EP735”) and EP 3,404,660 (“EP660”), which both generally relate to load reduced dual in line memory modules (“LRDIMM”) technologies. As of the reporting date, Google’s submitted its statement of defense. The date for a final oral hearing on the issues in that German action are currently scheduled for November 9, 2023.

Micron Litigations

On April 28, 2021, Netlist filed a complaint for patent infringement against Micron Technology, Inc. (“Micron”) in the U.S. District Court for the Western District of Texas, Waco Division (“WDTX”) (Case No. 6:21-cv00431 & Case No. 6:21-cv-00430). These proceedings are based on the alleged infringement by Micron’s LRDIMM and Micron’s non-volatile dual in line memory modules (“NVDIMM”) enterprise memory modules under four U.S. patents – U.S. Patent Nos. 10,489,314 (the “’314 Patent”), 9,824,035 (the “’035 Patent”), 10,268,608 (the “’608 Patent”), and 8,301,833 (the “’833 Patent”). The case has been assigned to Hon. Judge Lee Yeakel, and the parties completed briefing on their claim construction arguments. On May 11, 2022, Judge Yeakel entered a stay of the case pending the resolution of Micron’s requested Inter Partes Review (“IPR”) proceedings against the four patents asserted by Netlist in this case (the ‘833, ‘035, ‘608, and ‘314 Patents). Following entry of that stay order on September 2, 2022, Micron moved the Court to “temporarily” lift the stay to add counterclaims for declaratory judgment of noninfringement of U.S. Patent Nos. 9,858,215 (the “’215 Patent”), 10,860,506 (the “’506 Patent”), 10,949,339 (the “’339 Patent”), 11,016,918 (the “’918 Patent”), 11,232,054 (the “’054 Patent”), 11,093,417 (the “’417 Patent”), and the ‘912 Patent. This addition would encompass four of the six patents asserted in Netlist’s initial EDTX filing against Micron (Case No. 2:22-cv-00203 – further details of this case below), and all three of the patents asserted in Netlist’s second EDTX filing against Micron (Case No. 2:22-cv-00294 – further details of this case below). On October 5, 2022, Judge Yeakel denied Micron’s motion and returned the action to a stayed state, asking only that the parties submit status reports within 10 days of any activity in the relevant underlying IPR proceedings. As of the reporting date, the matter remains stayed pending the outcome of the related IPR proceedings.

As noted above, Micron filed requests to bring IPR proceedings against Netlist’s ‘314, ‘035, ‘068, and ‘833 Patents. As of the reporting date, the PTAB granted Micron’s request for the ‘035, ‘833, and ‘314 Patents, but denied its request for the ‘608 Patent. The PTAB further denied Micron’s request for rehearing on the ‘608 Patent’s institution denial. As of the reporting date, the IPR trials under the ‘035, ‘833, and ‘314 Patents are proceeding following Netlist’s timely submissions of its related Patent Owner Responses. Oral arguments for the ‘035, ‘833, and ‘314 Patents are set for April, June, and August 2023, respectively.

On March 31, 2022, Netlist filed a patent infringement lawsuit against Micron in Germany (“Micron Dusseldorf Case”), seeking damages based on their infringement of EP735 and EP660. On June 24, 2022, Netlist filed an extension of its Complaint requesting injunctive relief. Micron filed its statement of defense, thus setting Netlist’s deadline for a response as December 1, 2022. Further, Micron initiated a nullity proceeding against the asserted EP patents in this action, making Netlist’s response to the same as November 19, 2022. As of the reporting date, the date for the oral hearing in the Micron Dusseldorf Case is set for May 3, 2023.

On June 10, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX, Marshall Division (Case No. 2:22-cv-00203-JRG-RSP). These proceedings are based on the alleged infringement by Micron for the sale of its LRDIMMs, its memory modules utilizing on-board power management modules (“PMIC”), and its high bandwidth memory (“HBM”) components, under six U.S. Netlist patents: the ‘060, ‘160, ‘506, ‘339, ‘918, and ‘054 Patents. On September 2, 2022, contemporaneously with its filing in the stayed WDTX action, Micron moved the Court to stay and sever aspects of this initial EDTX case. Following the denial of its parallel motion in the WDTX, Micron moved to withdraw its stay motion in this case, which Hon. Chief Judge Gilstrap entered on October 15, 2022. As of the reporting date, the case stands ready to proceed with a claim construction hearing set for July 19, 2023, and trial beginning on January 22, 2024.

On August 1, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX (Case No. 2:22-cv-00294) under the ‘912 Patent, for Micron’s alleged infringement by the sale of its LRDIMMs and RDIMMs. On August 15, 2022, Netlist filed its first amended complaint, further addressing Micron’s infringement of the ‘215 and ‘417 Patents. On September 12, 2022, Micron moved to stay this second EDTX action in light of its parallel motions pending in both the WDTX and initial EDTX cases. Given the denial of Micron’s motion in the WDTX on October 5,

2022, Micron moved to withdraw its motion to stay in this action, which Chief Judge Gilstrap entered on October 13, 2022. On October 21, 2022, Chief Judge Gilstrap ordered that this Micron action and a parallel action by Netlist against Samsung on the same patents (22-cv-00293-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that the Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in that case for all pretrial matters. As of the reporting date, the consolidated case stands ready to proceed with a claim construction hearing set for October 5, 2023, and trial beginning on April 15, 2024.

Samsung Litigations

On May 28, 2020, Netlist filed a complaint against Samsung in the U.S. District Court for the Central District of California for Samsung’s breach of the parties’ Joint Development and License Agreement (“JDLA”). On July 22, 2020, Netlist amended its complaint to seek a Declaratory Judgment that it properly terminated the JDLA in light of Samsung’s material breaches. On October 14, 2021, the Court entered summary judgment in Netlist’s favor and confirmed Netlist properly terminated the JDLA as of July 15, 2020. On February 15, 2022, the Court entered a Final Judgment in favor of Netlist on each of its three claims and confirmed conclusively that all licenses granted under the JDLA were terminated. On February 25, 2022, Samsung filed a Notice of Appeal, and the Federal Court of Appeals for the Ninth Circuit issued a Time Schedule Order on February 28, 2022. On August 4, 2022, Netlist filed a cross-appeal seeking the Appeal Court’s reconsideration of the District Court’s finding that the fees Netlist paid to PwC were consequential damages, rather than recoverable general damages. As of the reporting date, the parties have completed briefing on the appeal and cross-appeal, and await the Appeal Court setting a date for oral argument in 2023.

On October 15, 2021, Samsung filed a declaratory judgement action against Netlist in the U.S. District Court for the District of Delaware (“DDE”), requesting in relevant part that the Delaware District Court declare that Samsung does not infringe Netlist’s U.S. Patent Nos. 9,858,218 (the “’218 Patent”), 10,217,523 (the “’523 Patent”), 10,474,595 (the “’595 Patent”), and the ‘506, ‘339, ‘912 and ‘918 Patents. As of the reporting date, Samsung seeks leave to add the ‘054 Patent (issued Jan. 25, 2022) to the action. Netlist believes Samsung’s claims levied in the DDE action meritless, and the relief Samsung requests unjustified. Netlist filed a motion seeking dismissal of Samsung’s operative DDE complaint, and an opposition contesting the inclusion of the ‘054 Patent as part of Samsung’s proposed second amended complaint filing. On August 1, 2022, the Court entered an Order on the pending motions denying Samsung’s request to amend its operative complaint a second time to add a count against the ‘054 Patent, and granting-in-part Netlist’s motion that various causes of action be dismissed. Specifically, Hon. Judge Andrews dismissed all of Samsung’s counts related to Netlist’s ‘912, ‘506, ‘339, and ‘918 Patents. Thus, on August 22, 2022, Netlist entered its Answer to Samsung’s remaining Counterclaims. On September 12, 2022, Netlist amended its Counterclaims to include counterclaims tying Google, LLC and Alphabet, Inc. to the action. On November 15, 2022, Google, LLC and Alphabet, Inc. responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to Sever and Stay the claims directed at Google specifically from the action. As of the reporting date, briefing has concluded and Netlist requested an oral argument on Google’s motion. Further, the Court set the Claim Construction hearing for October 20, 2023, and the beginning of the Jury Trial on February 3, 2025.

On November 19, 2021, Samsung filed IPR requests contesting the validity of U.S. Patent Nos. 9,858,218 (the “’218 Patent”), 10,474,595 (the “’595 Patent”), and 10,217,523 (the “’523 Patent”). Netlist filed its initial responses to Samsung’s petitions on February 18, 2022, contesting the institution of any IPR on the grounds propounded. As of the reporting date, the PTAB has granted Samsung’s IPR requests related to the ‘218, ‘523, and ‘595 Patents. Netlist filed its Patent Owner’s Response for the ‘523 Patent IPR on August 4, 2022, and its Patent Owner Responses for the ‘218 Patent and ’595 Patent IPRs on August 15, 2022. As of the reporting date, Oral Arguments were heard for the ‘523 IPR (February 1, 2023), and the ‘218 Patent and ‘595 Patent IPRs (February 15, 2023), leaving the PTAB to enter its final written decision on all three IPRs by the second quarter of 2023.

On December 20, 2021, Netlist filed a complaint for patent infringement against Samsung, Samsung Semiconductor, Inc., and Samsung Electronics America, Inc. in the EDTX (Case No. 2:21-cv-463) under the ‘506, ‘339, and ‘918 Patents. Samsung responded to Netlist’s complaint on April 12, 2022, and Chief Judge Gilstrap ordered a scheduling conference be set. On May 3, 2022, Netlist entered a First Amended Complaint pursuant to the Federal Rules of Civil Procedure (“FRCP”) Rule 15, adding claims for infringement under three additional patents: the ‘060, ‘160, and ‘054 Patents. On May 4, 2022, Netlist complied with the EDTX local patent rules and served its preliminary infringement contentions on Samsung. On May 27, 2022, Samsung moved to stay this action and sever the patents it sought to add to its Declaratory Judgement action in Delaware. On August 2, 2022, Samsung withdrew that first motion to stay in light of Judge Andrews’s order mandating dismissal of all Samsung’s claims related to the Texas Netlist patents the day before. On August 30, 2022 Samsung moved to stay the action a second time, this time in light of its IPR petitions, and its appeal of the Central District California Judgment at the 9th Circuit Court of Appeals. The matter was fully briefed as of October 17, 2022. As of the reporting date, the claim construction hearing took place on November 4, 2022 in Hon. Magistrate Judge Roy Payne’s Court. On December 14, 2022, Magistrate Payne entered an order construing all fourteen claim terms in dispute. As of the reporting date, the matter is set for pretrial proceedings. The Final Pretrial Conference is currently set for March 27, 2023, while the trial start is now set for April 17, 2023.

On February 17, 2022, Samsung filed an IPR request contesting the validity of only claim 16 within the ‘912 Patent. Samsung then filed two additional IPR requests contesting the validity of the ‘506 and ‘339 Patents. Netlist filed its Patent Owner’s Preliminary Response for the ‘912 and ‘339 Patent IPRs on July 21, 2022, and for the ‘506 Patent IPR on July 28, 2022. On January 19, 2023, the PTAB instituted IPR trials on both the ‘912 and ‘339 Patents. The following day, the PTAB instituted an IPR trial on the ‘506 Patent. On October 19, 2022, the PTAB instituted IPR trials on the ‘912 Patent and ‘339 Patent, while two days later it instituted an IPR trial on the ’506 Patent. On November 2, 2022, Netlist file a Request for Rehearing for the ‘912 Patent institution decision, while simultaneously requesting review of the institution decision be undertaken by the USPTO’s Precedential Opinion Panel. On January 5, 2023, USPTO Director Katherine K. Vidal entered an Order in the proceeding mandating a sua sponte Director review of the Board’s decision granting institution of the ‘912 Patent, and staying the underlying proceedings in lieu of a supplemental briefing schedule set by the Director herself. On February 3, 2023, Director Vidal entered a decision requiring the assigned PTAB Board to reevaluate Netlist’s request for discovery on the admitted relationship between Samsung and Google and ordered that if the Board determines Google is a “Real Party in Interest,” the Board must vacate its institution decision and deny Samsung’s Petition. As of the reporting date, Netlist has timely filed its Patent Owner Responses for the ‘339 and ‘506 Patent IPR proceedings.

On May 17, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘918 and ‘054 Patents. On December 6, 2022, the Board instituted an IPR trial for the ‘054 Patent, and then instituted an IPR trial for the ‘918 Patent the next day. On December 9, 2022, the Board set a joint schedule for both IPRs, making Netlist’s deadline to file its Patent Owner Response March 1, 2023.

On June 3, 2022, Netlist filed a patent infringement lawsuit against Samsung in Dusseldorf, Germany, seeking damages for Samsung’s infringement of Netlist’s Patents EP735 and EP660. The Dusseldorf Court set an Oral Hearing date for September 5, 2023.

On August 1, 2022, Netlist filed a complaint for patent infringement against Samsung, Samsung Semiconductor, Inc., and Samsung Electronics America, Inc. in the EDTX (Case No. 2:22-cv-00293) under the ‘912 Patent, which relates generally to technologies to implement rank multiplication. On August 15, 2022, Netlist filed its first amended complaint here, further addressing Samsung’s infringement of the ‘215 Patent and ‘417 Patent. On August 31, 2022, Samsung Semiconductor, Inc. and Samsung Electronics America, Inc. sought and received extensions of time to respond to Netlist’s first amended complaint until October 7, 2022. Before answering on September 20, 2022, Samsung collectively moved the Court to sever and transfer the ‘912 Patent from the action and stay the remaining portions of this proceeding in light of Samsung’s appeal before 9th Circuit Court of Appeals. The matter is fully briefed, but Samsung’s response deadline remains currently set for November 29, 2022. Apart from Samsung’s early motion practice and its remaining response deadline, on October 21, 2022, Chief Judge Gilstrap ordered that this action and a parallel action by Netlist against Micron on the same patents (22-cv-00294-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that this Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in therefore all pretrial matters. On January 20, 2023, following the entry of Samsung’s First Amended Answer, Netlist moved the Court for Leave to File a Second Amended Complaint that would include additional claims of infringement related specifically to Samsung’s infringement of Netlist’s ‘608 Patent. As of the reporting date, the consolidated case stands ready to proceed with a claim construction hearing set for October 5, 2023, and trial beginning on April 15, 2024.

On August 26, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s U.S. Patent Nos. 8,787,060 (the “’060 Patent”) and 9,318,160 (the “’106 Patent”). On January 19, 2023, Netlist filed its Patent Owner Preliminary Responses in those proceedings. As of the reporting date, the parties await the Board’s decision on institution.

On January 10, 2023, Samsung filed two IPR petitions contesting the validity of the ‘215 and ‘417 Patents. As of the reporting date, the Board has accorded these IPR a filing date of January 10, 2023, making the deadline for Netlist to file its Patent Owner Preliminary Response April 10, 2023.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of December 31, 2022 or January 1, 2022.

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

Common Stock

We have one class of common stock with a par value of $0.001 per share. The number of shares of the common stock authorized for issuance is 450,000,000.

2019 Lincoln Park Purchase Agreement

On June 24, 2019, we entered into a purchase agreement (“the 2019 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $10 million in shares of our common stock subject to the conditions and limitations set forth in the 2019 Purchase Agreement. As consideration for entering into the 2019 Purchase Agreement, we issued to Lincoln Park 818,420 shares of our common stock as initial commitment shares in a noncash transaction on June 24, 2019 and would issue up to 818,420 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We would not receive any cash proceeds from the issuance of these additional commitment shares.

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

2020 Lincoln Park Purchase Agreement

On March 5, 2020, we entered into another purchase agreement (“the 2020 Purchase Agreement”) with Lincoln Park, pursuant to which we had the right to sell to Lincoln Park up to an aggregate of $20 million in shares of our common stock over the 36-month term of the 2020 Purchase Agreement subject to the conditions and limitations set forth in the 2020 Purchase Agreement. As consideration for entering into the 2020 Purchase Agreement, we issued to Lincoln Park 1,529,052 shares of our common stock as initial commitment shares in a noncash transaction on March 6, 2020 and would issue up to 917,431 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We would not receive any cash proceeds from the issuance of these additional commitment shares.

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

During 2021, Lincoln Park purchased an aggregate of 1,550,000 shares of our common stock for a net purchase price of $10.9 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 20,809 shares of our common stock as additional commitment shares in noncash transactions. During 2022, Lincoln Park purchased an aggregate of 1,050,000 shares of our common stock for a net purchase price of $4.4 million under the Second 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 8,502 shares of our common stock as additional commitment shares in noncash transactions.

Subsequent to December 31, 2022, Lincoln Park purchased an aggregate of 2,650,000 shares of our common stock for a net purchase price of $4.3 million under the Second 2021 Purchase Agreement. In connection with the purchase, we issued to Lincoln Park an aggregate of 8,284 shares of our common stock as additional commitment shares in noncash transactions.

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

Note 9—Benefit Plans

Equity Incentive Plan

Our Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”) provides for broad-based equity grants to our employees and non-employee service providers. We also periodically grant equity-based awards outside the Amended 2006 Plan to certain new hires as an inducement to enter into employment with us. Subject to certain adjustments, as of December 31, 2022, we were authorized to issue a maximum of 17,405,566 shares of our common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of our common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of our common stock, subject to adjustment for certain corporate actions. As of December 31, 2022, we had 240,982 shares of our common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan.

Stock Options

Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. The weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of stock options granted were as follows:

	2022	2021	2020
Expected term (in years)	—	6.06	6.26
Expected volatility	—%	121%	117%
Risk-free interest rate	—%	0.64%	0.46%
Expected dividends	$—	$—	$—
Weighted-average grant date fair value per share	$—	$0.87	$0.44

The following table summarizes the activity related to stock options during 2022:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding as of January 1, 2022	5,899	$0.88	6.46	$32,843
Granted	-	$-
Exercised	(414)	$0.69
Expired or forfeited	(619)	$0.67
Outstanding as of December 31, 2022	4,866	$0.93	5.11	$1,836
Exercisable as of December 31, 2022	3,573	$0.94	4.05	$1,261
Vested and expected to vest as of December 31, 2022	4,763	$0.92	5.04	$1,792

The total intrinsic value of stock options exercised during 2022 and 2021 was $1.5 million and $10.8 million, respectively. There was no significant intrinsic value of options exercised during 2020.

Restricted Stock Awards and Restricted Stock Units

RSAs granted under the Amended 2006 Plan vest annually on each anniversary of the grant date over a two-year term. RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-year term and RSUs granted for independent directors fully-vested on the grant date. There was no activity related to RSAs during 2022. The following table summarizes the activity related to RSUs during 2022:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of January 1, 2022	2,228	$1.36
Granted	2,901	$4.09
Vested	(1,358)	$1.21
Forfeited	(329)	$5.24
Balance nonvested as of December 31, 2022	3,442	$3.36

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	2022	2021	2020
Cost of sales	$63	$12	$10
Research and development	903	570	196
Selling, general and administrative	2,248	998	557
Total	$3,214	$1,580	$763

As of December 31, 2022, we had approximately $9.4 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.9 years.

401(k) Plan

We have a defined contribution plan under Section 401(k) of the Code (“401(k)”) covering full-time domestic employees who meet certain eligibility requirements. Under the 401(k) plan, eligible employees may contribute up to 100% of their eligible compensation on either a pre-tax or after-tax Roth 401(k) basis, or up to the annual maximum allowed by the IRS. We may make matching contributions on the contributions of a participant on a discretionary basis. During 2022 and 2021, our matching contributions totaled $0.1 million and $0.1 million, respectively. During 2020, we did not make any matching contributions.

Note 10—Major Customers, Suppliers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total net product sales:

	2022	2021	2020
Customer A	39%	16%	*
Customer B	*	*	17%
Customer C	14%	*	*
*	Less than 10% of total net product sales

As of December 31, 2022, one customer represented approximately 69% of aggregate gross accounts receivable. As of January 1, 2022, four customers represented approximately 26%, 16%, 13% and 13%, respectively, of aggregate gross accounts receivable. The loss of any of our significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce our net product sales and adversely affect our operating results. We mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance. We resell certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For 2022, 2021 and 2020, resales of these products represented approximately 84%, 79% and 66%, respectively, of our net product sales.

Our purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from suppliers that each comprise 10% or more of total purchases:

	2022	2021	2020
Supplier A	*	40%	28%
Supplier B	73%	30%	*
Supplier C	11%	10%	14%
Supplier D	*	*	11%
*	Less than 10% of purchases during the year

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Sole Member of the Board of Directors

Netlist, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Sole Member of the Board of Directors

Netlist, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Netlist, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, because of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively, “the consolidated financial statements”), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment:

●	The Company’s sole member of the board of directors also serves in an executive management role at the Company. As a result, the Company has ineffective oversight of the financial reporting process due to the lack of an audit committee and the lack of an independent board of directors to ensure adequate monitoring and oversight of internal controls.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
February 28, 2023

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, due to the lack of an independent board and audit committee and ineffective oversight of the financial reporting process to ensure adequate monitoring and oversight of internal controls, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2022 based on the criteria set forth by COSO.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KMJ Corbin & Company LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Initiatives

In an effort to address the identified material weakness and enhance our internal controls related to our lack of an independent board and audit committee, we continue to maintain our financial reporting process we followed to prepare consolidated financial statements in accordance with U.S. GAAP for audit committee meetings on a quarterly and annual basis. We engage all departments groups to identify risks to the achievement of our goals as a basis for determining how the risks should be managed. Our CEO and sole director will oversee the process to ensure all required disclosures are made in our consolidated financial statements on a quarterly and annual basis.

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

Each member of the Board is elected annually at a meeting of our stockholders and serves for a one-year term until the next annual meeting of our stockholders and until his or her successor is elected and qualified, or until an earlier resignation or removal. Each of our executive officers is appointed by, and serves at the direction of, our Board, subject to the terms of our employment agreement with our President and CEO, which is described under “Employment Agreements” in Item 11 of this Form 10-K, and which establishes, among other things, such executive officer’s term of office.

The table and narrative below provide, for our current director and executive officers, each such individual’s name; age as of February 21, 2023; current position(s) with our Company; tenure in such position(s); information about such individual’s business experience and qualifications, including principal occupation or employment and principal business of the employer, if any, for at least the past five years, and involvement in certain legal or administrative proceedings, if any; and, for our director, other public company director positions held currently or at any time in the last five years and the experiences, qualifications, attributes and skills that led to the conclusion that such individual should serve as a director of our Company. There is no arrangement or understanding between any director or executive officer and any other person(s) pursuant to which such director or executive officer was or is to be selected as a director or executive officer of our Company, and there are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Chun K. Hong	62	President, Chief Executive Officer and Sole Director
Gail Sasaki	66	Executive Vice President, Chief Financial Officer and Secretary

Chun K. Hong is one of the founders of Netlist and has been our President and CEO and a director since our inception in June 2000. Mr. Hong assumed the title of Chairman of the Board of Directors in January 2004 and became a sole member of the Board of Directors in August 2020. Prior to his tenure at Netlist, Mr. Hong has served in various other executive positions including President and Chief Operating Officer of Infinilink Corporation, a DSL equipment company, as Executive Vice President of Viking Components, Inc., a memory subsystems manufacturing company, and as General Manager of Sales at LG Semicon Co., Ltd., a public semiconductor manufacturing company in South Korea. Mr. Hong received his Bachelor of Science degree in economics from Virginia Commonwealth University and his Master of Science degree in technology management from Pepperdine University’s Graduate School of Management. As one of our founders and as our Chief Executive Officer, Mr. Hong brings to the Board extensive knowledge of our organization and our market.

Gail Sasaki is our Executive Vice President and Chief Financial Officer (“CFO”). Ms. Sasaki has been our Secretary since August 2007. Ms. Sasaki joined us in 2006 as Vice President of Finance and subsequently assumed the role of CFO in January 2008. Prior to her tenure at Netlist, Ms. Sasaki served in various senior financial roles, including CFO of eMaiMai, Inc., a commercial technology company based in Hong Kong and mainland China; CFO, Senior Vice President of Finance, Secretary and Treasurer of eMotion, Inc. (a Kodak subsidiary and formerly Cinebase Software), a developer of business-to-business media management software and services, and CFO of MicroNet Technology, Inc., a leader in storage technology. Ms. Sasaki also spent seven years in public accounting leaving as an audit manager with Arthur Young (now known as Ernst &Young LLP). Ms. Sasaki earned a Bachelor’s degree from the University of California at Los Angeles, and also earned a Master of Business Administration degree from the University of Southern California.

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

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2022 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this discussion.

The following discussion and analysis relates to the compensation arrangements for 2022 of (i) our principal executive officer, (ii) our principal financial officer and (iii) the most highly compensated person, other than our principal executive officer and principal financial officer, who was serving as an executive officer at the end of our fiscal year ended December 31, 2022 (our “named executive officers”). We had no other executive officers serving at the end of our fiscal year ended December 31, 2022. Our named executive officers for fiscal year 2022 were:

Name	Age	Position(s)
Chun K. Hong	62	President, Chief Executive Officer and Sole Director
Gail Sasaki	66	Executive Vice President, Chief Financial Officer and Secretary

Compensation Philosophy

Our compensation programs are intended to attract and retain employees with skills necessary to enable us to achieve our financial and strategic objectives and to motivate them through the use of appropriate incentives tied to our performance and market value to achieve those objectives. We recognize that the goals of employee attraction, retention and motivation must be balanced against the necessity of controlling compensation expense, with the ultimate objective of building shareholder value. With respect to the compensation of our named executive officers, our President, CEO and Sole Director, who has the responsibility to design a compensation program and set levels of compensation that attempt to achieve the optimal balance between employee attraction, retention and motivation, adjusted the executive officers’ compensation for 2022.

Key Factors in Determining Executive Compensation

Role of Compensation Consultants

Our sole Director has from time to time engaged the services of outside consultants to assist in making decisions regarding the establishment of Netlist’s compensation philosophy and programs.

Role of Executive Officers in Compensation Decisions

Our sole Director has overall responsibility for the compensation of our CEO and CFO. Our sole Director considered the executive officers’ responsibilities, performance, compensation, and the compensation program’s ability to attract, retain and motivate executive talent. These considerations reflected compensation levels that our sole Director believed were qualitatively commensurate with executive officers’ individual qualifications, experience, responsibility level, functional role, knowledge, skills and individual performance, as well as Netlist’s performance.

Role of Stockholder Say-on-Pay Votes

At each annual meeting held every three years, including most recently in 2022, we held triennial stockholder advisory “say-on-pay” votes on the compensation of our named executive officers for the immediately preceding fiscal years. At the 2022 annual meeting, our stockholders overwhelmingly approved the compensation of our named executive officers, with over 85% of our stockholders present and entitled to vote at the meeting voting in favor of our compensation policies for our named executive officers. Given this result, and following consideration of them, the former Compensation Committee had decided to retain our overall approach to executive compensation while continuing to evaluate our practices frequently, including in response to future say-on-pay votes. Moreover, we are required to hold a vote at least every six years regarding how often to hold a stockholder advisory vote on the compensation of our named executive officers. We held our most recent such vote at the 2022 annual meeting of stockholders, at which our stockholders indicated a preference for a triennial vote. Consequently, the Board determined that we will hold a triennial stockholder advisory vote on the compensation of our named executive officers until they consider the results of our next say-on-pay frequency vote, which will be held at the 2025 annual meeting of stockholders.

Current Elements of Named Executive Officer Compensation

Overview and Fiscal Year 2022 Highlights

Our current executive compensation program generally consists of base salary, annual cash incentive compensation, equity-based incentives and other benefits. We combine these elements in order to formulate compensation packages that provide competitive pay and align the interests of our named executive officers with long-term stockholder interests by rewarding the achievement of financial, operational and strategic objectives. In 2022, our full-year accomplishments under our executive leadership included the following:

●	Total net product sales of $161.6 million, representing an increase of $59.3 million compared to the prior year; and
●	Total product gross profit of $11.9 million, representing an increase of $3.0 million compared to the prior year.

Base Salary

The following table sets forth information regarding the annualized base salary rates at the end of 2022 for our named executive officers:

Name	Fiscal Year 2022 Base Salary ($)
Chun K. Hong	450,000
Gail Sasaki	275,000

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

Bonus

Our bonuses are discretionary with substantial weight given to financial performance during the year and the enhancement of long-term stockholder value.

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

Employment Agreements – CEO

In September 2006, we entered into an employment agreement with our President and CEO, Mr. Hong. This agreement provides for a base salary plus other specified benefits, including the reimbursement of professional fees and expenses incurred in connection with income and estate tax planning and preparation, income tax audits and the defense of income tax claims; the reimbursement of membership fees and expenses for professional organizations and one country club; the reimbursement of employment-related legal fees; automobile rental payments and other vehicle-related expenses; and the reimbursement of health club membership fees and other similar health-related expenses. Mr. Hong may earn annual cash performance bonuses, at the discretion of our Board, of up to 100% of his base salary based upon the achievement of individual and Company performance objectives.

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

For purposes of Mr. Hong’s employment agreement:

●	“cause” means a reasonable determination by the Board, acting in good faith based upon actual knowledge at the time, that Mr. Hong has (i) materially breached the terms of his employment agreement, or any other material agreement between us and Mr. Hong, including an arbitration agreement and a proprietary information and invention assignment agreement, (ii) committed gross negligence or engaged in serious misconduct in the execution of his assigned duties, (iii) been convicted of a felony or other serious crime involving moral turpitude, (iv) materially refused to perform any lawful duty or responsibility consistent with Mr. Hong’s position with our Company, or (v) materially breached his fiduciary duty or his duty of loyalty to our Company;
●	“good reason” means (i) the assignment to Mr. Hong, without his consent, of duties inconsistent with his position so as to constitute a diminution of status with our Company, including an assignment of Mr. Hong to a position other than President and CEO of our Company, (ii) our reduction of Mr. Hong’s base salary as in effect at any time without Mr. Hong’s consent, other than a decrease of up to (and including) 10% in connection with an adverse change in the business operations or financial condition of our Company, (iii) the occurrence of a change of control, or (iv) a requirement that Mr. Hong relocate (or report on a regular basis) to an office outside of Orange County without his consent; and
●	a “change of control” means the occurrence of any of the following: (i) any person or entity is or becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of our Company representing a percentage of the combined voting power of our then-outstanding securities that is greater than 50%, (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date of Mr. Hong’s employment agreement, constituted our Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of our Company) whose appointment or election by the Board or nomination for election by our stockholders is approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on the date of Mr. Hong’s employment agreement or whose appointment, election or nomination for election was previously so approved or recommended; (iii) there is consummated a merger or consolidation of our Company in which our Company does not survive or our Company survives but the shares of our common stock outstanding immediately prior to such merger or consolidation represent 50% or less of the voting power of our Company after such merger or consolidation; or (iv) our stockholders approve a plan of our complete liquidation or dissolution or there is consummated an agreement for our sale or disposition of all or substantially all of our assets, other than a sale or disposition of all or substantially all of our assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by our stockholders in substantially the same proportions as their ownership of our Company immediately prior to such sale.

We have not entered into an employment agreement with Ms. Sasaki, our Executive Vice President, Chief Financial Officer and Secretary. For 2022, 2021 and 2020, Ms. Sasaki received an annualized base salary of $275,000, $275,000 and $285,577, respectively. If the employment of Ms. Sasaki is terminated due to death or disability, any stock options held by Ms. Sasaki would vest to the same extent as they would have vested one year thereafter. Additionally, if the employment of Ms. Sasaki is terminated due to death or disability, 25% of the shares subject to outstanding stock options, or such lesser amount as is then unvested, would immediately vest and no additional shares would vest thereafter. Ms. Sasaki is eligible for a target cash bonus of 75% of her base salary, which are to be determined by our Board in its discretion based on various factors.

Summary Compensation Table

The table below provides information about the compensation awarded to, earned by or paid to each of the following individuals, which we refer to collectively as our “named executive officers,” for each of the last three fiscal years.

Name and Principal Position	Year	Base Salary($)	Bonus($)	Stock Awards($)(1)	Option Awards($)(2)	All Other Compensation($)(3)	Total($)
Chun K. Hong(4)	2022	450,000	—	2,696,000	—	58,888	3,204,888
President, Chief Executive Officer and Sole Director	2021	450,000	665,000	—	627,060	58,215	1,800,275
	2020	467,308	180,000	94,290	—	62,092	803,690
Gail Sasaki	2022	275,000	—	674,000	—	855	949,855
Executive Vice President, Chief Financial Officer and Secretary	2021	275,000	205,000	72,400	—	22,007	574,407
	2020	285,577	103,125	23,573	—	22,254	434,529
(1)	Represents the grant date fair value of the RSUs granted during the year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). The grant date fair value was determined using the fair value of the underlying shares of our common stock.
(2)	Represents the grant date fair value of the option awards granted during the year calculated in accordance with ASC 718. The assumptions used in the calculations for these amounts are described in Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation and Note 9—Benefit Plans to our consolidated financial statements included in this Form 10-K. The material terms of each stock option award granted in 2022 are described below under “Outstanding Equity Awards at Fiscal Year End.
(3)	For 2022, the amount consists of (a) for Mr. Hong, $11,860 for automobile rental payments, $2,414 for other vehicle-related costs, $35,083 for a country club membership, $826 for a health club membership, and $8,705 for income tax and estate planning costs incurred on Mr. Hong’s behalf and (b) for Ms. Sasaki, the amount is for a health club membership.

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

CEO Pay Ratio – 2022

We compared the 2022 annual total compensation of our CEO of $3,204,888 and the 2022 annual total compensation of our median global compensated employee of $77,099. The result of this calculation was a CEO Pay Ratio of 42 to 1.

We determined the median global compensated employee’s total compensation by using the same methodology used to calculate our CEO’s annual total compensation (see the table entitled “Summary Compensation Table”). We then applied this measure to our global employee population as of December 31, 2022 (the last day of our 2022 fiscal year). For the calculation, approximately 56% of the global employee population was based in the United States and 44% was based in our Suzhou, China factory.

Retirement Benefits

We maintain a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code, to which all of our employees, including our named executive officers, are able to contribute up to the limit prescribed by applicable tax rules on a before-tax basis. All of these employee contributions are fully vested upon contribution. In addition, we may make matching contributions on the contributions of our employees on a discretionary basis. In 2022 and 2021, we made matching contributions of $135,411 and $105,161, respectively. In 2020, we did not make matching contributions.

Grants of Plan-Based Awards – 2022

The following table shows information regarding the incentive awards granted to the named executive officers for 2022:

						All other stock awards: number of shares of stock or units (#)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/sh)	Grant date fair value of stock and option awards
			Estimated future payouts under non-equity incentive plan awards(1)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Chun K. Hong	Cash Incentive	—	—	450,000	—	—	—	—	—
	Time-Based RSUs(2)	1/25/2022	—	—	—	800,000	—	—	2,696,000
Gail Sasaki	Cash Incentive	—	—	206,250	—	—	—	—	—
	Time-Based RSUs(2)	1/25/2022	—	—	—	200,000	—	—	674,000

(1)	The amounts shown in these columns represent the threshold, target, and maximum payout levels. The actual bonus amount paid to each named executive officer is reported under the "Bonus" column of the Summary Compensation Table. The material terms of each stock option award granted in 2022 are described below under “Outstanding Equity Awards at Fiscal Year End.”
(2)	The material terms of each RSU award granted in 2022 are described below under “Outstanding Equity Awards at Fiscal Year End.”

Outstanding Equity Awards at Fiscal Year End

The following table shows information about the equity awards held by our named executive officers as of December 31, 2022:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(#)(1)	Number of Securities Underlying Unexercised Options Unexercisable(#)(1)	Option Exercise Price($)	Option Expiration Date	Number of Shares That Have Not Vested(#)(2)	Market Value of Shares That Have Not Vested($)(2)
Chun K. Hong	2/11/2013	300,000	—	0.71	2/11/2023	—	—
	2/21/2014	300,000	—	2.05	2/21/2024	—	—
	1/6/2015	300,000	—	0.84	1/6/2025	—	—
	1/18/2016	300,000	—	0.70	1/18/2026	—	—
	2/14/2017	300,000	—	1.02	2/14/2027	—	—
	1/13/2021	437,500	562,500	0.72	1/13/2031	—	—
	3/7/2019	—	—	—	—	92,812	106,734
	3/6/2020	—	—	—	—	112,500	129,375
	1/25/2022	—	—	—	—	700,000	805,000
Gail Sasaki	3/18/2019	—	—	—	—	51,468	59,188
	3/6/2020	—	—	—	—	28,125	32,344
	1/13/2021	—	—	—	—	62,500	71,875
	1/25/2022	—	—	—	—	175,000	201,250
(1)

Represents stock option awards granted under the Netlist, Inc. Amended 2006 Plan. These stock option awards that are not fully exercisable vest in 16 equal quarterly installments, subject to continued service on each vesting date, subject to accelerated vesting in certain circumstances as described under “Employment Agreements” above.

(2)	Represents RSUs granted under the Equity Plan. Restrictions on RSUs lapse in eight equal semi-annual installments from the grant date.

2022 Option Exercised and Stock Vested

The following table show information regarding the vesting during 2022 of stock options and RSUs previously granted to the named executive offers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(1)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(2)
Chun K. Hong	—	—	360,624	1,290,681
Gail Sasaki	—	—	171,687	664,116

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

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of February 21, 2023 (the “Table Date”) unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each person named below is c/o Netlist, Inc., 111 Academy, Suite 100, Irvine, CA 92617.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Chun K. Hong (2)	7,625,827	3.2%
Gail Sasaki (3)	217,345	*
All executive officers and directors as a group (2 persons) (4)	7,843,172	3.3%
*	Represents beneficial ownership of less than 1%.
(1)	All ownership percentages are based on 235,523,847 shares of our common stock outstanding as of the Table Date.
(2)	Represents (i) 1,992,812 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date and (ii) 5,633,015 outstanding shares of common stock, of which 4,611,177 shares are held by Mr. Hong and his wife, Won K. Cha, as co-trustees of the Hong-Cha Community Property Trust. Mr. Hong and Ms. Cha possess shared voting and investment power over the shares of common stock held by the Hong-Cha

Community Property Trust, and each disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein.
(3)	Represents 85,843 shares of common stock from restricted stock that will vest within 60 days after the Table date and 131,502 shares of common stock outstanding.
(4)	Represents (i) 2,078,655 shares of common stock issuable upon the exercise of stock options and restricted stock units that are or will be vested and exercisable within 60 days after the Table Date and (ii) 5,764,517 outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 about compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights($)(1)	(c) Number of securities remaining available for future equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,523,367	(2)	0.93	240,982	(3)
Equity compensation plans not approved by security holders	784,833	(4)	4.71	—
Total	8,308,200		1.28	240,982
(1)	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and do not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(2)	This number includes the following outstanding awards granted under the Equity Plan: 4,866,239 shares subject to outstanding stock options and 2,657,128 shares subject to outstanding RSUs.
(3)	Subject to certain adjustments, as of December 31, 2022, we were authorized to issue a maximum of 17,405,566 shares of our common stock pursuant to awards granted under the Equity Plan.
(4)	Consists of 784,833 RSUs outstanding as of December 31, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Related party transactions are reviewed by our sole Director in accordance with our related party transaction policy. Related parties include our directors and officers, their family members and affiliates, and certain beneficial owners. In cases where the related party is a director or an affiliate of a director, that director does not participate in the review of the proposed transaction. Except as described below and except for employment arrangements, which are described in Item 11 above, during 2022, there were no actual or proposed related party transactions in excess of $120,000 other than the following:.

Our Executive Vice President of Sales and Operations (formerly, our Vice President of Netlist Base and Commodity Sales), Paik K. Hong, is the brother of Chun K. Hong, our President, CEO and Sole Director. For 2022, Mr. P. K. Hong earned cash salary of $182,500, received $34,067 for weekly fitness training, and was granted 200,000 shares of restricted stock units with the grant-date fair value of $674,000 measured in accordance with ASC 718. The grant-date fair value was determined using the fair value of the underlying shares of our common stock. For 2021, Mr. P. K. Hong earned cash salary of $250,000 and cash bonus of $175,000 and received $19,098 for weekly fitness training.

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

Director Independence

Due to the dissolution of all committees of the Board and reduction of the number of directors to one director, our President and CEO, Mr. Hong, in August 2020, we currently do not have an independent director.

Item 14.	Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed to us by our independent registered public accounting firm, KMJ Corbin & Company LLP (“KMJ”), for 2022 and 2021:

	2022($)	2021($)
Audit Fees (1)	218,750	202,650
Audit-Related Fees (2)	—	—
Tax Fees (2)	—	—
All Other Fees (2)	—	—
Total Fees	218,750	202,650
(1)

Audit fees consist of fees billed to us for professional services rendered for the audit of our annual consolidated financial statements, the review of our interim condensed consolidated financial statements included in our quarterly reports and the audit of our internal control over financial reporting as required by Section 404 of SOX. These fees also include fees billed to us for professional services that are normally provided in connection with statutory and regulatory filings or engagements, including the review of our registration statements on Form S-3 and Form S-8 and certain other related matters, such as the delivery of comfort letters and consents in connection with these registration statements.

(2)	KMJ did not bill to us any audit-related fees, tax fees or other fees in 2022 or 2021.

Pre-Approval Policies and Procedures

Our Sole Director pre-approves all audit and permissible non-audit services to be performed for us by our independent registered public accounting firm, except for certain “de minimus” non-audit services that may be ratified by Sole Director. Our Sole Director pre-approved all services performed by KMJ in 2022.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report

(1)All financial statements

(2)Financial statement schedules

Schedule II – Valuation and Qualifying Accounts (in thousands)

AR Allowance and Sales Returns Reserve	Balance at Beginning of Year	Charged to Expense	Write-offs	Balance at End of Year
January 2, 2021	$61	$(541)	$637	$157
January 1, 2022	$157	$(104)	$230	$283
December 31, 2022	$283	$(146)	$—	$137

All other financial statement schedules have been omitted, as they are not required, not applicable, or the required information is otherwise included.

(3)Exhibit listing

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1.1	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	3.1	August 17, 2018
3.1.3	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	3.1.2	August 15, 2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.1	December 20, 2012
3.2.1	Certificate of Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.1	December 29, 2017
4.1	Description of the Registrant’s Securities		10-K	001-33170	4.1	March 10, 2020
4.2	Rights Agreement, dated as of April 17, 2017, by and between Netlist, Inc. and Computershare Trust Company, N.A., As Rights Agent		8-K	001-33170	4.1	April 17, 2017

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.3	Amendment No. 1 to Rights Agreement, dated as of April 16, 2018, by and between Netlist, Inc. and Computershare Trust Company, N.A., As Rights Agent		8-K	001-33170	4.1	April 17, 2018
4.4	Amendment No. 2 to Rights Agreement, dated as of April 16, 2019, by and between Netlist, Inc. and Computershare Trust Company, N.A., As Rights Agent		8-K	001-33170	4.1	April 17, 2019
4.5	Amendment No. 3 to Rights Agreement, dated as of August 14, 2020, by and between Netlist, Inc. and Computershare Trust Company, As Rights Agent		8-K	001-33170	4.1	August 14, 2020
4.6	Form of Warrant Agreement to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated September 12, 2018		8-K	001-33170	4.1	September 14, 2018
10.1#	Form of Indemnity Agreement for officers and directors		S-1	333-136735	10.12	August 18, 2006
10.2#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong		S-1	333-136735	10.13	September 27, 2006
10.3#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.3	March 22, 2019
10.4#	Form of Restricted Stock Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-Q	001-33170	10.2	May 17, 2010
10.5#	Form of Incentive Stock Option Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.6	March 31, 2017
10.6	Loan and Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc.		8-K	001-33170	10.1	November 2, 2009
10.7	Intercompany Subordination Agreement, dated October 31, 2009, among Silicon Valley Bank, Netlist, Inc., and Netlist Technology Texas, L.P.		8-K	001-33170	10.2	November 2, 2009
10.8	Guarantor Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist Technology Texas LP		8-K	001-33170	10.3	November 2, 2009
10.9	Intellectual Property Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc.		8-K	001-33170	10.4	November 2, 2009
10.10	Amendment to Loan Documents, dated March 24, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 7, 2010
10.11	Amendment to Loan Documents, dated June 30, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.2	August 12, 2010

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.12	Amendment to Loan Documents, dated September 30, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	November 16, 2010
10.13	Amendment to Loan Documents, dated May 11, 2011, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 12, 2011
10.14	Amendment to Loan Documents, dated August 10, 2011, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	August 15, 2011
10.15	Amendment to Loan Documents, dated May 14, 2012, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 15, 2012
10.16	Forbearance to Loan and Security Agreement, dated March 27, 2013, between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.32	March 29, 2013
10.17	Amendment to Loan Documents, dated July 17, 2013, between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.6	November 12, 2013
10.18	Amendment to Loan Documents, dated September 30, 2014, between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.24	March 27, 2015
10.19	Senior Secured Convertible Promissory Note and Warrant Purchase Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	10.1	November 19, 2015
10.20	Registration Rights Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	10.2	November 19, 2015
10.21	Amendment to Loan Documents, dated January 29, 2016, between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	February 1, 2016
10.22	Amendment to Loan and Security Agreement, dated March 27, 2017, between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	March 29, 2017
10.23	Amendment to Loan and Security Agreement, dated April 12, 2017, by and between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.1	August 15, 2017
10.24	Amendment to Loan and Security Agreement, dated March 20, 2018, by and between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	March 26, 2018
10.25	Amendment to Loan and Security Agreement, dated March 21, 2019, by and between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.25	March 22, 2019

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.26	Amendment to Loan and Security Agreement, dated February 27, 2020, by and between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.26	March 10, 2020
10.27	Amendment to Loan and Security Agreement dated April 9, 2021, by and between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.1	May 18, 2021
10.28	Amendment to Loan and Security Agreement, dated April 29, 2022, by and between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.1	May 9, 2022
10.29	Purchase Agreement, dated June 24, 2019, by and between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.1	June 24, 2019
10.30	Purchase Agreement, dated March 5, 2020, by and between Netlist, Inc. and Lincoln Park Capital Fund, LLC		10-K	001-33170	10.37	March 10, 2020
10.31	Purchase Agreement dated July 12, 2021, by and between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.1	July 12, 2021
10.32	Registration Rights Agreement, dated July 12, 2021, by and between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.2	July 12, 2021
10.33	Purchase Agreement, dated September 28, 2021, by and between Netlist, Inc. and Lincoln Park Capital, LLC		8-K	001-33170	1.1	September 28, 2021
10.34	Registration Rights Agreement, dated September 28, 2021, by and between Netlist, Inc. and Lincoln Park Capital Fund, LLC.		8-K	001-33170	1.2	September 28, 2021
10.35	Lease, dated April 28, 2021, by and between Netlist, Inc. and University Research Park, LLC		8-K	001-33170	10.1	May 3, 2021
21.1	Subsidiaries of Netlist, Inc.		10-K	001-33170	21.1	March 1, 2022
23	Consent of KMJ Corbin & Company LLP	X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	The cover page from the Company’s Annual	X
Report on Form 10-K for the fiscal year ended December 31, 2022 (formatted as inline XBRL and contained in Exhibit 101)
+	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
§	Confidential treatment has been granted with respect to portions of this exhibit.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2023

Netlist, Inc.

By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chun K. Hong	President, Chief Executive Officer and Sole Director
Chun K. Hong	(Principal Executive Officer)	February 28, 2023

/s/ Gail Sasaki	Executive Vice President and Chief Financial Officer
Gail Sasaki	(Principal Financial and Accounting Officer)	February 28, 2023