Form 10-Q
period 2023-04-01
NETLIST INC
filed 2023-05-10
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

or

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

As of May 4, 2023, there were 240,590,229 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended April 1, 2023

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	April 1,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$34,470	$25,011
Restricted cash	2,100	18,600
Accounts receivable, net of allowances of $95 (2023) and $137 (2022)	5,942	8,242
Inventories	8,959	10,686
Prepaid expenses and other current assets	1,045	1,308
Total current assets	52,516	63,847
Property and equipment, net	1,039	1,138
Operating lease right-of-use assets	1,877	2,043
Other assets	297	295
Total assets	$55,729	$67,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$26,370	$28,468
Revolving line of credit	—	4,935
Accrued payroll and related liabilities	1,272	1,588
Accrued expenses and other current liabilities	2,623	2,635
Long-term debt due within one year	301	447
Total current liabilities	30,566	38,073
Operating lease liabilities	1,615	1,744
Other liabilities	217	270
Total liabilities	32,398	40,087
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 238,570 (2023) and 232,557 (2022) shares issued and outstanding	239	233
Additional paid-in capital	262,305	250,428
Accumulated deficit	(239,213)	(223,425)
Total stockholders' equity	23,331	27,236
Total liabilities and stockholders' equity	$55,729	$67,323

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	April 1,	April 2,
	2023	2022
Net product sales	$9,021	$50,200
Cost of sales	8,461	46,837
Gross profit	560	3,363
Operating expenses:
Research and development	2,301	2,457
Intellectual property legal fees	11,070	2,826
Selling, general and administrative	3,030	3,938
Total operating expenses	16,401	9,221
Operating loss	(15,841)	(5,858)
Other income (expense), net:
Interest income (expense), net	56	(11)
Other expense, net	(3)	(2)
Total other income (expense), net	53	(13)
Loss before provision for income taxes	(15,788)	(5,871)
Provision for income taxes	—	1
Net loss	$(15,788)	$(5,872)

Loss per share:
Basic and diluted	$(0.07)	$(0.03)
Weighted-average common shares outstanding:
Basic and diluted	235,121	230,546

See accompanying Notes to the Condensed Consolidated Statements.

B

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders Equity (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	232,557	$233	$250,428	$(223,425)	$27,236
Net loss	—	—	—	(15,788)	(15,788)
Issuance of common stock, net	4,920	5	10,537	—	10,542
Exercise of stock options	381	—	264	—	264
Stock-based compensation	—	—	1,077	—	1,077
Restricted stock units vested and distributed	712	1	(1)	—	—
Balance, April 1, 2023	238,570	$239	$262,305	$(239,213)	$23,331

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	230,113	$231	$243,866	$(190,055)	$54,042
Net loss	—	—	—	(5,872)	(5,872)
Issuance of common stock, net	303	—	1,767	—	1,767
Exercise of stock options	197	—	138	—	138
Stock-based compensation	—	—	682	—	682
Restricted stock units vested and distributed	533	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(117)	—	(591)	—	(591)
Balance, April 2, 2022	231,029	$232	$245,861	$(195,927)	$50,166

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	April 1,	April 2,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,788)	$(5,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	99	81
Non-cash lease expense	166	167
Stock-based compensation	1,077	682
Changes in operating assets and liabilities:
Accounts receivable	2,300	6,950
Inventories	1,727	(3,833)
Prepaid expenses and other assets	261	(34)
Accounts payable	(2,098)	3,076
Accrued payroll and related liabilities	(316)	37
Accrued expenses and other liabilities	(142)	(37)
Net cash provided by (used in) operating activities	(12,714)	1,217
Cash flows from investing activities:
Acquisition of property and equipment	—	(221)
Net cash used in investing activities	—	(221)
Cash flows from financing activities:
Net repayments under line of credit	(4,935)	(2,268)
Principal repayments under finance lease	(52)	(5)
Payments on notes payable	(146)	(186)
Proceeds from issuance of common stock, net	10,542	1,767
Proceeds from exercise of stock options	264	138
Payments for taxes related to net share settlement of equity awards	—	(591)
Net cash provided by (used in) financing activities	5,673	(1,145)
Net change in cash, cash equivalents and restricted cash	(7,041)	(149)
Cash, cash equivalents and restricted cash at beginning of period	43,611	58,479
Cash, cash equivalents and restricted cash at end of period	$36,570	$58,330

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$34,470	$37,530
Restricted cash	2,100	20,800
Cash, cash equivalents and restricted cash at end of period	$36,570	$58,330

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Netlist, Inc. and its wholly owned subsidiaries (collectively the “Company”, “Netlist”, “we”, “us”, or “our”) provides high-performance computer storage and memory solutions to enterprise customers in diverse industries. Our non-volatile memory express solid-state drives (“NVMe SSDs”) in various capacities and form factors, and our line of custom and specialty memory products bring industry-leading performance to server and storage appliance customers and cloud service providers. We license our portfolio of intellectual property, including patents relating to storage memory systems and subsystems, to companies that implement our technology.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023 (the “2022 Annual Report”).

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to April 1, 2023 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. The Company’s fiscal year 2023 will include 52 weeks and ends on December 30, 2023. Each quarter of fiscal year 2023 will be comprised of 13 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in January and the associated quarters, months and periods of those fiscal years.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results may differ materially from those estimates.

Recently Adopted Accounting Guidance

Currently, there are no Accounting Standards Updates that the Company is required to adopt that are likely to have a material effect on its financial statements that have not been previously discussed in the Company's 2022 Annual Report.

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	April 1,	December 31,
	2023	2022
Raw materials	$7,574	$8,223
Work in process	48	185
Finished goods	1,337	2,278
	$8,959	$10,686

Loss Per Share

The following table shows the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	April 1,	April 2,
	2023	2022
Numerator: Net loss	$(15,788)	$(5,872)
Denominator: Weighted-average basic shares outstanding - basic and diluted	235,121	230,546
Net loss per share - basic and diluted	$(0.07)	$(0.03)

The table below shows potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion feature of a convertible note using the “if-converted” method, and the shares vesting of issuable upon the restricted stock units (“RSUs”). These potential weighted average common share equivalents have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	April 1,	April 2,
	2023	2022
Weighted average common share equivalents	3,193	6,369

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended
	April 1,	April 2,
	2023	2022
Resales of third-party products	$6,909	$45,585
Sale of the Company's modular memory subsystems	2,112	4,615
Total net sales	$9,021	$50,200

Major Customers and Products

The Company’s net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Customer A	49%	53%
Customer B	12%	*

*	Less than 10% of net sales during the period.

As of April 1, 2023, two customers represented approximately 55% and 15% of aggregated gross accounts receivables, respectively. As of December 31, 2022, one customer represented approximately 69% of aggregate gross accounts receivables. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three months ended April 1, 2023 and April 2, 2022, resales of these products represented approximately 77% and 91% of net product sales, respectively.

Note 4—Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement, as the same may from time to time be amended, modified, supplemented or restated, (the “SVB Credit Agreement”), which provided for a revolving line of credit up to $10.0 million, as amended. The SVB Credit Agreement was most recently amended on April 29, 2022 to add 50% of eligible inventory to the previous borrowing base limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrued interest on advance at a per annum rate equal to the greater of 0.75% above the Wall Street Journal prime rate (“Prime Rate”) or 4.25%. The maturity date was April 28, 2023, as amended.

The SVB Credit Agreement required letters of credit to be secured by cash, which was classified as restricted cash in the accompanying condensed consolidated balance sheets. As of April 1, 2023 and December 31, 2022, (i) outstanding letters of credit were $2.1 million and $18.6 million, respectively, (ii) outstanding borrowings were $0 and $4.9 million, respectively, and (iii) availability under the revolving line of credit was $3.3 million and $0, respectively.

On April 28, 2023, the SVB Credit Agreement terminated in accordance with its terms. In connection with the termination of the SVB Credit Agreement, on April 28, 2023, all outstanding obligations for principal, interest, and fees under the SVB Credit Agreement were paid off in full and all liens securing such obligations were released.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	April 1,	December 31,
	2023	2022
Notes payable	$301	$447
Less: amounts due within one year	(301)	(447)
Long-term debt	$—	$—

Insurance Policy Finance Agreement

As of April 1, 2023 and December 31, 2022, we had $0.3 million and $0.4 million, respectively, in short-term notes payable for the financing of insurance policies. On January 4, 2023, we entered into a short-term note payable for $0.4 million bearing interest at 7.2% to finance insurance policies. Principal and interest payments on this note began January 15, 2023 and are made evenly based on a straight line amortization over a 9-month period.

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended
	April 1,	April 2,
	2023	2022
Lease cost:
Operating lease cost	$195	$198
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$169	$149
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$555

For the three months ended April 1, 2023, and April 2, 2022, finance lease costs and cash flows from finance leases were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	April 1,	December 31,
	2023	2022
Operating Leases
Operating lease right-of-use assets	$1,877	$2,043
Accrued expenses and other current liabilities	$440	$451
Operating lease liabilities	1,615	1,744
Total operating lease liabilities	$2,055	$2,195

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(146)	(121)
Property and equipment, net	$342	$367
Accrued expenses and other current liabilities	$214	$211
Other liabilities	42	96
Total finance lease liabilities	$256	$307

The following table includes supplemental information:

	April 1,	December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	3.7	3.9
Finance leases	1.3	1.5

Weighted Average Discount Rate
Operating leases	5.5%	5.5%
Finance leases	4.4%	4.4%

Maturities of lease liabilities as of April 1, 2023, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2023 (remainder of the year)	$390	$165
2024	613	91
2025	624	5
2026	639	3
2027	23	—
Total lease payments	2,289	264
Less: imputed interest	(234)	(8)
Total	$2,055	$256

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

Litigation and Patent Reexaminations

We own numerous patents and continue to seek to grow and strengthen our patent portfolio, which covers various aspects of our innovations and includes various claim scopes. We plan to pursue avenues to monetize our intellectual property portfolio, in which we would generate revenue by selling or licensing our technology, and we intend to vigorously enforce our patent rights against alleged infringers of such rights. We dedicate substantial resources to protecting and enforcing our intellectual property rights, including with patent infringement proceedings we file against third parties and defense of our patents against challenges made by way of reexamination and review proceedings at the U.S. Patent and Trademark Office (“USPTO”) and Patent Trial and Appeal Board (“PTAB” or the “Board”). We expect these activities to continue for the foreseeable future, with no guarantee that any ongoing or future patent protection or litigation activities will be successful, or that we will be able to monetize our intellectual property portfolio.

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

Google Litigations

On December 4, 2009, Netlist filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “NDCA”), seeking damages and injunctive relief based on Google’s alleged infringement of our U.S. Patent No. 7,619,912 (the “‘912 Patent”). The current judge assigned to the case, Chief Judge Seeborg, entered an order via stipulation on October 17, 2022 staying the NDCA Google case until the resolution of a pending case filed by Netlist, Inc. against Samsung Electronics Co., Ltd. in the United States District Court for the Eastern District of Texas (“EDTX”) (Netlist, Inc. v. Samsung Elecs. Co., Ltd. et al., Case No. 2:22-cv-00293-JRG).

On July 26, 2022, Netlist filed patent infringement claims against Google Cloud EMEA Limited, Google Germany GmbH, Redtec Computing GmbH, and Google, seeking damages based on those defendants’ infringement of European Patents EP 2,454,735 (“EP735”) and EP 3,404,660 (“EP660”), which both generally relate to load reduced dual in line memory modules (“LRDIMM”) technologies. As of the reporting date, Google has submitted its statements of defense. The date for oral hearings are currently scheduled for November 2023.

On October 15, 2021, Samsung initiated a declaratory judgement action against Netlist in the U.S. District Court for the District of Delaware (“DDE”) (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA). On September 12, 2022, Netlist amended its Counterclaims to include counterclaims against Google, LLC and Alphabet, Inc. On November 15, 2022, Google, LLC and Alphabet, Inc. responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to sever and stay the counterclaims. As of the reporting date, the Court has set the oral argument date for Google’s Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations as May 22, 2023 at 2:00 P.M. ET before Judge Jennifer L. Hall. Further, the Court set the Claim Construction hearing for October 20, 2023, and the beginning of the Jury Trial on February 3, 2025.

Micron Litigations

On April 28, 2021, Netlist filed a complaint for patent infringement against Micron Technology, Inc. (“Micron”) in the U.S. District Court for the Western District of Texas, Waco Division (“WDTX”) (Case No. 6:21-cv00431 & Case No. 6:21-cv-00430). These proceedings are based on the alleged infringement by Micron’s LRDIMM and Micron’s non-volatile dual in line memory modules (“NVDIMM”) enterprise memory modules under four U.S. patents – U.S. Patent Nos. 10,489,314 (the “‘314 Patent”), 9,824,035 (the “‘035 Patent”), 10,268,608 (the “‘608 Patent”), and 8,301,833 (the “‘833 Patent”). The case has been assigned to Hon. Judge Lee Yeakel, and the parties completed briefing on their claim construction arguments. On May 11, 2022, Judge Yeakel entered a stay of the case pending the resolution of Micron’s requested Inter Partes Review (“IPR”) proceedings against the four patents asserted by Netlist in this case (the ‘833, ‘035, ‘608, and ‘314 Patents). As of the reporting date, the matter remains stayed pending the outcome of the related IPR proceedings.

As noted above, Micron filed requests to bring IPR proceedings against Netlist’s ‘314, ‘035, ‘608, and ‘833 Patents. As of the reporting date, the PTAB granted Micron’s request for the ‘035, ‘833, and ‘314 Patents, but denied its request for the ‘608 Patent. The PTAB further denied Micron’s request for rehearing on the ‘608 Patent’s institution denial. As of the reporting date, the IPR trials under the ‘035, ‘833, and ‘314 Patents are proceeding following Netlist’s timely submissions of its related Patent Owner Responses. Oral arguments were presented for the ‘035 Patent IPR on April 19, 2023. Oral arguments for the ‘833 and ‘314 Patents are set for June and August 2023, respectively.

On March 31, 2022, Netlist filed patent infringement claims against Micron in Germany (“Micron Dusseldorf Case”), seeking damages based on their infringement of EP735 and EP660. On June 24, 2022, Netlist requested injunctive relief. Micron initiated a nullity proceeding against the asserted EP patents in this action, making Netlist’s response to the same as November 19, 2022. As of the reporting date, primary briefing in the Micron Dusseldorf Case has concluded, while the German Federal Patent Court has entered a preliminary opinion on the EP735 and EP660 invalidity proceedings. Given the entry of the preliminary opinions, the Judge in the Micron Dusseldorf infringement actions has reset the oral hearing in those cases to 2024.

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

On August 1, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX (Case No. 2:22-cv-00294) under the ‘912 Patent, for Micron’s alleged infringement by the sale of its LRDIMMs and RDIMMs. On August 15, 2022, Netlist filed its first amended complaint, further addressing Micron’s infringement of the ‘215 and ‘417 Patents. On October 21, 2022, Chief Judge Gilstrap ordered that this Micron action and a parallel action by Netlist against Samsung on the same patents (Case No. 2:22-cv-00293-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that the Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in that case for all pretrial matters. As of the reporting date, the consolidated case stands ready to proceed with a claim construction hearing set for October 5, 2023, and trial beginning on April 15, 2024.

On November 18, 2022, Micron filed IPR requests contesting the validity of the ‘912, ‘339, and ‘506 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). As of the reporting date, the ‘912 and ‘339 matters have not been joined with the corresponding Samsung IPRs, while the ‘506 proceeding has been joined with the analogous prior-filed Samsung IPR proceeding on the same patent. The Board’s deadline to institute trials on the ‘912 and ‘339 Micron IPRs is June 9, 2023.

On January 6, 2023, Micron filed IPR requests contesting the validity of the ‘918 and ‘054 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). As of the reporting date, the matters have not been joined with the corresponding Samsung IPRs. The Board’s deadline to institute trials on these Micron IPRs is July 20, 2023.

Samsung Litigations

On May 28, 2020, Netlist filed a complaint against Samsung in the U.S. District Court for the Central District of California for Samsung’s breach of the parties’ Joint Development and License Agreement (“JDLA”). On July 22, 2020, Netlist amended its complaint to seek a declaratory judgment that it properly terminated the JDLA in light of Samsung’s material breaches. On October 14, 2021, the Court entered summary judgment in Netlist’s favor and confirmed Netlist properly terminated the JDLA as of July 15, 2020. On February 15, 2022, the Court entered a final judgment in favor of

Netlist on each of its three claims and confirmed conclusively that the licenses granted by Netlist under the JDLA were terminated. On February 25, 2022, Samsung filed a Notice of Appeal, and the Federal Court of Appeals for the Ninth Circuit Court of Appeals issued a Time Schedule Order on February 28, 2022. On August 4, 2022, Netlist filed a cross-appeal seeking the Appeal Court’s reconsideration of the District Court’s finding that the fees Netlist paid to PwC were consequential damages, rather than recoverable general damages. The parties have completed briefing on the appeal and cross-appeal. As of the reporting date, the Ninth Circuit Court of Appeals set a date for oral argument on June 9, 2023 at 9:30 A.M. PT, in Courtroom 1 of the Court’s Pasadena, CA Courthouse.

On October 15, 2021, Samsung initiated a declaratory judgement action against Netlist in the DDE (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA), where it requested in relevant part that the DDE declare that Samsung does not infringe Netlist’s U.S. Patent Nos. 9,858,218 (the “‘218 Patent”), 10,217,523 (the “‘523 Patent”), 10,474,595 (the “‘595 Patent”), and the ‘506, ‘339, ‘912 and ‘918 Patents, while later seeking leave to add the ‘054 Patent (issued Jan. 25, 2022) to its action. On August 1, 2022, Hon. Judge Andrews dismissed all of Samsung’s counts related to Netlist’s ‘912, ‘506, ‘339, and ‘918 Patents, and denied Samsung’s request to bring its ‘054 claims in Delaware. On September 12, 2022, Netlist amended its Counterclaims to include counterclaims tying Google, LLC and Alphabet, Inc. to the action. On November 15, 2022, Google, LLC and Alphabet, Inc. responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to Sever and Stay the counterclaims. As of the reporting date, the Court has set the oral argument date for Google’s Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations as May 22, 2023 at 2:00 P.M. ET before Judge Jennifer L. Hall. Further, the Court set the Claim Construction hearing for October 20, 2023, and the beginning of the Jury Trial on February 3, 2025.

On November 19, 2021, Samsung filed IPR requests contesting the validity of U.S. Patent Nos. 9,858,218 (the “‘218 Patent”), 10,474,595 (the “‘595 Patent”), and 10,217,523 (the “‘523 Patent”). Netlist filed its initial responses to Samsung’s petitions on February 18, 2022, contesting the institution of any IPR on the grounds propounded. As of the reporting date, oral arguments were heard for the ‘523 IPR (February 1, 2023), and the ‘218 Patent and ‘595 Patent IPRs (February 15, 2023). As of the reporting date, the PTAB has issued a final written decision finding all of the claims of the ‘523 Patent valid and patentable, while finding all of the claims of the ‘218 Patent unpatentable. The PTAB has not yet entered its final written decision regarding the ‘595 Patent, which is due May 15, 2023.

On December 20, 2021, Netlist filed a complaint for patent infringement against Samsung, Samsung Semiconductor, Inc., and Samsung Electronics America, Inc. in the EDTX (Case No. 2:21-cv-00463-JRG) under the ‘506, ‘339, and ‘918 Patents. Samsung responded to Netlist’s complaint on April 12, 2022, and Chief Judge Gilstrap ordered a scheduling conference be set. On May 3, 2022, Netlist entered a First Amended Complaint pursuant to the Federal Rules of Civil Procedure (“FRCP”) Rule 15, adding claims for infringement under three additional patents: the ‘060, ‘160, and ‘054 Patents. On April 14, 2023, the trial began with jury selection and opening statements, and concluded on April 21, 2023 with the entry of the jury’s verdict into the public record. The jury unanimously found that Samsung had willfully infringed Netlist’s ‘339, ‘918, ‘054, ‘060, and ‘160 patents through the sale of their DDR4 LRDIMMs, DDR5 DIMMS, and HBM components, and that none of the patent claims assessed at trial were invalid. Given the infringement, the jury awarded Netlist, Inc. a total of $303 million for Samsung’s infringement. As of the reporting date, post-trial proceedings are being briefed and adjudicated.

On February 17, 2022, Samsung filed an IPR request contesting the validity of only claim 16 within the ‘912 Patent. Samsung then filed two additional IPR requests contesting the validity of the ‘506 and ‘339 Patents. Netlist filed its Patent Owner’s Preliminary Response for the ‘912 and ‘339 Patent IPRs on July 21, 2022, and for the ‘506 Patent IPR on July 28, 2022. On January 19, 2023, the PTAB instituted IPR trials on both the ‘912 and ‘339 Patents. The following day, the PTAB instituted an IPR trial on the ‘506 Patent. On October 19, 2022, the PTAB instituted IPR trials on the ‘912 Patent and ‘339 Patent, while two days later it instituted an IPR trial on the ’506 Patent. On January 5, 2023, USPTO Director Katherine K. Vidal entered an Order in the ‘912 proceeding mandating a sua sponte Director review of the Board’s decision granting institution of the ‘912 Patent, and staying the underlying proceedings in lieu of a supplemental briefing schedule set by the Director herself. On February 3, 2023, Director Vidal entered a decision requiring the assigned Board to reevaluate Netlist’s request for discovery on the admitted relationship between Samsung and Google and ordered that if the Board determines Google is a “Real Party in Interest,” the Board must vacate its institution decision and deny Samsung’s Petition. The Board has collected the mandated follow-on discovery from

Samsung and set a supplemental briefing schedule that terminates on May 3, 2023. As of the reporting date, Netlist has timely filed its Patent Owner Responses for the ‘339 and ‘506 Patent IPR proceedings. Substantive briefing is ongoing in these IPRs.

On May 17, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘918 and ‘054 Patents. On December 6, 2022, the Board instituted an IPR trial for the ‘054 Patent, and then instituted an IPR trial for the ‘918 Patent the next day. On December 9, 2022, the Board set a joint schedule for both IPRs. As of the reporting date, Netlist filed its Patent Owner Response. Substantive briefing is ongoing in these IPRs.

On June 3, 2022, Netlist filed patent infringement lawsuits against Samsung in Dusseldorf, Germany, seeking damages for Samsung’s infringement of Netlist’s Patents EP735 and EP660. The Dusseldorf Court set an Oral Hearing date for September 5, 2023.

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

On August 26, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s U.S. Patent Nos. 8,787,060 (the “‘060 Patent”) and 9,318,160 (the “‘106 Patent”). On January 19, 2023, Netlist filed its Patent Owner Preliminary Responses in those proceedings. As of the reporting date, the Board instituted trials for both IPRs, setting Netlist’s deadline to files its Patent Owner’s Response on July 5, 2023.

On January 10, 2023, Samsung filed two IPR petitions contesting the validity of the ‘215 and ‘417 Patents. As of the reporting date, the Board has accorded these IPR a filing date of January 10, 2023. As of the reporting date, Netlist filed its Patent Owner Preliminary Responses by the May 9, 2023 deadline.

On April 27, 2023, Samsung filed an IPR petition contesting the validity of the ‘608 Patent. As of the reporting date, the Board has not yet accorded this IPR a filing date.

Other Contingent Obligations

In the ordinary course of our business, we have made certain indemnities, commitments and guarantees pursuant to which we may be required to make payments in relation to certain transactions. These may include, among others: (i) intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; (ii) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by applicable investment or loan documents, as applicable; and (vi) indemnities or other claims related to certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities or may face other claims arising from our use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. Historically, we have not been obligated to make significant payments as a result of these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of April 1, 2023 or December 31, 2022.

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

Common Stock

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, the Company entered into a purchase agreement (the “September 2021 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $75 million in shares of its common stock subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. Concurrent with the execution of the September 2021 Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park relating to the Company’s common stock to be sold to Lincoln Park. As consideration for entering into the September 2021 Purchase Agreement, the Company issued to Lincoln Park 218,750 shares of its common stock as initial commitment shares in a noncash transaction on September 28, 2021 and will issue up to 143,750 additional shares of its common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. The Company will not receive any cash proceeds from the issuance of these additional commitment shares.

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

During 2022, Lincoln Park purchased an aggregate of 1,050,000 shares of our common stock for a net purchase price of $4.4 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 8,502 shares of our common stock as additional commitment shares in noncash transactions. During the three months ended April 1, 2023, Lincoln Park purchased an aggregate of 4,900,000 shares of our common stock for a net purchase price of $10.5 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 20,209 shares of our common stock as additional commitment shares in noncash transactions.

Subsequently, from April 2, 2023 through May 4, 2023, Lincoln Park purchased an aggregate of 1,950,000 shares of our common stock for a net purchase price of $9.2 million under the September 2021 Purchase Agreement. In connection with the purchase, we issued to Lincoln Park an aggregate of 17,562 shares of our common stock as additional commitment shares in noncash transactions.

Note 9—Stock-Based Awards

As of April 1, 2023, the Company had 960,086 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the three months ended April 1, 2023:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 31, 2022	4,866	$0.93
Granted	—	—
Exercised	(381)	0.69
Expired or forfeited	(119)	1.84
Outstanding as of April 1, 2023	4,366	$0.92

Restricted Stock Units

The following table summarizes the activity related to RSUs during the three months ended April 1, 2023:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 31, 2022	3,442	$3.36
Granted	649	2.93
Vested	(712)	1.94
Forfeited	(149)	4.01
Balance nonvested as of April 1, 2023	3,230	$3.55

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 1,	April 2,
	2023	2022
Cost of sales	$18	$3
Research and development	274	176
Selling, general and administrative	785	503
Total	$1,077	$682

As of April 1, 2023, the Company had approximately $9.9 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.9 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical facts and often address future events or our future performance. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “will,” “might,” “plan,” “predict,” “believe,” “should,” “could” and similar words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements contained in this MD&A include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to collect the damages awarded to us by jury verdict in our trial with Samsung;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	specific and overall impacts of the coronavirus disease (“COVID-19”) pandemic on our financial condition and results of operations;
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness, maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

All forward-looking statements reflect management’s present assumptions, expectations and beliefs regarding future events and are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by any forward-looking statements. These risks and uncertainties include those described under “Risk Factors” in Part II, Item 1A of this report. In light of these risks and uncertainties, our forward-looking statements should not be relied on as predictions of future events. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by and may or will continue to be elevated by the COVID-19 pandemic. All forward-looking statements reflect our assumptions, expectations and beliefs only as of the date they are made, and except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

The following MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 filed with the SEC. All information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “Netlist,” “we,” “us,” or “our” as used herein refers collectively to Netlist, Inc. and its consolidated subsidiaries, unless otherwise stated.

Overview

Netlist provides high-performance memory solutions to enterprise customers in diverse industries. Our products in various capacities and form factors and our line of custom and specialty memory products bring leading performance to customers in a variety of industries globally and cloud service providers. Netlist licenses its portfolio of intellectual property, including solutions relating to improvements for volatile memory, non-volatile memory, computer storage, hybrid memory, and related subsystems.

During the first quarter of 2023, we recorded net sales of $9.0 million, gross profit of $0.6 million and net loss of $15.8 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility. See “Recent Developments” and “Liquidity and Capital Resources” below for more information.

Recent Developments

Damages Award Against Samsung

On April 21, 2023, we won a $303 million damages award against Samsung Electronics Co., Ltd., Samsung Semiconductor, Inc., and Samsung Electronics America, Inc. (together “Samsung”) in the United States District Court for the Eastern District of Texas. The award resulted from a jury trial that lasted six days, and involved five Netlist patents: U.S. Patent Nos. 10,949,339, 11,016,918, 11,232,054, 8,787,060, and 9,318,160. The products found to infringe these patents were Samsung DDR4 LRDIMMs, DDR5 UDIMMs, DDR5 SODIMMs, and DDR5 RDIMMs, and HBM 2, 2E, and 3 components. As of the reporting date, post-trial proceedings are being adjudicated and a Judgement has not yet been entered. Upon entry of a Judgment, an appeal may be filed before the U.S. Court of Appeals for the Federal Circuit. Should any party file an appeal, that could cause a lengthy delay in our ability to collect a damages award from Samsung, lead to a reduction of the damages award, or lead to a remand or reversal of the jury’s verdict.

Termination of SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provided for a revolving line of credit of up to $10.0 million, as amended. The SVB Credit Agreement was most recently amended on April 29, 2022 to add 50% of eligible inventory to the previous borrowing base limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrued interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate or 4.25%. The maturity date was April 28, 2023, as amended.

On April 28, 2023, the SVB Credit Agreement terminated in accordance with its terms. In connection with the termination of the SVB Credit Agreement, on April 28, 2023, all outstanding obligations for principal, interest, and fees under the SVB Credit Agreement were paid in full and all liens securing such obligations were released.

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

During the three months ended April 1, 2023, Lincoln Park purchased an aggregate of 4,900,000 shares of our common stock for a net purchase price of $10.5 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 20,209 shares of our common stock as additional commitment shares in noncash transactions.

Subsequently, from April 2, 2023 through May 4, 2023, Lincoln Park purchased an aggregate of 1,950,000 shares of our common stock for a net purchase price of $9.2 million under the September 2021 Purchase Agreement. In connection with the purchase, we issued to Lincoln Park an aggregate of 17,562 shares of our common stock as additional commitment shares in noncash transactions.

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

In recent periods, there has been a significant increase in worldwide supply of semiconductor memory and storage that has led to declines in demand and average selling prices for our products, which could materially and adversely affect our business, results of operations, or financial condition. Our suppliers generally seek to increase wafer output, improve yields, and reduce die size, which could result in further increases in worldwide supply and downward pressure on prices.

The continuing impact of the COVID-19 pandemic will have on our consolidated results of operations is uncertain. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of such alterations or modifications may have on our business, consolidated results of operations, financial condition, and liquidity.

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three months ended April 1, 2023, and April 2, 2022 were as follows (dollars in thousands):

	Three Months Ended
	April 1,	April 2,		%
	2023	2022	Change	Change
Net sales	9,021	50,200	(41,179)	(82%)
Cost of sales	8,461	46,837	(38,376)	(82%)
Gross profit	$560	$3,363	(2,803)	(83%)
Gross margin percentage	6%	7%	(0.5%)

Net Sales

Net sales include resales of certain components, modules, and other products, which include dual in-line memory module (“DIMMs”) and solid-state drives (“SSDs”). Net sales also include sales of Netlist’s own products.

Net sales decreased by approximately $41.2 million during the first quarter of 2023 compared to the same period of 2022, primarily as a result of a $29.9 million decrease in the sale of registered DIMM (“RDIMM”) and discrete memory component products, a $1.8 million decrease in sale of Netlist’s flash and SSD products, and a $9.5 million decrease in sales of low-profile memory subsystem products.

Gross Profit and Gross Margin

Product gross profit and product gross margin percentage decreased during the first quarter of 2023 compared to the same period of 2022, primarily as a result of lower sales across all product group and softer pricing environment.

Operating Expenses

Operating expenses for the three months ended April 1, 2023, and April 2, 2022, were as follows (dollars in thousands):

	Three Months Ended
	April 1,	April 2,		%
	2023	2022	Change	Change
Research and development	$2,301	$2,457	$(156)	(6%)
Percentage of net sales	26%	5%
Intellectual property legal fees	$11,070	$2,826	8,244	292%
Percentage of net sales	123%	6%
Selling, general and administrative	$3,030	$3,938	(908)	(23%)
Percentage of net sales	34%	8%

Research and Development

Research and development expenses decreased during the first quarter of 2023 compared to the same period of 2022 due primarily to a decrease in employee headcount and related overhead.

Intellectual Property Legal Fees

Intellectual property legal fees consist of fees incurred for, patent drafting and prosecution, opposition to third-party post-grant patent proceedings, and patent enforcement and licensing. Although we expect intellectual property legal fees to generally increase over time as we continue to expand, protect and enforce our patent portfolio, these increases may not be linear but may occur in lump sums depending on the due dates of filings and their associated fees, and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report for further discussion.

Intellectual property legal fees increased during the first quarter of 2023 compared to the same period of 2022 due primarily to higher legal expenses incurred to protect and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses decreased during the first quarter of 2023 compared to the same period of 2022 due primarily to a decrease in employee headcount and overhead and outside services.

Other Income (Expense), Net

Other income (expense), net for the three months ended April 1, 2023, and April 2, 2022 was as follows (dollars in thousands):

	Three Months Ended
	April 1,	April 2,		%
	2023	2022	Change	Change
Interest income (expense), net	$56	$(11)	$67
Other expense, net	(3)	(2)	(1)
Total other income (expense), net	$53	$(13)	$66	508%

Interest income, net increased during the first quarter of 2023 compared to the same period of 2022, primarily as a result of a higher interest rate earned on cash balances. During the first quarter of 2023, other expense was consistent compared with the same period of 2022.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and debt securities and receipts from revenues. In addition, we have received proceeds from our entry into a Strategic Product Supply and License Agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”), on April 5, 2021 (the “Strategic Agreement”), which we use to support our operations. We have also funded our operations with a revolving line of credit under a bank credit facility, and to a lesser extent, equipment leasing arrangements. We are currently seeking to obtain a new bank credit facility to replace the terminated facility we had with SVB.

The following tables present selected financial information as of April 1, 2023, and December 31, 2022 and for the first three months of 2023 and 2022 (in thousands):

	April 1,	December 31,
	2023	2022
Cash, cash equivalents and restricted cash	$36,570	$43,611
Long-term debt due within one year	301	447
Working capital	21,950	25,774

	Three Months Ended
	April 1,	April 2,
	2023	2022
Net cash provided by (used in) operating activities	$(12,714)	$1,217
Net cash used in investing activities	-	(221)
Net cash provided by (used in) financing activities	5,673	(1,145)

During the three months ended April 1, 2023, net cash used in operating activities was primarily a result of net loss of $15.8 million, non-cash adjustments to net loss of $1.3 million, and net cash inflows from changes in operating assets and liabilities of $1.7 million driven predominantly by a decrease in accounts receivable and inventories, partially offset by a decrease in accounts payable due to lower inventory purchases. Net cash provided by financing activities during the three months ended April 1, 2023 primarily consisted of $10.5 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, $0.3 million in proceeds from exercise of stock options, offset by $4.9 million in net repayments under the SVB Credit Agreement and $0.1 million in payments of note payable to finance insurance policies.

During the three months ended April 2, 2022, net cash provided by operating activities was primarily a result of net loss of $5.9 million, non-cash adjustments to net loss of $0.9 million, and net cash inflows from changes in operating assets and liabilities of $6.2 million driven predominantly by an increase in accounts payable due to higher inventory purchases to support increase in sales and higher legal fees to defend our patent portfolio, and a decrease in accounts receivable. Net cash used in financing activities during the three months ended April 2, 2022 primarily consisted of $1.8 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, $0.1 million in proceeds from exercise of stock options, offset by $2.3 million in net repayments under the SVB Credit Agreement and $0.6 million in payments for taxes related to net share settlement of equity awards.

Capital Resources

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the September 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75.0 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. As of April 1, 2023, $49.2 million remains available under the September 2021 Purchase Agreement with Lincoln Park.

SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provided for a revolving line of credit of up to $10.0 million, as amended. The SVB Credit Agreement was most recently amended on April 29, 2022 to add 50% of eligible inventory to the previous borrowing base limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrued interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate or 4.25%. The maturity date was April 28, 2023, as amended.

On April 28, 2023, the SVB Credit Agreement terminated in accordance with its terms. In connection with the termination of the SVB Credit Agreement, on April 28, 2023, all outstanding obligations for principal, interest, and fees under the SVB Credit Agreement were paid off in full and all liens securing such obligations were released.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with cash receipts from revenues, the equity financing available under September 2021 Purchase Agreement, funds raised through other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Our critical accounting policies and estimates are discussed in Note 2 to the condensed consolidated financial statements in this report and in the notes to consolidated financial statements in Part II, Item 8 of our 2022 Annual

Report and in the MD&A in our 2022 Annual Report. There have been no significant changes to our critical accounting policies since our 2022 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The majority of our sales and our expenses are denominated in U.S. dollars. Since we operate in the People’s Republic of China (“PRC”), a percentage of our operational expenses are denominated in Chinese Renminbi (“RMB”) and exchange volatility could positively or negatively impact those operating costs. Additionally, we may hold certain assets and liabilities in local currency on our consolidated balance sheet. As the operational expenses in RMB is immaterial, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of April 1, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to Our Business, Operations and Industry

●	Significant increases in worldwide supply of semiconductor memory and storage could lead to declines in demand and average selling prices for our products, which could materially and adversely affect our business, results of operations, or financial condition;
●	We have historically incurred losses and may continue to incur losses;
●	We maintain our cash at financial institutions, often in balances that exceed federally insured limits;
●	We may not be able to collect the damages awarded to us in our litigation with Samsung, which could have an adverse impact on our business, financial condition and operating results;
●	The vast majority of our net product sales in recent periods have been generated from resales of component products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance;
●	We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures;
●	We are subject to risks relating to our focus on developing our Compute Express Link (“CXL”) products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including ongoing effects of the COVID-19 pandemic and the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross margin;
●	Our manufacturing operations involve significant risks;
●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;

●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters, cyber-attacks or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition;
●	Increased prices and inflation could negatively impact our margin performance and our financial results; and
●	Geopolitical risks associated with Russia’s invasion of Ukraine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

Risks Related to Laws and Regulations

●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Section 404”), that place significant demands on our resources, and the transition to the higher reporting and control standards that applies to us as a “large accelerated filer” may cause management distraction and increased costs.

Risks Related to Intellectual Property and Litigation

●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results; and
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us.

Risks Related to Capitalization and Financial Markets

●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;

●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	We expect to incur additional indebtedness to support the growth of our business and to facilitate effective working capital. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;
●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As a sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts at multiple financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) standard deposit insurance limit or similar government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our obligations.

For example, on March 10, 2023, SVB, and on March 12, 2023, Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

We may not be able to collect the damages awarded to us in our litigation with Samsung, which could have an adverse impact on our business, financial condition and operating results

As previously reported, in our litigation with Samsung, we were awarded damages of approximately $303 million. The outcome of the trial is subject to appeal, though we have no knowledge as to whether Samsung will or will not appeal the judgment. An appeal by Samsung would likely cause a lengthy delay in our ability to collect the award and could result in a reversal or reduction of the award. With or without an appeal, we would need to successfully collect damages awarded to us. In addition, if the judgment is appealed and we are unable to sustain our operations through an appeal process, we may be required to raise additional capital through proceeds from other litigated matters or debt or equity financing. We cannot be certain that we will prevail or settle in any other ongoing litigation, or that any additional financing we may need will be available on terms acceptable to us, or at all. If we do not receive funds from other litigation matters or secure financing in the future, we may be forced to liquidate our assets or discontinue our operations altogether.

The vast majority of our net product sales in recent periods have been generated from resales of component products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance.

The vast majority of our net product sales in recent periods have been generated from resales of computer memory and storage components and products, including but not limited to SSDs, NAND flash and DIMMs. We resell products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

These resales are subject to a number of risks. For example, demand for any computer memory or storage products could decline at any time for a number of reasons, including, among others, changing customer requirements or preferences, product obsolescence, introduction of more advanced or otherwise superior competing products by our competitors, the ability of our customers to obtain these products or substitute products from alternate sources (including from the manufacturer directly), customers reducing their need for these products generally, or the other risk factors described in this report. We have no long-term agreements or other commitments with respect to sales of these or any of the other products we sell. As a result, any decrease in demand for these products from us would reduce our sale levels and could materially adversely impact our revenues. Additionally, opportunistic purchases of products for resale, when coupled with a decrease in demand, may cause us to write off excess inventory which would adversely affect our operating performance.

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

We have invested significant research and development time and capital in the design of application-specific integrated circuits (“ASIC”) and hybrid devices, including our CXL technology-based memory expansion controller. These products are subject to significant risks, including:

●	we are dependent on a limited number of suppliers for the non-volatile memory, volatile memory, and ASIC components that are essential to the functionality of these products, and in the past, we have experienced supply chain disruptions and shortages of volatile and non-volatile memory components required to create these products as a result of issues that are specific to our suppliers or the industry as a whole;
●	CXL and some of our other next-generation products may require additional time including the services and attention of key employees who have competing demands on their available time and may require capital investment to bring the products to market;

●	our development and commercialization strategies for these products;
●	we are required to demonstrate the quality and reliability of our products to and qualify them with our customers before purchases are made, which requires investments of time and resources in significant and unpredictable amounts prior to the receipt of any revenues from these customers; and
●	our memory expansion controller products or other new products, such as CXL, may contain currently undiscovered flaws, the correction of which could result in increased costs and time to market.

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

Our ability to fulfill customer orders for or produce qualification samples of our products, as well as orders for the components and/or products we resell, is dependent on a sufficient supply of SSDs, field programmable gate arrays (“FPGAs”), ASICs, volatile memory components, and non-volatile memory components. Further, there are a relatively small number of suppliers of these components, and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, including SK hynix, from which we obtained a large portion of our component products purchased for resale. We also use consumables and other components, including printed circuit boards (“PCBs”), to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

From time to time, shortages in SSDs, volatile memory components, and/or non-volatile memory components have required some suppliers to limit the supply of these components. In the past, we have experienced supply chain disruptions and shortages of SSDs, volatile memory components, and/or non-volatile memory components required to create certain of our memory subsystem products, and we have been forced to procure the component products we resell from other suppliers to the extent sufficient product is not available from SK hynix to meet customer demand or in the event of other SK hynix supply issues. We are continually working to secure adequate supplies of the components necessary to fill customers’ orders in a timely manner. If we are unable to obtain a sufficient supply of SSDs, volatile memory components, non-volatile memory components and/or other essential components, as a result of a natural disaster, political unrest military conflict, medical epidemics, such as the COVID-19 pandemic, climate change, economic instability, equipment failure or other cause, to avoid interruptions or failures in the delivery of our products as required by our customers or the delivery of these components to customers to whom we resell them directly, these customers may reduce future orders for these products or not purchase these products from us at all, which could cause our net product sales to decline and harm our operating results. In addition, our reputation could be harmed due to failures to meet our customers’ demands and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business and we may lose market share to our competitors. Further, if our suppliers are unable to produce qualification samples of our products on a timely basis or at all, we could experience delays in the qualification process with existing or prospective customers, which could have a significant impact on our ability to sell our products. Moreover, if we are not able to obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, we may not be able to develop or introduce new products, we may experience significant increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers, or we may be forced to cease our sales of products dependent on the components or resales of the components we sell to customers directly.

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

Declines in customer demand for our products in recent periods have caused us to reduce our purchases of SSDs, volatile memory components, and non-volatile memory components for use in our products. Such declines or other fluctuations could continue in the future. If we fail to maintain sufficient purchase levels with some suppliers, our ability to obtain supplies of these raw materials may be impaired due to the practice of some suppliers of allocating their products to customers with the highest regular demand.

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

Likewise, changes in our products, our manufacturing facilities, our production processes or our component suppliers may require a new qualification process. For example, if our SSD, volatile memory component, and non-volatile memory component suppliers discontinue production of these products or components, it may be necessary for us to design and qualify new products for our customers. As a result, some customers may require us, or we may decide, to purchase an estimated quantity of discontinued memory components necessary to ensure a steady supply of existing products until products with new components can be qualified. Purchases of this nature may affect our liquidity. Additionally, our forecasts of quantities required during the transition may be incorrect, which could adversely impact our results of operations through lost revenue opportunities or charges related to excess and obsolete inventory.

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

Our products are primarily targeted to OEMs in the server, high-performance computing and communications markets. In addition, we resell certain component products to storage customers, appliance customers, system builders and cloud and datacenter customers. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs and other customers. We face competition from volatile memory component suppliers, memory module providers, and logic suppliers for many of our products. We also face competition from the manufacturers and distributors of the component products we resell to customers, as these manufacturers and distributors could decide at any time to sell these component products to these customers directly. Additionally, if and to the extent we enter new markets or pursue licensing arrangements to monetize our technologies and intellectual property portfolio, we may face competition from a large number of competitors that produce solutions utilizing similar or competing technologies.

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

During challenging economic times, our customers may face challenges gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. This may negatively affect our liquidity and cash flows and require us to increase our allowance for doubtful accounts. Furthermore, our vendors may face similar issues gaining access to credit, which may limit their ability to supply components or provide trade credit to us. We are monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including the events that have impacted SVB. We are also monitoring the impacts that these events may have on our customers and vendors.

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

The prices customers pay for the products we sell can fluctuate due to many factors, including, among others, competitive conditions in our key customer markets, changes in customer requirements or preferences, volatility in the market prices for SSDs, volatile memory components, non-volatile memory components, and other components or products, and changes in manufacturing efficiencies or capacities related to the aforementioned. Market prices for component products have historically constituted a substantial portion of the total cost of our memory subsystems and in recent periods have constituted the vast majority of the cost of resales of these products to customers directly. As a result, fluctuations in the prices for these component products, due to overcapacity in worldwide supply or increased manufacturing efficiencies, implementation of new manufacturing processes or expansion of manufacturing capacity by component suppliers, among other factors, significantly impact our costs to sell our products or component products.

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

Due to the geographic concentration of our manufacturing operations in our PRC facility and our small number of suppliers, including SK hynix for many of the components and/or products we resell, a disruption resulting from equipment or power failures, quality control issues, human errors, government intervention, cyber-attacks or natural disasters, including earthquakes and floods, could require significant costs to repair and could interrupt or interfere with product manufacture and sale and cause significant delays in product shipments, which could harm our customer relationships, financial condition and results of operations. In the past, our PRC facility has suffered water damage as a result of heavy rains and floods, which forced us to temporarily halt manufacturing at the facility while necessary repairs or equipment replacements were made. This incident caused us to incur additional expenses because we were forced to shift our manufacturing activities to a third-party facility in the PRC to mitigate the disruption in product shipments to our customers. If manufacturing at the PRC facility is disrupted for similar or other reasons in the future, we may again be subject to increased expenses in order to engage a third-party manufacturer, or, if we are not able to secure alternative manufacturing capabilities, our ability to sell products and our relationships with our customers could be materially harmed. Additionally, we may be forced to bear significant costs in order to repair any damage to our manufacturing equipment and facility. Any of these outcomes could have a material adverse effect on our business and results of operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In performing their audit of our internal control over financial reporting as required by Section 404 and the related rules and regulations of the SEC, our independent registered public accounting firm concluded that our internal control over financial reporting was ineffective as of December 31, 2022 due to one material weakness. The identified material weakness, as of December 31, 2022, relates to the lack of an independent board and audit committee and ineffective risk assessment and monitoring controls.

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

Although we may pursue agreements with third parties to commercially license certain of our products and/or technologies, we may never successfully enter into any such agreement. Further, the terms of any such agreements we may reach with third-parties are uncertain and may not provide sufficient royalty or other revenues to us to justify our costs of developing and maintaining the related intellectual property or may otherwise include terms that are not favorable to us. Additionally, the pursuit of licensing arrangements would require by its nature that we relinquish certain of our rights to our technologies and intellectual property that we license to third parties, which could limit our ability to base our own products on such technologies or could reduce the economic value we receive from such technologies and intellectual property. Additionally, the establishment of arrangements to monetize our intellectual property may be more difficult or costly than expected, may require additional personnel and investments and may be a significant distraction for management.

Our ability to establish licensing, royalty, or similar revenues, and maintain or increase any such revenues we are able to establish, depends on a variety of factors, including, among others, the novelty, utility, performance, quality, breadth, depth and overall perceived value of our intellectual property portfolio, all as compared to that of our competitors, as well as our sales and marketing capabilities. Even if we are able to secure these revenues, they may be negatively affected by factors that are entirely or partially outside our control, including reductions in our customers’ sales prices, sales volumes and the general state of their business, as well as the terms of the license arrangements.

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

To support our activities in the near term, we expect to rely on cash generated from our business, the cash received under the Strategic Agreement and proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park. Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns. We do not believe that the events that have impacted SVB will impact our ability to operate for at least the next 12 months.

Our capital requirements will depend on many factors, including, among others:

●	the costs associated with maintaining, defending and enforcing our intellectual property rights;
●	the acceptance of, and demand for, our products and the component products we resell to customers;
●	our success, and that of our strategic partners, in developing and selling products derived from our technology;
●	the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies;
●	the costs of developing, improving and maintaining our internal design, testing and manufacturing processes;
●	our results of operations, including our levels of net product sales and any other revenues we may receive, including non-recurring engineering fees, licensing fees, royalties, or other fees;
●	the amount and timing of vendor payments and the collection of receivables, among other factors affecting our working capital;
●	our receipt of cash proceeds from the exercise of outstanding stock options to acquire our common stock;
●	the nature and timing of acquisitions or other strategic transactions or relationships in which we engage, if any; and
●	the costs associated with the continued operation, and any future growth, of our business.

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

We expect to incur additional indebtedness to support the growth of our business and to facilitate effective working capital. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity.

Our operations have consumed substantial amounts of cash since inception and we expect to incur additional indebtedness to support the growth of our business and to facilitate effective working capital. Incurrence and maintenance of debt could have material adverse consequences on our business and financial condition, such as:

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

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver.

Despite subsequent actions taken by the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC to ensure that all depositors of SVB had access to all of their cash deposits following the closure of SVB, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Federal Reserve Board announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

In addition, if any parties with whom we conduct business are unable to access funds held in uninsured deposit accounts or pursuant to lending arrangements with a financial institution that is placed in receivership by the FDIC, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

As of April 1, 2023, there were 238,571,292 shares of our common stock outstanding. In addition, 4,365,551 shares of our common stock are subject to outstanding stock options and 3,229,910 shares of our common stock are subject to outstanding unvested restricted stock units. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Item 6.Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 17, 2018
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	December 20, 2012
3.2.1	Certificate of Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	December 29, 2017
3.2.2	Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	August 10, 2020
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:May 10, 2023	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)