Form 10-Q
period 2023-07-01
NETLIST INC
filed 2023-08-08
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

or

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

As of August 3, 2023, there were 241,526,238 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended July 1, 2023

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	July 1,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,348	$25,011
Restricted cash	7,100	18,600
Accounts receivable, net of allowances of $33 (2023) and $137 (2022)	1,470	8,242
Inventories	9,953	10,686
Prepaid expenses and other current assets	736	1,308
Total current assets	43,607	63,847
Property and equipment, net	943	1,138
Operating lease right-of-use assets	1,915	2,043
Other assets	542	295
Total assets	$47,007	$67,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$21,033	$28,468
Revolving line of credit	—	4,935
Accrued payroll and related liabilities	1,317	1,588
Accrued expenses and other current liabilities	1,184	2,635
Long-term debt due within one year	152	447
Total current liabilities	23,686	38,073
Operating lease liabilities	1,483	1,744
Other liabilities	189	270
Total liabilities	25,358	40,087
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 241,307 (2023) and 232,557 (2022) shares issued and outstanding	241	233
Additional paid-in capital	274,649	250,428
Accumulated deficit	(253,241)	(223,425)
Total stockholders' equity	21,649	27,236
Total liabilities and stockholders' equity	$47,007	$67,323

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net sales	$10,026	$55,358	$19,047	$105,558
Cost of sales	9,787	50,610	18,248	97,447
Gross profit	239	4,748	799	8,111
Operating expenses:
Research and development	2,255	2,672	4,556	5,129
Intellectual property legal fees	8,947	3,313	20,017	6,139
Selling, general and administrative	3,325	3,724	6,355	7,662
Total operating expenses	14,527	9,709	30,928	18,930
Operating loss	(14,288)	(4,961)	(30,129)	(10,819)
Other income (expense), net:
Interest income, net	277	15	333	4
Other expense, net	(16)	(6)	(19)	(8)
Total other income (expense), net	261	9	314	(4)
Loss before provision for income taxes	(14,027)	(4,952)	(29,815)	(10,823)
Provision for income taxes	1	—	1	1
Net loss	$(14,028)	$(4,952)	$(29,816)	$(10,824)

Loss per share:
Basic and diluted	$(0.06)	$(0.02)	$(0.13)	$(0.05)
Weighted-average common shares outstanding:
Basic and diluted	240,382	231,298	237,752	230,922

See accompanying Notes to the Condensed Consolidated Statements.

B

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders Equity (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	232,557	$233	$250,428	$(223,425)	$27,236
Net loss	—	—	—	(15,788)	(15,788)
Issuance of common stock, net	4,920	5	10,537	—	10,542
Exercise of stock options	381	—	264	—	264
Stock-based compensation	—	—	1,077	—	1,077
Restricted stock units vested and distributed	712	1	(1)	—	—
Balance, April 1, 2023	238,570	239	262,305	(239,213)	23,331
Net loss	—	—	—	(14,028)	(14,028)
Issuance of common stock, net	2,422	2	11,008	—	11,010
Exercise of stock options	129	—	140	—	140
Stock-based compensation	—	—	1,196	—	1,196
Restricted stock units vested and distributed	186	—	—	—	—
Balance, July 1, 2023	241,307	$241	$274,649	$(253,241)	$21,649

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	230,113	$231	$243,866	$(190,055)	$54,042
Net loss	—	—	—	(5,872)	(5,872)
Issuance of common stock, net	303	—	1,767	—	1,767
Exercise of stock options	197	—	138	—	138
Stock-based compensation	—	—	682	—	682
Restricted stock units vested and distributed	533	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(117)	—	(591)	—	(591)
Balance, April 2, 2022	231,029	232	245,861	(195,927)	50,166
Net loss	—	—	—	(4,952)	(4,952)
Issuance of common stock, net	354	—	1,973	—	1,973
Exercise of stock options	72	—	47	—	47
Stock-based compensation	—	—	790	—	790
Restricted stock units vested and distributed	50	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(17)	—	(108)	—	(108)
Balance, July 2, 2022	231,488	$232	$248,563	$(200,879)	$47,916

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	July 1,	July 2,
	2023	2022
Cash flows from operating activities:
Net loss	$(29,816)	$(10,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195	157
Non-cash lease expense	315	314
Stock-based compensation	2,273	1,472
Changes in operating assets and liabilities:
Accounts receivable	6,772	399
Inventories	733	(6,187)
Prepaid expenses and other assets	325	83
Accounts payable	(7,435)	12,422
Accrued payroll and related liabilities	(271)	122
Accrued expenses and other liabilities	(1,876)	609
Net cash used in operating activities	(28,785)	(1,433)
Cash flows from investing activities:
Acquisition of property and equipment	—	(326)
Net cash used in investing activities	—	(326)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(4,935)	1,019
Principal repayments under finance lease	(104)	(27)
Payments on notes payable	(295)	(373)
Proceeds from issuance of common stock, net	21,552	3,740
Proceeds from exercise of stock options	404	185
Payments for taxes related to net share settlement of equity awards	—	(699)
Net cash provided by financing activities	16,622	3,845
Net change in cash, cash equivalents and restricted cash	(12,163)	2,086
Cash, cash equivalents and restricted cash at beginning of period	43,611	58,479
Cash, cash equivalents and restricted cash at end of period	$31,448	$60,565

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$24,348	$40,465
Restricted cash	7,100	20,100
Cash, cash equivalents and restricted cash at end of period	$31,448	$60,565

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Netlist, Inc. and its wholly owned subsidiaries (collectively the “Company”, “Netlist”, “we”, “us”, or “our”) provides high-performance memory solutions to enterprise customers in diverse industries. Our products in various capacities and form factors and our line of custom and specialty memory products bring leading performance to customers in a variety of industries globally and cloud service providers. Netlist also licenses its intellectual property.

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

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to July 1, 2023 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	July 1,	December 31,
	2023	2022
Raw materials	$7,351	$8,223
Work in process	3	185
Finished goods	2,599	2,278
	$9,953	$10,686

Loss Per Share

The following table shows the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Numerator: Net loss	$(14,028)	$(4,952)	$(29,816)	$(10,824)
Denominator: Weighted-average basic shares outstanding - basic and diluted	240,382	231,298	237,752	230,922
Net loss per share - basic and diluted	$(0.06)	$(0.02)	$(0.13)	$(0.05)

The table below shows potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options using the treasury stock method and the shares vesting of issuable upon the restricted stock units (“RSUs”). These potential weighted average common share equivalents have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Weighted average common share equivalents	4,183	5,419	3,677	5,911

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Resales of third-party products	$8,589	$49,168	$15,498	$94,753
Sale of the Company's modular memory subsystems	1,437	6,190	3,549	10,805
Total net sales	$10,026	$55,358	$19,047	$105,558

Major Customers and Products

The Company’s net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Customer A	36%	32%	42%	42%
Customer B	*	23%	*	16%
Customer C	27%	*	14%	*

*	Less than 10% of net sales during the period.

As of July 1, 2023, four customers represented approximately 20%, 18%, 13% and 10% of aggregated gross accounts receivables, respectively. As of December 31, 2022, one customer represented approximately 69% of aggregate gross accounts receivables. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and six months ended July 1, 2023, resales of these products represented approximately 86% and 81% of net product sales, respectively. For the three and six months ended July 2, 2022, resales of these products represented approximately 89% and 90% of net product sales, respectively.

Note 4—Credit Agreement and Standby Letters of Credit

SVB Credit Agreement

On October 31, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a credit agreement, as the same may from time to time be amended, modified, supplemented or restated, (the “SVB Credit Agreement”), which provided for a revolving line of credit up to $10.0 million, as amended. The SVB Credit Agreement was most recently amended on April 29, 2022 to add 50% of eligible inventory to the previous borrowing base limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrued interest on advance at a per annum rate equal to the greater of 0.75% above the Wall Street Journal prime rate (“Prime Rate”).

The SVB Credit Agreement required letters of credit to be secured by cash, which were classified as restricted cash in the accompanying condensed consolidated balance sheets. As of December 31, 2022, (i) outstanding letters of credit were $18.6 million, (ii) outstanding borrowings were $4.9 million, and (iii) availability under the revolving line of credit was $0.

On the maturity date, April 28, 2023, the SVB Credit Agreement terminated in accordance with its terms. In connection with the termination of the SVB Credit Agreement, all outstanding obligations for principal, interest, and fees were paid in full and all liens securing such obligations were released.

Standby Letters of Credit

On May 15, 2023 and June 6, 2023, Citibank, N.A. issued on our behalf to third parties irrevocable letters of credit in the amount of $5.0 million and $2.0 million, respectively. The standby letters of credit are valid for a one-year term. As of July 1, 2023, the amount of outstanding letters of credit was approximately $7.0 million, and no amount has been drawn from the letters of credit. A standby letter of credit is a guarantee of payment issued by a bank on our behalf that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	July 1,	December 31,
	2023	2022
Notes payable	$152	$447
Less: amounts due within one year	(152)	(447)
Long-term debt	$—	$—

Insurance Policy Finance Agreement

As of July 1, 2023 and December 31, 2022, we had $0.2 million and $0.4 million, respectively, in short-term notes payable for the financing of insurance policies. On January 4, 2023, we entered into a short-term note payable for $0.4 million bearing interest at 7.2% to finance insurance policies. Principal and interest payments on this note began January 15, 2023 and are made evenly based on a straight line amortization over a 9-month period.

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$194	$198	$389	$396
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$169	$170	$338	$319
Operating cash flows from finance leases	3	2	6	3
Financing cash flows from finance leases	52	21	104	27
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$33	$—	$588
Finance leases	$—	$372	$—	$372
Lease modification to increase operating lease assets	$187	$204	$187	$204

For the three and six months ended July 1, 2023 and July 2, 2022, finance lease costs were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	July 1,	December 31,
	2023	2022
Operating Leases
Operating lease right-of-use assets	$1,915	$2,043
Accrued expenses and other current liabilities	$636	$451
Operating lease liabilities	1,483	1,744
Total operating lease liabilities	$2,119	$2,195

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(170)	(121)
Property and equipment, net	$318	$367
Accrued expenses and other current liabilities	$194	$211
Other liabilities	9	96
Total finance lease liabilities	$203	$307

The following table includes supplemental information:

	July 1,	December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	3.3	3.9
Finance leases	1.0	1.5

Weighted Average Discount Rate
Operating leases	5.8%	5.5%
Finance leases	4.4%	4.4%

Maturities of lease liabilities as of July 1, 2023, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2023 (remainder of the year)	$346	$110
2024	702	91
2025	624	5
2026	639	2
2027	23	—
Total lease payments	2,334	208
Less: imputed interest	(215)	(5)
Total	$2,119	$203

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

Litigation and Patent Reexaminations

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. We own numerous patents and continue to seek to grow and strengthen our patent portfolio, which covers various aspects of our innovations and includes various claim scopes. We plan to pursue avenues to monetize our intellectual property portfolio, in which we would generate revenue by selling or licensing our technology, and we intend to vigorously enforce our patent rights against alleged infringers of such rights. We dedicate substantial resources to protecting and enforcing our intellectual property rights, including with patent infringement proceedings we file against third parties and defense of our patents against challenges made by way of reexamination and review proceedings at the U.S. Patent and Trademark Office (“USPTO”) and Patent Trial and Appeal Board (“PTAB” or the “Board”). We expect these activities to continue for the foreseeable future, with no guarantee that any ongoing or future patent protection or litigation activities will be successful, or that we will be able to monetize our intellectual property portfolio.

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

Google Litigations

On December 4, 2009, Netlist filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “NDCA”), seeking damages and injunctive relief based on Google’s alleged infringement of our U.S. Patent No. 7,619,912 (the “‘912 Patent”). The current judge assigned to the case, Hon. Chief Judge Seeborg, entered an order via stipulation on October 17, 2022 staying the NDCA Google case until the resolution of a pending case filed by Netlist, Inc. against Samsung Electronics Co., Ltd. in the United States District Court for the Eastern District of Texas (“EDTX”) (Netlist, Inc. v. Samsung Elecs. Co., Ltd. et al., Case No. 2:22-cv-00293-JRG).

On July 26, 2022, Netlist filed patent infringement claims against Google Cloud EMEA Limited, Google Germany GmbH, Redtec Computing GmbH, and Google, seeking damages based on those defendants’ infringement of European Patents EP 2,454,735 (“EP735”) and EP 3,404,660 (“EP660”), which both generally relate to load reduced dual in line memory modules (“LRDIMM”) technologies. As of the reporting date, Google has submitted its statements of defense. As of the reporting date, the date for oral hearings before the Dusseldorf Court is currently scheduled for November 9, 2023.

On October 15, 2021, Samsung initiated a declaratory judgement action against Netlist in the U.S. District Court for the District of Delaware (“DDE”) (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA). On September 12, 2022, Netlist amended its Counterclaims to include counterclaims against Google, LLC and Alphabet, Inc. On November 15, 2022, Google, LLC and Alphabet, Inc. responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to sever and stay the counterclaims. As of the reporting date, the Court has heard oral arguments for Google’s Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations. As of the reporting date, the case remains active and set for a claim construction hearing on October 20, 2023, and the Jury Trial is scheduled to begin on February 3, 2025.

Micron Litigations

On April 28, 2021, Netlist filed a complaint for patent infringement against Micron Technology, Inc. (“Micron”) in the U.S. District Court for the Western District of Texas, Waco Division (“WDTX”) (Case No. 6:21-cv00431 & Case No. 6:21-cv-00430). These proceedings are based on the alleged infringement by Micron’s LRDIMM and Micron’s non-volatile dual in line memory modules (“NVDIMM”) enterprise memory modules under four U.S. patents – U.S. Patent Nos. 10,489,314 (the “‘314 Patent”), 9,824,035 (the “‘035 Patent”), 10,268,608 (the “‘608 Patent”),

and 8,301,833 (the “‘833 Patent”). The case was assigned to Hon. Judge Lee Yeakel, and the parties completed briefing on their claim construction arguments. On May 11, 2022, Judge Yeakel entered a stay of the case pending the resolution of Micron’s requested Inter Partes Review (“IPR”) proceedings against the four patents asserted by Netlist in this case (the ‘833, ‘035, ‘608, and ‘314 Patents). On May 4, 2023, the case was reassigned to Docket II in the WDTX Austin Division, given Hon. Judge Yeakel’s retirement. As of the reporting date, the matter remains stayed pending the outcome of the related IPR proceedings and assigned to Docket II pending reassignment to an Article III Judge.

As noted above, Micron filed requests to bring IPR proceedings against Netlist’s ‘314, ‘035, ‘608, and ‘833 Patents. The PTAB has granted Micron’s request for the ‘035, ‘833, and ‘314 Patents, but denied its request for the ‘608 Patent. The PTAB further denied Micron’s request for rehearing on the ‘608 Patent’s institution denial. Oral arguments were presented for the ‘035 Patent IPR on April 19, 2023, with the PTAB entering a Final Written Decision finding claims 2, 6, and 22 of the ‘035 Patent patentable. As of the reporting date, the IPR trials under the ‘833 and ‘314 Patents are proceeding. Oral arguments for the ‘833 Patent occurred as scheduled on June 7, 2023. The ‘314 Patent IPRs are still set for a consolidated oral argument on August 15, 2023.

On March 31, 2022, Netlist filed patent infringement claims against Micron in Dusseldorf, Germany (“Micron Dusseldorf Action”), seeking damages based on their infringement of EP735 and EP660. On June 24, 2022, Netlist requested injunctive relief. Micron initiated a nullity proceeding against the asserted EP patents in this action, making Netlist’s response to the same as November 19, 2022. Primary briefing in the Micron Dusseldorf Action has concluded, while the German Federal Patent Court entered a preliminary opinion on EP735 and EP660 in a related invalidity proceedings that have been consolidated as of the reporting date. Currently, the Micron Dusseldorf Action is scheduled for oral hearings in April 2024.

On June 10, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX, Marshall Division (Case No. 2:22-cv-00203-JRG-RSP). These proceedings are based on the alleged infringement by Micron for the sale of its LRDIMMs, its memory modules utilizing on-board power management (“PMIC”), and its high bandwidth memory (“HBM”) components, under six U.S. Netlist patents: U.S. Patent Nos. 8,787,060 (the “‘060 Patent”), 9,318,160 (the “‘160 Patent), 10,860,506 (the “‘506 Patent”), 10,949,339 (the “‘339 Patent”), 11,016,918 (the “‘918 Patent”), and 11,232,054 (the “‘054 Patent”). The claim construction hearing took place before Hon. Magistrate Judge Roy Payne on July 26, 2023, and as of the reporting date, the Court has not entered an Order confirming the Claim Construction outcome. The Jury Trial is scheduled to begin on January 22, 2024.

On August 1, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX (Case No. 2:22-cv-00294) under the ‘912 Patent, for Micron’s alleged infringement by the sale of its LRDIMMs and RDIMMs. On August 15, 2022, Netlist filed its first amended complaint, further addressing Micron’s infringement of U.S. Patent Nos. 9,858,215 (the “‘215 Patent”) and 11,093,417 (the “‘417 Patent”). On October 21, 2022, Hon. Chief Judge Gilstrap ordered that this Micron action and a parallel action by Netlist against defendants Samsung Electronics Co. Ltd., Samsung Semiconductor Inc., and Samsung Electronics America Inc. (“Samsung”) on the same patents (Case No. 2:22-cv-00293-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that the Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in that case for all pretrial matters. As of the reporting date, the consolidated case stands ready to proceed with a claim construction hearing set for October 5, 2023 and trial beginning on April 15, 2024.

On November 18, 2022, Micron filed IPR requests contesting the validity of the ‘912, ‘339, and ‘506 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). As of the reporting date, Micron’s ‘912, ‘339, and ‘506 Patent IPRs have been joined with the corresponding Samsung IPR proceedings for the same respective patents. Oral hearings for the joined Samsung ‘339 and ‘506 Patents IPRs were held on July 19, 2023 and July 20, 2023, respectively. On June 30, 2023, the PTAB resumed the trial on the Samsung ‘912 Patent IPR (which included Micron’s claims via joinder) following USPTO Director Katherine Vidal’s sua sponte Director Review and scheduled the ‘912 Patent IPR for an oral hearing on January 31, 2024.

On January 6, 2023, Micron filed IPR requests contesting the validity of the ‘918 and ‘054 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). On June 23, 2023, the matters were joined with the corresponding Samsung IPRs on the same patents. As of the reporting date, the ‘918 and ‘054 Patent IPRs are scheduled for an oral hearing on September 11, 2023.

On May 8, 2023, Micron filed IPR requests contesting the validity of the ‘060 and ‘160 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). As of the reporting date, Netlist’s deadline to provide its preliminary response to each of these Micron IPRs is August 24, 2023.

Samsung Litigations

On May 28, 2020, Netlist filed a complaint against Samsung in the U.S. District Court for the Central District of California for Samsung’s breach of the parties’ Joint Development and License Agreement (“JDLA”). On July 22, 2020, Netlist amended its complaint to seek a declaratory judgment that it properly terminated the JDLA in light of Samsung’s material breaches. On October 14, 2021, the Court entered summary judgment in Netlist’s favor and confirmed Netlist properly terminated the JDLA as of July 15, 2020. On February 15, 2022, the Court entered a final judgment in favor of Netlist on each of its three claims and confirmed conclusively that the licenses granted by Netlist under the JDLA were terminated. On February 25, 2022, Samsung filed a Notice of Appeal, and the Federal Court of Appeals for the Ninth Circuit Court of Appeals issued a Time Schedule Order on February 28, 2022. On August 4, 2022, Netlist filed a cross-appeal seeking the Appeal Court’s reconsideration of the District Court’s finding that the fees Netlist paid to PwC were consequential damages, rather than recoverable general damages. On June 8, 2023, the Ninth Circuit Court of Appeals heard oral arguments from both parties on the matter following completion of all briefing. As of the reporting date, the Ninth Circuit Court of Appeals has not yet entered its Order on the matter.

On October 15, 2021, Samsung initiated a declaratory judgement action against Netlist in the DDE (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA), where it requested in relevant part that the DDE declare that Samsung does not infringe Netlist’s U.S. Patent Nos. 9,858,218 (the “‘218 Patent”), 10,217,523 (the “‘523 Patent”), 10,474,595 (the “‘595 Patent”), and the ‘506, ‘339, ‘912 and ‘918 Patents, while later seeking leave to add the ‘054 Patent (issued Jan. 25, 2022) to its action. On August 1, 2022, Hon. Judge Andrews dismissed all of Samsung’s counts related to Netlist’s ‘912, ‘506, ‘339, and ‘918 Patents, and denied Samsung’s request to bring its ‘054 claims in Delaware. On September 12, 2022, Netlist amended its Counterclaims to include counterclaims tying Google, LLC and Alphabet, Inc. (jointly “Google”) to the action. On November 15, 2022, Google responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to Sever and Stay the counterclaims. On May 22, 2023, the Court heard oral arguments on Google’s Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations. As of the reporting date, the Court has not entered an Order on Google’s motion, the Claim Construction hearing is still set for October 20, 2023, and the Jury Trial is still scheduled to begin on February 3, 2025.

On November 19, 2021, Samsung filed IPR requests contesting the validity of the ‘218, the ‘595, and the ‘523 Patents. Netlist filed its initial responses to Samsung’s IPR petitions on February 18, 2022, contesting the institution of any IPR on the grounds propounded. As of the reporting date, the PTAB issued a final written decision finding all of the claims of the ‘523 Patent valid and patentable, while finding all of the claims of the ‘218 and ‘595 Patents unpatentable.

On December 20, 2021, Netlist filed a complaint for patent infringement against Samsung in the EDTX (Case No. 2:21-cv-00463-JRG) under the ‘506, ‘339, and ‘918 Patents. On May 3, 2022, Netlist entered a First Amended Complaint pursuant to the Federal Rules of Civil Procedure (“FRCP”) Rule 15, adding claims for infringement under three additional patents: the ‘060, ‘160, and ‘054 Patents. Netlist brought claims under the ‘339, ‘918, ‘054, ‘060, and ‘160 Patents in its Jury Trial, which concluded on April 21, 2023, with the entry of the jury’s verdict into the public record. The jury unanimously found that Samsung willfully infringed Netlist’s ‘339, ‘918, ‘054, ‘060, and ‘160 Patents through the sale of their DDR4 LRDIMMs, DDR5 DIMMs, and HBMs, and that none of the patent claims asserted at trial were invalid. The jury awarded Netlist, Inc. a total of $303 million for Samsung’s infringement. On May 30, 2023, Hon. Chief Judge Gilstrap conducted a bench trial to assess the merits of Samsung’s affirmative defenses excusing its infringement of only the ‘339, ‘918, and ‘054 Patents. As of the reporting date, the Court has not yet entered an Order regarding the outcome the May Bench Trial, or a Judgement contemplating both the Jury and Bench Trial.

On February 17, 2022, Samsung filed an IPR request contesting the validity of only claim 16 within the ‘912 Patent. Samsung then filed two additional IPR requests contesting the validity of the ‘506 and ‘339 Patents. Netlist filed its Patent Owner’s Preliminary Response for the ‘912 and ‘339 Patent IPRs on July 21, 2022, and for the ‘506 Patent IPR on July 28, 2022. On January 19, 2023, the PTAB instituted IPR trials on both the ‘912 and ‘339 Patents. The following day, the PTAB instituted an IPR trial on the ‘506 Patent. On October 19, 2022, the PTAB instituted IPR trials on the ‘912 and ‘339 Patents, while two days later it instituted an IPR trial on the ’506 Patent. On January 5, 2023, USPTO Director Katherine K. Vidal entered an Order in the ‘912 Patent proceeding mandating a sua sponte Director review of the Board’s decision granting institution of the ‘912 Patent, and staying the underlying proceedings in lieu of a supplemental briefing schedule set by the Director herself. On February 3, 2023, Director Vidal entered a decision requiring the assigned Board to reevaluate Netlist’s request for discovery on the admitted relationship between Samsung and Google and reassess whether Google is a “Real Party in Interest.” On June 30, 2023, the Board resumed the trial on the Samsung ‘912 Patent IPR, which now also includes Micron’s claims via joinder (see above), and scheduled the ‘912 Patent IPR for further substantive briefing and an oral hearing on January 31, 2024. Oral arguments for the joined Samsung ‘339 and ‘506 Patent IPRs were heard on July 19, 2023 and July 20, 2023, respectively. As of the reporting date, the Board has not issued a final written decision regarding Samsung’s IPRs of the ‘339 and ‘506 Patents.

On May 17, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘918 and ‘054 Patents. On December 6, 2022, the Board instituted an IPR trial for the ‘054 Patent, and then instituted an IPR trial for the ‘918 Patent the next day. As of the reporting date, Micron has joined these Samsung IPRs on the ‘918 and ‘054 Patents, and oral arguments are set to be heard on September 11, 2023.

On June 3, 2022, Netlist filed patent infringement lawsuits against Samsung in Dusseldorf, Germany, seeking damages for Samsung’s infringement of Netlist’s Patents EP735 and EP660. As of the reporting date, the infringement matters are set for an Oral Hearing in the Dusseldorf Court on September 5, 2023.

On August 1, 2022, Netlist filed a complaint for patent infringement against Samsung in the EDTX (Case No. 2:22-cv-00293) under the ‘912 Patent, which relates generally to technologies to implement rank multiplication. On August 15, 2022, Netlist filed its first amended complaint here, further addressing Samsung’s infringement of the ‘215 and ‘417 Patents. On October 21, 2022, Hon. Chief Judge Gilstrap ordered that this action and a parallel action by Netlist against Micron on the same patents (22-cv-00294-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that this Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in therefore all pretrial matters. As of the reporting date, the consolidated case stands ready to proceed with a claim construction hearing set for October 5, 2023 and trial beginning on April 15, 2024.

On August 26, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘060 and ‘160 Patents. On January 19, 2023, Netlist filed its Patent Owner Preliminary Responses in those proceedings. As of the reporting date, the Board instituted trials for both IPRs, set substantive briefing deadlines, and ultimately the date for oral argument on January 11, 2024.

On January 10, 2023, Samsung filed two IPR petitions contesting the validity of the ‘215 and ‘417 Patents. The Board accorded these IPRs a filing date of January 10, 2023 and Netlist filed its Patent Owner Preliminary Responses by the May 9, 2023 deadline. As of the reporting date, the Board has not yet entered an institution decision on either of Samsung’s IPR petitions here.

On April 27, 2023, Samsung filed an IPR petition contesting the validity of the ‘608 Patent. The Board accorded Samsung’s IPR petition a filing date on June 14, 2023. As of the reporting date, Netlist’s deadline to submit its preliminary response to the petition is September 14, 2023.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of July 1, 2023 or December 31, 2022.

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

During 2022, Lincoln Park purchased an aggregate of 1,050,000 shares of our common stock for a net purchase price of $4.4 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 8,502 shares of our common stock as additional commitment shares in noncash transactions. During the six months ended July 1, 2023, Lincoln Park purchased an aggregate of 7,300,000 shares of our common stock for a net purchase price of $21.6 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 41,500 shares of our common stock as additional commitment shares in noncash transactions.

Subsequently, from July 2, 2023 through August 3, 2023, Lincoln Park purchased an aggregate of 160,000 shares of our common stock for a net purchase price of $0.5 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 947 shares of our common stock as additional commitment shares in noncash transactions.

Note 9—Stock-Based Awards

As of July 1, 2023, the Company had 113,836 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the six months ended July 1, 2023:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 31, 2022	4,866	$0.93
Granted	—	—
Exercised	(510)	0.80
Expired or forfeited	(147)	2.22
Outstanding as of July 1, 2023	4,209	$0.90

Restricted Stock Units

The following table summarizes the activity related to RSUs during the six months ended July 1, 2023:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 31, 2022	3,442	$3.36
Granted	1,579	3.36
Vested	(898)	2.38
Forfeited	(180)	3.89
Balance nonvested as of July 1, 2023	3,943	$3.55

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Cost of sales	$53	$16	$71	$19
Research and development	186	215	460	391
Selling, general and administrative	957	559	1,742	1,062
Total	$1,196	$790	$2,273	$1,472

As of July 1, 2023, the Company had approximately $11.3 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.9 years.

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

Forward-looking statements contained in this MD&A include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to collect any damages awarded to us under an EDTX Court Judgment following the jury verdict entered in our favor and against Samsung;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness, maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

The following MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as our 2022 Annual Report. All information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “Netlist,” “we,” “us,” or “our” as used herein refers collectively to Netlist, Inc. and its consolidated subsidiaries, unless otherwise stated.

Overview

Netlist provides high-performance memory solutions to enterprise customers in diverse industries. Our products in various capacities and form factors and our line of custom and specialty memory products bring leading performance to customers in a variety of industries globally and cloud service providers. Netlist also licenses its intellectual property.

During the second quarter of 2023, we recorded net sales of $10.0 million, gross profit of $0.2 million and net loss of $14.0 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility. See “Recent Developments” and “Liquidity and Capital Resources” below for more information.

Recent Developments

Jury Verdict Against Samsung

On April 21, 2023, an EDTX jury awarded Netlist $303 million in compensatory damages against Samsung for its willful infringement of five Netlist Patents. The verdict resulted from a jury trial that lasted six Court days and involved the following Netlist patents: U.S. Patent Nos. 10,949,339, 11,016,918, 11,232,054, 8,787,060, and 9,318,160. The products found to infringe these patents were Samsung’s DDR4 LRDIMMs, DDR5 UDIMMs, DDR5 SODIMMs, DDR5 RDIMMs, and Samsung’s HBM2, HBM2E, and HBM3 components. As of the reporting date, Hon. Chief Judge Gilstrap has not yet entered his Final Judgment.

Termination of SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provided for a revolving line of credit of up to $10.0 million, as amended. The SVB Credit Agreement was most recently amended on April 29, 2022 to add 50% of eligible inventory to the previous borrowing base limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrued interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate.

On the maturity date, April 28, 2023, the SVB Credit Agreement terminated in accordance with its terms. In connection with the termination of the SVB Credit Agreement, all outstanding obligations for principal, interest, and fees were paid in full and all liens securing such obligations were released.

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

During the six months ended July 1, 2023, Lincoln Park purchased an aggregate of 7,300,000 shares of our common stock for a net purchase price of $21.6 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 41,500 shares of our common stock as additional commitment shares in noncash transactions.

Subsequently, from July 2, 2023 through August 3, 2023, Lincoln Park purchased an aggregate of 160,000 shares of our common stock for a net purchase price of $0.5 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 947 shares of our common stock as additional commitment shares in noncash transactions.

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

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three and six months ended July 1, 2023 and July 2, 2022 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1,	July 2,		%	July 1,	July 2,		%
	2023	2022	Change	Change	2023	2022	Change	Change
Net sales	$10,026	$55,358	(45,332)	(82%)	$19,047	$105,558	(86,511)	(82%)
Cost of sales	9,787	50,610	(40,823)	(81%)	18,248	97,447	(79,199)	(81%)
Gross profit	$239	$4,748	$(4,509)	(95%)	$799	$8,111	$(7,312)	(90%)
Gross margin percentage	2%	9%	(7%)		4%	8%	(4%)

Net Sales

Net sales include resales of certain components, modules, and other products, which include dual in-line memory modules (“DIMMs”) and solid-state drives (“SSDs”). Net sales also include sales of Netlist’s own products.

Net sales decreased by approximately $45.3 million during the second quarter of 2023 compared to the same period of 2022, primarily as a result of a $33.4 million decrease in the sale of registered DIMM (“RDIMM”) and discrete memory component products, a $3.8 million decrease in sales of Netlist’s flash and SSD products, and an $8.1 million decrease in sales of low-profile memory subsystem products.

Net sales decreased by approximately $86.5 million during the first six months of 2023 compared to the same period of 2022, primarily as a result of a $63.3 million decrease in the sale of RDIMM and discrete memory component products, a $5.6 million decrease in sales of Netlist’s flash and SSD products, and a $17.6 million decrease in sales of low-profile memory subsystem products.

Gross Profit and Gross Margin

Product gross profit and product gross margin percentage decreased during the second quarter and first six months of 2023 compared to the same periods of 2022, primarily as a result of lower sales across all product groups and a softer pricing environment.

Operating Expenses

Operating expenses for the three and six months ended July 1, 2023 and July 2, 2022, were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1,	July 2,		%	July 1,	July 2,		%
	2023	2022	Change	Change	2023	2022	Change	Change
Research and development	$2,255	$2,672	$(417)	(16%)	$4,556	$5,129	$(573)	(11%)
Percentage of net sales	22%	5%			24%	5%
Intellectual property legal fees	$8,947	$3,313	5,634	170%	$20,017	$6,139	13,878	226%
Percentage of net sales	89%	6%			105%	6%
Selling, general and administrative	$3,325	$3,724	(399)	(11%)	$6,355	$7,662	(1,307)	(17%)
Percentage of net sales	33%	7%			33%	7%

Research and Development

Research and development expenses decreased during the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to a decrease in employee headcount and related overhead.

Intellectual Property Legal Fees

Intellectual property legal fees consist of fees incurred for patent drafting and prosecution, opposition to third-party post-grant patent proceedings, and patent enforcement and licensing. Although we expect intellectual property legal fees to generally increase over time as we continue to expand, protect and enforce our patent portfolio, these increases may not be linear but may occur in lump sums depending on the due dates of filings and their associated fees, and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report for further discussion.

Intellectual property legal fees increased during the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to higher legal expenses incurred to protect and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses decreased during the second quarter and first six months of 2023 compared to the same periods of 2022 due primarily to a decrease in employee headcount and overhead and outside services.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended July 1, 2023 and July 2, 2022 was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1,	July 2,		%	July 1,	July 2,		%
	2023	2022	Change	Change	2023	2022	Change	Change
Interest income, net	$277	$15	$262		$333	$4	$329
Other expense, net	(16)	(6)	(10)		(19)	(8)	(11)
Total other income (expense), net	$261	$9	$252	(2,800%)	$314	$(4)	$318	7950%

Interest income, net increased during the second quarter and first six months of 2023 compared to the same periods of 2022, primarily as a result of higher interest rate earned on cash balances. During the second quarter and first six months of 2023, other expense was consistent compared with the same periods of 2022.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and receipts from revenues. In addition, we have received proceeds from our entry into a Strategic Product Supply and License Agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”), on April 5, 2021 (the “Strategic Agreement”), which we use to support our operations.

The following tables present selected financial information as of July 1, 2023 and December 31, 2022 and for the first six months of 2023 and 2022 (in thousands):

	July 1,	December 31,
	2023	2022
Cash, cash equivalents and restricted cash	$31,448	$43,611
Long-term debt due within one year	152	447
Working capital	19,921	25,774

	Six Months Ended
	July 1,	July 2,
	2023	2022
Net cash used in operating activities	$(28,785)	$(1,433)
Net cash used in investing activities	-	(326)
Net cash provided by financing activities	16,622	3,845

During the six months ended July 1, 2023, net cash used in operating activities was primarily a result of net loss of $29.8 million, non-cash adjustments to net loss of $2.8 million, and net cash outflows from changes in operating assets and liabilities of $1.8 million due to a decrease in accounts payable and a decrease in accrued expenses and other liabilities, partially offset by a decrease in accounts receivable due to a decrease in inventories. Net cash provided by financing activities during the six months ended July 1, 2023 primarily consisted of $21.6 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, $0.4 million in proceeds from exercise of stock options, offset by $4.9 million in net repayments under the SVB Credit Agreement, and $0.3 million in payments of notes payable to finance insurance policies.

During the six months ended July 2, 2022, net cash used in operating activities was primarily a result of net loss of $10.8 million, non-cash adjustments to net loss of $1.9 million, and net cash inflows from changes in operating assets and liabilities of $7.4 million driven predominantly by an increase in accounts payable due to higher inventory purchases to support an increase in sales and legal fees to defend our patent portfolio, and a decrease in accounts receivable, partially offset by an increase in inventories. Net cash provided by financing activities during the six months ended July

2, 2022 primarily consisted of $1.0 million in net borrowings under the SVB Credit Agreement, $3.7 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, $0.2 million in proceeds from exercise of stock options, offset by $0.4 million in payments of note payable to finance insurance policies and $0.7 million in payments for taxes related to net share settlement of equity awards.

Capital Resources

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the September 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75.0 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. As of July 1, 2023, $38.1 million remains available under the September 2021 Purchase Agreement with Lincoln Park.

SVB Credit Agreement

On October 31, 2009, we entered into the SVB Credit Agreement, which provided for a revolving line of credit of up to $10.0 million, as amended. The SVB Credit Agreement was most recently amended on April 29, 2022 to add 50% of eligible inventory to the previous borrowing base limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrued interest on advance at a per annum rate equal to the greater of 0.75% above the Prime Rate.

On the maturity date, April 28, 2023, the SVB Credit Agreement terminated in accordance with its terms. In connection with the termination of the SVB Credit Agreement, all outstanding obligations for principal, interest, and fees were paid in full and all liens securing such obligations were released.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with cash receipts from revenues, the equity financing available under the September 2021 Purchase Agreement, funds raised through other future equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of July 1, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to Our Business, Operations and Industry

●	Significant increases in worldwide supply of semiconductor memory and storage could lead to declines in demand and average selling prices for our products, which could materially and adversely affect our business, results of operations, or financial condition;
●	We have historically incurred losses and may continue to incur losses;
●	We maintain our cash at financial institutions, often in balances that exceed federally insured limits;
●	We may not be able to collect the damages awarded to us in our litigation with Samsung, which could have an adverse impact on our business, financial condition and operating results;
●	The vast majority of our net product sales in recent periods have been generated from resales of products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our Compute Express Link (“CXL”) products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross margin;
●	Our manufacturing operations involve significant risks;
●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;

●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters, cyber-attacks or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition;
●	Increased prices and inflation could negatively impact our margin performance and our financial results; and
●	Geopolitical risks associated with Russia’s invasion of Ukraine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

Risks Related to Laws and Regulations

●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Section 404”), that place significant demands on our resources, and the transition to the higher reporting and control standards that applies to us as a “large accelerated filer” may cause management distraction and increased costs.

Risks Related to Intellectual Property and Litigation

●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results; and
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us.

Risks Related to Capitalization and Financial Markets

●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	We expect to incur additional indebtedness to support the growth of our business and to facilitate effective working capital. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;

●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As a sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

The vast majority of our net product sales in recent periods have been generated from resales of products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance.

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

We may experience supply shortages at any time and for a variety of reasons, including, among others, spikes in customer demand that cannot be satisfied, any problems that arise with SK hynix’s manufacturing operations or facilities that cause disruptions or delays, or any failure to comply with the terms of the agreements regarding the supply of these products. If we choose, or if we are forced, to seek to supply the component products we resell from other suppliers, we may not be able to identify other suppliers that are available and able to produce the particular components with the specific product specifications and in the quantities our customers require, or we may not be able to make arrangements with any other suppliers in a timely manner to avoid delays in satisfying customer orders. Further, even if we are able to make arrangements with other suppliers for sufficient component products to replace any undersupply from SK hynix, we may not be able to make these arrangements on financial and other terms comparable to those we have negotiated with SK hynix. As a result, any inability to obtain sufficient component products from SK hynix could increase our cost of sales for component product resales if we are forced to pay higher prices to obtain the products from other suppliers. Moreover, all of our supply arrangements for these component products and any arrangements we may establish with other suppliers, are subject to the other supply and manufacturing risks discussed elsewhere in these risk factors.

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

We have historically derived revenues from sales of our high-performance memory products to original equipment manufacturers (“OEM”) in the server, high-performance computing and communications markets. Although we expect these memory products to continue to account for a portion of our revenues, we have experienced declines in sales of these products in recent periods, and these declines could continue or intensify in the future. We believe market acceptance of these products or derivative products that incorporate our technology is critical to our success, and any continued decline in sales of these products could have a material adverse impact on our performance and long-term prospects.

We have invested significant research and development time and capital in the design of application-specific integrated circuits (“ASIC”) and hybrid devices, including our CXL technology-based memory expansion controller. These products are subject to significant risks, including:

●	we are dependent on a limited number of suppliers for the non-volatile memory, volatile memory, ASICs, and other components that are essential to the functionality of these products, and in the past, we have experienced supply chain disruptions and shortages of volatile and non-volatile memory components required to create these products as a result of issues that are specific to our suppliers or the industry as a whole;
●	CXL and some of our other next-generation products may require additional time including the services and attention of key employees who have competing demands on their available time and may require capital investment to bring the products to market;
●	our development and commercialization strategies for these products;
●	we are required to demonstrate the quality and reliability of our products to and qualify them with our customers before purchases are made, which requires investments of time and resources in significant and unpredictable amounts prior to the receipt of any revenues from these customers; and
●	our memory expansion controller products or other new products, such as CXL, may contain currently undiscovered flaws, the correction of which could result in increased costs and time to market.

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

Our ability to fulfill customer orders for or produce qualification samples of our products, as well as orders for the components and/or products we resell, is dependent on a sufficient supply of SSDs, field programmable gate arrays (“FPGAs”), ASICs, volatile memory components, and non-volatile memory components. Further, there are a relatively small number of suppliers of these components, and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, including SK hynix, from which we obtained a large portion of our products purchased for resale. We also use consumables and other components, including printed circuit boards (“PCBs”), to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

From time to time, shortages in SSDs, volatile memory components, and/or non-volatile memory components have required some suppliers to limit the supply of these components. In the past, we have experienced supply chain disruptions and shortages of SSDs, volatile memory components, and/or non-volatile memory components required to create certain of our memory subsystem products, and we have been forced to procure the component products we resell from other suppliers to the extent sufficient product is not available from SK hynix to meet customer demand or in the event of other SK hynix supply issues. We are continually working to secure adequate supplies of the components necessary to fill customers’ orders in a timely manner. If we are unable to obtain a sufficient supply of SSDs, volatile memory components, non-volatile memory components and/or other essential components, as a result of a natural disaster, political unrest military conflict, medical epidemics, climate change, economic instability, equipment failure or other cause, to avoid interruptions or failures in the delivery of our products as required by our customers or the delivery of these components to customers to whom we resell them directly, these customers may reduce future orders for these products or not purchase these products from us at all, which could cause our net product sales to decline and harm our operating results. In addition, our reputation could be harmed due to failures to meet our customers’ demands and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business and we may lose market share to our competitors. Further, if our suppliers are unable to produce qualification samples of our products on a timely basis or at all, we could experience delays in the qualification process with existing or prospective customers, which could have a significant impact on our ability to sell our products. Moreover, if we are not able to obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, we may not be able to develop or introduce new products, we may experience significant increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers, or we may be forced to cease our sales of products dependent on the components or resales of the components we sell to customers directly.

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

Our prospective customers generally test and evaluate our memory subsystems before purchasing our products and integrating them into their systems. This extensive qualification process involves rigorous reliability testing and evaluation of our products, which may continue for nine months or longer and is often subject to delays. In addition to qualification of specific products, some of our customers may also require us to undergo a technology qualification if our product designs incorporate innovative technologies that the customer may not have previously encountered. Such technology qualifications often take substantially longer than product qualifications and can take over a year to complete. Even after our products are qualified with existing or new customers, the customer may take several months to begin purchasing the product or may decide not to purchase the product at all, as qualification does not ensure product sales. As a result, we could receive no or limited revenues from a customer even after our investment of time and resources in the qualification process with this customer, which could adversely affect our operating results.

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

In order to develop and introduce new or enhanced products and technologies, we need to:

●	retain and continue to attract new engineers with expertise in memory subsystems and our other key technology competencies;
●	identify and adjust to the changing requirements and preferences of our existing and potential future customers and markets;
●	identify and adapt to emerging technological trends and evolving industry standards in our markets;
●	continue to develop and enhance our design tools, manufacturing processes and other technologies on which we rely to produce new products or product enhancements;
●	design and introduce cost-effective, innovative and performance-enhancing features that differentiate our products and technologies from those of our competitors;
●	secure licenses to enable us to use any technologies, processes or other rights needed for the manufacture or use of any new products or product enhancements we may develop, which licenses may not be available when needed, on acceptable terms or at all;
●	maintain or develop new relationships with suppliers of components required for any new or enhanced products and technologies;
●	qualify any new or enhanced products for use in our customers’ products; and
●	develop and maintain effective commercialization and marketing strategies.

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

Additionally, we could experience a prolonged disruption, material malfunction, interruption or other loss of operations at our manufacturing facility for any number of reasons, including the occurrence of a contagious disease or illness, or cyber-attacks, or catastrophic weather events, or we may need to add manufacturing capacity to satisfy any increased demand for our products. Under these circumstances, we may be forced to rely on third parties for our manufacturing needs, which could increase our manufacturing costs, decrease our gross margin, decrease our control over manufacturing processes, limit our ability to satisfy customer requirements and demand and delay new product development until we could secure a relationship with a third-party manufacturer, which we may not be able to do in a timely manner, on acceptable terms or at all. If any of these risks occur, our operations, performance and customer relationships could be severely harmed.

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

Components that are used in our products, as well as all of the component products we resell, are designed and manufactured by third parties. In addition, some of our memory subsystem products rely on significantly customized components. The ability and willingness of third parties to enter into these engagements with us and perform in accordance with these engagements is largely outside our control. If one or more of our design or manufacturing partners experiences a manufacturing disruption for any number of factors including labor disruptions, catastrophic weather events and the occurrence of a contagious disease or illness, fails to dedicate adequate resources to the production of the components we use in our products or the components we resell, experiences financial instability or otherwise fails to perform its obligations to us in a timely manner or at satisfactory quality levels, our ability to bring products to market or deliver products to our customers, as well as our reputation, could suffer and our business and prospects could be materially harmed. In the event of any failure by our component manufacturers, we may have no readily available alternative source of supply for these components, since, in our experience, the lead time needed to establish a relationship with a new design or manufacturing partner is substantial, and the time for our OEM customers to re-qualify our products with components from a new vendor is also significant. Additionally, even if an alternative manufacturer is available, we may not be able to engage the manufacturer on acceptable terms, which could result in increased costs, timing requirements or other adverse changes. Further, we may not be able to redesign the customized components used in our products to be manufactured by a new manufacturer, in which case we could infringe on the intellectual property of our current design or manufacturing partner when we manufacture the products with a new design or manufacturing partner. Such an occurrence could force us to stop selling certain of our products or could expose us to lawsuits, license payments or other liabilities.

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

The uncertain nature, scope, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyber-attacks and other actions taken in response to such hostilities on the world economy and markets, have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, military conflicts, geopolitical developments, war or terrorism, including the ongoing conflict in Ukraine, regional or global pandemics, and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand and could adversely affect our business, financial condition, and results of operations.

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

Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations, as we are operating in business and regulatory environments in which we have limited experience and that may impose materially different requirements. Further, the geographic distance from our headquarters in Irvine, California, compounds the difficulties of maintaining a manufacturing operation in the PRC. For instance, we may not be able to maintain the desired amount of control over production capacity and timing, inventory levels, product quality, delivery schedules, manufacturing yields or costs. Moreover, we will need to continue to overcome language and cultural barriers to effectively conduct these international operations. Failures in any of these areas could result in legal consequences or production delays and increased turnaround times, which could adversely affect our business. In addition, changes to the labor or other laws of the PRC or the economic and political conditions in the PRC, including increased industrialization in recent years, natural disasters, public health crises, including the occurrence of a contagious disease or illness, and other catastrophic events, could increase the costs of employing a local workforce or conducting our manufacturing operations in the PRC. Any of these factors could negatively impact any cost savings we experience from locating our manufacturing facility in the PRC. Additionally, our management has limited experience creating or overseeing foreign operations generally, and the ongoing administration and operation of our PRC facility may require substantial amounts of time and attention by our management team, particularly if we encounter operational, legal or cultural difficulties or disruptions at our PRC facility.

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

We dedicate substantial resources to developing technology innovations we believe are critical to our business. We intend to pursue monetization avenues for our intellectual property portfolio, potentially including licensing, royalty or other revenue-producing arrangements. However, other than monies received from SK hynix, we have not generated any such revenue stream from our intellectual property to date, and we may never be successful in achieving this objective.

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

We maintain a system of controls over our intellectual property, including U.S. and foreign patents, trademarks, copyrights, trade secrets, licensing arrangements, confidentiality procedures, non-disclosure agreements with employees, consultants, and vendors, and a general system of internal controls. Despite our system of controls over our intellectual property, it may be possible for our current or future competitors to obtain, copy, use, or disclose, illegally or otherwise, our product and process technology or other proprietary information. The laws of some foreign countries may not protect our intellectual property to the same degree as U.S. laws, and our confidentiality, non-disclosure, and non-compete agreements may be unenforceable or difficult and costly to enforce in foreign countries.

Additionally, our ability to maintain and develop intellectual property is dependent upon our ability to attract, develop, and retain highly skilled employees. If our competitors or future entrants into our industry are successful in hiring our employees, they may directly benefit from the knowledge these employees gained while they were under our employment, and this may also negatively impact our ability to maintain and develop intellectual property.

If we are not successful in monetizing our intellectual property portfolio, protecting our intellectual property, or retaining key employees, we may never recoup our investments of time, capital and other resources in the development, maintenance, defense and enforcement of this portfolio, which could materially harm our financial condition and prospects.

We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others.

As is common in the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. We are currently involved in litigation and proceedings at the PTAB based on alleged third-party infringement of our patents, and lawsuits claiming we are infringing others’ intellectual property rights also have been and may in the future be brought against us.

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

Moreover, our ability to continue to pursue this strategy depends on our ability to obtain and protect patents, which is governed by an uncertain process. In addition to the patent issuance process established by law and the procedures of the USPTO, we must also comply with administrative procedures of the Joint Electron Device Engineering Council (“JEDEC”) to protect our intellectual property within its industry standard-setting process. These procedures evolve over time, are subject to variability in their application and may be inconsistent with each other. Any failure to comply with the USPTO’s or JEDEC’s administrative procedures could jeopardize our ability to pursue patent infringement claims.

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

As of July 1, 2023, there were 241,306,750 shares of our common stock outstanding. In addition, 4,209,164 shares of our common stock are subject to outstanding stock options and 3,943,380 shares of our common stock are subject to outstanding unvested restricted stock units. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Date:August 8, 2023	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)