Form 10-Q
period 2023-09-30
NETLIST INC
filed 2023-11-09
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, there were 253,535,779 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2023

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$43,226	$25,011
Restricted cash	7,350	18,600
Accounts receivable, net of allowances of $44 (2023) and $137 (2022)	4,544	8,242
Inventories	9,175	10,686
Prepaid expenses and other current assets	738	1,308
Total current assets	65,033	63,847
Property and equipment, net	846	1,138
Operating lease right-of-use assets	1,754	2,043
Other assets	549	295
Total assets	$68,182	$67,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$27,360	$28,468
Revolving line of credit	—	4,935
Accrued payroll and related liabilities	1,401	1,588
Accrued expenses and other current liabilities	1,777	2,635
Long-term debt due within one year	—	447
Total current liabilities	30,538	38,073
Operating lease liabilities	1,350	1,744
Other liabilities	211	270
Total liabilities	32,099	40,087
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 253,531 (2023) and 232,557 (2022) shares issued and outstanding	254	233
Additional paid-in capital	306,409	250,428
Accumulated deficit	(270,580)	(223,425)
Total stockholders' equity	36,083	27,236
Total liabilities and stockholders' equity	$68,182	$67,323

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net sales	$16,725	$34,424	$35,772	$139,982
Cost of sales	16,285	32,244	34,533	129,691
Gross profit	440	2,180	1,239	10,291
Operating expenses:
Research and development	2,268	2,550	6,824	7,679
Intellectual property legal fees	12,891	5,577	32,908	11,716
Selling, general and administrative	3,160	3,767	9,515	11,429
Total operating expenses	18,319	11,894	49,247	30,824
Operating loss	(17,879)	(9,714)	(48,008)	(20,533)
Other income, net:
Interest income, net	507	34	840	38
Other income, net	33	82	14	74
Total other income, net	540	116	854	112
Loss before provision for income taxes	(17,339)	(9,598)	(47,154)	(20,421)
Provision for income taxes	—	—	1	1
Net loss	$(17,339)	$(9,598)	$(47,155)	$(20,422)

Loss per share:
Basic and diluted	$(0.07)	$(0.04)	$(0.20)	$(0.09)
Weighted-average common shares outstanding:
Basic and diluted	247,420	231,739	240,974	231,194

See accompanying Notes to the Condensed Consolidated Statements.

B

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders Equity (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	232,557	$233	$250,428	$(223,425)	$27,236
Net loss	—	—	—	(15,788)	(15,788)
Issuance of common stock, net	4,920	5	10,537	—	10,542
Exercise of stock options	381	—	264	—	264
Stock-based compensation	—	—	1,077	—	1,077
Restricted stock units vested and distributed	712	1	(1)	—	—
Balance, April 1, 2023	238,570	239	262,305	(239,213)	23,331
Net loss	—	—	—	(14,028)	(14,028)
Issuance of common stock, net	2,422	2	11,008	—	11,010
Exercise of stock options	129	—	140	—	140
Stock-based compensation	—	—	1,196	—	1,196
Restricted stock units vested and distributed	186	—	—	—	—
Balance, July 1, 2023	241,307	241	274,649	(253,241)	21,649
Net loss	—	—	—	(17,339)	(17,339)
Issuance of common stock, net	11,679	13	30,493	—	30,506
Exercise of stock options	151	—	122	—	122
Stock-based compensation	—	—	1,145	—	1,145
Restricted stock units vested and distributed	394	—	—	—	—
Balance, September 30, 2023	253,531	$254	$306,409	$(270,580)	$36,083

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

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,	October 1,
	2023	2022
Cash flows from operating activities:
Net loss	$(47,155)	$(20,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292	241
Non-cash lease expense	476	476
Stock-based compensation	3,418	2,364
Changes in operating assets and liabilities:
Accounts receivable	3,698	2,059
Inventories	1,511	(2,721)
Prepaid expenses and other assets	316	255
Accounts payable	(1,108)	(1,775)
Accrued payroll and related liabilities	(187)	406
Accrued expenses and other liabilities	(1,340)	1,422
Net cash used in operating activities	(40,079)	(17,695)
Cash flows from investing activities:
Acquisition of property and equipment	—	(396)
Net cash used in investing activities	—	(396)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(4,935)	1,000
Principal repayments under finance lease	(158)	(77)
Payments on notes payable	(447)	(561)
Proceeds from issuance of common stock, net	52,058	3,740
Proceeds from exercise of stock options	526	281
Payments for taxes related to net share settlement of equity awards	—	(1,329)
Net cash provided by financing activities	47,044	3,054
Net change in cash, cash equivalents and restricted cash	6,965	(15,037)
Cash, cash equivalents and restricted cash at beginning of period	43,611	58,479
Cash, cash equivalents and restricted cash at end of period	$50,576	$43,442

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$43,226	$23,342
Restricted cash	7,350	20,100
Cash, cash equivalents and restricted cash at end of period	$50,576	$43,442

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Description of Business

Netlist, Inc. and its wholly owned subsidiaries (collectively the “Company,” “Netlist,” “we,” “us,” or “our”) provides high-performance memory solutions to enterprise customers in diverse industries. Our products in various capacities and form factors and our line of custom and specialty memory products bring leading performance to customers in a variety of industries globally and cloud service providers. Netlist also licenses its intellectual property.

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

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to September 30, 2023 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Significant items subject to such estimates and assumptions made by management include, but not limited to, the determination of inventory reserves, allowance for doubtful accounts, and the discount rate used for lease obligation. Actual results may differ materially from those estimates.

Recently Adopted Accounting Guidance

Currently, there are no Accounting Standards Updates that the Company is required to adopt that are likely to have a material effect on its consolidated financial statements that have not been previously discussed in the Company's 2022 Annual Report.

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$6,563	$8,223
Work in process	16	185
Finished goods	2,596	2,278
	$9,175	$10,686

Loss Per Share

The following table shows the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Numerator: Net loss	$(17,339)	$(9,598)	$(47,155)	$(20,422)
Denominator: Weighted-average basic shares outstanding - basic and diluted	247,420	231,739	240,974	231,194
Net loss per share - basic and diluted	$(0.07)	$(0.04)	$(0.20)	$(0.09)

The table below shows potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method and the shares vesting of issuable upon the restricted stock units (“RSUs”). These potential weighted average common share equivalents have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Weighted average common share equivalents	2,860	4,323	3,377	5,451

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Resales of third-party products	$13,688	$25,717	$29,186	$120,470
Sale of the Company's modular memory subsystems	3,037	8,707	6,586	19,512
Total net sales	$16,725	$34,424	$35,772	$139,982

Major Customers and Products

The Company’s net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Customer A	19%	42%	31%	42%
Customer B	25%	15%	13%	16%
Customer C	*	17%	*	*

*	Less than 10% of net sales during the period.

As of September 30, 2023, two customers represented approximately 31% and 25% of aggregated gross accounts receivables, respectively. As of December 31, 2022, one customer represented approximately 69% of aggregate gross accounts receivables. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For both the three and nine months ended September 30, 2023, resales of these products represented approximately 82% of net product sales. For the three and nine months ended October 1, 2022, resales of these products represented approximately 75% and 86% of net product sales, respectively.

Note 4—Standby Letters of Credit

Standby Letters of Credit

On December 1, 2022, Silicon Valley Bank issued on our behalf to a third party an irrevocable letter of credit in the amount of $100,000. On May 15, 2023 and June 6, 2023, Citibank, N.A. issued on the Company’s behalf to third parties irrevocable letters of credit in the amount of $5.0 million and $2.0 million, respectively. The standby letters of credit are valid for a one-year term. As of September 30, 2023, the amount of outstanding letters of credit was approximately $7.1 million, and no amount has been drawn from the letters of credit. A standby letter of credit is a guarantee of payment issued by a bank on our behalf that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Notes payable	$—	$447
Less: amounts due within one year	—	(447)
Long-term debt	$—	$—

Insurance Policy Finance Agreement

As of December 31, 2022, we had $0.4 million in short-term notes payable for the financing of insurance policies. On January 4, 2023, we entered into a short-term note payable for $0.4 million bearing interest at 7.2% to finance insurance policies. Principal and interest payments on this note began January 15, 2023 and were made evenly based on a straight line amortization over a 9-month period with the final payment made on September 15, 2023. As a result, as of September 30, 2023, there was no outstanding balance for the financing of insurance policies.

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$192	$195	$581	$591
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$166	$167	$504	$486
Operating cash flows from finance leases	2	4	8	7
Financing cash flows from finance leases	54	50	158	77
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$588
Finance leases	$—	$—	$—	$372
Lease modification to increase operating lease assets	$—	$—	$187	$204

For the three and nine months ended September 30, 2023 and October 1, 2022, finance lease costs were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	September 30,	December 31,
	2023	2022
Operating Leases
Operating lease right-of-use assets	$1,754	$2,043
Accrued expenses and other current liabilities	$633	$451
Operating lease liabilities	1,350	1,744
Total operating lease liabilities	$1,983	$2,195

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(194)	(121)
Property and equipment, net	$294	$367
Accrued expenses and other current liabilities	$142	$211
Other liabilities	8	96
Total finance lease liabilities	$150	$307

The following table includes supplemental information:

	September 30,	December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	3.1	3.9
Finance leases	0.8	1.5

Weighted Average Discount Rate
Operating leases	5.7%	5.5%
Finance leases	4.4%	4.4%

Maturities of lease liabilities as of September 30, 2023, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2023 (remainder of the year)	$179	$55
2024	702	91
2025	624	5
2026	639	3
2027	23	—
Total lease payments	2,167	154
Less: imputed interest	(184)	(4)
Total	$1,983	$150

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

Google Litigations

On December 4, 2009, Netlist filed a patent infringement lawsuit against Google, Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “NDCA”), seeking damages and injunctive relief based on Google’s alleged infringement of our U.S. Patent No. 7,619,912 (the “‘912 Patent”). The current judge assigned to the case, Hon. Chief Judge Seeborg, entered an order via stipulation on October 17, 2022 staying the NDCA Google case until the resolution of a pending case filed by Netlist, Inc. against Samsung Electronics Co., Ltd., Samsung Semiconductor Inc., and Samsung Electronics America Inc. (collectively, “Samsung”) in the United States District Court for the Eastern District of Texas (“EDTX”) (Netlist, Inc. v. Samsung Elecs. Co., Ltd. et al., Case No. 2:22-cv-00293-JRG).

On July 26, 2022, Netlist filed patent infringement claims against Google Cloud EMEA Limited, Google Germany GmbH, Redtec Computing GmbH, and Google, seeking damages based on those defendants’ infringement of European Patents EP 2,454,735 (“EP735”) and EP 3,404,660 (“EP660”), which both generally relate to load reduced dual in line memory modules (“LRDIMM”) technologies. As of the reporting date, Google has submitted its statements of defense. As of the reporting date, the date for oral hearings before the Dusseldorf Court is currently scheduled for April 11, 2024.

On October 15, 2021, Samsung Electronics Co., Ltd. (“SEC”) and Samsung Semiconductor Inc. (“SSI”) initiated a declaratory judgement action against Netlist in the U.S. District Court for the District of Delaware (“DDE”) (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA). On September 12, 2022, Netlist amended its Counterclaims to include counterclaims against Google, LLC and Alphabet, Inc (together, “Google”). On November 15, 2022, Google responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to sever and stay the counterclaims. As of the reporting date, the Court heard oral arguments for Google’s Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations. On October 10, 2023, the DDE Court entered an order granting-in-part and denying-in-part SECL and SSI’s prior motion to stay the matter in light of pending IPRs and a Ninth Circuit appeal, in effect staying claims with respect to the ‘218 and ‘595 patents, while allowing claims under the ‘523 patent to proceed. On October 20, 2023, the Court held a claim construction hearing involving all parties. As part of the hearing, the Court also sought feedback from parties as to the issue of whether the matter should be stayed pending review of the Ninth Circuit’s recent unpublished decision on the underlying Central District of California action. As of the reporting date, the case remains set for Jury Trial to commence on February 3, 2025.

Micron Litigations

On April 28, 2021, Netlist filed a complaint for patent infringement against Micron Technology, Inc. (“Micron”) in the U.S. District Court for the Western District of Texas, Waco Division (“WDTX”) (Case No. 6:21-cv00431 & Case No. 6:21-cv-00430). These proceedings are based on the alleged infringement by Micron’s LRDIMM and Micron’s non-volatile dual in line memory modules (“NVDIMM”) enterprise memory modules under four U.S. patents – U.S. Patent Nos. 10,489,314 (the “‘314 Patent”), 9,824,035 (the “‘035 Patent”), 10,268,608 (the “‘608 Patent”), and 8,301,833 (the “‘833 Patent”). The case was assigned to Hon. Judge Lee Yeakel, and the parties completed briefing on their claim construction arguments. On May 11, 2022, Judge Yeakel entered a stay of the case pending the resolution of Micron’s requested Inter Partes Review (“IPR”) proceedings against the four patents asserted by Netlist in this case (the ‘833, ‘035, ‘608, and ‘314 Patents). On May 4, 2023, the case was reassigned to Docket II in the WDTX Austin Division, given Hon. Judge Yeakel’s retirement. As of the reporting date, the matter remains and assigned to Docket II pending reassignment to an Article III Judge.

As noted above, Micron filed requests to bring IPR proceedings against Netlist’s ‘314, ‘035, ‘608, and ‘833 Patents. The PTAB granted Micron’s request for the ‘035, ‘833, and ‘314 Patents, but denied its request for the ‘608 Patent. The PTAB further denied Micron’s request for rehearing on the ‘608 Patent’s institution denial. Oral arguments were presented for the ‘035 Patent IPR on April 19, 2023, with the PTAB finding claims 2 and 6 of the ‘035 Patent patentable. On August 28, 2023, the PTAB determined that all challenged claims of the ‘833 patent were unpatentable. On October 30, 2023, the PTAB determined that all challenged claims of the ‘314 patent were patentable.

On March 31, 2022, Netlist filed patent infringement claims against Micron in Dusseldorf, Germany (“Micron Dusseldorf Action”), seeking damages based on their infringement of EP735 and EP660. On June 24, 2022, Netlist requested injunctive relief. Micron initiated a nullity proceeding against the asserted EP patents in this action, making Netlist’s response to the same as November 19, 2022. Primary briefing in the Micron Dusseldorf Action has concluded, while the German Federal Patent Court entered a preliminary opinion on EP735 and EP660 in a related invalidity proceedings that have been consolidated as of the reporting date. As of the reporting date, the Micron Dusseldorf Action is scheduled for oral hearings April 11, 2024.

On June 10, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX, Marshall Division (Case No. 2:22-cv-00203-JRG-RSP). These proceedings are based on the alleged infringement by Micron for the sale of its LRDIMMs, its memory modules utilizing on-board power management (“PMIC”), and its high bandwidth memory (“HBM”) components, under six U.S. Netlist patents: U.S. Patent Nos. 8,787,060 (the “‘060 Patent”), 9,318,160 (the “‘160 Patent), 10,860,506 (the “‘506 Patent”), 10,949,339 (the “‘339 Patent”), 11,016,918 (the “‘918 Patent”), and 11,232,054 (the “‘054 Patent”). The claim construction hearing took place before Hon. Magistrate Judge Roy Payne on July 26, 2023, and on October 30, 3023 the Court entered an Order confirming the Claim Construction outcome. The Jury Trial is scheduled to begin on January 22, 2024.

On August 1, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX (Case No. 2:22-cv-00294) under the ‘912 Patent, for Micron’s alleged infringement by the sale of its LRDIMMs and RDIMMs. On August 15, 2022, Netlist filed its first amended complaint, further addressing Micron’s infringement of U.S. Patent Nos. 9,858,215 (the “‘215 Patent”) and 11,093,417 (the “‘417 Patent”). On October 21, 2022, Hon. Chief Judge Gilstrap ordered that this Micron action and a parallel action by Netlist against defendants Samsung on the same patents (Case No. 2:22-cv-00293-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that the Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in that case for all pretrial matters. The claim construction hearing was advanced and took place before Hon. Chief Judge Gilstrap on September 26, 2023. As of the reporting date, the Court has not yet entered an Order confirming the Claim Construction outcomes, but the consolidated case has a docket control order listing trial beginning on April 15, 2024.

On November 18, 2022, Micron filed IPR requests contesting the validity of the ‘912, ‘339, and ‘506 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). As of the reporting date, Micron’s ‘912, ‘339, and ‘506 Patent IPRs have been joined with the corresponding Samsung IPR proceedings for the same respective patents. Oral hearings for the joined Samsung ‘339 and ‘506 Patents IPRs were held on July 19, 2023 and July 20, 2023, respectively. On June 30, 2023, the PTAB resumed the trial on the Samsung ‘912 Patent IPR (which included Micron’s claims via joinder) following USPTO Director Katherine Vidal’s sua sponte Director Review and scheduled the ‘912 Patent IPR for an oral hearing on January 31, 2024. On October 17, 2023 and October 18, 2023, the PTAB issued final written decisions stating that all challenged claims of the ‘506 and ‘339 Patents were unpatentable, respectively.

On January 6, 2023, Micron filed IPR requests contesting the validity of the ‘918 and ‘054 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). On June 23, 2023, the matters were joined with the corresponding Samsung IPRs on the same patents. On September 5, 2023, oral hearings for the ‘918 and ‘054 Patent IPRs were held. The matters are set for final written decisions, which may issue on or before December 7, 2023.

On May 8, 2023, Micron filed IPR requests contesting the validity of the ‘060 and ‘160 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). On October 26, 2023, the PTAB instituted the Micron ‘060 and ‘160 Patent IPRs and joined them with the earlier-filed ‘060 and ‘160 IPRs.

Samsung Litigations

On May 28, 2020, Netlist filed a complaint against Samsung in the U.S. District Court for the Central District of California for Samsung’s breach of the parties’ Joint Development and License Agreement (“JDLA”). On July 22, 2020,

Netlist amended its complaint to seek a declaratory judgment that it properly terminated the JDLA in light of Samsung’s material breaches. On October 14, 2021, the Court entered summary judgment in Netlist’s favor and confirmed Netlist properly terminated the JDLA as of July 15, 2020. On February 15, 2022, the Court entered a final judgment in favor of Netlist on each of its three claims and confirmed that the licenses granted by Netlist under the JDLA were terminated. On February 25, 2022, Samsung filed a Notice of Appeal, and the Federal Court of Appeals for the Ninth Circuit Court of Appeals issued a Time Schedule Order on February 28, 2022. On August 4, 2022, Netlist filed a cross-appeal seeking the Appeal Court’s reconsideration of the District Court’s finding that the fees Netlist paid to PwC were consequential damages, rather than recoverable general damages. On June 8, 2023, the Ninth Circuit Court of Appeals heard oral arguments from both parties on the matter following completion of all briefing. On October 17, 2023, the Ninth Circuit panel issued an unpublished memorandum affirming-in-part and reversing-and-remanding-in-part the District Court’s rulings. On November 8, 2023, the Ninth Circuit issued a mandate to the California Central District Court.

On October 15, 2021, Samsung initiated a declaratory judgement action against Netlist in the DDE (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA), where it requested in relevant part that the DDE declare that Samsung does not infringe Netlist’s U.S. Patent Nos. 9,858,218 (the “‘218 Patent”), 10,217,523 (the “‘523 Patent”), 10,474,595 (the “‘595 Patent”), and the ‘506, ‘339, ‘912 and ‘918 Patents, while later seeking leave to add the ‘054 Patent (issued Jan. 25, 2022) to its action. On August 1, 2022, Hon. Judge Andrews dismissed all of Samsung’s counts related to Netlist’s ‘912, ‘506, ‘339, and ‘918 Patents, and denied Samsung’s request to bring its ‘054 claims in Delaware. On September 12, 2022, Netlist amended its Counterclaims to include counterclaims tying Google to the action. On November 15, 2022, Google responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to Sever and Stay the counterclaims. On May 22, 2023, the Court heard oral arguments on Google’s Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations. On October 10, 2023, the Court entered an order granting-in-part and denying-in-part Samsung’s prior motion to stay the matter in light of pending IPRs and a Ninth Circuit appeal, staying claims with respect to the ‘218 and ‘595 patents, while allowing claims under the ‘523 patent to proceed. As of the reporting date, the Court has not entered an Order on Google’s motion, but the Claim Construction hearing was held on October 20, 2023, and the Jury Trial is still scheduled to begin on February 3, 2025. Samsung has since filed another Motion to Stay given the recent Ninth Circuit decision. As of the reporting date, the parties are briefing the issues for the Court.

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

On December 20, 2021, Netlist filed a complaint for patent infringement against Samsung in the EDTX (Case No. 2:21-cv-00463-JRG) under the ‘506, ‘339, and ‘918 Patents. On May 3, 2022, Netlist entered a First Amended Complaint pursuant to the Federal Rules of Civil Procedure (“FRCP”) Rule 15, adding claims for infringement under three additional patents: the ‘060, ‘160, and ‘054 Patents. Netlist brought claims under the ‘339, ‘918, ‘054, ‘060, and ‘160 Patents in its Jury Trial, which concluded on April 21, 2023, with the entry of the jury’s verdict into the public record. The jury unanimously found that Samsung willfully infringed Netlist’s ‘339, ‘918, ‘054, ‘060, and ‘160 Patents through the sale of their DDR4 LRDIMMs, DDR5 DIMMs, and HBMs, and that none of the patent claims asserted at trial were invalid. The jury awarded Netlist, Inc. a total of approximately $303 million for Samsung’s infringement. On May 30, 2023, Hon. Chief Judge Gilstrap conducted a bench trial to assess the merits of Samsung’s affirmative defenses excusing its infringement of only the ‘339, ‘918, and ‘054 Patents. On August 11, 2023, Chief Judge Gilstrap issued a memorandum and Order denying Samsung’s requested relief and finding that the ‘918 and ‘054 patents were not unenforceable due to equitable estoppel, prosecution laches, or unclean hands, and that the ‘339 patent was not unenforceable due to unclean hands. The same day, the Court entered a Final Judgment against the Samsung Defendants for $303 million for Samsung’s willful infringement through the date of trial, but declined awarding enhanced damages. As of the reporting date, the parties have filed post-judgment motions., including a motion by Samsung to vacate the final judgment in light of the Ninth Circuit’s recent decision. The parties are briefing all of the post-judgment motions, and as of the reporting date the Court has not yet entered its final order.

On February 17, 2022, Samsung filed an IPR request contesting the validity of only claim 16 within the ‘912 Patent. Samsung then filed two additional IPR requests contesting the validity of the ‘506 and ‘339 Patents. Netlist filed its Patent Owner’s Preliminary Response for the ‘912 and ‘339 Patent IPRs on July 21, 2022, and for the ‘506 Patent IPR on July 28, 2022. On January 19, 2023, the PTAB instituted IPR trials on both the ‘912 and ‘339 Patents. The following day, the PTAB instituted an IPR trial on the ‘506 Patent. On October 19, 2022, the PTAB instituted IPR trials on the ‘912 and ‘339 Patents, while two days later it instituted an IPR trial on the ’506 Patent. On January 5, 2023, USPTO Director Katherine K. Vidal entered an Order in the ‘912 Patent proceeding mandating a sua sponte Director review of the Board’s decision granting institution of the ‘912 Patent, and staying the underlying proceedings in lieu of a supplemental briefing schedule set by the Director herself. On February 3, 2023, Director Vidal entered a decision requiring the assigned Board to reevaluate Netlist’s request for discovery on the admitted relationship between Samsung and Google and reassess whether Google is a “Real Party in Interest.” On June 30, 2023, the Board resumed the trial on the Samsung ‘912 Patent IPR, which now also includes Micron’s claims via joinder (see above), and scheduled the ‘912 Patent IPR for further substantive briefing and an oral hearing on January 31, 2024. On October 17, 2023 and October 18, 2023, the PTAB issued final written decisions stating that all challenged claims of the ‘506 and ‘339 Patents were unpatentable, respectively.

On May 17, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘918 and ‘054 Patents. On December 6, 2022, the Board instituted an IPR trial for the ‘054 Patent, and then instituted an IPR trial for the ‘918 Patent the next day. Micron has joined these Samsung IPRs on the ‘918 and ‘054 Patents, and oral arguments were heard on September 7, 2023. As of the reporting date, the Board has not issued a final written decision regarding Samsung’s IPR of either the ‘918 Patent or ‘054 Patent, which Micron has joined.

On June 3, 2022, Netlist filed patent infringement lawsuits against Samsung in Dusseldorf, Germany, seeking damages for Samsung’s infringement of Netlist’s Patents EP735 and EP660. An Oral Hearing was held in the Dusseldorf Court on September 5, 2023 to determine the question of infringement specifically. The Court confirmed at the hearing that an Order would issue either staying the matter until a decision was reached on validity by the German Federal Patent Court, or a dismissal of the case if there were no infringement. On September 25, 2023, the Dusseldorf Court entered a stay of the matter until the German Federal Patent Court renders a decision in the nullity actions currently pending for the EP735 Patent and EP660 Patent. As of the reporting date, the German Federal Patent Court’s oral hearing on the EP735 Patent is set for March 2024, while the hearing on the EP660 Patent is set for July 2024.

On August 1, 2022, Netlist filed a complaint for patent infringement against Samsung in the EDTX (Case No. 2:22-cv-00293) under the ‘912 Patent, which relates generally to technologies to implement rank multiplication. On August 15, 2022, Netlist filed its first amended complaint here, further addressing Samsung’s infringement of the ‘215 and ‘417 Patents. On October 21, 2022, Hon. Chief Judge Gilstrap ordered that this action and a parallel action by Netlist against Micron on the same patents (22-cv-00294-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that this Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in therefore all pretrial matters. The claim construction hearing was advanced and took place before Hon. Chief Judge Gilstrap on September 26, 2023. As of the reporting date, the Court has not yet entered an Order confirming the Claim Construction outcomes, and the consolidated case still has a docket control order listing trial beginning on April 15, 2024.

On August 26, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘060 and ‘160 Patents. On January 19, 2023, Netlist filed its Patent Owner Preliminary Responses in those proceedings. As of the reporting date, the Board instituted trials for both IPRs and set substantive briefing deadlines, including the date for oral argument on both IPRs as January 11, 2024.

On January 10, 2023, Samsung filed two IPR petitions contesting the validity of the ‘215 and ‘417 Patents. The Board accorded these IPRs a filing date of January 10, 2023 and Netlist filed its Patent Owner Preliminary Responses by the May 9, 2023 deadline. On August 1, 2023, the Board entered an Order instituting a trial for both of Samsung’s IPR petitions. The Board simultaneously set a schedule for briefing deadlines, and the date for oral arguments on May 3, 2024.

On April 27, 2023, Samsung filed an IPR petition contesting the validity of the ‘608 Patent. The Board accorded Samsung’s IPR petition a filing date on June 14, 2023. As of the reporting date, Netlist’s has submitted its preliminary response to the petition. The PTAB will enter its institution decision on or before December 14, 2023.

On October 9, 2023, Samsung initiated a declaratory judgement action against Netlist in the District of Delaware (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:23-cv-01122-RGA), where it requested in relevant part that the DDE declare that Samsung does not infringe Netlist’s U.S. Patent No. 11,386,024 (the “‘024 Patent”) and that Netlist allegedly breached its contractual obligations to JEDEC and thus harmed Samsung as a third-party beneficiary.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2023 or December 31, 2022.

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

During 2022, Lincoln Park purchased an aggregate of 1,050,000 shares of our common stock for a net purchase price of $4.4 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 8,502 shares of our common stock as additional commitment shares in noncash transactions. During the nine months ended September 30, 2023, Lincoln Park purchased an aggregate of 7,865,000 shares of our common stock for a net purchase price of $23.4 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 44,939 shares of our common stock as additional commitment shares in noncash transactions.

2023 Offering

On August 14, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a registered offering (the “2023 Offering”) an aggregate of 11,111,112 shares of our common stock and warrants to purchase up to an aggregate of 11,111,112 shares of our common stock at a per share purchase price of $2.70 per share. The 2023 Offering closed on August 17, 2023. The net proceeds to the Company from the 2023 Offering were approximately $28.6 million, after deducting placement agent fees and offering costs paid by the Company. The warrants are exercisable at any time on or after the issuance date, have a term of five years from the issuance date, and have an exercise price of $3.20 per share and contain customary 4.99%/9.99% blocker provisions.

In addition, pursuant to the 2023 Purchase Agreement, the Company and our director and executive officers entered into lock-up agreements (the “Lock-Up Agreements”), pursuant to which they agreed not to offer for sale, contract to sell, or sell any shares of the Company’s common stock or any securities convertible into, or exercisable or exchangeable for, shares of the Company’s common stock, for a period of 90 days from the closing of the 2023 Offering, subject to certain customary exceptions.

The 2023 Purchase Agreement also provides that the Company may not effect or enter into any Variable Rate Transactions (as defined in the 2023 Purchase Agreement) until the six month anniversary of the closing date of the 2023 Offering. Sales of the Company’s common stock pursuant to the September 2021 Purchase Agreement are permitted after 90 days following the closing of the 2023 Offering.

Note 9—Stock-Based Awards

As of September 30, 2023, the Company had 131,596 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the nine months ended September 30, 2023:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 31, 2022	4,866	$0.93
Granted	—	—
Exercised	(661)	0.80
Expired or forfeited	(152)	2.18
Outstanding as of September 30, 2023	4,053	$0.90

Restricted Stock Units

The following table summarizes the activity related to RSUs during the nine months ended September 30, 2023:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 31, 2022	3,442	$3.36
Granted	1,589	3.35
Vested	(1,292)	2.54
Forfeited	(196)	3.92
Balance nonvested as of September 30, 2023	3,543	$3.62

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Cost of sales	$19	$22	$90	$41
Research and development	231	283	691	674
Selling, general and administrative	895	587	2,637	1,649
Total	$1,145	$892	$3,418	$2,364

As of September 30, 2023, the Company had approximately $10.5 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.7 years.

Note 10—Warrants

Warrant activity for the nine months ended September 30, 2023 is as follows:

Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 31, 2022	—	$—
Granted	11,111	3.20
Exercised	—	—
Expired	—	—
Outstanding as of September 30, 2023	11,111	$3.20

Note 11—Subsequent Events

2023 SVB Credit Agreement

On November 7, 2023, we entered into a loan and security agreement (the “2023 SVB Credit Agreement”) with Silicon Valley Bank, a division of First-Citizen Bank & Trust Company, which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Wall Street Journal prime rate (“Prime Rate”). The maturity date is November 7, 2025.

The 2023 SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of November 9, 2023, outstanding borrowings were $0, and availability under the revolving line of credit was $10.0 million.

The 2023 SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of November 9, 2023, the Company was in compliance with its covenants under the 2023 SVB Credit Agreement.

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

Forward-looking statements contained in this MD&A include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to collect any damages awarded to us under Final Judgment against Samsung;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness, maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

The following MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “2022 Annual Report”). All information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “Netlist,” “we,” “us,” or “our” as used herein refers collectively to Netlist, Inc. and its consolidated subsidiaries, unless otherwise stated.

Overview

Netlist provides high-performance memory solutions to enterprise customers in diverse industries. Our products in various capacities and form factors and our line of custom and specialty memory products bring leading performance to customers in a variety of industries globally and cloud service providers. Netlist also licenses its intellectual property.

During the third quarter of 2023, we recorded net sales of $16.7 million, gross profit of $0.4 million and net loss of $17.3 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility. See “Recent Developments” and “Liquidity and Capital Resources” below for more information.

Recent Developments

2023 SVB Credit Agreement

On November 7, 2023, we entered into a loan and security agreement (the “2023 SVB Credit Agreement”) with Silicon Valley Bank, a division of First-Citizen Bank & Trust Company, which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Wall Street Journal prime rate (“Prime Rate”). The maturity date is November 7, 2025.

The 2023 SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of November 9, 2023, outstanding borrowings were $0, and availability under the revolving line of credit was $10.0 million.

The 2023 SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of November 9, 2023, the Company was in compliance with its covenants under the 2023 SVB Credit Agreement.

2023 Offering

On August 14, 2023, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we agreed to issue and sell to the investors in a registered offering (the “2023 Offering”) an aggregate of 11,111,112 shares of our common stock and warrants to purchase up to an aggregate of 11,111,112 shares of our common stock at a per share purchase price of $2.70 per share. The 2023 Offering closed on August 17, 2023. The net proceeds to us from the 2023 Offering were approximately $28.6 million, after deducting placement agent fees and offering costs paid by us. The warrants are exercisable at any time on or after the issuance date, have a term of five years from the issuance date, and have an exercise price of $3.20 per share and contain customary 4.99%/9.99% blocker provisions.

On August 14, 2023 and in connection with the 2023 Offering, we entered into a Placement Agency Agreement (the “Placement Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to act as the Company’s placement agent in connection with the 2023 Offering. Pursuant to the terms of the Placement Agreement, in consideration for its placement agent services, we agreed to pay Roth a cash fee in an amount equal to 4% of the aggregate gross proceeds received by us in connection with the closing of the 2023 Offering.

In addition, pursuant to the 2023 Purchase Agreement, the Company and its director and executive officers entered into the Lock-Up Agreements, pursuant to which they agreed not to offer for sale, contract to sell, or sell any shares of the Company’s common stock or any securities convertible into, or exercisable or exchangeable for, shares of the Company’s common stock, for a period of 90 days from the closing of the 2023 Offering, subject to certain customary exceptions.

The 2023 Purchase Agreement also provides that the Company may not effect or enter into any Variable Rate Transactions (as defined in the 2023 Purchase Agreement) until the six month anniversary of the closing date of the 2023

Offering. Sales of the Company’s common stock pursuant to the September 2021 Purchase Agreement are permitted after 90 days following the closing of the 2023 Offering.

Final Judgment Against Samsung

On August 11, 2023, a final judgment was entered in the United States District Court for the Eastern District of Texas, which upheld the jury trial verdict on April 21, 2023 that awarded Netlist $303 million in damages against Samsung Electronics Co., Ltd., Samsung Semiconductor Inc., and Samsung Electronics America Inc. (collectively, “Samsung”) for their willful infringement of five Netlist patents: U.S. Patent Nos. 10,949,339, 11,016,918, 11,232,054, 8,787,060, and 9,318,160. The products found to infringe these patents were Samsung DDR4 LRDIMMs, DDR5 UDIMMs, DDR5 SODIMMs, and DDR5 RDIMMs, and HBM2, HBM2E, and HBM3 components. An appeal may be filed before the U.S. Court of Appeals for the Federal Circuit. Should any party file an appeal, that could cause a lengthy delay in our ability to collect a damages award from Samsung, lead to a reduction of the damages award, or lead to a remand or reversal of the jury’s verdict.

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into a purchase agreement (the “September 2021 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the September 2021 Purchase Agreement.

During the nine months ended September 30, 2023, Lincoln Park purchased an aggregate of 7,865,000 shares of our common stock for a net purchase price of $23.4 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 44,939 shares of our common stock as additional commitment shares in noncash transactions.

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

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three and nine months ended September 30, 2023 and October 1, 2022 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,	October 1,		%	September 30,	October 1,		%
	2023	2022	Change	Change	2023	2022	Change	Change
Net sales	$16,725	$34,424	$(17,699)	(51%)	$35,772	$139,982	$(104,210)	(74%)
Cost of sales	16,285	32,244	(15,959)	(49%)	34,533	129,691	(95,158)	(73%)
Gross profit	$440	$2,180	$(1,740)	(80%)	$1,239	$10,291	$(9,052)	(88%)
Gross margin percentage	3%	6%	(3%)		3%	7%	(4%)

Net Sales

Net sales include resales of certain components, modules, and other products, which include dual in-line memory modules (“DIMMs”) and solid-state drives (“SSDs”). Net sales also include sales of Netlist’s own products.

Net sales decreased by approximately $17.7 million during the third quarter of 2023 compared to the same period of 2022, primarily as a result of a $8.7 million decrease in the sale of registered DIMM (“RDIMM”) and discrete memory component products, a $5.5 million decrease in sales of Netlist’s flash and SSD products, and an $3.5 million decrease in sales of low-profile memory subsystem products.

Net sales decreased by approximately $104.2 million during the first nine months of 2023 compared to the same period of 2022, primarily as a result of a $72.1 million decrease in the sale of RDIMM and discrete memory component products, a $11.1 million decrease in sales of Netlist’s flash and SSD products, and a $21.0 million decrease in sales of low-profile memory subsystem products.

Gross Profit and Gross Margin

Product gross profit and product gross margin percentage decreased during the third quarter and first nine months of 2023 compared to the same periods of 2022, primarily as a result of lower sales across all product groups and a softer pricing environment.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2023 and October 1, 2022, were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,	October 1,		%	September 30,	October 1,		%
	2023	2022	Change	Change	2023	2022	Change	Change
Research and development	$2,268	$2,550	$(282)	(11%)	$6,824	$7,679	$(855)	(11%)
Percentage of net sales	14%	7%			19%	5%
Intellectual property legal fees	$12,891	$5,577	7,314	131%	$32,908	$11,716	21,192	181%
Percentage of net sales	77%	16%			92%	8%
Selling, general and administrative	$3,160	$3,767	(607)	(16%)	$9,515	$11,429	(1,914)	(17%)
Percentage of net sales	19%	11%			27%	8%

Research and Development

Research and development expenses decreased during the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to a decrease in employee headcount and related overhead.

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

Intellectual property legal fees increased during the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to higher legal expenses incurred to protect and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses decreased during the third quarter and first nine months of 2023 compared to the same periods of 2022 due primarily to a decrease in employee headcount and overhead and outside services.

Other Income, Net

Other income, net for the three and nine months ended September 30, 2023 and October 1, 2022 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,	October 1,		%	September 30,	October 1,		%
	2023	2022	Change	Change	2023	2022	Change	Change
Interest income, net	$507	$34	$473		$840	$38	$802
Other income, net	33	82	(49)		14	74	(60)
Total other income, net	$540	$116	$424	366%	$854	$112	$742	663%

Interest income, net increased during the third quarter and first nine months of 2023 compared to the same periods of 2022, primarily as a result of higher interest rate earned on higher cash balances. Other income, net included a one-time gain from a sanction judgment during the third quarter and first nine months of 2022 resulting in a decrease in other income for the third quarter and the first nine months of 2023 compared to the same periods of 2022.

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

The following tables present selected financial information as of September 30, 2023 and December 31, 2022 and for the first nine months of 2023 and 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Cash, cash equivalents and restricted cash	$50,576	$43,611
Long-term debt due within one year	—	447
Working capital	34,495	25,774

	Nine Months Ended
	September 30,	October 1,
	2023	2022
Net cash used in operating activities	$(40,079)	$(17,695)
Net cash used in investing activities	—	(396)
Net cash provided by financing activities	47,044	3,054

During the nine months ended September 30, 2023, net cash used in operating activities was primarily a result of net loss of $47.2 million, non-cash adjustments to net loss of $4.2 million, and net cash inflows from changes in operating assets and liabilities of $2.9 million due to a decrease in accounts receivable and in inventories, partially offset by a decrease in accounts payable and a decrease in accrued expenses and other liabilities. Net cash provided by financing activities during the nine months ended September 30, 2023 primarily consisted of $23.4 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, $28.6 million in net proceeds from the 2023 Offering, $0.5 million in proceeds from exercise of stock options, offset by $4.9 million in net repayments under the credit agreement between the Company and Silicon Valley Bank, dated October 31, 2009, which was terminated on April 28, 2023 (the “2009 SVB Credit Agreement”), and $0.4 million in payments of notes payable to finance insurance policies.

During the nine months ended October 1, 2022, net cash used in operating activities was primarily a result of net loss of $20.4 million, non-cash adjustments to net loss of $3.1 million, and net cash outflows from changes in operating assets and liabilities of $0.4 million driven predominantly by an increase in inventories due to higher purchases to support increased sales and a decrease in accounts payable, partially offset by a decrease in accounts receivable and an increase in accrued expenses and other liabilities. Net cash provided by financing activities during the nine months ended October 1, 2022 primarily consisted of $1.0 million in net borrowings under the 2009 SVB Credit Agreement, $3.7 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, $0.3 million in proceeds from exercise of stock options, offset by $0.6 million in payments of note payable to finance insurance policies and $1.3 million in payments for taxes related to net share settlement of equity awards.

Capital Resources

2023 Offering

On August 14, 2023, we entered into the 2023 Purchase Agreement with certain investors, pursuant to which we agreed to issue and sell to the investors an aggregate of 11,111,112 shares of our common stock and warrants purchase up to an aggregate of 11,111,112 shares of our common stock at a per share purchase price of $2.70 per share. The 2023 Offering closed on August 17, 2023. The net proceeds to us from the 2023 Offering were $28.6 million, after deducting placement agent fees and offering costs paid by us.

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the September 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75.0 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. As of September 30, 2023, $36.3 million remains available under the September 2021 Purchase Agreement with Lincoln Park.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with cash receipts from revenues, the equity financing available under the September 2021 Purchase Agreement, funds raised through the 2023 Offering and other future equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. Some of the more significant challenges and risks include the following:

●	Significant increases in worldwide supply of semiconductor memory and storage could lead to declines in demand and average selling prices for our products, which could materially and adversely affect our business, results of operations, or financial condition;
●	We have historically incurred losses and may continue to incur losses;
●	We maintain our cash at financial institutions, often in balances that exceed federally insured limits;
●	We may not be able to collect the damages awarded to us in our litigation with Samsung, which could have an adverse impact on our business, financial condition and operating results;
●	The vast majority of our net product sales in recent periods have been generated from resales of products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our Compute Express Link (“CXL”) products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross margin;
●	Our manufacturing operations involve significant risks;
●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters, cyber-attacks or other factors;

●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition;
●	Increased prices and inflation could negatively impact our margin performance and our financial results;
●	Geopolitical risks associated with the ongoing conflicts in Ukraine and recent events in Israel and Palestine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations;
●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business;
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Section 404”), that place significant demands on our resources, and the transition to the higher reporting and control standards that applies to us as a “large accelerated filer” may cause management distraction and increased costs;
●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results;
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us;
●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	We expect to incur additional indebtedness to support the growth of our business and to facilitate effective working capital. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;
●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As a sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and

●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

Our ability to fulfill customer orders for or produce qualification samples of our products, as well as orders for the components and/or products we resell, is dependent on a sufficient supply of SSDs, field programmable gate arrays, ASICs, volatile memory components, and non-volatile memory components. Further, there are a relatively small number of suppliers of these components, and we typically purchase from only a subset of these suppliers. As a result, our inventory purchases have historically been concentrated in a small number of suppliers, including SK hynix, from which we obtained a large portion of our products purchased for resale. We also use consumables and other components, including printed circuit boards, to manufacture our memory subsystems, which we sometimes procure from single or limited sources to take advantage of volume pricing discounts.

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

During challenging economic times, our customers may face challenges gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. This may negatively affect our liquidity and cash flows and require us to increase our allowance for doubtful accounts. Furthermore, our vendors may face similar issues gaining access to credit, which may limit their ability to supply components or provide trade credit to us. We are monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. We are also monitoring the impacts that these events may have on our customers and vendors.

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

Components that are used in our products, as well as all of the component products we resell, are designed and manufactured by third parties. In addition, some of our memory subsystem products rely on significantly customized components. The ability and willingness of third parties to enter into these engagements with us and perform in accordance with these engagements is largely outside our control. If one or more of our design or manufacturing partners experiences a manufacturing disruption for any number of factors including labor disruptions, catastrophic weather events, political instability, acts of terror or war, and military hostilities in multiple geographies (including the ongoing conflict in Ukraine and recent events in Israel and Palestine), and the occurrence of a contagious disease or illness, fails to dedicate adequate resources to the production of the components we use in our products or the components we resell, experiences financial instability or otherwise fails to perform its obligations to us in a timely manner or at satisfactory quality levels, our ability to bring products to market or deliver products to our customers, as well as our reputation, could suffer and our business and prospects could be materially harmed. In the event of any failure by our component manufacturers, we may have no readily available alternative source of supply for these components, since, in our experience, the lead time needed to establish a relationship with a new design or manufacturing partner is substantial, and the time for our OEM customers to re-qualify our products with components from a new vendor is also significant. Additionally, even if an alternative manufacturer is available, we may not be able to engage the manufacturer on acceptable terms, which could result in increased costs, timing requirements or other adverse changes. Further, we may not be able to redesign the customized components used in our products to be manufactured by a new manufacturer, in which case we could infringe on the intellectual property of our current design or manufacturing partner when we manufacture the products with a new design or manufacturing partner. Such an occurrence could force us to stop selling certain of our products or could expose us to lawsuits, license payments or other liabilities.

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

Geopolitical risks associated with the ongoing conflicts in Ukraine and recent events in Israel and Palestine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine, including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyber-attacks and other actions taken in response to such hostilities on the world economy and markets, and the recent events in Israel and Palestine have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, military conflicts, geopolitical developments, war or terrorism, including the ongoing conflict in Ukraine, and the recent events in Israel and Palestine, regional or global pandemics, and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand and could adversely affect our business, financial condition, and results of operations.

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

In an effort to address the identified material weakness and enhance our internal controls, our finance and accounting personnel are continuing to follow all of the same procedures that they undertook in preparation for independent audit committee meetings on a quarterly and annual basis. Our Chief Executive Officer and sole director will oversee these processes and review materials prepared by the finance and accounting staff as well as our independent registered public accounting firm on a quarterly and annual basis. If our measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, we may not be able to timely or accurately report our results of operations or maintain effective disclosure controls and procedures. If we are unable to report financial information timely or accurately, or to maintain effective disclosure controls and procedures, we could be required to restate our financial statements and be subject to, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our common stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

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

As is common in the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. We are currently involved in litigation and proceedings at the Patent Trial and Appeal Board (“PTAB” or the “Board”) based on alleged third-party infringement of our patents, and lawsuits claiming we are infringing others’ intellectual property rights also have been and may in the future be brought against us.

Our business strategy includes litigating claims against others, such as our competitors and customers, to enforce our intellectual property, contractual and commercial rights, including, in particular, our patent portfolio and our trade secrets, as well as to challenge the validity and scope of the proprietary rights of others. This or other similar proceedings could also subject us to counterclaims or countersuits against us, or the parties we sue could seek to invalidate our patents or other intellectual property rights through reexamination or similar processes at the U.S. Patent and Trademark Office (“USPTO”) or similar bodies. Further, any legal disputes with customers could cause them to cease buying or using our products or the component products we resell or delay their purchase of these products and could substantially damage our relationship with them.

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

To support our activities in the near term, we expect to rely on cash generated from our business, the cash received under the Strategic Agreement, proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park, and proceeds from the 2023 Offering. Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the United States or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

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

Netlist common shares began trading on the Over-the-Counter market in October 2018, following the decision to move trading of our common stock from The Nasdaq Capital Market. Because our stock is no longer listed on a registered national securities exchange, we are subject to certain “blue sky” laws of the various states which impose restrictions on our ability to offer and sell our securities. These “blue sky” laws may make it more difficult for us to raise capital or to issue our common stock for equity compensation or other strategic purposes, which could adversely affect our ability to fund our operations or to attract and retain employees. In addition, our stock may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for the shares will be adversely affected.

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

As of September 30, 2023, there were 253,531,404 shares of our common stock outstanding. In addition, 4,053,227 shares of our common stock are subject to outstanding stock options, 3,543,454 shares of our common stock are subject to outstanding unvested restricted stock units, and 11,111,112 shares of our common stock are subject to outstanding warrants. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Item 5.Other Information

2023 SVB Credit Agreement

On November 7, 2023, we entered into the 2023 SVB Credit Agreement with Silicon Valley Bank, a division of First-Citizen Bank & Trust Company, which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Prime Rate. The maturity date is November 7, 2025.

The 2023 SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying condensed consolidated balance sheets. As of November 9, 2023, outstanding borrowings were $0, and availability under the revolving line of credit was $10.0 million.

The 2023 SVB Credit Agreement subjects the Company to certain affirmative and negative covenants, including financial covenants with respect to the Company’s liquidity and restrictions on the payment of dividends. As of November 9, 2023, the Company was in compliance with its covenants under the 2023 SVB Credit Agreement.

Insider Trading Arrangements

During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

On September 6, 2023, Gail Sasaki, the Company’s Executive Vice President and Chief Financial Officer, terminated a trading arrangement (the “Prior 10b5-1 Sales Plan”), with respect to the sale of up to 170,526 shares of the Company’s common stock held by Ms. Sasaki plus the net number of shares of the Company’s common stock after the withholding of shares to satisfy tax obligations upon the vesting of 145,218 restricted stock units (“RSUs”). The Prior 10b5-1 Sales Plan was adopted on December 16, 2022 and had a term that expires on December 1, 2023. As of the date of termination of the Prior 10b5-1 Sales Plan, Ms. Sasaki had sold 224,737 shares of common stock under its terms. On September 12, 2023, Ms. Sasaki adopted a trading arrangement (the “Sasaki 10b5-1 Sales Plan”) that is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act. The Sasaki 10b5-1 Sales Plan, which has a term that expires on December 31, 2024, provides for the sale of the net shares of the Company’s common stock (not currently determinable) that will be received by Ms. Sasaki after the withholding of shares to satisfy tax obligations upon the vesting of 109,375 RSUs pursuant to the terms of the Sasaki 10b5-1 Sales Plan.

On September 14, 2023, Chun K. Hong, the Company’s President, Chief Executive Officer and Sole Director, adopted a trading arrangement on behalf of Mr. Hong and the Chun Ki Hong Won Kyung Cha Community Property Trust dated 8/16/2004 (the “Trust”) (the “Hong 10b5-1 Sales Plan”) that is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act. The Hong 10b5-1 Sales Plan, which has a term that expires on December 31, 2024, provides for the sale, pursuant to the terms of the Hong 10b5-1 Sales Plan, of up to 936,270 shares of the Company’s common stock held by the Trust and the net shares of the Company’s common stock (not currently determinable) that will be received by Mr. Hong after the withholding of shares to satisfy tax obligations upon the vesting of 124,750 RSUs.

Item 6.Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 17, 2018
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	December 20, 2012
3.2.1	Certificate of Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	December 29, 2017
3.2.2	Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	August 10, 2020
4.1	Form of Warrant		8-K	001-33170	August 15, 2023
10.1˄	Form of Securities Purchase Agreement, dated August 14, 2023, by and among Netlist, Inc. and the purchasers identified therein		8-K	001-33170	August 15, 2023
10.2˄	Placement Agency Agreement, dated August 14, 2023, by and between Netlist, Inc. and Roth Capital Partners, LLC.		8-K	001-33170	August 15, 2023
10.3	Form of Lock-Up Agreement		8-K	001-33170	August 15, 2023
10.4	Loan and Security Agreement, dated November 7, 2023, between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and Netlist, Inc.	X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.
˄

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:November 9, 2023	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)