Form 10-K
period 2023-12-30
NETLIST INC
filed 2024-02-23
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of July 1, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $844.7 million.

As of February 19, 2024, the registrant had 254,952,367 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Netlist, Inc. and Subsidiaries

Form 10-K

For the Fiscal Year Ended December 30, 2023

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

Forward-looking statements contained in this report include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to collect any damages awarded to us under Final Judgment against Samsung Electronics Co., Ltd., Samsung Semiconductor Inc., and Samsung Electronics America Inc. (collectively, “Samsung”);
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness, maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

* * * * *

Unless the context indicates otherwise, all references to “Netlist,” our “Company,” “we,” “us,” or “our” in this report refer to Netlist, Inc., together with its consolidated subsidiaries, and all cross-references to notes in this Form 10-K refer to the identified note contained in our consolidated financial statements included in Part II, Item 8 of this Form 10-K. We own registered or unregistered trademark rights to NVvault®, HyperCloud®, HybriDIMM™, EXPRESSvault™, PreSight™, “memory at storage capacities, storage at memory speeds”™, Netlist® and our company logo. Although we do not use the “®” or “™” symbol in each instance in which one of our registered or common law trademarks appears in this report, this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law. Any other service marks, trademarks or trade names appearing in this report are the property of their respective owners.

PART I

Item 1.	Business

Overview

Netlist provides high-performance memory solutions to enterprise customers in diverse industries. Our products, in various capacities and form factors, including our line of custom and specialty memory products, bring leading performance to customers in a variety of industries globally. Netlist also licenses its intellectual property.

Our Industry

The global high-performance memory market is driven by increasing demand from data center and enterprise storage applications for improved input/output performance, lower latency, and increased redundant persistent data storage capacities. The proliferation of mobile devices, social media platforms, cognitive/artificial intelligence systems and cloud-based software applications has resulted in the accelerating creation and transmission of data. To manage and analyze this data, we believe new memory and storage technologies need to be developed and implemented to satisfy the needs in the industry.

Technical challenges arising from the production of volatile dynamic random-access memory (“DRAM”) is limiting its long-term viability as the high-speed memory of choice in demanding computing environments. Conversely, nonvolatile memory like NAND flash (“NAND flash”), while characterized by lower access speeds, is scaling down in cost and scaling up in density at a significantly better rate than DRAM. This has led the industry to explore alternative computer architectures and new memory materials capable of bridging the superior access speed of volatile memory with nonvolatile memory’s lower cost and higher densities. We expect memory subsystems relying on on-device intelligent controller technology to leverage the advantages of volatile and nonvolatile memory will most effectively address the industry's growing need for high-speed data management and analytics.

Further, other volatile memory solutions are being developed to accommodate the industry’s increasing need for bandwidth, such as the development of technologies pioneered by Netlist, like DDR5 Dual Inline Memory Module (“DIMM”) intelligent on-module power management, and high-capacity High Bandwidth Memory (“HBM”). We expect continued industry focus on moving logic and management functionality away from host systems and onto – or into – memory itself.

Product Technologies

Our portfolio of proprietary technologies and design techniques includes:

Distributed Buffer Architecture

We invented the distributed buffer architecture that enables the buffering of data signals using multiple data buffer devices distributed between a memory module’s edge connector and its installed DRAM. The result was shorter data paths, improved signal integrity, and reduced latency compared to the industry-standard design for DDR3 load-reduced dual in-line memory module ("LRDIMM"). The memory industry has widely adopted our distributed architecture for DDR4 LRDIMM. Our HyperCloud product was our first LRDIMM product built on this innovative and proprietary distributed buffer architecture.

Localized Module-Based Power Management Architecture

Early in our company’s history of research and development efforts, we developed innovative solutions for improving memory performance by increasing the precision of voltage regulation. Netlist rethought the way power management is handled for each memory module within a system, by moving power management capabilities away from the host system and onto the modules themselves. The result was improved granularity of system power loading, which could translate to improved efficiency and higher data transfer speed. Relocating power management functionality onto modules allows multiple distinct devices on a single module to receive power and operate harmoniously. While many in the memory industry have now adopted Netlist’s approach for their DDR5-based DIMMs, our NVvault products have incorporated localized power management for many years.

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

Compute Express Link Technology

We are investing in new technologies like memory expansion utilizing Compute Express Link (“CXL”), which improves server capacity and bandwidth beyond what traditional memory channels can provide. Traditional memory channel bandwidth and capacities can no longer keep up with host central processing unit needs. As this space matures, we believe that CXL technology will allow larger memory pools to be placed further away from the host central processing unit and still be seamlessly utilized with the traditional channel memory.

Products

Our commercially available memory subsystem products and other products that we sell include:

Component and Other Product Resales

Due to our relationships with memory channel customers, in addition to our own products, we resell certain component products that we purchase for the purpose of resale. We have purchased certain of these products under the terms of a product supply agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”). We have also sourced resale products from other suppliers. Additionally, we sell excess component inventory to distributors and other users of memory integrated circuits. For information regarding our concentrations and customers, see Note 10—Major Customers, Suppliers and Products of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Our target markets are characterized by a limited number of large companies, and consolidation in one or more of our target markets may further increase this concentration. As a result, sales to small numbers of customers have historically represented a substantial portion of our net product sales. Additionally, the composition of major customers and their respective contributions to our net product sales have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. For further information about our customer concentrations, see Note 10—Major Customers, Suppliers and Products to our consolidated financial statements in Part II, Item 8 of this Form 10-K. We do not consider our businesses to be seasonal to any significant degree.

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

Additionally, we offer warranties on our memory subsystems generally ranging from one to five years, depending on the product and negotiated terms of purchase orders from our customers. These warranties require us to repair or replace defective products returned to us during such warranty period at no cost to the customer.

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

Supply Chain

We acquire components and materials, such as field-programmable gate arrays (“FPGAs”), ASICs, DRAMs and NAND flash, directly from integrated circuit manufacturers and assemble them into our finished subsystem products. We have developed supplier relationships with several manufacturers of these component products, and we typically qualify our memory subsystem products with our customers using multiple component manufacturers. However, our actual purchases of component products, both for integration into our products and for resale, are concentrated in a small number of suppliers. Various factors could impact the availability of materials or components, and shortages or increases in lead times have occurred in the past, are currently occurring with respect to some materials and components and may occur from time to time in the future.

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

Patents

As of December 30, 2023, we had over 100 patents. Our issued patents cover various aspects of our innovations and include various claim scopes and, as a result, we believe our business is not materially dependent on any one claim in any of our existing patents or pending patent applications.

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

We believe the principal competitive factors in the selection of memory subsystems or the component products we resell by existing and potential future customers are:

●	price;
●	timeliness of new value-add product introductions;
●	development of advanced technologies;
●	fulfillment capability and flexibility;
●	understanding of system and business requirements;
●	design characteristics and performance;
●	quality and reliability;
●	track record of volume delivery; and
●	credibility with the customer.

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

Human Capital

As of December 30, 2023, we had approximately 96 full-time and part-time employees globally. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, managerial and other personnel for whom competition is intense. We are not party to any collective bargaining agreements with any of our employees. We have never experienced a work stoppage, and we believe our employee relations are good.

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

Available Information

Information about us is available at our website, www.netlist.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings are available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our website also contains copies of our corporate governance guidelines, code of business conduct and ethics, insider trading policy and whistleblower policy. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A.	Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results, financial condition, impair our future growth prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. In assessing these risks, you should also review the other information contained in this report, including our consolidated financial statements and accompanying notes, and the other filings we make with the SEC. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to the following:

●	We have historically incurred losses and may continue to incur losses;
●	We may not be able to collect the damages awarded to us in our litigation with Samsung, which could have an adverse impact on our business, financial condition and operating results;
●	We are involved in multiple lawsuits and administrative actions in multiple jurisdictions to protect and assert our intellectual property rights against large, well-capitalized companies, which requires that we continue to expend substantial financial and management resources, and we may not be successful in these proceedings;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	The vast majority of our net product sales in recent periods have been generated from resales of products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our CXL products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;

●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Semiconductor memory and storage markets are highly competitive which could materially and adversely affect our business, results of operations, or financial condition;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross margin;
●	Our manufacturing operations involve significant risks;
●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters, cyber-attacks or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition;
●	Increased prices and inflation could negatively impact our margin performance and our financial results;
●	Geopolitical risks associated with the ongoing conflicts in Ukraine and recent events in Israel and Palestine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations;
●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business;
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Section 404”), that place significant demands on our resources, and the transition to the higher reporting and control standards that applies to us as a “large accelerated filer” may cause management distraction and increased costs;

●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results;
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us;
●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	We expect to incur additional indebtedness to support the growth of our business and to facilitate effective working capital. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;
●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As the sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

We may not be able to collect the damages awarded to us in our litigation with Samsung, which could have an adverse impact on our business, financial condition and operating results.

As previously reported, in our litigation with Samsung, we were awarded damages of approximately $303 million. The outcome of the trial is subject to appeal, though we have no knowledge as to whether Samsung will or will not appeal the judgment. If Samsung appeals the award, it is possible that the outcome of the retrial in the breach of contract litigation with Samsung in the Central District of California could make it more difficult to prevail in the appeal. An appeal by Samsung would likely cause a lengthy delay in our ability to collect the award and could result in a reversal or reduction of the award. With or without an appeal, we would need to successfully collect damages awarded to us. In addition, if the judgment is appealed and we are unable to sustain our operations through an appeal process, we may be required to raise additional capital through proceeds from other litigated matters or debt or equity financing. We cannot be certain that we will prevail or settle in any other ongoing litigation, or that any additional financing we may need will be available on terms acceptable to us, or at all. If we do not receive funds from other litigation matters or secure financing in the future, we may be forced to liquidate our assets or discontinue our operations altogether.

We are involved in multiple lawsuits and administrative actions in multiple jurisdictions to protect and assert our intellectual property rights against large, well-capitalized companies, which requires that we continue to expend substantial financial and management resources, and we may not be successful in these proceedings.

We are currently involved in a variety of proceedings in multiple jurisdictions against large, well-capitalized companies, including Samsung, Google, Inc. (“Google”), and Micron Technology, Inc. (“Micron”), which have already continued for many years and required substantial investments of financial and management resources, and we anticipate that these and other similar proceedings will continue to require similar investments over an extended period of time. Each of the proceedings is subject to substantial uncertainty of outcome because the litigation and appeal process in unpredictable and highly dependent upon specific factual matters and legal interpretations. We believe that it is critical to our future success to continue to pursue these actions, and we intend to do so. Each action will result in court rulings and decisions about significant issues, such as claim construction, patent validity, infringement, jurisdiction and other matters, almost all of which are subject to an appeal process that are typically lengthy and unpredictable. Moreover, the ruling or decision in one proceeding is not necessarily indicative of rulings or decisions that may be issued in another proceeding, even if the factual and legal matters are similar. We expect that various courts and agencies will issue significant rulings in several of our proceedings within the next year, and the disclosure of those rulings may cause substantial volatility in our stock price. Regardless of the outcome of our actions to enforce our intellectual property rights, we expect to continue to invest financial and management resources in pursuing the actions and related appeals, which may require that we obtain additional capital.

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

We have historically derived revenues from sales of our high-performance memory products to OEMs in the server, high-performance computing and communications markets. Although we expect these memory products to continue to account for a portion of our revenues, we have experienced declines in sales of these products in recent periods, and these declines could continue or intensify in the future. We believe market acceptance of these products or derivative products that incorporate our technology is critical to our success, and any continued decline in sales of these products could have a material adverse impact on our performance and long-term prospects.

We have invested significant research and development time and capital in the design of ASICs and hybrid devices, including our CXL technology-based memory expansion controller. These products are subject to significant risks, including:

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

From time to time, shortages in SSDs, volatile memory components, and/or non-volatile memory components have required some suppliers to limit the supply of these components. In the past, we have experienced supply chain disruptions and shortages of SSDs, volatile memory components, and/or non-volatile memory components required to create certain of our memory subsystem products, and we have been forced to procure the component products we resell from other suppliers to the extent sufficient product is not available from SK hynix to meet customer demand or in the event of other SK hynix supply issues. We are continually working to secure adequate supplies of the components necessary to fill customers’ orders in a timely manner. If we are unable to obtain a sufficient supply of SSDs, volatile memory components, non-volatile memory components and/or other essential components, as a result of a natural disaster, political unrest, military conflict, labor disruptions, medical epidemics, climate change, economic instability, equipment failure or other cause, to avoid interruptions or failures in the delivery of our products as required by our customers or the delivery of these components to customers to whom we resell them directly, these customers may reduce future orders for these products or not purchase these products from us at all, which could cause our net product sales to decline and harm our operating results. In addition, our reputation could be harmed due to failures to meet our customers’ demands and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business and we may lose market share to our competitors. Further, if our suppliers are unable to produce qualification samples of our products on a timely basis or at all, we could experience delays in the qualification process with existing or prospective customers, which could have a significant impact on our ability to sell our products. Moreover, if we are not able to obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, we may not be able to develop or introduce new products, we may experience significant increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers, or we may be forced to cease our sales of products dependent on the components or resales of the components we sell to customers directly.

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

Semiconductor memory and storage markets are highly competitive which could materially and adversely affect our business, results of operations, or financial condition.

The semiconductor memory and storage markets are generally highly competitive and companies may use aggressive pricing to obtain market share. Our suppliers may seek to increase wafer output, improve yields, and reduce die size, which could result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Increases in worldwide supply of semiconductor memory and storage could lead to declines in average selling prices and a decrease in short-term and/or long-term demand resulting in industry oversupply and could materially adversely affect our business, results of operations, or financial condition.

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

Additionally, we could experience a prolonged disruption, material malfunction, interruption or other loss of operations at our manufacturing facility for any number of reasons, including the occurrence of a contagious disease or illness, or cyber-attacks, or catastrophic weather events, labor disruptions, or we may need to add manufacturing capacity to satisfy any increased demand for our products. Under these circumstances, we may be forced to rely on third parties for our manufacturing needs, which could increase our manufacturing costs, decrease our gross margin, decrease our control over manufacturing processes, limit our ability to satisfy customer requirements and demand and delay new product development until we could secure a relationship with a third-party manufacturer, which we may not be able to do in a timely manner, on acceptable terms or at all. If any of these risks occur, our operations, performance and customer relationships could be severely harmed.

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

While our information technology systems include security measures designed to prevent unauthorized access, employee error, employee malfeasance, or other causes including intentional misconduct by computer hackers, could circumvent these measures and result in unauthorized access to these systems. Because the techniques used to gain unauthorized access to information technology systems evolve frequently and often are not recognized until successful, we may be unable to anticipate these techniques or implement adequate preventative measures in a timely manner. Any security breach could require significant resources to correct, if correction is possible, and could result in disruption to our business, misappropriation or loss of data, loss of confidence in us by our customers, damage to our reputation, and legal liability. Further, any failure to implement appropriate security measures to protect our information or any breach or other failure of our systems that results in unauthorized access, manipulation, disclosure or loss of this information could result in our violation of any U.S. or foreign data protection laws that are applicable to us, including the California Consumer Privacy Act (“CCPA”) which went into effect in January 2020. Further, the California Privacy Rights Act (“CPRA”), which became effective in 2023 and amends the CCPA, creates additional obligations with respect to processing and storing personal information, as well as establishes a new regulatory authority to enforce the CCPA and CPRA. Unlike other state privacy laws, the CCPA also regulates personal information collected in a business to business and in human resources contexts which impacts our business operations. Further, there continues to be some uncertainly about how certain provisions of the CCPA will be interpreted and how the law will be enforced. These laws and their interpretation and application are constantly evolving, and they could be interpreted and applied in a manner that is inconsistent with our current practices or they could become more stringent over time. Efforts to comply with applicable data protection laws or any new interpretations of their application could involve significant time and substantial costs or require us to change our business practices and compliance procedures, and any failures to so comply could subject us to substantial civil or criminal fines or sanctions. Any of these outcomes could have a material negative impact on our business, performance and prospects.

Our operations in China could also be subject to recent significant developments concerning privacy and data security. The Data Security Law of the People’s Republic of China (“Data Security Law”), which took effect on September 1, 2021, requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data. Also in China, the Personal Information Protection Law, which took effect on November 1, 2023, introduced stringer protection measures for processing personal information. We may be required to make further adjustments to our business practices to comply with the data security and data protection laws in China, and such regulations may interfere with intended business activities, or cause us to incur additional costs.

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

In February 2022, in response to the military conflict between Russia and Ukraine, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. The potential impacts of the conflict and related sanctions could include supply chain and logistics disruptions, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy and heightened cybersecurity threats. We do not and cannot know if the conflict, which remains ongoing, could escalate and result in broader economic and security concerns which could adversely affect our supply chain, suppliers, customers, and potential customers. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of materials, supplies, labor, currency exchange rates and financial markets, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations, as we are operating in business and regulatory environments in which we have limited experience and that may impose materially different requirements. Further, the geographic distance from our headquarters in Irvine, California, compounds the difficulties of maintaining a manufacturing operation in the PRC. For instance, we may not be able to maintain the desired amount of control over production capacity and timing, inventory levels, product quality, delivery schedules, manufacturing yields or costs. Moreover, we will need to continue to overcome language and cultural barriers to effectively conduct these international operations. Failures in any of these areas could result in legal consequences or production delays and increased turnaround times, which could adversely affect our business. In addition, changes to the labor or other laws of the PRC or the economic and political conditions in the PRC, including increased industrialization in recent years, natural disasters, public health crises, including the occurrence of a contagious disease or illness, and other catastrophic events, could increase the costs of employing a local workforce or conducting our manufacturing operations in the PRC. Any of these factors could negatively impact any cost savings we experience from locating our manufacturing facility in the PRC. For example, in December 2021, the United States adopted the Uyghur Forced Labor Prevention Act (“UFLPA”) which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of the PRC or that are produced by certain entities are prohibited from importation into the United States. These import restrictions came into effect on June 21, 2022. While we are not presently aware of any direct impacts of these restrictions on our supply chain, the UFLPA may have an adverse effect on global supply chains which could adversely impact our business and results of operations. Additionally, our management has limited experience creating or overseeing foreign operations generally, and the ongoing administration and operation of our PRC facility may require substantial amounts of time and attention by our management team, particularly if we encounter operational, legal or cultural difficulties or disruptions at our PRC facility.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In performing their audit of our internal control over financial reporting as required by Section 404 and the related rules and regulations of the SEC, our independent registered public accounting firm concluded that our internal control over financial reporting was ineffective as of December 30, 2023 due to one material weakness. The identified material weakness, as of December 30, 2023, relates to the lack of an independent board and audit committee and ineffective risk assessment and monitoring controls.

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

Although we may pursue agreements with third parties to commercially license certain of our products and/or technologies, we may never successfully enter into any such agreement. Further, the terms of any such agreements we may reach with third parties are uncertain and may not provide sufficient royalty or other revenues to us to justify our costs of developing and maintaining the related intellectual property or may otherwise include terms that are not favorable to us. Additionally, the pursuit of licensing arrangements would require by its nature that we relinquish certain of our rights to our technologies and intellectual property that we license to third parties, which could limit our ability to base our own products on such technologies or could reduce the economic value we receive from such technologies and intellectual property. Additionally, the establishment of arrangements to monetize our intellectual property may be more difficult or costly than expected, may require additional personnel and investments and may be a significant distraction for management.

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

To support our activities in the near term, we expect to rely on cash generated from our business, the cash received under the Strategic Product Supply and License Agreement (the “Strategic Agreement”) entered into on April 5, 2021 with SK hynix, proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”), proceeds from our registered offering with certain investors, and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”) , a division of First-Citizen Bank & Trust Company. Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

As of December 30, 2023, there were 253,593,279 shares of our common stock outstanding. In addition, 4,039,164 shares of our common stock are subject to outstanding stock options, 3,603,064 shares of our common stock are subject to outstanding unvested restricted stock units, and 11,111,112 shares of our common stock are subject to outstanding warrants. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

As the sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of customers, clients, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks such as the National Institute of Standards and Technology (“NIST”) and other similar industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, penetration testing, threat modeling and tabletop exercises to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance; Management” below, our board of directors provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Financial Officer.

We also identify our cybersecurity threat risks by comparing our processes to standards set by NIST. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

●	monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
●	through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
●	employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;
●	provide regular, mandatory training for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;

●	conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;
●conduct regular cybersecurity awareness training for all employees; and
●	carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business” which disclosures are incorporated by reference herein.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Cybersecurity Governance; Management

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. Our board of directors is responsible for the oversight of risks from cybersecurity threats.

At least annually, our board of directors receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our board of directors generally receives materials that include a cybersecurity dashboard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Chief Financial Officer. Our board of directors also receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Members of our board of directors are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Financial Officer and Senior Director of IT and Security. Such individuals have over 30 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to our board of directors about cybersecurity threat risks, among other cybersecurity related matters, at least annually.

Item 2.	Properties

Our corporate headquarters are located in Irvine, California where we lease and occupy approximately 14,809 square feet of office space under a lease that will expire in December 2026. Our manufacturing facility is located in the PRC where we lease and occupy approximately 43,600 square feet of manufacturing space under a lease that will expire in June 2024. We believe our existing facilities are in good operating condition and are suitable for the conduct of our business.

In July 2023, we ceased occupancy of our warehouse space located in Irvine, California and subleased the space to a subtenant for the remaining lease term. We continue to be responsible for performance under the lease until it expires in February 2027.

Item 3.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 7—Commitments and Contingencies under the heading “Litigation and Patent Reexaminations,” and are incorporated herein by reference.

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

As of February 19, 2024, we had 254,952,367 outstanding shares of common stock, no outstanding shares of preferred stock, and approximately 16 holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 in this Form 10-K under the section titled “Security Ownership of Certain Beneficial Owners and Management” for information about our equity compensation plans, which is incorporated by reference herein.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, on our common stock, the Russell 2000 Index and the S&P 500 Index for the five years ended December 30, 2023. The graph assumes $100 was invested in each of our common stock, the Russell 2000 Index and the S&P 500 Index as of the market close on December 29, 2018. Note that past stock price performance is not necessarily indicative of future stock price performance.

The following table summarizes stock performance graph data points in dollars:

	12/29/18	12/28/19	1/2/21	1/1/22	12/31/22	12/30/23
Netlist	$100	$84	$159	$1,697	$303	$495
S&P 500 Index	$100	$130	$151	$192	$154	$192
Russell 2000 Index	$100	$125	$148	$168	$132	$152

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2023 ended on December 30, 2023, fiscal year 2022 ended on December 31, 2022, and fiscal year 2021 ended on January 1, 2022. All fiscal years presented in this Form 10-K included 52 weeks. Additionally, all quarters included 13 weeks. Unless otherwise stated, all information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

Overview

Netlist provides high-performance memory solutions to enterprise customers in diverse industries. Our products in various capacities and form factors, including our line of custom and specialty memory products, bring leading performance to customers in a variety of industries globally. Netlist also licenses its intellectual property.

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

Fiscal Year Highlights

2023 SVB Credit Agreement

On November 7, 2023, we entered into a loan and security agreement (the “2023 SVB Credit Agreement”) with SVB, which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Wall Street Journal prime rate (“Prime Rate”). The maturity date is November 7, 2025.

2023 Offering

On August 14, 2023, we entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with certain investors, pursuant to which we agreed to issue and sell to the investors in a registered offering (the “2023 Offering”) an aggregate of 11,111,112 shares of our common stock and warrants to purchase up to an aggregate of 11,111,112 shares of our common stock at a per share purchase price of $2.70 per share. The 2023 Offering closed on August 17, 2023. The net proceeds to us from the 2023 Offering were approximately $28.6 million, after deducting placement agent fees and offering costs paid by us. The warrants are exercisable at any time on or after the issuance date, have a term of five years from the issuance date, and have an exercise price of $3.20 per share and contain customary 4.99%/9.99% blocker provisions.

On August 14, 2023 and in connection with the 2023 Offering, we entered into a Placement Agency Agreement (the “Placement Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to act as the Company’s placement agent in connection with the 2023 Offering.

In addition, pursuant to the 2023 Purchase Agreement, the Company and its director and executive officers entered into lock-up agreements, pursuant to which they agreed not to offer for sale, contract to sell, or sell any shares of the Company’s common stock or any securities convertible into, or exercisable or exchangeable for, shares of the Company’s common stock, for a period of 90 days from the closing of the 2023 Offering, subject to certain customary exceptions.

Jury Verdict and Judgment Against Samsung

On August 11, 2023, a judgment was entered in the United States District Court for the Eastern District of Texas, which upheld the jury trial verdict on April 21, 2023 that awarded Netlist approximately $303 million in damages against Samsung for their willful infringement of five Netlist patents: U.S. Patent Nos. 10,949,339, 11,016,918, 11,232,054, 8,787,060, and 9,318,160. The products found to infringe these patents were Samsung DDR4 LRDIMMs, DDR5 UDIMMs, DDR5 SODIMMs, and DDR5 RDIMMs, and HBM2, HBM2E, and HBM3 components. Post-judgment motions are pending before the Court. Following entry of an Order regarding that post-judgment briefing, an appeal may be filed before the U.S. Court of Appeals for the Federal Circuit. Should any party file an appeal, that could cause a lengthy delay in our ability to collect a damages award from Samsung, lead to a reduction of the damages award, or lead to a remand or reversal of the jury’s verdict. Additionally, as of the reporting date, all of the patents confirmed as being infringed on the jury verdict are either subject to Inter Partes Review (“IPR”) final written decisions, or an active IPR trial. The outcome of each of the IPR proceedings related to each of these patents may affect the underlying collectability of the jury award in this matter.

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into a purchase agreement (the “September 2021 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the September 2021 Purchase Agreement.

During 2023, Lincoln Park purchased an aggregate of 7,865,000 shares of our common stock for a net purchase price of $23.4 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 44,939 shares of our common stock as additional commitment shares in noncash transactions.

Subsequently, from December 31, 2023 through February 19, 2024, Lincoln Park purchased an aggregate of 1,235,000 shares of our common stock for a net purchase price of $2.1 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 4,068 shares of our common stock as additional commitment shares in noncash transactions.

Ineffective Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In performing their audit of our internal control over financial reporting as required by Section 404, our independent registered public accounting firm concluded that our internal control over financial reporting was ineffective as of December 30, 2023 due to one material weakness. The identified material weakness, at December 30, 2023, relates to the lack of an independent board and audit committee.

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

Results of Operations

Net Sales and Gross Margin

Net sales and gross margin for 2023 and 2022 were as follows (dollars in thousands):

	2023	2022	Change
Net sales	$69,205	$161,637	(57%)
Cost of sales	66,812	149,745	(55%)
Gross profit	$2,393	$11,892	(80%)
Gross margin percentage	3%	7%

Net Sales

Net sales include resales of certain components, modules, and other products, which include DIMMs and SSDs. Net sales also include sales of Netlist’s own products.

Net sales decreased by approximately $92.4 million during 2023 compared to 2022, primarily as a result of a $56.6 million decrease in the sale of RDIMM and discrete component products, a $14.6 million decrease in the sale of Netlist’s flash and SSD products, and a $21.2 million decrease in sales of low-profile memory subsystem products.

Gross Profit and Gross Margin

Gross profit and gross margin percentage decreased in 2023 compared to 2022 due primarily to lower sales across all product groups and the change in our product mix.

Operating Expenses

Operating expenses for 2023 and 2022 were as follows (dollars in thousands):

	2023	2022	Change
Research and development	$9,164	$10,624	(14%)
Percentage of net sales	13%	7%
Intellectual property legal fees	$42,572	$20,421	108%
Percentage of net sales	62%	13%
Selling, general and administrative	$12,414	$14,347	(13%)
Percentage of net sales	18%	9%

Research and Development

Research and development expenses decreased in 2023 compared to 2022 due primarily to a decrease in outside services and new product research.

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for enforcement, protection and patent filings and prosecution. Although we expect intellectual property legal fees to generally increase over time as we continue to protect, defend and enforce and seek to expand our patent portfolio, these increases may not be linear but may occur in lump sums depending on the due dates of patent filings and their associated fees and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 7—Commitments and Contingencies of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

Intellectual property legal fees increased during 2023 compared to 2022 due primarily to higher legal expenses incurred to defend and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses decreased in 2023 compared to 2022 due primarily to a decrease in employee headcount and overhead and outside services.

Other Income, Net

Other income, net for 2023 and 2022 was as follows (dollars in thousands):

	2023	2022	Change
Interest income, net	$1,300	$57
Other income, net	60	74
Total other income, net	$1,360	$131	938%

Interest income, net increased during 2023 compared to 2022, primarily as a result of higher interest rate earned on higher cash balances. Other income, net during 2023 was consistent compared to 2022.

Provision for Income Taxes

For 2023 and 2022, our effective tax rate was 0% due primarily to our net loss and valuation allowances.

Liquidity and Capital Resources

We believe our existing balance of cash and cash equivalents (including restricted cash balances), which totaled $52.8 million as of December 30, 2023, along with cash receipts from revenues, borrowing availability under the 2023 SVB Credit Agreement, proceeds raised from 2023 Offering, the equity financing available under the September 2021 Lincoln Park Purchase Agreement, funds raised through other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

For a description of contractual obligations, see Note 4—Debt and Note 5—Leases of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized as follows (in thousands):

	2023	2022
Net cash provided by (used in):
Operating activities	$(41,601)	$(14,995)
Investing activities	—	(467)
Financing activities	50,835	594
Net change in cash, cash equivalents and restricted cash	$9,234	$(14,868)

Net cash used in operating activities for 2023 was primarily a result of net loss of $60.4 million, non-cash adjustments to net loss of $5.3 million, partially offset by net cash inflows from changes in operating assets and liabilities of $13.5 million driven predominantly by an increase in accounts payable and a decrease in accounts receivable and prepaid expenses and other assets, partially offset by a decrease in accrued expenses and other liabilities and an increase in inventories. Net cash provided by financing activities for 2023 primarily consisted of $23.4 million in net proceeds from issuance of common stock under the September 2021 Lincoln Park Purchase Agreement, $28.6 million in net proceeds from the 2023 Offering, and $0.5 million in proceeds from exercise of stock options, $3.8 million in net borrowings under the 2023 SVB Credit Agreement partially offset by $4.9 million in net repayments under the credit agreement between the Company and SVB, dated October 31, 2009, as amended, which was terminated on April 28, 2023 (the “2009 SVB Credit Agreement”), and $0.4 million in payments of note payable to finance insurance policies.

Net cash used in operating activities for 2022 was primarily a result of net loss of $33.4 million, non-cash adjustments to net loss of $4.2 million, partially offset by net cash inflows from changes in operating assets and liabilities of $14.2 million driven predominantly by an increase in accounts payable and accrued expenses and other liabilities and a decrease in accounts receivable and inventories. Net cash provided by financing activities for 2022 primarily consisted of $4.4 million in net proceeds from issuance of common stock under the September 2021 Lincoln Park Purchase Agreement and $0.3 million in proceeds from exercise of stock options, partially offset by $2.1 million in net payments under the 2009 SVB Credit Agreement, $0.6 million in payments of note payable to finance insurance policies, and $1.4 million in payments for taxes related to net share settlement of equity awards.

Capital Resources

2023 SVB Credit Agreement

On November 7, 2023, we entered into a loan and security agreement (the “2023 SVB Credit Agreement”) with SVB, which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Wall Street Journal prime rate (“Prime Rate”). The maturity date is November 7, 2025.

As of December 30, 2023, the outstanding borrowings under the 2023 SVB Credit Agreement were $3.8 million with no availability under the revolving line of credit. During the year ended December 30, 2023, we made net repayments of $1.1 million under the 2023 SVB Credit Agreement.

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

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the September 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75.0 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. As of December 30, 2023, $36.3 million remains available under the September 2021 Purchase Agreement with Lincoln Park.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. While our significant accounting policies are described in more detail in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, we believe the accounting policies discussed below used in the preparation of our consolidated financial statements require the most significant estimates, judgments, assumptions and decisions.

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

Stock-Based Compensation

Stock-based awards are comprised principally of stock options and restricted stock units (“RSUs”). Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of estimated forfeitures. We use the Black-Scholes option pricing model to determine the grant date fair value of stock options. The model requires us to estimate the expected volatility and expected term of the stock options, which are highly complex and subjective variables. The expected volatility is based on the historical volatility of our common stock. The expected term is computed using the simplified method as our best estimate given our lack of actual exercise history. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on our history and management’s expectation regarding dividend payouts. The grant-date fair value of RSUs equals the closing price of our common stock on the grant date.

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

Recent Accounting Standards

See Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

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

Item 8.	Financial Statements and Supplementary Data

Netlist, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	December 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$40,445	$25,011
Restricted cash	12,400	18,600
Accounts receivable, net of allowances of $68 (2023) and $137 (2022)	4,562	8,242
Inventories	12,031	10,686
Prepaid expenses and other current assets	441	1,308
Total current assets	69,879	63,847
Property and equipment, net	770	1,138
Operating lease right-of-use assets	1,590	2,043
Other assets	560	295
Total assets	$72,799	$67,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$39,831	$28,468
Revolving line of credit	3,844	4,935
Accrued payroll and related liabilities	1,346	1,588
Accrued expenses and other current liabilities	2,569	2,635
Long-term debt due within one year	—	447
Total current liabilities	47,590	38,073
Operating lease liabilities	1,213	1,744
Other liabilities	237	270
Total liabilities	49,040	40,087
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 253,593 (2023) and 232,557 (2022) shares issued and outstanding	254	233
Additional paid-in capital	307,328	250,428
Accumulated deficit	(283,823)	(223,425)
Total stockholders' equity	23,759	27,236
Total liabilities and stockholders' equity	$72,799	$67,323

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Net product sales	$69,205	$161,637	$102,355
License fee	—	—	40,000
Net sales	69,205	161,637	142,355
Cost of sales	66,812	149,745	93,458
Gross profit	2,393	11,892	48,897
Operating expenses:
Research and development	9,164	10,624	7,241
Intellectual property legal fees	42,572	20,421	19,494
Selling, general and administrative	12,414	14,347	10,779
Total operating expenses	64,150	45,392	37,514
Operating (loss) income	(61,757)	(33,500)	11,383
Other income (expense), net:
Interest income (expense), net	1,300	57	(568)
Other income, net	60	74	643
Total other income, net	1,360	131	75
(Loss) income before provision for income taxes	(60,397)	(33,369)	11,458
Provision for income taxes	1	1	6,627
Net (loss) income	$(60,398)	$(33,370)	$4,831

(Loss) earnings per share:
Basic	$(0.25)	$(0.14)	$0.02
Diluted	$(0.25)	$(0.14)	$0.02
Weighted-average common shares outstanding:
Basic	244,118	231,487	218,171
Diluted	244,118	231,487	225,589

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 2, 2021	195,978	$195	$192,071	$(194,886)	$(2,620)
Net income	—	—	—	4,831	4,831
Issuance of common stock, net	16,646	17	39,552	—	39,569
Exercise of stock options	2,865	4	3,946	—	3,950
Exercise of warrants	13,808	14	7,854	—	7,868
Stock-based compensation	—	—	1,580	—	1,580
Restricted stock units vested and distributed	1,140	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(324)	—	(1,136)	—	(1,136)
Balance, January 1, 2022	230,113	231	243,866	(190,055)	54,042
Net loss	—	—	—	(33,370)	(33,370)
Issuance of common stock, net	1,059	1	4,435	—	4,436
Exercise of stock options	414	—	284	—	284
Stock-based compensation	—	—	3,214	—	3,214
Restricted stock units vested and distributed	1,358	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(387)	—	(1,370)	—	(1,370)
Balance, December 31, 2022	232,557	233	250,428	(223,425)	27,236
Net loss	—	—	—	(60,398)	(60,398)
Issuance of common stock, net	19,021	20	52,038	—	52,058
Exercise of stock options	661	—	526	—	526
Stock-based compensation	—	—	4,337	—	4,337
Restricted stock units vested and distributed	1,354	1	(1)	—	—
Balance, December 30, 2023	253,593	$254	$307,328	$(283,823)	$23,759

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Cash flows from operating activities:
Net income (loss)	$(60,398)	$(33,370)	$4,831
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	368	340	127
Interest accrued on convertible promissory notes	—	—	300
Amortization of debt discounts	—	—	228
Non-cash lease expense	640	640	375
Gain on extinguishment of debt	—	—	(643)
Stock-based compensation	4,337	3,214	1,580
Changes in operating assets and liabilities:
Accounts receivable	3,680	4,485	(8,047)
Inventories	(1,345)	4,984	(12,472)
Prepaid expenses and other assets	602	264	(286)
Accounts payable	11,363	2,581	20,166
Accrued payroll and related liabilities	(242)	280	502
Accrued expenses and other liabilities	(606)	1,587	(654)
Net cash provided by (used in) operating activities	(41,601)	(14,995)	6,007
Cash flows from investing activities:
Acquisition of property and equipment	—	(467)	(520)
Net cash used in investing activities	—	(467)	(520)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(1,091)	(2,065)	3,322
Principal repayments under finance lease	(211)	(129)	(20)
Payments on notes payable and long-term debt	(447)	(562)	(17,087)
Proceeds from issuance of common stock, net	52,058	4,436	39,569
Proceeds from exercise of stock options and warrants	526	284	11,818
Payments for taxes related to net share settlement of equity awards	—	(1,370)	(1,136)
Net cash provided by financing activities	50,835	594	36,466
Net change in cash, cash equivalents and restricted cash	9,234	(14,868)	41,953
Cash, cash equivalents and restricted cash at beginning of period	43,611	58,479	16,526
Cash, cash equivalents and restricted cash at end of period	$52,845	$43,611	$58,479

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$40,445	$25,011	$47,679
Restricted cash	12,400	18,600	10,800
Cash, cash equivalents and restricted cash at end of period	$52,845	$43,611	$58,479

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Netlist, Inc. and its wholly owned subsidiaries (collectively the “Company,” “Netlist,” “we,” “us,” or “our”) provides high-performance memory solutions to enterprise customers in diverse industries. Our products, in various capacities and form factors, including our line of custom and specialty memory products bring leading performance to customers in a variety of industries globally. Netlist also licenses its intellectual property.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. Actual results may differ materially from those estimates. We have evaluated events occurring subsequent to December 30, 2023 through the filing date of this Form 10-K and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2023 ended on December 30, 2023, fiscal year 2022 ended on December 31, 2022, and fiscal year 2021 ended on January 1, 2022. All fiscal years presented in this Form 10-K included 52 weeks. Additionally, all quarters included 13 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

Recently Issued Accounting Standards

In December 2023, the FASB issued Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update applies to all entities that are subject to Topic 740. The amendments in this update improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as the effectiveness of certain other income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This standard should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this new standard.

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

Contract Assets and Liabilities

We continually evaluate whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. Generally, we do not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. As of December 30, 2023 and December 31, 2022, there were no contract liabilities.

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

Restricted Cash

Our restricted cash consists of cash to secure standby letters of credit (see Note 3—Credit Agreement and Standby Letters of Credit).

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

Our financial instruments consist principally of cash and cash equivalents, restricted cash, and a revolving line of credit. Cash equivalents consist of short-term investments with original maturities of three months or less and restricted cash consists of cash to secure standby letters of credit (see Note 3—Credit Agreement and Standby Letters of Credit). The carrying value of these instruments approximates their fair value due to their short-term nature. The fair value of the revolving line of credit is estimated by using current applicable rates for similar instruments as of the balance sheet date and an assessment of the credit rating. The carrying values of the revolving line of credit as of December 30, 2023 and December 31, 2022 and the note payable as of December 31, 2022 approximate fair value because the interest rate yield is near current market rates for comparable debt instruments.

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

Our accounts receivable are primarily derived from sales to original equipment manufacturers in the server, high-performance computing and communications markets, as well as from sales to storage customers, appliance customers, system builders and cloud and datacenter customers. We perform credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral. We believe the concentration of credit risk in our accounts receivable is moderated by our credit evaluation process, relatively short collection terms, a high level of credit worthiness of our customers (see Note 10—Major Customers, Suppliers and Products), foreign credit insurance, and letters of credit issued in our favor. The allowance for credit losses is maintained, and such losses historically have not been significant and have been within management’s expectations.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying value of long-lived assets held and used by us in our operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average sales prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. Management believes there is no impairment of long-lived assets as of December 30, 2023 and December 31, 2022.

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

Stock-Based Compensation

Stock-based awards are comprised principally of stock options and restricted stock units (“RSUs”). Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of estimated forfeitures. We use the Black-Scholes option pricing model to determine the grant date fair value of stock options. The model requires us to estimate the expected volatility and expected term of the stock options, which are highly complex and subjective variables. The expected volatility is based on the historical volatility of our common stock. The expected term is computed using the simplified method as our best estimate given our lack of actual exercise history. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on our history and management’s expectation regarding dividend payouts. The grant-date fair value of RSUs equals the closing price of our common stock on the grant date.

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

Foreign Currency Remeasurement

The functional currency of our foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant during 2023, 2022 or 2021.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, shares issuable under the conversion feature of a convertible note using the “if-converted” method, and shares issuable upon the vesting of RSUs. In periods of net loss, basic and diluted loss per share are the same, as the effect of dilutive potential shares on loss per share is anti-dilutive.

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	2023	2022
Raw materials	$4,133	$8,223
Work in process	274	185
Finished goods	7,624	2,278
	$12,031	$10,686

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	2023	2022
Machinery and equipment	$7,684	$7,881
Computer equipment and software	2,015	2,477
Leasehold improvements	770	781
Furniture and fixtures	614	620
Construction in progress	8	6
	11,091	11,765
Less: accumulated depreciation and amortization	(10,321)	(10,627)
	$770	$1,138

Substantially all our property and equipment are located within the United States as of December 30, 2023 and December 31, 2022.

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	2023	2022	2021
Resales of third-party products	$58,900	$136,403	$81,309
Sale of the Company's modular memory subsystems	10,305	25,234	21,046
License fee	—	—	40,000
Total net sales	$69,205	$161,637	$142,355

During the second quarter of 2021, we received and recognized an upfront non-refundable license fee of $40 million as consideration to enter into a Strategic Product Supply and License Agreement (the “Strategic Agreement”) with SK hynix, Inc., a South Korean memory semiconductor supplier, (“SK hynix”). The license fee revenue was recognized when we granted the license of our patents to SK hynix, since the performance obligation was satisfied at a point in time. In connection with the receipt of this fee, during the second quarter of 2021, we recorded a provision for income taxes of $6.6 million related to the Korean withholding tax incurred.

Net product sales by country presented below are based on the billing location of the customer (in thousands):

	2023	2022	2021
United States	$15,253	$39,545	$53,519
People's Republic of China (1)	50,292	114,480	39,480
Other countries	3,660	7,612	9,356
Total net sales	$69,205	$161,637	$102,355
(1)	People’s Republic of China includes Hong Kong and Taiwan.

The United States and China accounted for more than 10% of our net product sales for 2023, 2022 and 2021.

Earnings (Loss) Per Share

The following table shows the computation of basic and diluted earnings (loss) per share of common stock (in thousands, except per share data):

	2023	2022	2021
Numerator:
Net (loss) income	$(60,398)	$(33,370)	$4,831
Denominator:
Weighted-average basic shares outstanding	244,118	231,487	218,171
Effect of dilutive securities	—	—	7,418
Weighted-average diluted shares	244,118	231,487	225,589

Basic (loss) earnings per share	$(0.25)	$(0.14)	$0.02
Diluted (loss) earnings per share	$(0.25)	$(0.14)	$0.02

No allocation of undistributed earnings to participating securities was performed for periods with net loss as such securities do not have a contractual obligation to share in our loss.

The table below sets forth potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method, shares issuable upon conversion of the SVIC Note (see Note 4—Debt) using the “if-converted” method, and the vesting of RSUs. These potential weighted average common share equivalents have been excluded from the diluted net loss per share for 2023 and 2022 calculations above, as their effect would be anti-dilutive (in thousands):

	2023	2022	2021
Weighted average common share equivalents	3,017	4,848	7,418

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$47	$90	$56
Income taxes	$1	$1	$6,601
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in liabilities	$—	$22	$414
Gain on extinguishment of debt	$—	$—	$643
Debt financing of insurance	$—	$447	$562

Note 3—Credit Agreement and Standby Letters of Credit

SVB Credit Agreements

On October 31, 2009, Netlist and Silicon Valley Bank entered into a credit agreement, which may from time to time be amended, modified, supplemented or restated, (“the 2009 SVB Credit Agreement”), which provides for a revolving line of credit up to $10.0 million, as amended. The 2009 SVB Credit Agreement was amended on April 29, 2022, and the borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. Borrowings accrued interest on advance at a per annum rate equal to the greater of 0.75% above the Wall Street Journal prime rate (“Prime Rate”) or 4.25%.

On the maturity date, April 28, 2023, the 2009 SVB Credit Agreement terminated in accordance with its terms. In connection with the termination of the 2009 SVB Credit Agreement, all outstanding obligations for principal, interest, and fees were paid in full and all liens securing such obligations were released.

On November 7, 2023, we entered into a loan and security agreement (the “2023 SVB Credit Agreement”) with Silicon Valley Bank, a division of First-Citizen Bank & Trust Company (“SVB”), which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Prime Rate. The maturity date is November 7, 2025.

The 2023 SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheets. As of December 30, 2023, (i) outstanding letters of credit were $12.4 million, (ii) outstanding borrowings were $3.8 million, and (iii) availability under the revolving line of credit was $0.

As of December 30, 2023, all obligations under the 2023 SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets. The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of December 30, 2023, we were in compliance with our covenants under the 2023 SVB Credit Agreement.

Standby Letters of Credit

As of December 30, 2023, the amount of outstanding letters of credit was approximately $12.1 million, consisting of an irrevocable letter of credit issued by Silicon Valley Bank on our behalf to a third party expiring on December 31, 2023, which was subsequently amended on January 4, 2024 to extend the term to December 31, 2024, and two irrevocable letters of credit issued by Citibank, N.A. on our behalf to third parties expiring on May 15, 2024 and

June 6, 2024, respectively. As of December 30, 2023, no amount has been drawn from the letters of credit. A standby letter of credit is a guarantee of payment issued by a bank on our behalf that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party.

Note 4—Debt

Our debt consisted of the following (in thousands):

	2023	2022
Notes payable	$—	$447
Less: amounts due within one year	—	(447)
Long-term debt	$—	$—

Secured Convertible Note

On November 18, 2015, in connection with entering into the Joint Development and License Agreement (the “JDLA”) with Samsung Electronics Co., Ltd. (“SECL”), we issued to SVIC No. 28 New Technology Business Investment L.L.P., a Korean limited liability partnership (“SVIC”) a secured convertible note (the “SVIC Note”) and stock purchase warrant (the “SVIC Warrant”). The SVIC Note had an original principal amount of $15.0 million, accrued interest at a rate of 2.0% per year, was due and payable in full on December 31, 2021, and was convertible into shares of our common stock at a conversion price of $1.25 per share, subject to certain adjustments, on the maturity date of the SVIC Note. Upon our change of control prior to the maturity date of the SVIC Note, the SVIC Note might, at our option, be assumed by the surviving entity or be redeemed upon the consummation of such change of control for the principal and accrued but unpaid interest as of the redemption date. The SVIC Warrant granted SVIC a right to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share, subject to certain adjustments, was only exercisable in the event we would exercise our right to redeem the SVIC Note prior to its maturity date, and would expire on December 31, 2025. In December 2021, we repaid the full amounts outstanding under the SVIC Note and issued 2,000,000 shares of our common stock upon the exercise of 2,000,000 of our warrants by SVIC for cash proceeds of $0.6 million.

The SVIC Warrant was valued at $1.2 million, based on its relative fair value, and was recorded as a debt discount. We also recorded $0.2 million of debt issuance costs as a debt discount for professional services fees rendered in connection with the transaction. These amounts were being amortized to interest expense over the term of the SVIC Note using the interest method. For 2021, we amortized $0.2 million, to interest expense in the accompanying consolidated statements of operations. The effective interest rate, including accretion of the SVIC Note to par and amortization of debt issuance costs, was approximately 3.4%.

In connection with the SVIC Note, SVIC was granted a first priority security interest in our patent portfolio and a second priority security interest in all of our other tangible and intangible assets. Upon issuance of the SVIC Note, Netlist, SVB and SVIC entered into an Intercreditor Agreement pursuant to which SVB and SVIC agreed to their relative security interests in our assets. Additionally, upon issuance of the SVIC Note and the SVIC Warrant, Netlist and SVIC entered into a Registration Rights Agreement pursuant to which we were obligated to register with the Securities and Exchange Commission, upon demand by SVIC, the shares of our common stock issuable upon conversion of the SVIC Note or upon exercise of the SVIC Warrant. The SVIC Note subjected us to certain affirmative and negative operating covenants. We made the repayment of $16.8 million on December 27, 2021 and SVIC purchased 2,000,000 shares of common stock at an exercise price of $0.30 per share on December 28, 2021. As a result, neither the SVIC Note nor the SVIC Warrant remained outstanding as of December 30, 2023 and December 31, 2022.

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

Insurance Policy Finance Agreement

As of December 30, 2023 and December 31, 2022, we had $0 and $0.4 million, respectively, in short-term notes payable for the financing of insurance policies. On January 4, 2023, we entered into a short-term note payable for $0.4 million bearing interest at 7.2% to finance insurance policies. Principal and interest payments on this note began on January 15, 2023 and were made evenly based on a straight line amortization over a 9-month period with the final payment made on September 15, 2023.

Note 5—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	2023	2022	2021
Lease cost:
Operating lease cost	$772	$786	$422
Finance lease cost
Amortization of right-of-use assets	$98	$67	$21
Interest on lease liabilities	9	11	3
Total finance lease cost	$107	$78	$24

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$684	$653	$403
Operating cash flows from finance leases	9	11	3
Financing cash flows from finance leases	211	129	20
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$588	$2,152
Finance leases	—	372	20
Lease modification to increase operating lease assets	187	204	—

Supplemental balance sheet information related to leases was as follows (in thousands):

	2023	2022
Operating Leases
Operating lease right-of-use assets	$1,590	$2,043
Accrued expenses and other current liabilities	$617	$451
Operating lease liabilities	1,213	1,744
Total operating lease liabilities	$1,830	$2,195

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(219)	(121)
Property and equipment, net	$269	$367
Accrued expenses and other current liabilities	$90	$211
Other liabilities	7	96
Total finance lease liabilities	$97	$307

The following table includes supplemental information:

	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	2.9	3.9
Finance leases	0.7	1.5

Weighted Average Discount Rate
Operating leases	5.6%	5.5%
Finance leases	4.4%	4.4%

Maturities of lease liabilities as of December 30, 2023 were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2024	$702	$91
2025	624	5
2026	639	3
2027	22	—
2028	—	—
Total lease payments	1,987	99
Less: imputed interest	(157)	(2)
Total	$1,830	$97

Note 6—Income Taxes

United States and foreign income (loss) before provision for income taxes was as follows (in thousands):

	2023	2022	2021
United States	$(59,868)	$(32,857)	$12,016
Foreign	(529)	(512)	(558)
	$(60,397)	$(33,369)	$11,458

The provision for income taxes consisted of the following (in thousands):

	2023	2022	2021
Current:
Federal	$—	$—	$—
State	1	1	27
Foreign	—	—	6,600
Total current	1	1	6,627
Deferred:
Federal	(12,833)	(7,822)	(1,897)
State	(1,189)	(1,006)	(1,913)
Foreign	4	17	15
Change in valuation allowance	14,018	8,811	3,795
Total deferred	—	—	—
Provision for income taxes	$1	$1	$6,627

Income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for 2023, 2022 and 2021. The reconciliation of this difference is as follows (in thousands):

	2023	2022	2021
Statutory federal income tax rate	(21%)	(21%)	21%
Foreign withholding taxes	—%	—%	46%
Excess tax benefits from equity awards	—%	(3%)	(27%)
Change in valuation allowance	21%	24%	15%
Other	—%	—%	3%
Effective tax rate	—%	—%	58%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2023	2022
Deferred tax assets:
Operating loss carryforward	$54,762	$42,306
Tax credit carryforwards	5,028	4,828
Capitalized research and development expenses	3,049	1,767
Reserves and allowances	1,028	1,022
Foreign operating loss carryforward	658	662
Stock-based compensation	806	784
Other	1,074	1,470
Total deferred tax assets	66,405	52,839
Deferred tax liabilities:
Operating lease right-of-use assets	(365)	(473)
Prepaid expenses	(48)	(218)
Depreciation and amortization	(124)	(195)
Total deferred tax liabilities	(537)	(886)
Net deferred tax assets	65,868	51,953
Valuation allowance	(65,868)	(51,953)
	$—	$—

We evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 30, 2023 and December 31, 2022, a valuation allowance of $65.9 million and $52.0 million, respectively, has been provided based on our assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by $13.9 million, $8.9 million and $3.8 million during 2023, 2022, and 2021, respectively. These increases in these years primarily relate to the increases in the net operating loss (“NOL”) carryforward and tax credit carryforwards.

As of December 30, 2023, we had $219.9 million of federal NOL carryforwards, of which $104.2 million will expire from 2029 through 2037, and $115.7 million of which will be carried forward indefinitely, and $97.1 million of state NOL carryforwards that will expire from 2029 through 2042. We had federal and state tax credit carryforwards of $2.7 million and $2.3 million, respectively, at December 30, 2023. Federal tax credit carryforwards began to expire in 2023 and state tax credits carryforward indefinitely. In addition, we had $0.5 million of NOL in the People’s Republic of China (“PRC”) that expired in 2023, with a remaining amount of $2.6 million of NOL carryforward in the PRC at December 30, 2023. Utilization of the NOL and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code (the “Code”) and similar state and foreign law provisions. Under Section 382 of the Code, substantial changes in our ownership may limit the amount of NOL and tax credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of NOL and tax credit carryforwards but may limit the amount available in any given future period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

We file income tax returns with federal, state and foreign jurisdictions. We are no longer subject to Internal Revenue Service (“IRS”) or state examinations for periods prior to 2019, although certain carryforward attributes that were generated prior to 2019 may still be adjusted by the IRS.

We include interest and penalties related to uncertain tax positions within the provision for income taxes. As of December 30, 2023 and December 31, 2022, the interest or penalties accrued related to unrecognized tax benefits were insignificant, and during 2023, 2022 and 2021, the interest and penalties related to uncertain tax position recorded were insignificant. As of December 30, 2023, we had no unrecognized tax benefits that would significantly change in the next 12 months.

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

Google Litigations

On December 4, 2009, Netlist filed a patent infringement lawsuit against Google in the U.S. District Court for the Northern District of California (the “NDCA”), seeking damages and injunctive relief based on Google’s alleged infringement of our U.S. Patent No. 7,619,912 (the “‘912 Patent”). The current judge assigned to the case, Hon. Chief Judge Seeborg, entered an order via stipulation on October 17, 2022 staying the NDCA Google case until the resolution of a pending case filed by Netlist, Inc. against Samsung Electronics Co., Ltd., Samsung Semiconductor Inc., and Samsung Electronics America Inc. (collectively, “Samsung”) in the United States District Court for the Eastern District of Texas (“EDTX”) (Netlist, Inc. v. Samsung Elecs. Co., Ltd. et al., Case No. 2:22-cv-00293-JRG).

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

On October 15, 2021, SECL and Samsung Semiconductor Inc. (“SSI”) initiated a declaratory judgement action against Netlist in the U.S. District Court for the District of Delaware (“DDE”) (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA). On September 12, 2022, Netlist amended its Counterclaims to include counterclaims against Google, LLC and Alphabet, Inc (together, “Google”). On November 15, 2022, Google responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to sever and stay the counterclaims. As of the reporting date, the Court heard oral arguments for Google’s Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations. On October 10, 2023, the DDE Court entered an order granting-in-part and denying-in-part SECL and SSI’s prior motion to stay the matter in light of pending Inter Partes Reviews (“IPRs”) and a Ninth Circuit appeal, in effect staying claims with respect to Netlist’s U.S. Patent Nos. 9,858,218 (the “‘218 Patent”) and 10,474,595 (the “‘595 Patent”), while allowing claims under Netlist’s U.S. Patent No. 10,217,523 (the “‘523 Patent”) to proceed. On October 20, 2023, the Court held a claim construction hearing involving all parties. As part of the hearing, the Court also sought feedback from parties as to the issue of whether the matter should be stayed pending review of the Ninth Circuit’s recent unpublished decision on the underlying Central District of California action. On December 1, 2023, the Court entered an Oral Order staying the matter until the development of any action by any other court pertaining to Samsung’s and Netlist’s rights under the JDLA that may merit lifting the stay.

Micron Litigations

On April 28, 2021, Netlist filed a complaint for patent infringement against Micron in the U.S. District Court for the Western District of Texas, Waco Division (“WDTX”) (Case No. 6:21-cv00431 & Case No. 6:21-cv-00430). These proceedings are based on the alleged infringement by Micron’s LRDIMM and Micron’s non-volatile dual in line memory modules (“NVDIMM”) enterprise memory modules under four U.S. patents – U.S. Patent Nos. 10,489,314 (the “‘314 Patent”), 9,824,035 (the “‘035 Patent”), 10,268,608 (the “‘608 Patent”), and 8,301,833 (the “‘833 Patent”). The consolidated case was assigned to Hon. Judge Lee Yeakel (new Case No. 1:22-cv-00134, and 1:22-cv-00136), and the parties have completed briefing on their claim construction arguments. On May 11, 2022, Judge Yeakel entered a stay of the case pending the resolution of Micron’s requested IPR proceedings against the four patents asserted by Netlist in these consolidated cases (the ‘833, ‘035, ‘608, and ‘314 Patents). On May 4, 2023, the consolidated cases were reassigned to Docket II in the WDTX Austin Division, given Hon. Judge Yeakel’s retirement. As of the reporting date, the parties have filed a status report with Austin District Court Judge Robert Pitman, and the matter remains assigned to Judicial Docket II pending reassignment to an Article III Judge.

As noted above, Micron filed requests to bring IPR proceedings against Netlist’s ‘314, ‘035, ‘608, and ‘833 Patents. The PTAB granted Micron’s request for the ‘035, ‘833, and ‘314 Patents, but denied its request for instituting an IPR trial for the ‘608 Patent. The PTAB further denied Micron’s request for rehearing on the ‘608 Patent’s institution denial. Oral arguments were presented for the ‘035 Patent IPR on April 19, 2023, with the PTAB finding claims 2 and 6 of the ‘035 Patent patentable. On August 28, 2023, the PTAB determined that all challenged claims of the ‘833 Patent were unpatentable. On October 30, 2023, the PTAB determined that all challenged claims of the ‘314 Patent were patentable. On December 29, 2023, Micron filed a Notice of Appeal for the ‘314 Patent IPR decisions, indicating its intent to challenge the PTAB’s validity findings at the United States Court of Appeals for the Federal Circuit. As of the reporting date, Micron has not yet submitted its opening appeal brief.

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

On June 10, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX, Marshall Division (Case No. 2:22-cv-00203-JRG-RSP). These proceedings are based on the alleged infringement by Micron for the sale of its LRDIMMs, its memory modules utilizing on-board power management (“PMIC”), and its high bandwidth memory (“HBM”) components, under six U.S. Netlist patents: U.S. Patent Nos. 8,787,060 (the “‘060 Patent”), 9,318,160 (the “‘160 Patent), 10,860,506 (the “‘506 Patent”), 10,949,339 (the “‘339 Patent”), 11,016,918 (the “‘918 Patent”), and 11,232,054 (the “‘054 Patent”). The claim construction hearing took place before Hon. Magistrate Judge Roy Payne on July 26, 2023, and on October 30, 3023 the Court entered an Order confirming the Claim Construction outcome. The Jury Trial was initially scheduled to begin on January 22, 2024, but as of the reporting date the Court has stayed the matter pending the outcome of the ‘060 and ‘160 Patent IPRs.

On August 1, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX (Case No. 2:22-cv-00294) under the ‘912 Patent, for Micron’s alleged infringement by the sale of its LRDIMMs and RDIMMs. On August 15, 2022, Netlist filed its first amended complaint, further addressing Micron’s infringement of U.S. Patent Nos. 9,858,215 (the “‘215 Patent”) and 11,093,417 (the “‘417 Patent”). On October 21, 2022, Hon. Chief Judge Gilstrap ordered that this Micron action and a parallel action by Netlist against defendants Samsung on the same patents (Case No. 2:22-cv-00293-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that the Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in that case for all pretrial matters. The claim construction hearing was advanced and took place before Hon. Chief Judge Gilstrap on September 26, 2023. On November 21, 2023, the Court entered its Claim Construction Order. As of the reporting date, the consolidated case is set for a final pretrial conference on March 6, 2024, with jury trial beginning on April 22, 2024.

On November 18, 2022, Micron filed IPR requests contesting the validity of the ‘912, ‘339, and ‘506 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). As of the reporting date, Micron’s ‘912, ‘339, and ‘506 Patent IPRs have been joined with the corresponding Samsung IPR proceedings for the same respective patents. Oral hearings for the joined Samsung ‘339 and ‘506 Patents IPRs were held on July 19, 2023 and July 20, 2023, respectively. On June 30, 2023, the PTAB resumed the trial on the Samsung ‘912 Patent IPR (which included Micron’s claims via joinder) following USPTO Director Katherine Vidal’s sua sponte Director Review and scheduled the ‘912 Patent IPR for an oral hearing on January 31, 2024. On October 17, 2023 and October 18, 2023, the PTAB issued final written decisions stating that all challenged claims of the ‘506 and ‘339 Patents were unpatentable, respectively. Netlist filed Requests for Rehearing of the ‘506 and ‘339 Patent IPRs final written decisions on November 16, 2023 and November 17, 2023, respectively. On December 20, 2023, the Board denied Netlist’s Request for Rehearing on the ‘506 Patent IPR result. As of the reporting date, Netlist has filed a Notice of Appeal challenging the Board’s final written decision for the ‘506 Patent, and the PTAB denied Netlist’s Request for Rehearing on the ‘339 Patent IPR result. On January 31, 2024, an oral hearing was conducted for the Samsung ‘912

Patent IPR proceeding joined by Micron. As of the reporting date, the PTAB has not yet entered its final written decision for the ‘912 Patent IPR.

On January 6, 2023, Micron filed IPR requests contesting the validity of the ‘918 and ‘054 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). On June 23, 2023, the matters were joined with the corresponding Samsung IPRs on the same patents. On September 5, 2023, oral hearings for the ‘918 and ‘054 Patent IPRs were held. On December 5, 2023 and December 6, 2023, the PTAB entered final written decisions for the ‘918 and ‘054 Patent IPRs, respectively, finding in both instances that all challenged claims were unpatentable. On January 5, 2024 and January 6, 2024, Netlist filed requests for USPTO Director Review of the ‘918 and ‘054 Patents final written decisions, respectively. As of the reporting date, the PTAB and USPTO has not responded to Netlist’s requests.

On May 8, 2023, Micron filed IPR requests contesting the validity of the ‘060 and ‘160 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). On October 26, 2023, the PTAB instituted the Micron ‘060 and ‘160 Patent IPRs and joined them with the earlier-filed ‘060 and ‘160 Patent IPRs. An oral hearing was held on January 11, 2024, and as of the reporting date the PTAB has not issued its final written decisions.

On July 28, 2023, Micron filed two IPR petitions contesting the validity of the ‘215 and ‘417 Patents. On January 3, 2024, the PTAB granted institution and joinder to Samsung’s earlier-filed IPRs for the same two patents.

On December 11, 2023, Micron filed a complaint in the District Court for the Fourth Judicial District of the State of Idaho alleging Netlist violated Idaho Code § 48-1703 through its assertion of the ‘833 Patent in the WDTX (hereafter the “First Idaho Complaint”). Netlist removed the matter from State Court to the Federal District Court for the District of Idaho on January 2, 2024. On January 18, 2024, the matter was assigned to Judge David C. Nye for all proceedings. On February 7, 2024, Netlist moved to dismiss Micron’s First Idaho Complaint, and on February 8, 2024 responded to a motion from Micron to remand the matter back to Idaho State Court. Micron’s reply in support of its remand motion is due February 22, 2024, and its response to Netlist’s Motion to Dismiss the case is due February 28, 2024.

On December 22, 2023, Netlist filed a Declaratory Judgment action in the Federal District Court for the EDTX, Marshall Division, seeking confirmation from the Court that Netlist has not made a bad-faith assertion of patent infringement against Micron. On January 19, 2024, Micron filed a Motion to Dismiss. On February 7, 2024, Netlist amended its complaint, which set Micron’s responsive pleading to be due February 21, 2024. The Court has set a scheduling conference for this matter on March 25, 2024.

On January 16, 2024, Micron filed a second complaint in the District Court for the Fourth Judicial District of the State of Idaho alleging Netlist violated Idaho Code § 48-1703, this time for Netlist’s assertion of the ‘918 and ‘054 Patents in the EDTX. As of the reporting date, Netlist removed the matter from State Court to the Federal District Court for the District of Idaho.

Samsung Litigations

On May 28, 2020, Netlist filed a complaint against Samsung in the U.S. District Court for the Central District of California for Samsung’s breach of the parties’ JDLA. On July 22, 2020, Netlist amended its complaint to seek a declaratory judgment that it properly terminated the JDLA in light of Samsung’s material breaches. On October 14, 2021, the Court entered summary judgment in Netlist’s favor and confirmed Netlist properly terminated the JDLA as of July 15, 2020. On February 15, 2022, the Court entered a final judgment in favor of Netlist on each of its three claims and confirmed that the licenses granted by Netlist under the JDLA were terminated. On February 25, 2022, Samsung filed a Notice of Appeal, and the Federal Court of Appeals for the Ninth Circuit Court of Appeals issued a Time Schedule Order on February 28, 2022. On August 4, 2022, Netlist filed a cross-appeal seeking the Appeal Court’s reconsideration of the District Court’s finding that the fees Netlist paid to PwC were consequential damages, rather than recoverable general damages. On June 8, 2023, the Ninth Circuit Court of Appeals heard oral arguments from both parties on the matter following completion of all briefing. On October 17, 2023, the Ninth Circuit panel issued an unpublished memorandum affirming-in-part and reversing-and-remanding-in-part the District Court’s rulings. On November 8, 2023, the Ninth Circuit issued a mandate to the California Central District Court, whereupon the Court issued an Order reopening the case as of November 13, 2023. After collecting a joint statement of the case from the parties, the Court ordered the parties to rebrief the remaining issues in the summary judgment proceedings based only on the existing record. On February 5, 2024, the Court held a hearing on the remaining summary judgment issues, and on February 6, 2024 issued an Order denying all of the parties’ various pending motions. In the same Order, the Court set the matter for a jury trial to begin on March 26, 2024, with a final pretrial conference set for March 18, 2024.

On October 15, 2021, Samsung initiated a declaratory judgement action against Netlist in the DDE (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA), where it requested in relevant part that the DDE declare that Samsung does not infringe the ‘218, ‘523, ‘595, ‘506, ‘339, ‘912 and ‘918 Patents, while later seeking leave to add the ‘054 Patent (issued Jan. 25, 2022) to its action. On August 1, 2022, Hon. Judge Andrews dismissed all of Samsung’s counts related to Netlist’s ‘912, ‘506, ‘339, and ‘918 Patents, and denied Samsung’s request to bring its ‘054 Patent claims in Delaware. On September 12, 2022, Netlist amended its Counterclaims to include counterclaims tying Google to the action. On November 15, 2022, Google responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to Sever and Stay the counterclaims. On May 22, 2023, the Court heard oral arguments on Google’s Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations. On October 10, 2023, the Court entered an order granting-in-part and denying-in-part Samsung’s prior motion to stay the matter in light of pending IPRs and a Ninth Circuit appeal, staying claims with respect to the ‘218 and ‘595 Patents, while allowing claims under the ‘523 Patent to proceed. On December 1, 2023, the Court entered an Oral Order staying the matter entirely until the development of any action by any other court pertaining to Samsung’s and Netlist’s rights under the JDLA that may merit lifting the stay.

On November 19, 2021, Samsung filed IPR requests contesting the validity of the ‘218, ‘595, and ‘523 Patents. Netlist filed its initial responses to Samsung’s IPR petitions on February 18, 2022, contesting the institution of any IPR on the grounds propounded. On May 3, 2023, the PTAB issued a final written decision finding all of the claims of the ‘523 Patent valid and patentable, while on May 8, 2023 and May 9, 2023, it found all of the claims of the ‘218 and ‘595 Patents, respectively, unpatentable.

On December 20, 2021, Netlist filed a complaint for patent infringement against Samsung in the EDTX (Case No. 2:21-cv-00463-JRG) under the ‘506, ‘339, and ‘918 Patents. On May 3, 2022, Netlist entered a First Amended Complaint pursuant to the Federal Rules of Civil Procedure (“FRCP”) Rule 15, adding claims for infringement under three additional patents: the ‘060, ‘160, and ‘054 Patents. The ‘506, ‘339, ‘918, ‘060, ‘160, and ‘054 Patents are hereafter collectively referred to as the “EDTX1 Patents.” Netlist brought claims under the ‘339, ‘918, ‘054, ‘060, and ‘160 Patents in its Jury Trial, which concluded on April 21, 2023, with the entry of the jury’s verdict into the public record. The jury unanimously found that Samsung willfully infringed Netlist’s ‘339, ‘918, ‘054, ‘060, and ‘160 Patents through the sale of their DDR4 LRDIMMs, DDR5 DIMMs, and HBMs, and that none of the patent claims asserted at trial were invalid. The jury awarded Netlist, Inc. a total of approximately $303 million for Samsung’s infringement. On May 30, 2023, Hon. Chief Judge Gilstrap conducted a bench trial to assess the merits of Samsung’s affirmative defenses excusing its infringement of only the ‘339, ‘918, and ‘054 Patents. On August 11, 2023, Chief Judge Gilstrap issued a memorandum and Order denying Samsung’s requested relief and finding that the ‘918 and ‘054 patents were not unenforceable due to equitable estoppel, prosecution laches, or unclean hands, and that the ‘339 patent was not unenforceable due to unclean hands. The same day, the Court entered a Final Judgment against the Samsung Defendants for $303 million for Samsung’s willful infringement through the date of trial, but declined awarding enhanced damages. As of the reporting date, the parties have filed post-judgment motions, including a motion by Samsung to vacate the final judgment in light of the Ninth Circuit’s recent decision. The parties have briefed all of the post-judgment motions, and as of the reporting date the Court has not yet entered its final order. Additionally, as of the reporting date, all of the EDTX1 Patents are either subject to IPR final written decisions, or an IPR trial. The outcome of each of the IPR proceedings related to each of the EDTX1 Patents may affect the underlying collectability of the jury award in this matter.

On February 17, 2022, Samsung filed an IPR request contesting the validity of only claim 16 within the ‘912 Patent. Samsung then filed two additional IPR requests contesting the validity of the ‘506 and ‘339 Patents. Netlist filed its Patent Owner’s Preliminary Response for the ‘912 and ‘339 Patent IPRs on July 21, 2022, and for the ‘506 Patent IPR

on July 28, 2022. On January 19, 2023, the PTAB instituted IPR trials on both the ‘912 and ‘339 Patents. The following day, the PTAB instituted an IPR trial on the ‘506 Patent. On October 19, 2022, the PTAB instituted IPR trials on the ‘912 and ‘339 Patents, while two days later it instituted an IPR trial on the ’506 Patent. On January 5, 2023, USPTO Director Katherine K. Vidal entered an Order in the ‘912 Patent proceeding mandating a sua sponte Director review of the Board’s decision granting institution of the ‘912 Patent and staying the underlying proceedings in lieu of a supplemental briefing schedule set by the Director herself. On February 3, 2023, Director Vidal entered a decision requiring the assigned Board to reevaluate Netlist’s request for discovery on the admitted relationship between Samsung and Google and reassess whether Google is a “Real Party in Interest.” On June 30, 2023, the Board resumed the trial on the Samsung ‘912 Patent IPR, which now also includes Micron’s claims via joinder (see above), and scheduled the ‘912 Patent IPR for further substantive briefing and an oral hearing on January 31, 2024. On October 17, 2023 and October 18, 2023, the PTAB issued final written decisions stating that all challenged claims of the ‘506 and ‘339 Patents were unpatentable, respectively. Netlist filed Requests for Rehearing of the ‘506 and ‘339 Patent IPR final written decisions on November 16, 2023 and November 17, 2023, respectively. On December 20, 2023, the Board denied Netlist’s Request for Rehearing on the ‘506 Patent IPR result. As of the reporting date, Netlist has filed a Notice of Appeal challenging the Board’s final written decision for the ‘506 Patent, and the PTAB denied Netlist’s Request for Rehearing on the ‘339 Patent IPR result. On January 31, 2024, an oral hearing was conducted for the Samsung ‘912 Patent IPR proceeding joined by Micron. As of the reporting date, the PTAB has not yet entered its final written decision for the ‘912 Patent IPR.

On May 17, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘918 and ‘054 Patents. On December 6, 2022, the Board instituted an IPR trial for the ‘054 Patent, and then instituted an IPR trial for the ‘918 Patent the next day. Micron has joined these Samsung IPRs on the ‘918 and ‘054 Patents, and oral arguments were heard on September 7, 2023. On December 5, 2023 and December 6, 2023, the PTAB entered final written decisions for the ‘918 and ‘054 Patent IPRs, respectively, finding in both instances that all challenged claims were unpatentable. On January 5, 2024 and January 6, 2024, Netlist filed requests for USPTO Director Review of the ‘918 and ‘054 Patents, respectively, final written decisions. As of the reporting date, the PTAB and USPTO have not responded to Netlist’s requests for rehearing on these IPR final written decisions.

On June 3, 2022, Netlist filed patent infringement lawsuits against Samsung in Dusseldorf, Germany, seeking damages for Samsung’s infringement of Netlist’s patents EP735 and EP660. An Oral Hearing was held in the Dusseldorf Court on September 5, 2023 to determine the question of infringement specifically. The Court confirmed at the hearing that an Order would issue either staying the matter until a decision was reached on validity by the German Federal Patent Court, or a dismissal of the case if there were no infringement. On September 25, 2023, the Dusseldorf Court entered a stay of the matter until the German Federal Patent Court renders a decision in the nullity actions currently pending for EP735 and EP660. As of the reporting date, the German Federal Patent Court’s oral hearing on EP735 is set in March 2024, while the hearing on EP660 is set for July 2024.

On August 1, 2022, Netlist filed a complaint for patent infringement against Samsung in the EDTX (Case No. 2:22-cv-00293) under the ‘912 Patent, which relates generally to technologies to implement rank multiplication. On August 15, 2022, Netlist filed its first amended complaint here, further addressing Samsung’s infringement of the ‘215 and ‘417 Patents. On October 21, 2022, Hon. Chief Judge Gilstrap ordered that this action and a parallel action by Netlist against Micron on the same patents (22-cv-00294-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that this Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in therefore all pretrial matters. The claim construction hearing was advanced and took place before Hon. Chief Judge Gilstrap on September 26, 2023. On November 21, 2023, the Court entered its Claim Construction Order. As of the reporting date, the consolidated case has a docket control order listing the final pretrial conference on March 6, 2024, with jury trial beginning on April 22, 2024.

On August 26, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘060 and ‘160 Patents. On January 19, 2023, Netlist filed its Patent Owner Preliminary Responses in those proceedings. An oral hearing was held on January 11, 2024, and as of the reporting date the PTAB has not issued its final written decisions.

On January 10, 2023, Samsung filed two IPR petitions contesting the validity of the ‘215 and ‘417 Patents. The Board accorded these IPRs a filing date of January 10, 2023 and Netlist filed its Patent Owner Preliminary Responses by the May 9, 2023 deadline. On August 1, 2023, the Board entered an Order instituting a trial for both of Samsung’s IPR petitions. The Board simultaneously set a schedule for briefing deadlines, and the date for oral arguments on May 3, 2024. On January 3, 3024, the PTAB joined the later-filed and substantially-identical Micron IPRs for the ‘215 and ‘417 Patents to Samsung’s IPRs. As of the reporting date, Netlist has filed its Patent Owner Response, and awaits further briefing by Petitioner Samsung.

On April 27, 2023, Samsung filed an IPR petition contesting the validity of the ‘608 Patent. The Board accorded Samsung’s IPR petition a filing date on June 14, 2023. On December 12, 2023, the PTAB instituted an IPR trial for the ‘608 Patent, despite having previously denied institution from Micron’s earlier-filed IPR petition of the same Patent. On December 26, 2023, Netlist filed a request for review of the institution decision by the Director of the USPTO. As of the reporting date, the PTAB and USPTO Director have denied Netlist’s requests. Netlist’s deadline to file a Patent Owner’s Response is currently set for March 29, 2024.

On October 9, 2023, Samsung initiated a second declaratory judgement action against Netlist in the DDE (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:23-cv-01122-RGA), where it requested in relevant part that the DDE declare that Samsung does not infringe Netlist’s U.S. Patent No. 11,386,024 (the “‘024 Patent”) and that Netlist allegedly breached its contractual obligations to the Joint Electron Device Engineering Council and thus harmed Samsung as a third-party beneficiary. Netlist filed a motion to dismiss the action on November 6, 2023. As of the reporting date, the parties have completed briefing on Netlist’s motion and the Court has yet to enter an order.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of December 30, 2023 or December 31, 2022.

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

July 2021 Lincoln Park Purchase Agreement

On July 12, 2021, we entered into a purchase agreement (the “July 2021 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $17.4 million in shares of our common stock subject to the conditions and limitations set forth in the July 2021 Purchase Agreement. As consideration for entering into the July 2021 Purchase Agreement, we issued to Lincoln Park 80,000 shares of our common stock as initial commitment shares in a noncash transaction on July 12, 2021 and would issue up to 120,500 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We would not receive any cash proceeds from the issuance of these additional commitment shares.

During 2021, Lincoln Park purchased an aggregate of 2,383,748 shares of our common stock for a net purchase price of $17.4 million under the July 2021 Purchase Agreement. In connection with the purchases, during 2021, we issued to Lincoln Park an aggregate of 120,500 shares of our common stock as additional commitment shares in noncash transactions. In October 2021, we completed the sales under the July 2021 Purchase Agreement.

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into a purchase agreement (the “September 2021 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. Concurrent with the execution of the September 2021 Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park relating to our common stock to be sold to Lincoln Park. As consideration for entering into the September 2021 Purchase Agreement, we issued to Lincoln Park 218,750 shares of our common stock as initial commitment shares in a noncash transaction on September 28, 2021 and will issue up to 143,750 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares.

Pursuant to the September 2021 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the September 2021 Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 750,000 shares of our common stock, provided Lincoln Park’s obligation under any single such purchase will not exceed $4.0 million, unless we and Lincoln Park mutually agree to increase the maximum amount of such single regular purchase. If we direct Lincoln Park to purchase the maximum number of shares of common stock we then may sell in a regular purchase, then in addition to such regular purchase, and subject to certain conditions and limitations in the September 2021 Purchase Agreement, we may direct Lincoln Park to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding regular purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the September 2021 Purchase Agreement. Under certain circumstances and in accordance with the September 2021 Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

We control the timing and amount of any sales of our common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for our common stock under the September 2021 Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the September 2021 Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the September 2021 Purchase Agreement if that would result in Lincoln Park beneficially owning more than 9.99% of our common stock.

The September 2021 Purchase Agreement does not limit our ability to raise capital from other sources at our sole discretion, except that, subject to certain exceptions, we may not enter into any Variable Rate Transaction (as defined in the September 2021 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the September 2021 Purchase Agreement. We have the right to terminate the September 2021 Purchase Agreement at any time and at no cost to us.

During 2021, Lincoln Park purchased an aggregate of 1,550,000 shares of our common stock for a net purchase price of $10.9 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 20,809 shares of our common stock as additional commitment shares in noncash transactions. During 2022, Lincoln Park purchased an aggregate of 1,050,000 shares of our common stock for a net purchase price of $4.4 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 8,502 shares of our common stock as additional commitment shares in noncash transactions. During 2023, Lincoln Park purchased an aggregate of 7,865,000 shares of our common stock for a net purchase price of $23.4 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 44,939 shares of our common stock as additional commitment shares in noncash transactions.

Subsequently, from December 31, 2023 through February 19, 2024, Lincoln Park purchased an aggregate of 1,235,000 shares of our common stock for a net purchase price of $2.1 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 4,068 shares of our common stock as additional commitment shares in noncash transactions.

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

In addition, pursuant to the 2023 Purchase Agreement, the Company and our director and executive officers entered into lock-up agreements, pursuant to which they agreed not to offer for sale, contract to sell, or sell any shares of the Company’s common stock or any securities convertible into, or exercisable or exchangeable for, shares of the Company’s common stock, for a period of 90 days from the closing of the 2023 Offering, subject to certain customary exceptions.

The 2023 Purchase Agreement also provides that the Company may not effect or enter into any Variable Rate Transactions (as defined in the 2023 Purchase Agreement) until the six month anniversary of the closing date of the 2023 Offering. Sales of the Company’s common stock pursuant to the September 2021 Purchase Agreement are permitted after 90 days following the closing of the 2023 Offering.

Warrants

Warrant activity during 2023, 2022, and 2021 is as follows:

Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 2, 2021	13,911	$0.59
Granted	—	—
Exercised	(13,911)	0.59
Expired	—	—
Outstanding as of January 1, 2022	—	—
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding as of December 31, 2022	—	—
Granted	11,111	3.20
Exercised	—	—
Expired	—	—
Outstanding as of December 30, 2023	11,111	$3.20

During 2021, we issued (i) 13,111,110 shares of our common stock upon the exercise of 13,111,110 of our warrants for total cash proceeds of $7.9 million and (ii) 697,387 shares of our common stock upon the cashless exercise of 800,000 of our warrants. During 2023, in connection with the 2023 Offering, we issued warrants to purchase up to 11,111,112 shares of our common stock with an exercise price of $3.20.

Note 9—Benefit Plans

Equity Incentive Plan

Our Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”) provides for broad-based equity grants to our employees and non-employee service providers. We also periodically grant equity-based awards outside the Amended 2006 Plan to certain new hires as an inducement to enter into employment with us. Subject to certain adjustments, as of December 30, 2023, we were authorized to issue a maximum of 18,605,566 shares of our common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of our common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of our common stock, subject to adjustment for certain corporate actions. As of December 30, 2023, we had 226,174 shares of our common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan.

Stock Options

Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. The weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of stock options granted were as follows:

	2023	2022	2021
Expected term (in years)	—	—	6.06
Expected volatility	—%	—%	121%
Risk-free interest rate	—%	—%	0.64%
Expected dividends	$—	$—	$—
Weighted-average grant date fair value per share	$—	$—	$0.87

The following table summarizes the activity related to stock options during 2023:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding as of December 31, 2022	4,866	$0.93	5.11	$1,836
Granted	-	$-
Exercised	(661)	$0.80
Expired or forfeited	(166)	$2.03
Outstanding as of December 30, 2023	4,039	$0.90	4.44	$4,038
Exercisable as of December 30, 2023	3,414	$0.92	3.96	$3,354
Vested and expected to vest as of December 30, 2023	4,013	$0.90	4.42	$4,012

The total intrinsic value of stock options exercised during 2023, 2022 and 2021 was $1.1 million, $1.5 million and $10.8 million, respectively.

Restricted Stock Units

RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-year term and RSUs granted for independent directors fully-vested on the grant date. The following table summarizes the activity related to RSUs during 2023:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 31, 2022	3,442	$3.36
Granted	1,816	$3.10
Vested	(1,354)	$2.50
Forfeited	(301)	$4.08
Balance nonvested as of December 30, 2023	3,603	$3.49

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	2023	2022	2021
Cost of sales	$110	$63	$12
Research and development	875	903	570
Selling, general and administrative	3,352	2,248	998
Total	$4,337	$3,214	$1,580

As of December 30, 2023, we had approximately $9.7 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.5 years.

401(k) Plan

We have a defined contribution plan under Section 401(k) of the Code (“401(k)”) covering full-time domestic employees who meet certain eligibility requirements. Under the 401(k) plan, eligible employees may contribute up to 100% of their eligible compensation on either a pre-tax or after-tax Roth 401(k) basis, or up to the annual maximum allowed by the IRS. We may make matching contributions on the contributions of a participant on a discretionary basis. During 2023, 2022 and 2021, our matching contributions totaled $0.1 million, $0.1 million and $0.1 million, respectively.

Note 10—Major Customers, Suppliers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total net product sales:

	2023	2022	2021
Customer A	30%	39%	16%
Customer B	12%	14%	*

*	Less than 10% of total net product sales

As of December 30, 2023, two customers represented approximately 60% and 10%, respectively, of aggregate gross accounts receivable. As of December 31, 2022, one customer represented approximately 69% of aggregate gross accounts receivable. The loss of any of our significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce our net product sales and adversely affect our operating results. We mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance. We resell certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For 2023, 2022 and 2021, resales of these products represented approximately 85%, 84% and 79%, respectively, of our net product sales.

Our purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from suppliers that each comprise 10% or more of total purchases:

	2023	2022	2021
Supplier A	*	*	40%
Supplier B	75%	73%	30%
Supplier C	*	11%	10%
*	Less than 10% of purchases during the year

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Sole Member of the Board of Directors

Netlist, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Sole Member of the Board of Directors

Netlist, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Netlist, Inc. and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively, “the consolidated financial statements”), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment:

●	The Company’s sole member of the board of directors also serves in an executive management role at the Company. As a result, the Company has ineffective oversight of the financial reporting process due to the lack of an audit committee and the lack of an independent board of directors to ensure adequate monitoring and oversight of internal controls. Additionally, the Company did not have effective monitoring as it did not implement effective monitoring controls that were responsive to changes in the business.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
February 23, 2024

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the material weakness in our internal control over financial reporting described below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 30, 2023.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, due to the lack of an independent board and audit committee and ineffective oversight of the financial reporting process to ensure adequate monitoring and oversight of internal controls, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was not effective as of December 30, 2023 based on the criteria set forth by COSO.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 30, 2023 has been audited by KMJ Corbin & Company LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

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

Insider Trading Arrangements

During the fiscal quarter ended December 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

On November 7, 2023, Chun K. Hong, the Company’s President, Chief Executive Officer and sole director, terminated a trading arrangement on behalf of Mr. Hong and the Chun Ki Hong Won Kyung Cha Community Property Trust dated 8/16/2004 (the “Trust”) that was intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act (the “Prior Hong 10b5-1 Sales Plan”), with respect to the sale of up to 936,270 shares of the Company’s common stock held by the Trust and the net shares of the Company’s common stock (not currently determinable) that will be received by Mr. Hong after the withholding of shares to satisfy tax obligations upon the vesting of 124,750 RSUs. The Prior Hong 10b5-1 Sales Plan was adopted on September 14, 2023 and had a term that expires on December 31, 2024. On the date of termination of the Prior Hong 10b5-1 Sales Plan, Mr. Hong adopted a trading arrangement (the “Hong 10b5-1 Sales Plan”) that is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act. The Hong 10b5-1 Sales Plan, which has a term that expires on December 31, 2024, provides for the sale of up to 936,270 shares of the Company’s common stock held by Mr. Hong and the net shares of the Company’s common stock (not currently determinable) that will be received by Mr. Hong after the withholding of shares to satisfy tax obligations upon the vesting of 124,750 RSUs.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

The table and narrative below provide, for our current director and executive officers, each such individual’s name; age as of February 19, 2024; current position(s) with our Company; tenure in such position(s); information about such individual’s business experience and qualifications, including principal occupation or employment and principal business of the employer, if any, for at least the past five years, and involvement in certain legal or administrative proceedings, if any; and, for our director, other public company director positions held currently or at any time in the last five years and the experiences, qualifications, attributes and skills that led to the conclusion that such individual should serve as a director of our Company. There is no arrangement or understanding between any director or executive officer and any other person(s) pursuant to which such director or executive officer was or is to be selected as a director or executive officer of our Company, and there are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Chun K. Hong	63	President, Chief Executive Officer and Sole Director
Gail Sasaki	67	Executive Vice President, Chief Financial Officer and Secretary

Chun K. Hong is one of the founders of Netlist and has been our President and Chief Executive Officer (“CEO”) and a director since our inception in June 2000. Mr. Hong assumed the title of Chairman of the Board of Directors in January 2004 and became the sole member of the Board of Directors in August 2020. Prior to his tenure at Netlist, Mr. Hong has served in various other executive positions including President and Chief Operating Officer of Infinilink Corporation, a DSL equipment company, as Executive Vice President of Viking Components, Inc., a memory subsystems manufacturing company, and as General Manager of Sales at LG Semicon Co., Ltd., a public semiconductor manufacturing company in South Korea. Mr. Hong received his Bachelor of Science degree in economics from Virginia Commonwealth University and his Master of Science degree in technology management from Pepperdine University’s Graduate School of Management. As one of our founders and as our CEO, Mr. Hong brings to the Board extensive knowledge of our organization and our market.

Gail Sasaki is our Executive Vice President and Chief Financial Officer (“CFO”). Ms. Sasaki has been our Secretary since August 2007. Ms. Sasaki joined us in 2006 as Vice President of Finance and subsequently assumed the role of CFO in January 2008. Prior to her tenure at Netlist, Ms. Sasaki served in various senior financial roles, including CFO of eMaiMai, Inc., a commercial technology company based in Hong Kong and mainland China; CFO, Senior Vice President of Finance, Secretary and Treasurer of eMotion, Inc. (a Kodak subsidiary and formerly Cinebase Software), a developer of business-to-business media management software and services; and CFO of MicroNet Technology, Inc., a leader in storage technology. Ms. Sasaki also spent seven years in public accounting leaving as an audit manager with Arthur Young (now known as Ernst &Young LLP). Ms. Sasaki earned a Bachelor’s degree from the University of California at Los Angeles, and also earned a Master of Business Administration degree from the University of Southern California.

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

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2023 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this discussion.

The following discussion and analysis relates to the compensation arrangements for 2023 of (i) our principal executive officer, (ii) our principal financial officer and (iii) the most highly compensated person, other than our principal executive officer and principal financial officer, who was serving as an executive officer at the end of our fiscal year ended December 30, 2023 (our “named executive officers”). We had no other executive officers serving at the end of our fiscal year ended December 30, 2023. Our named executive officers for fiscal year 2023 were:

Name	Age	Position(s)
Chun K. Hong	63	President, Chief Executive Officer and Sole Director
Gail Sasaki	67	Executive Vice President, Chief Financial Officer and Secretary

Compensation Philosophy

Our compensation programs are intended to attract and retain employees with skills necessary to enable us to achieve our financial and strategic objectives and to motivate them through the use of appropriate incentives tied to our performance and market value to achieve those objectives. We recognize that the goals of employee attraction, retention and motivation must be balanced against the necessity of controlling compensation expense, with the ultimate objective of building shareholder value. With respect to the compensation of our named executive officers, our President, Chief Executive Officer and sole director, who has the responsibility to design a compensation program and set levels of compensation that attempt to achieve the optimal balance between employee attraction, retention and motivation, adjusted the executive officers’ compensation for 2023.

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

Role of Stockholder Say-on-Pay Votes

At each annual meeting held every three years, including most recently in 2022, we held triennial stockholder advisory “say-on-pay” votes on the compensation of our named executive officers for the immediately preceding fiscal years. At the 2022 annual meeting, our stockholders overwhelmingly approved the compensation of our named executive officers, with over 85% of our stockholders present and entitled to vote at the meeting voting in favor of our compensation policies for our named executive officers. Given this result, and following consideration of them, the former Compensation Committee of the Board had decided to retain our overall approach to executive compensation while continuing to evaluate our practices frequently, including in response to future say-on-pay votes. Moreover, we are required to hold a vote at least every six years regarding how often to hold a stockholder advisory vote on the compensation of our named executive officers. We held our most recent such vote at the 2019 annual meeting of stockholders, at which our stockholders indicated a preference for a triennial vote. Consequently, the Board determined that we will hold a triennial stockholder advisory vote on the compensation of our named executive officers until they consider the results of our next say-on-pay frequency vote, which will be held at the 2025 annual meeting of stockholders.

Current Elements of Named Executive Officer Compensation

Overview and Fiscal Year 2023 Highlights

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

Base Salary

The following table sets forth information regarding the annualized base salary rates at the end of 2023 for our named executive officers:

Name	Fiscal Year 2023 Base Salary ($)
Chun K. Hong	450,000
Gail Sasaki	275,000

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

Health and Welfare Benefits

We provide the following benefits to our named executive officers on the same basis provided to all of our employees:

●	medical insurance including mental health, dental and vision;
●	life insurance and accidental death and dismemberment insurance;
●	a Section 401(k) plan for which discretionary matching contributions provided by Netlist;
●	short- and long-term disability insurance;
●	medical and dependent care flexible spending account; and
●	a health savings account.

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

We have not entered into an employment agreement with Ms. Sasaki, our Executive Vice President, Chief Financial Officer and Secretary. For 2023, 2022 and 2021, Ms. Sasaki received an annualized base salary of $275,000, $275,000 and $275,000, respectively. If the employment of Ms. Sasaki is terminated due to death or disability, any stock options held by Ms. Sasaki would vest to the same extent as they would have vested one year thereafter. Additionally, if the employment of Ms. Sasaki is terminated due to death or disability, 25% of the shares subject to outstanding stock options, or such lesser amount as is then unvested, would immediately vest and no additional shares would vest thereafter. Ms. Sasaki is eligible for a target cash bonus of 75% of her base salary, which are to be determined by our Board in its discretion based on various factors.

Summary Compensation Table

The table below provides information about the compensation awarded to, earned by or paid to each of the following individuals, which we refer to collectively as our “named executive officers,” for each of the last three fiscal years.

Name and Principal Position	Year	Base Salary($)	Bonus($)	Stock Awards($)(1)	Option Awards($)(2)	All Other Compensation($)(3)	Total($)
Chun K. Hong(4)	2023	450,000	—	1,509,475	—	93,732	2,053,207
President, Chief Executive Officer and Sole Director	2022	450,000	—	2,696,000	—	58,888	3,204,888
	2021	450,000	665,000	—	627,060	58,215	1,800,275
Gail Sasaki	2023	275,000	—	302,500	—	5,757	583,257
Executive Vice President, Chief Financial Officer and Secretary	2022	275,000	—	674,000	—	3,855	952,855
	2021	275,000	205,000	72,400	—	25,007	577,407
(1)	Represents the grant date fair value of the RSUs granted during the year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). The grant date fair value was determined using the fair value of the underlying shares of our common stock.
(2)	Represents the grant date fair value of the option awards granted during the year calculated in accordance with ASC 718. The assumptions used in the calculations for these amounts are described in Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation and Note 9—Benefit Plans to our consolidated financial statements included in this Form 10-K. The material terms of each stock option award granted in 2023 are described below under “Outstanding Equity Awards at Fiscal Year End.”
(3)	For 2023, the amount consists of (a) for Mr. Hong, $11,821 for automobile rental payments, $12,098 for other vehicle-related costs, $34,925 for a country club membership, $18,622 for a health club membership, and $16,266 for income tax and estate planning costs incurred on Mr. Hong’s behalf and (b) for Ms. Sasaki, the amount consists of $2,757 for a health club membership and $3,000 for matching contributions under the 401(k) defined contribution plan.

For 2022, the amount consists of (a) for Mr. Hong, $11,860 for automobile rental payments, $2,414 for other vehicle-related costs, $35,083 for a country club membership, $826 for a health club membership, and $8,705 for income tax and estate planning costs incurred on Mr. Hong’s behalf and (b) for Ms. Sasaki, the amount consists of $855 for a health club membership and $3,000 for matching contributions under the 401(k) defined contribution plan.

For 2021, the amount consists of (a) for Mr. Hong, $10,816 for automobile rental payments, $7,527 for other vehicle-related costs, $26,027 for a country club membership, $5,480 for a health club membership, and $8,365 for income tax and estate planning costs incurred on Mr. Hong’s behalf and (b) for Ms. Sasaki, the amount consists of $22,007 for a health club membership and $3,000 for matching contributions under the 401(k) defined contribution plan.

(4)	Mr. Hong received no additional compensation for his service as a director.

CEO Pay Ratio – 2023

We compared the 2023 annual total compensation of our CEO of $2,053,207 and the 2023 annual total compensation of our median global compensated employee of $72,248. The result of this calculation was a CEO Pay Ratio of 28 to 1.

We determined the median global compensated employee’s total compensation by using the same methodology used to calculate our CEO’s annual total compensation (see the table entitled “Summary Compensation Table”). We then applied this measure to our global employee population as of December 30, 2023 (the last day of our 2023 fiscal year). For the calculation, approximately 49% of the global employee population was based in the United States and 51% was based in China.

Retirement Benefits

We maintain a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code, to which all of our employees, including our named executive officers, are able to contribute up to the limit prescribed by applicable tax rules on a before-tax basis. All of these employee contributions are fully vested upon contribution. In addition, we may make matching contributions on the contributions of our employees on a discretionary basis. In 2023, 2022, and 2021, we made matching contributions of $115,733, $135,411, and $105,161, respectively.

Grants of Plan-Based Awards – 2023

The following table shows information regarding the incentive awards granted to the named executive officers for 2023:

						All other stock awards: number of shares of stock or units (#)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/sh)	Grant date fair value of stock and option awards
			Estimated future payouts under non-equity incentive plan awards(1)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Chun K. Hong	Cash Incentive	—	—	450,000	—	—	—	—	—
	Time-Based RSUs(2)	3/16/2023	—	—	—	499,000	—	—	1,509,475
Gail Sasaki	Cash Incentive	—	—	206,250	—	—	—	—	—
	Time-Based RSUs(2)	3/16/2023	—	—	—	100,000	—	—	302,500

(1)	The amounts shown in these columns represent the threshold, target, and maximum payout levels. The actual bonus amount paid to each named executive officer is reported under the “Bonus” column of the Summary Compensation Table. The material terms of each stock option award granted in 2023 are described below under “Outstanding Equity Awards at Fiscal Year End.”
(2)	The material terms of each RSU award granted in 2023 are described below under “Outstanding Equity Awards at Fiscal Year End.”

Outstanding Equity Awards at Fiscal Year End

The following table shows information about the equity awards held by our named executive officers as of December 30, 2023:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(#)(1)	Number of Securities Underlying Unexercised Options Unexercisable(#)(1)	Option Exercise Price($)	Option Expiration Date	Number of Shares That Have Not Vested(#)(2)	Market Value of Shares That Have Not Vested($)(2)
Chun K. Hong	2/21/2014	300,000	—	2.05	2/21/2024	—	—
	1/6/2015	300,000	—	0.84	1/6/2025	—	—
	1/18/2016	300,000	—	0.70	1/18/2026	—	—
	2/14/2017	300,000	—	1.02	2/14/2027	—	—
	1/13/2021	750,000	250,000	0.72	1/13/2031	—	—
	3/6/2020	—	—	—	—	37,500	70,500
	1/25/2022	—	—	—	—	500,000	940,000
	3/16/2023	—	—	—	—	499,000	938,120
Gail Sasaki	3/6/2020	—	—	—	—	9,375	17,625
	1/13/2021	—	—	—	—	37,500	70,500
	1/25/2022	—	—	—	—	125,000	235,000
	3/16/2023	—	—	—	—	100,000	188,000
(1)

Represents stock option awards granted under the Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”). These stock option awards that are not fully exercisable vest in 16 equal quarterly installments, subject to continued service on each vesting date, subject to accelerated vesting in certain circumstances as described under “Employment Agreements” above.

(2)	Represents RSUs granted under the Amended 2006 Plan. Restrictions on RSUs lapse in eight equal semi-annual installments from the grant date.

2023 Option Exercised and Stock Vested

The following table show information regarding the vesting during 2023 of stock options and RSUs previously granted to the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(1)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(2)
Chun K. Hong	—	—	367,812	1,092,832
Gail Sasaki	—	—	145,218	441,963

(1)	Reflects the product of the number of shares of stock subject to the exercised option multiplied by the difference between the market price of our common stock at the time of exercise on the exercise date and the exercise price of the option.
(2)	Reflects the product of the number of shares of stock vested multiplied by the market price of our common stock on the vesting date.

Director Compensation

Our sole director receives no additional compensation for his service as director.

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

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of February 19, 2024 (the “Table Date”) unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each person named below is c/o Netlist, Inc., 111 Academy, Suite 100, Irvine, CA 92617.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Chun K. Hong (2)	7,090,874	2.8%
Gail Sasaki (3)	107,680	*
All executive officers and directors as a group (2 persons) (4)	7,198,554	2.8%
*	Represents beneficial ownership of less than 1%.
(1)	All ownership percentages are based on 254,952,367 shares of our common stock outstanding as of the Table Date.
(2)	Represents (i) 2,274,750 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date and (ii) 4,816,124 outstanding shares of common stock, of which 3,611,177 shares are held by Mr. Hong and his wife, Won K. Cha, as co-trustees of the Hong-Cha Community Property Trust. Mr. Hong and Ms. Cha possess shared voting and investment power over the shares of common stock held by the Hong-Cha Community Property Trust, and each disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein.
(3)	Represents 59,375 shares of common stock from restricted stock that will vest within 60 days after the Table date and 48,305 shares of common stock outstanding.
(4)	Represents (i) 2,334,125 shares of common stock issuable upon the exercise of stock options and restricted stock units that are or will be vested and exercisable within 60 days after the Table Date and (ii) 4,864,429 outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 30, 2023 about compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights($)(1)	(c) Number of securities remaining available for future equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,901,478	(2)	0.90	226,174	(3)
Equity compensation plans not approved by security holders	259,000	(4)	1.83	—
Total	7,160,478		0.07	226,174
(1)	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and do not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(2)	This number includes the following outstanding awards granted under the Equity Plan: 4,039,164 shares subject to outstanding stock options and 2,862,314 shares subject to outstanding RSUs.
(3)	Subject to certain adjustments, as of December 30, 2023, we were authorized to issue a maximum of 18,605,566 shares of our common stock pursuant to awards granted under the Equity Plan.
(4)	Consists of 259,000 RSUs outstanding as of December 30, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Related party transactions are reviewed by our sole director in accordance with our related party transaction policy. Related parties include our directors and officers, their family members and affiliates, and certain beneficial owners. In cases where the related party is a director or an affiliate of a director, that director does not participate in the review of the proposed transaction. Except as described below and except for employment arrangements, which are described in Item 11 above, during 2023, there were no actual or proposed related party transactions in excess of $120,000 other than the following.

Our Executive Vice President of Sales and Operations (formerly, our Vice President of Netlist Base and Commodity Sales), Paik K. Hong, is the brother of Chun K. Hong, our President, CEO and sole director. For 2023, Mr. P. K. Hong earned cash salary of $233,334, received $14,950 for weekly fitness training, $3,000 for matching contributions under the 401(k) defined contribution plan, and was granted 50,000 shares of RSUs with the grant-date fair value of $182,500 measured in accordance with ASC 718. The grant-date fair value was determined using the fair value of the underlying shares of our common stock. For 2022, Mr. P. K. Hong earned cash salary of $182,500, received $34,067 for weekly fitness training, $3,000 for matching contributions under the 401(k) defined contribution plan, and was granted 200,000 shares of RSUs with the grant-date fair value of $674,000 measured in accordance with ASC 718. The grant-date fair value was determined using the fair value of the underlying shares of our common stock.

We have entered into indemnification agreements with each of our sole director and executive officers. In general, these agreements require us to indemnify each such individual to the fullest extent permitted under Delaware law against certain liabilities that may arise by reason of their service for us, and to advance expenses incurred as a result of any such proceeding as to which any such individual could be indemnified.

Director Independence

Due to the dissolution of all committees of the Board and reduction of the number of directors to one director, our President and CEO, Mr. Hong, in August 2020, we currently do not have an independent director.

Item 14.	Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed to us by our independent registered public accounting firm, KMJ Corbin & Company LLP (“KMJ”), for 2023 and 2022:

	2023($)	2022($)
Audit Fees (1)	270,200	218,750
Audit-Related Fees (2)	—	—
Tax Fees (2)	—	—
All Other Fees (2)	—	—
Total Fees	270,200	218,750
(1)

Audit fees consist of fees billed to us for professional services rendered for the audit of our annual consolidated financial statements, the review of our interim condensed consolidated financial statements included in our quarterly reports and the audit of our internal control over financial reporting as required by Section 404. These fees also include fees billed to us for professional services that are normally provided in connection with statutory and regulatory filings or engagements, including the review of our registration statements on Form S-3 and Form S-8 and certain other related matters, such as the delivery of comfort letters and consents in connection with these registration statements.

(2)	KMJ did not bill to us any audit-related fees, tax fees or other fees in 2023 or 2022.

Pre-Approval Policies and Procedures

Our sole director pre-approves all audit and permissible non-audit services to be performed for us by our independent registered public accounting firm, except for certain “de minimus” non-audit services that may be ratified by sole director. Our sole director pre-approved all services performed by KMJ in 2023.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report

(1)All financial statements

(2)Financial statement schedules

Schedule II – Valuation and Qualifying Accounts (in thousands)

AR Allowance and Sales Returns Reserve	Balance at Beginning of Year	Charged to Expense	Write-offs	Balance at End of Year
January 1, 2022	$157	$(104)	$230	$283
December 31, 2022	$283	$(146)	$—	$137
December 30, 2023	$137	$(69)	$—	$68

All other financial statement schedules have been omitted, as they are not required, not applicable, or the required information is otherwise included.

(3)Exhibit listing

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1.1	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	3.1	August 17, 2018
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	3.1	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	3.1.2	August 15, 2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.1	December 20, 2012
3.2.1	Certificate of Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.1	December 29, 2017
3.2.2	Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	3.2	August 10, 2020
4.1	Description of the Registrant’s Securities		10-K	001-33170	4.1	March 10, 2020

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.2	Rights Agreement, dated as of April 17, 2017, by and between Netlist, Inc. and Computershare Trust Company, N.A., As Rights Agent		8-K	001-33170	4.1	April 17, 2017
4.3	Amendment No. 1 to Rights Agreement, dated as of April 16, 2018, by and between Netlist, Inc. and Computershare Trust Company, N.A., As Rights Agent		8-K	001-33170	4.1	April 17, 2018
4.4	Amendment No. 2 to Rights Agreement, dated as of April 16, 2019, by and between Netlist, Inc. and Computershare Trust Company, N.A., As Rights Agent		8-K	001-33170	4.1	April 17, 2019
4.5	Amendment No. 3 to Rights Agreement, dated as of August 14, 2020, by and between Netlist, Inc. and Computershare Trust Company, As Rights Agent		8-K	001-33170	4.1	August 14, 2020
4.6	Form of Warrant Agreement to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated September 12, 2018		8-K	001-33170	4.1	September 14, 2018
4.7	Form of Warrant		8-K	001-33170	4.1	August 15, 2023
10.1#	Form of Indemnity Agreement for officers and directors		S-1	333-136735	10.12	August 18, 2006
10.2#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong		S-1	333-136735	10.13	September 27, 2006
10.3#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.3	March 22, 2019
10.4#	Form of Restricted Stock Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-Q	001-33170	10.2	May 17, 2010
10.5#	Form of Incentive Stock Option Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.6	March 31, 2017
10.6	Loan and Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc.		8-K	001-33170	10.1	November 2, 2009
10.7	Intercompany Subordination Agreement, dated October 31, 2009, among Silicon Valley Bank, Netlist, Inc., and Netlist Technology Texas, L.P.		8-K	001-33170	10.2	November 2, 2009
10.8	Guarantor Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist Technology Texas LP		8-K	001-33170	10.3	November 2, 2009
10.9	Intellectual Property Security Agreement, dated October 31, 2009, between Silicon Valley Bank and Netlist, Inc.		8-K	001-33170	10.4	November 2, 2009
10.10	Amendment to Loan Documents, dated March 24, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 7, 2010

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.11	Amendment to Loan Documents, dated June 30, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.2	August 12, 2010
10.12	Amendment to Loan Documents, dated September 30, 2010, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	November 16, 2010
10.13	Amendment to Loan Documents, dated May 11, 2011, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 12, 2011
10.14	Amendment to Loan Documents, dated August 10, 2011, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	August 15, 2011
10.15	Amendment to Loan Documents, dated May 14, 2012, between Silicon Valley Bank and Netlist, Inc.		10-Q	001-33170	10.1	May 15, 2012
10.16	Forbearance to Loan and Security Agreement, dated March 27, 2013, between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.32	March 29, 2013
10.17	Amendment to Loan Documents, dated July 17, 2013, between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.6	November 12, 2013
10.18	Amendment to Loan Documents, dated September 30, 2014, between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.24	March 27, 2015
10.19	Senior Secured Convertible Promissory Note and Warrant Purchase Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	10.1	November 19, 2015
10.20	Registration Rights Agreement, dated November 18, 2015, between Netlist, Inc. and SVIC No. 28 New Technology Business Investment LLP		8-K	001-33170	10.2	November 19, 2015
10.21	Amendment to Loan Documents, dated January 29, 2016, between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	February 1, 2016
10.22	Amendment to Loan and Security Agreement, dated March 27, 2017, between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	March 29, 2017
10.23	Amendment to Loan and Security Agreement, dated April 12, 2017, by and between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.1	August 15, 2017
10.24	Amendment to Loan and Security Agreement, dated March 20, 2018, by and between Netlist, Inc. and Silicon Valley Bank		8-K	001-33170	10.1	March 26, 2018

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.25	Amendment to Loan and Security Agreement, dated March 21, 2019, by and between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.25	March 22, 2019
10.26	Amendment to Loan and Security Agreement, dated February 27, 2020, by and between Netlist, Inc. and Silicon Valley Bank		10-K	001-33170	10.26	March 10, 2020
10.27	Amendment to Loan and Security Agreement dated April 9, 2021, by and between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.1	May 18, 2021
10.28	Amendment to Loan and Security Agreement, dated April 29, 2022, by and between Netlist, Inc. and Silicon Valley Bank		10-Q	001-33170	10.1	May 9, 2022
10.29	Purchase Agreement, dated June 24, 2019, by and between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.1	June 24, 2019
10.30	Purchase Agreement, dated March 5, 2020, by and between Netlist, Inc. and Lincoln Park Capital Fund, LLC		10-K	001-33170	10.37	March 10, 2020
10.31	Purchase Agreement dated July 12, 2021, by and between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.1	July 12, 2021
10.32	Registration Rights Agreement, dated July 12, 2021, by and between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.2	July 12, 2021
10.33	Purchase Agreement, dated September 28, 2021, by and between Netlist, Inc. and Lincoln Park Capital, LLC		8-K	001-33170	1.1	September 28, 2021
10.34	Registration Rights Agreement, dated September 28, 2021, by and between Netlist, Inc. and Lincoln Park Capital Fund, LLC.		8-K	001-33170	1.2	September 28, 2021
10.35	Lease, dated April 28, 2021, by and between Netlist, Inc. and University Research Park, LLC		8-K	001-33170	10.1	May 3, 2021
10.36∧	Form of Securities Purchase Agreement, dated August 14, 2023, by and among Netlist, Inc. and the purchasers identified therein		8-K	001-33170	10.1	August 15, 2023
10.37∧	Placement Agency Agreement, dated August 14, 2023, by and between Netlist, Inc. and Roth Capital Partners, LLC.		8-K	001-33170	10.2	August 15, 2023
10.38	Form of Lock-Up Agreement		8-K	001-33170	10.3	August 15, 2023
10.39	Loan and Security Agreement, dated November 7, 2023, between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and Netlist, Inc.		10-Q	001-33170	10.4	November 9, 2023
21.1	Subsidiaries of Netlist, Inc.		10-K	001-33170	21.1	March 1, 2022
23	Consent of KMJ Corbin & Company LLP	X

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	The cover page from the Company’s Annual	X
Report on Form 10-K for the fiscal year ended December 30, 2023 (formatted as inline XBRL and contained in Exhibit 101)
+	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
§	Confidential treatment has been granted with respect to portions of this exhibit.
∧

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

Date: February 23, 2024

Netlist, Inc.

By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chun K. Hong	President, Chief Executive Officer and Sole Director
Chun K. Hong	(Principal Executive Officer)	February 23, 2024

/s/ Gail Sasaki	Executive Vice President and Chief Financial Officer
Gail Sasaki	(Principal Financial and Accounting Officer)	February 23, 2024