Form 10-Q
period 2024-03-30
NETLIST INC
filed 2024-05-06
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

or

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

As of April 30, 2024, there were 255,588,584 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 30, 2024

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 30,	December 30,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$28,736	$40,445
Restricted cash	12,400	12,400
Accounts receivable, net of allowances of $76 (2024) and $68 (2023)	4,529	4,562
Inventories	15,169	12,031
Prepaid expenses and other current assets	1,153	441
Total current assets	61,987	69,879
Property and equipment, net	722	770
Operating lease right-of-use assets	1,423	1,590
Other assets	484	560
Total assets	$64,616	$72,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$43,042	$39,831
Revolving line of credit	4,381	3,844
Accrued payroll and related liabilities	1,585	1,346
Accrued expenses and other current liabilities	3,559	2,569
Debt due within one year	377	—
Total current liabilities	52,944	47,590
Operating lease liabilities	1,072	1,213
Other liabilities	249	237
Total liabilities	54,265	49,040
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 255,589 (2024) and 253,593 (2023) shares issued and outstanding	256	254
Additional paid-in capital	310,886	307,328
Accumulated deficit	(300,791)	(283,823)
Total stockholders' equity	10,351	23,759
Total liabilities and stockholders' equity	$64,616	$72,799

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 30,	April 1,
	2024	2023
Net sales	$35,807	$9,021
Cost of sales	35,092	8,461
Gross profit	715	560
Operating expenses:
Research and development	2,441	2,301
Intellectual property legal fees	12,540	11,070
Selling, general and administrative	3,116	3,030
Total operating expenses	18,097	16,401
Operating loss	(17,382)	(15,841)
Other income, net:
Interest income, net	377	56
Other income (expense), net	38	(3)
Total other income, net	415	53
Loss before provision for income taxes	(16,967)	(15,788)
Provision for income taxes	1	—
Net loss	$(16,968)	$(15,788)

Loss per share:
Basic and diluted	$(0.07)	$(0.07)
Weighted-average common shares outstanding:
Basic and diluted	254,931	235,121

See accompanying Notes to the Condensed Consolidated Statements.

B

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders Equity (Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 30, 2023	253,593	$254	$307,328	$(283,823)	$23,759
Net loss	—	—	—	(16,968)	(16,968)
Issuance of common stock, net	1,244	1	2,130	—	2,131
Exercise of stock options	78	—	62	—	62
Stock-based compensation	—	—	1,374	—	1,374
Restricted stock units vested and distributed	678	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(4)	—	(7)	—	(7)
Balance, March 30, 2024	255,589	$256	$310,886	$(300,791)	$10,351

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	232,557	$233	$250,428	$(223,425)	$27,236
Net loss	—	—	—	(15,788)	(15,788)
Issuance of common stock, net	4,920	5	10,537	—	10,542
Exercise of stock options	381	—	264	—	264
Stock-based compensation	—	—	1,077	—	1,077
Restricted stock units vested and distributed	712	1	(1)	—	—
Balance, April 1, 2023	238,570	$239	$262,305	$(239,213)	$23,331

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 30,	April 1,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,968)	$(15,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	99
Non-cash lease expense	167	166
Stock-based compensation	1,374	1,077
Changes in operating assets and liabilities:
Accounts receivable	33	2,300
Inventories	(3,138)	1,727
Prepaid expenses and other assets	(136)	261
Accounts payable	3,211	(2,098)
Accrued payroll and related liabilities	239	(316)
Accrued expenses and other liabilities	915	(142)
Net cash used in operating activities	(14,218)	(12,714)
Cash flows from investing activities:
Acquisition of property and equipment	(37)	—
Net cash used in investing activities	(37)	—
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	537	(4,935)
Principal repayments under finance lease	(54)	(52)
Payments on notes payable	(123)	(146)
Proceeds from issuance of common stock, net	2,131	10,542
Proceeds from exercise of stock options and warrants	62	264
Payments for taxes related to net share settlement of equity awards	(7)	—
Net cash provided by financing activities	2,546	5,673
Net change in cash, cash equivalents and restricted cash	(11,709)	(7,041)
Cash, cash equivalents and restricted cash at beginning of period	52,845	43,611
Cash, cash equivalents and restricted cash at end of period	$41,136	$36,570

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$28,736	$34,470
Restricted cash	12,400	2,100
Cash, cash equivalents and restricted cash at end of period	$41,136	$36,570

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 30, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2024.

In the opinion of management, all adjustments for the fair presentation of the Company’s condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The Company has evaluated events occurring subsequent to March 30, 2024 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. The Company’s fiscal year 2024 will include 52 weeks and ends on December 28, 2024. Each quarter of fiscal year 2024 will be comprised of 13 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in January and the associated quarters, months and periods of those fiscal years.

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

Note 3—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	March 30,	December 30,
	2024	2023
Raw materials	$1,438	$4,133
Work in process	446	274
Finished goods	13,285	7,624
	$15,169	$12,031

Loss Per Share

The following table shows the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 30,	April 1,
	2024	2023
Numerator: Net loss	$(16,968)	$(15,788)
Denominator: Weighted-average basic shares outstanding - basic and diluted	254,931	235,121
Net loss per share - basic and diluted	$(0.07)	$(0.07)

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

	Three Months Ended
	March 30,	April 1,
	2024	2023
Weighted average common share equivalents	2,035	3,193

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended
	March 30,	April 1,
	2024	2023
Resales of third-party products	$31,274	$6,909
Sale of the Company's modular memory subsystems	4,533	2,112
Total net sales	$35,807	$9,021

Major Customers and Products

The Company’s net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Customer A	27%	49%
Customer B	*	12%
Customer C	10%	*
Customer D	12%	*

*	Less than 10% of net sales during the period.

As of March 30, 2024, two customers represented approximately 54% and 19% of aggregated gross accounts receivables, respectively. As of December 30, 2023, two customers represented approximately 60% and 10%, respectively, of aggregate gross accounts receivables. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce the Company’s net sales and adversely affect its operating results. The Company mitigates risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

The Company resells certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three months ended March 30, 2024 and April 1, 2023, resales of these products represented approximately 87% and 77% of net product sales, respectively.

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

The 2023 SVB Credit Agreement requires letters of credit to be secured by cash, which is classified as restricted cash in the accompanying consolidated balance sheets. As of March 30, 2024 and December 30, 2023, (i) outstanding letters of credit and restricted cash were $12.4 million and $12.4 million, respectively, (ii) outstanding borrowings were $4.4 million and $3.8 million, respectively, and (iii) availability under the revolving line of credit was $0 and $0, respectively.

As of March 30, 2024, all obligations under the 2023 SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets. The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of March 30, 2024, we were in compliance with our covenants under the 2023 SVB Credit Agreement.

Standby Letters of Credit

As of March 30, 2024, the amount of outstanding letters of credit was approximately $12.2 million, consisting of an irrevocable letter of credit issued by SVB on our behalf to a third party expiring on December 31, 2024, and two irrevocable letters of credit issued by Citibank, N.A. on our behalf to third parties expiring on May 15, 2025 and June 6, 2025, respectively. As of March 30, 2024, no amount has been drawn from the letters of credit. A standby letter of credit is a guarantee of payment issued by a bank on our behalf that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party.

Note 5—Debt

The Company’s debt consisted of the following (in thousands):

	March 30,	December 30,
	2024	2023
Notes payable	$377	$—
Less: amounts due within one year	(377)	—
Long-term debt	$—	$—

Insurance Policy Finance Agreement

As of March 30, 2024 and December 30, 2023, we had $0.4 million and $0, respectively, in short-term notes payable for the financing of insurance policies. On January 23, 2024, we entered into a short-term note payable for $0.5 million bearing interest at 8.42% to finance insurance policies. Principal and interest payments on this note began on February 15, 2024 and are made evenly based on a straight line amortization over an 8-month period.

Note 6—Leases

The Company has operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended
	March 30,	April 1,
	2024	2023
Lease cost:
Operating lease cost	$191	$195
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$206	$169

For the three months ended March 30, 2024 and April 1, 2023, finance lease costs and cash flows from finance leases were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	March 30,	December 30,
	2024	2023
Operating Leases
Operating lease right-of-use assets	$1,423	$1,590
Accrued expenses and other current liabilities	$578	$617
Operating lease liabilities	1,072	1,213
Total operating lease liabilities	$1,650	$1,830

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(243)	(219)
Property and equipment, net	$245	$269
Accrued expenses and other current liabilities	$36	$90
Other liabilities	6	7
Total finance lease liabilities	$42	$97

The following table includes supplemental information:

	March 30,	December 30,
	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	2.7	2.9
Finance leases	0.7	0.7

Weighted Average Discount Rate
Operating leases	5.6%	5.6%
Finance leases	4.6%	4.4%

Maturities of lease liabilities as of March 30, 2024, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2024 (remainder of the year)	$496	$36
2025	624	5
2026	639	2
2027	23	—
Total lease payments	1,782	43
Less: imputed interest	(132)	(1)
Total	$1,650	$42

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

Google Litigations

On December 4, 2009, Netlist filed a patent infringement lawsuit against Google Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “NDCA”), seeking damages and injunctive relief based on Google’s alleged infringement of our U.S. Patent No. 7,619,912 (the “‘912 Patent”). The current judge assigned to the case, Hon. Chief Judge Seeborg, entered an order via stipulation on October 17, 2022 staying the NDCA Google case until the resolution of a pending case filed by Netlist, Inc. against Samsung Electronics Co., Ltd., Samsung Semiconductor Inc., and Samsung Electronics America Inc. (collectively, “Samsung”) in the United States District Court for the Eastern District of Texas (“EDTX”) (Netlist, Inc. v. Samsung Elecs. Co., Ltd. et al., Case No. 2:22-cv-00293-JRG).

On July 26, 2022, Netlist filed patent infringement claims against Google Cloud EMEA Limited, Google Germany GmbH, Redtec Computing GmbH, and Google LLC (the “German Google Defendants”), seeking damages based on those defendants’ infringement of European Patents EP 2,454,735 (“EP735”) and EP 3,404,660 (“EP660”), which both generally relate to load reduced dual in line memory modules (“LRDIMM”) technologies. As of the reporting date, the German Google Defendants have submitted statements of defense. As of the reporting date, the German Federal patent Court has issued its order finding the EP735 null, and the proceedings before the Dusseldorf Court are currently stayed pending the outcome of the nullity reviews of the asserted EP patents.

On October 15, 2021, Samsung Electronics Co. Ltd. (“SECL”) and Samsung Semiconductor Inc. (“SSI”) initiated a declaratory judgement action against Netlist in the U.S. District Court for the District of Delaware (“DDE”) (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA). On September 12, 2022, Netlist amended its Counterclaims to include counterclaims against Google LLC and Alphabet, Inc (together, “Google Delaware Defendants”). On November 15, 2022, the Google Delaware Defendants responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to sever and stay the counterclaims. As of the reporting date, the Court heard oral arguments for the Google Delaware Defendants’ Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations. On October 10, 2023, the DDE Court entered an order granting-in-part and denying-in-part SECL and SSI’s prior motion to stay the matter in light of pending Inter Partes Reviews (“IPRs”) and a Ninth Circuit appeal, in effect staying claims with respect to Netlist’s U.S. Patent Nos. 9,858,218 (the “‘218 Patent”) and 10,474,595 (the “‘595 Patent”), while allowing claims under Netlist’s U.S. Patent No. 10,217,523 (the “‘523 Patent”) to proceed. On October 20, 2023, the Court held a claim construction hearing involving all parties. As part of the hearing, the Court also sought feedback from parties as to the issue of whether the matter should be stayed pending review of the Ninth Circuit’s recent unpublished decision on the underlying Central District of California action.

On December 1, 2023, the Court entered an Oral Order staying the matter until the development of any action by any other court pertaining to Samsung’s and Netlist’s rights under the JDLA that may merit lifting the stay. As of the reporting date, the case remains stayed.

Micron Litigations

On April 28, 2021, Netlist filed a complaint for patent infringement against Micron Technology, Inc. (“Micron”) in the U.S. District Court for the Western District of Texas (“WDTX”), Waco Division (Case No. 6:21-cv00431 & Case No. 6:21-cv-00430). These proceedings are based on the alleged infringement by Micron’s LRDIMM and Micron’s non-volatile dual in line memory modules (“NVDIMM”) enterprise memory modules under four U.S. patents – U.S. Patent Nos. 10,489,314 (the “‘314 Patent”), 9,824,035 (the “‘035 Patent”), 10,268,608 (the “‘608 Patent”), and 8,301,833 (the “‘833 Patent”). The consolidated case was assigned to Hon. Judge Lee Yeakel (new Case No. 1:22-cv-00134, and 1:22-cv-00136), and the parties have completed briefing on their claim construction arguments. On May 11, 2022, Judge Yeakel entered a stay of the case pending the resolution of Micron’s requested IPR proceedings against the four patents asserted by Netlist in these consolidated cases (the ‘833, ‘035, ‘608, and ‘314 Patents). On May 4, 2023, the consolidated cases were reassigned to Docket II in the WDTX Austin Division, given Hon. Judge Yeakel’s retirement. On February 21, 2024, the parties have filed a status report with Austin District Court Judge Robert Pitman. On April 19, 2024, Netlist filed a motion to transfer the matter to the Eastern District of Texas, Marshall Division. As of the reporting date, the matter remains assigned to Judicial Docket II of the WDTX, Austin Division Court pending briefing and a decision on Netlist’s motion.

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

On March 31, 2022, Netlist filed patent infringement claims against Micron in Dusseldorf, Germany (“Micron Dusseldorf Action”), seeking damages based on their infringement of EP735 and EP660. On June 24, 2022, Netlist requested injunctive relief. Micron initiated a nullity proceeding against the asserted EP patents in this action, making Netlist’s response to the same as November 19, 2022. Primary briefing in the Micron Dusseldorf Action has concluded, while the German Federal Patent Court entered a preliminary opinion on EP735 and EP660 in a related invalidity proceedings that have been consolidated as of the reporting date. As of the reporting date, the German Federal patent Court has issued its order finding the EP735 null, and the Micron Dusseldorf Action has been stayed pending the outcome of the nullity reviews of the asserted EP patents.

On June 10, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX, Marshall Division (Case No. 2:22-cv-00203-JRG-RSP). These proceedings are based on the alleged infringement by Micron for the sale of its LRDIMMs, its memory modules utilizing on-board power management (“PMIC”), and its high bandwidth memory (“HBM”) components, under six U.S. Netlist patents: U.S. Patent Nos. 8,787,060 (the “‘060 Patent”), 9,318,160 (the “‘160 Patent), 10,860,506 (the “‘506 Patent”), 10,949,339 (the “‘339 Patent”), 11,016,918 (the “‘918 Patent”), and 11,232,054 (the “‘054 Patent”). The claim construction hearing took place before Hon. Magistrate Judge Roy Payne on July 26, 2023, and on October 30, 3023 the Court entered an Order confirming the Claim Construction outcome. The Jury Trial was initially scheduled to begin on January 22, 2024, but as of the reporting date, the Court has stayed the matter.

On August 1, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX (Case No. 2:22-cv-00294) under the ‘912 Patent, for Micron’s alleged infringement by the sale of its LRDIMMs and RDIMMs. On August 15, 2022, Netlist filed its first amended complaint, further addressing Micron’s infringement of U.S. Patent Nos. 9,858,215 (the “‘215 Patent”) and 11,093,417 (the “‘417 Patent”). On October 21, 2022, Hon. Chief Judge Gilstrap

ordered that this Micron action and a parallel action by Netlist against defendants Samsung on the same patents (Case No. 2:22-cv-00293-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that the Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in that case for all pretrial matters. The claim construction hearing was advanced and took place before Hon. Chief Judge Gilstrap on September 26, 2023. On November 21, 2023, the Court entered its Claim Construction Order. The Court held the final pretrial conference for the consolidated case on March 6, 2024. As of the reporting date, the case is scheduled for a jury trial starting on May 20, 2024.

On November 18, 2022, Micron filed IPR requests contesting the validity of the ‘912, ‘339, and ‘506 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). As of the reporting date, Micron’s ‘912, ‘339, and ‘506 Patent IPRs have been joined with the corresponding Samsung IPR proceedings for the same respective patents. Oral hearings for the joined Samsung ‘339 and ‘506 Patents IPRs were held on July 19, 2023 and July 20, 2023, respectively. On June 30, 2023, the PTAB resumed the trial on the Samsung ‘912 Patent IPR (which included Micron’s claims via joinder) following USPTO Director Katherine Vidal’s sua sponte Director Review and scheduled the ‘912 Patent IPR for an oral hearing on January 31, 2024. On October 17, 2023 and October 18, 2023, the PTAB issued final written decisions stating that all challenged claims of the ‘506 and ‘339 Patents were unpatentable, respectively. Netlist filed Requests for Rehearing of the ‘506 and ‘339 Patent IPRs final written decisions on November 16, 2023 and November 17, 2023, respectively. On December 20, 2023, the Board denied Netlist’s Request for Rehearing on the ‘506 Patent IPR result. Netlist filed a Notice of Appeal challenging the Board’s final written decision for the ‘506 Patent, thus instituting an appeal before the Federal Court of Appeals for the Federal Circuit (“CAFC”) of the ‘506 Patent IPR result (CAFC Case No. 24-1521), and as of the reporting date has not filed its Opening Appeal Brief. On February 9, 2024, the PTAB denied Netlist’s Request for Rehearing on the ‘339 Patent IPR result. Netlist filed its Notice of Appeal challenging the Board’s final written decision for the ‘339 Patent, thus instituting an appeal before the CAFC of the ‘339 Patent IPR result (CAFC Case No. 24-1707, the “‘339 Appeal”), and as of the reporting date has not filed its Opening Appeal Brief. On January 31, 2024, an oral hearing was conducted for the Samsung ‘912 Patent IPR proceeding joined by Micron. On April 17, 2024, the PTAB entered its final written decision for the ‘912 Patent IPR, finding the challenged claim 16 unpatentable. As of the reporting date, Netlist has not filed a notice of appeal challenging the Board’s final written decision for the ‘912 Patent IPR.

On January 6, 2023, Micron filed IPR requests contesting the validity of the ‘918 and ‘054 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). On June 23, 2023, the matters were joined with the corresponding Samsung IPRs on the same patents. On September 5, 2023, oral hearings for the ‘918 and ‘054 Patent IPRs were held. On December 5, 2023 and December 6, 2023, the PTAB entered final written decisions for the ‘918 and ‘054 Patent IPRs, respectively, finding in both instances that all challenged claims were unpatentable. On January 5, 2024 and January 6, 2024, Netlist filed requests for USPTO Director Review of the ‘918 and ‘054 Patents final written decisions, respectively. On March 18, 2024, the USPTO denied Netlist’s request for Director Review of the ‘918 and ‘054 Patent IPRs. As of the reporting date, Netlist has not filed a notice of appeal challenging the Board’s final written decision for the ‘918 or ‘054 Patent IPRs.

On May 8, 2023, Micron filed IPR requests contesting the validity of the ‘060 and ‘160 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). On October 26, 2023, the PTAB instituted the Micron ‘060 and ‘160 Patent IPRs and joined them with the earlier-filed ‘060 and ‘160 Patent IPRs. An oral hearing was held on January 11, 2024, and on April 1, 2024, the PTAB issued its final written decisions finding all challenged claims of the ‘060 and ‘160 Patents unpatentable. On May 1, 2024, Netlist requested a director review of the final written decisions.

On July 28, 2023, Micron filed two IPR petitions contesting the validity of the ‘215 and ‘417 Patents. On January 3, 2024, the PTAB granted institution and joinder to Samsung’s earlier-filed IPRs for the same two patents. The parties completed briefing on the Samsung ‘417 and ‘215 Patent IPRs that Micron had joined and held oral arguments on May 3, 2024. As of the reporting date, the PTAB has not yet issued its final written decision.

On December 11, 2023, Micron filed a complaint in the District Court for the Fourth Judicial District of the State of Idaho alleging Netlist violated Idaho Code § 48-1703 through its assertion of the ‘833 Patent in the WDTX (the “First Idaho Complaint”). Netlist removed the matter from State Court to the Federal District Court for the District of

Idaho on January 2, 2024. On January 18, 2024, the matter was assigned to Judge David C. Nye for all proceedings, and Micron filed a Motion to remand the case back to Idaho state court. On February 7, 2024, Netlist moved to dismiss Micron’s First Idaho Complaint or alternatively transfer the case, and on February 8, 2024 responded to Micron’s Motion to Remand. On February 22, 2024, Micron filed its reply in support of its remand motion. On February 28, 2024 Micron filed its response to Netlist’s Motion to Dismiss or Transfer the case. On March 13, 2024, Netlist filed its reply in support of its Motion to Dismiss or Transfer the case. As of the reporting date, the Court has not yet ruled on these motions.

On December 22, 2023, Netlist filed a Declaratory Judgment action in the Federal District Court for the EDTX, Marshall Division, seeking confirmation from the Court that Netlist has not made a bad-faith assertion of patent infringement against Micron. On January 19, 2024, Micron filed a Motion to Dismiss. On February 7, 2024, Netlist amended its complaint, and on March 6, 2024, Micron filed its Answer to Netlist’s First Amended Complaint. On April 23, 2024, the Court held a scheduling conference, and on April 24, 2024 the Court entered its docket control order setting the matter for a jury trial on July 7, 2025.

On January 10, 2024, Micron filed an IPR petition, again contesting the validityof the ‘608 Patent, along with a motion to join Samsung’s instituted parallel IPR proceeding. As of the reporting date, the PTAB has not yet entered an order instituting a trial under Micron’s petition or joining Micron’s second ‘608 Patent challenge to Samsung’s co-pending challenge.

On January 16, 2024, Micron filed a second complaint in the District Court for the Fourth Judicial District of the State of Idaho alleging Netlist violated Idaho Code § 48-1703, this time for Netlist’s assertion of the ‘918 and ‘054 Patents in the EDTX. On February 9, 2024, Netlist removed the matter from State Court to the Federal District Court for the District of Idaho. The removed case has been assigned to Judge David C. Nye. On February 16, 2024, Netlist filed a Motion to Dismiss or in the Alternative Transfer the case. Micron filed its opposition to Netlist’s Motion to Transfer on March 8, 2024. On March 11, 2024, Micron filed a Motion to Remand the case. As of the reporting date, the Court has not yet ruled on these motions.

Samsung Litigations

On May 28, 2020, Netlist filed a complaint against Samsung in the U.S. District Court for the Central District of California for Samsung’s breach of the parties’ Joint Development and License Agreement (“JDLA”). On July 22, 2020, Netlist amended its complaint to seek a declaratory judgment that it properly terminated the JDLA in light of Samsung’s material breaches. On October 14, 2021, the Court entered summary judgment in Netlist’s favor and confirmed Netlist properly terminated the JDLA as of July 15, 2020. On February 15, 2022, the Court entered a final judgment in favor of Netlist on each of its three claims and confirmed that the licenses granted by Netlist under the JDLA were terminated. On February 25, 2022, Samsung filed a Notice of Appeal, and the Federal Court of Appeals for the Ninth Circuit Court of Appeals issued a Time Schedule Order on February 28, 2022. On August 4, 2022, Netlist filed a cross-appeal seeking the Appeal Court’s reconsideration of the District Court’s finding that the fees Netlist paid to PwC were consequential damages, rather than recoverable general damages. On June 8, 2023, the Ninth Circuit Court of Appeals heard oral arguments from both parties on the matter following completion of all briefing. On October 17, 2023, the Ninth Circuit panel issued an unpublished memorandum affirming-in-part and reversing-and-remanding-in-part the District Court’s rulings. On November 8, 2023, the Ninth Circuit issued a mandate to the California Central District Court, whereupon the Court issued an Order reopening the case as of November 13, 2023. After collecting a joint statement of the case from the parties, the Court ordered the parties to rebrief the remaining issues in the summary judgment proceedings based only on the existing record. On February 5, 2024, the Court held a hearing on the remaining summary judgment issues, and on February 6, 2024, the Court issued an Order denying all of the parties’ various pending motions. In the same Order, the Court set the matter for a jury trial to begin on March 26, 2024, with a final pretrial conference set for March 18, 2024. The Court used the conference set for March 18, 2024 to discuss the status of the case, and then on March 22, 2024, reset the final pretrial conference to April 15, 2024 and trial start date to May 14, 2024. On March 28, 2024, the Court reset the final pretrial conference to May 6, 2024 at 2:00 pm, and kept the trial start date as May 14, 2024. As of the reporting date, the Court has maintained the May 14, 2024 trial start date.

On October 15, 2021, Samsung initiated a declaratory judgement action against Netlist in the DDE (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA), where it requested in relevant part that the DDE declare that Samsung does not infringe the ‘218, ‘523, ‘595, ‘506, ‘339, ‘912 and ‘918 Patents, while later seeking leave to add the ‘054 Patent (issued January 25, 2022) to its action. On August 1, 2022, Hon. Judge Andrews dismissed all of Samsung’s counts related to Netlist’s ‘912, ‘506, ‘339, and ‘918 Patents, and denied Samsung’s request to bring its ‘054 Patent claims in Delaware. On September 12, 2022, Netlist amended its Counterclaims to include counterclaims tying Google to the action. On November 15, 2022, Google responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to Sever and Stay the counterclaims. On May 22, 2023, the Court heard oral arguments on Google’s Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations. On October 10, 2023, the Court entered an order granting-in-part and denying-in-part Samsung’s prior motion to stay the matter in light of pending IPRs and a Ninth Circuit appeal, staying claims with respect to the ‘218 and ‘595 Patents, while allowing claims under the ‘523 Patent to proceed. On December 1, 2023, the Court entered an Oral Order staying the matter entirely until the development of any action by any other court pertaining to Samsung’s and Netlist’s rights under the JDLA that may merit lifting the stay. As of the reporting date, the case remains stayed.

On November 19, 2021, Samsung filed IPR requests contesting the validity of the ‘218, ‘595, and ‘523 Patents. Netlist filed its initial responses to Samsung’s IPR petitions on February 18, 2022, contesting the institution of any IPR on the grounds propounded. On May 3, 2023, the PTAB issued a final written decision finding all of the claims of the ‘523 Patent valid and patentable, while on May 8, 2023 and May 9, 2023, it found all of the claims of the ‘218 and ‘595 Patents, respectively, unpatentable. On July 10, 2023, Samsung filed a Notice of Appeal challenging the Board’s decision upholding the patentability of the ‘523 Patent, thus instituting an appeal before the CAFC of the ‘523 Patent IPR result (CAFC Case No. 23-2133). As of the reporting date, the parties have completed briefing on the appeal, and the Federal Circuit has not yet set a date for oral arguments.

On December 20, 2021, Netlist filed a complaint for patent infringement against Samsung in the EDTX (Case No. 2:21-cv-00463-JRG) under the ‘506, ‘339, and ‘918 Patents. On May 3, 2022, Netlist entered a First Amended Complaint pursuant to the Federal Rules of Civil Procedure (“FRCP”) Rule 15, adding claims for infringement under three additional patents: the ‘060, ‘160, and ‘054 Patents. The ‘506, ‘339, ‘918, ‘060, ‘160, and ‘054 Patents are hereafter collectively referred to as the “EDTX1 Patents.” Netlist brought claims under the ‘339, ‘918, ‘054, ‘060, and ‘160 Patents in its Jury Trial, which concluded on April 21, 2023, with the entry of the jury’s verdict into the public record. The jury unanimously found that Samsung willfully infringed Netlist’s ‘339, ‘918, ‘054, ‘060, and ‘160 Patents through the sale of their DDR4 LRDIMMs, DDR5 DIMMs, and HBMs, and that none of the patent claims asserted at trial were invalid. The jury awarded Netlist, Inc. a total of approximately $303 million for Samsung’s infringement. On May 30, 2023, Hon. Chief Judge Gilstrap conducted a bench trial to assess the merits of Samsung’s affirmative defenses excusing its infringement of only the ‘339, ‘918, and ‘054 Patents. On August 11, 2023, Chief Judge Gilstrap issued a memorandum and Order denying Samsung’s requested relief and finding that the ‘918 and ‘054 patents were not unenforceable due to equitable estoppel, prosecution laches, or unclean hands, and that the ‘339 patent was not unenforceable due to unclean hands. The same day, the Court entered a Final Judgment against the Samsung Defendants for $303 million for Samsung’s willful infringement through the date of trial, but declined awarding enhanced damages. As of the reporting date, the parties have filed post-judgment motions, including a motion by Samsung to vacate the final judgment in light of the Ninth Circuit’s recent decision. The parties have briefed all of the post-judgment motions, and as of the reporting date the Court has not yet entered its final order. Additionally, as of the reporting date, all of the EDTX1 Patents are subject to IPR final written decisions. The outcome of each of the IPR proceedings related to each of the EDTX1 Patents may affect the underlying collectability of the jury award in this matter.

On February 17, 2022, Samsung filed an IPR request contesting the validity of only claim 16 within the ‘912 Patent. Samsung then filed two additional IPR requests contesting the validity of the ‘506 and ‘339 Patents. Netlist filed its Patent Owner’s Preliminary Response for the ‘912 and ‘339 Patent IPRs on July 21, 2022, and for the ‘506 Patent IPR on July 28, 2022. On January 19, 2023, the PTAB instituted IPR trials on both the ‘912 and ‘339 Patents. The following day, the PTAB instituted an IPR trial on the ‘506 Patent. On October 19, 2022, the PTAB instituted IPR trials on the ‘912 and ‘339 Patents, while two days later it instituted an IPR trial on the ’506 Patent. On January 5, 2023, USPTO Director Katherine K. Vidal entered an Order in the ‘912 Patent proceeding mandating a sua sponte Director review of the Board’s decision granting institution of the ‘912 Patent and staying the underlying proceedings in lieu of a supplemental briefing schedule set by the Director herself. On February 3, 2023, Director Vidal entered a decision requiring the assigned Board to reevaluate Netlist’s request for discovery on the admitted relationship between Samsung and Google and reassess whether Google is a “Real Party in Interest.” On June 30, 2023, the Board resumed the trial on the Samsung ‘912 Patent IPR, which now also includes Micron’s claims via joinder (see above), and scheduled the ‘912 Patent IPR for further substantive briefing and an oral hearing on January 31, 2024. On October 17, 2023 and October 18, 2023, the PTAB issued final written decisions stating that all challenged claims of the ‘506 and ‘339, respectively, Patents were unpatentable. Netlist filed Requests for Rehearing of the ‘506 and ‘339 Patent IPR final written decisions on November 16, 2023 and November 17, 2023, respectively. On December 20, 2023, the Board denied Netlist’s Request for Rehearing on the ‘506 Patent IPR result. Netlist filed a Notice of Appeal challenging the Board’s final written decision for the ‘506 Patent, thus instituting an appeal before the CAFC of the ‘506 Patent IPR result (CAFC Case No. 24-1521), and as of the reporting date has not filed its Opening Appeal Brief. On February 9, 2024, the PTAB denied Netlist’s Request for Rehearing on the ‘339 Patent IPR result. Netlist filed its Notice of Appeal challenging the Board’s final written decision for the ‘339 Patent, thus instituting an appeal before the CAFC of the ‘339 Patent IPR result (CAFC Case No. 24-1707), and as of the reporting date has not filed its Opening Appeal Brief. On January 31, 2024, an oral hearing was conducted for the Samsung ‘912 Patent IPR proceeding joined by Micron. On April 17, 2024, the PTAB entered its final written decision for the ‘912 Patent IPR, finding the challenged claim 16 unpatentable. As of the reporting date, Netlist has not filed a notice of appeal challenging the Board’s final written decision for the ‘912 Patent IPR.

On May 17, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘918 and ‘054 Patents. On December 6, 2022, the Board instituted an IPR trial for the ‘054 Patent, and then instituted an IPR trial for the ‘918 Patent the next day. Micron has joined these Samsung IPRs on the ‘918 and ‘054 Patents, and oral arguments were heard on September 7, 2023. On December 5, 2023 and December 6, 2023, the PTAB entered final written decisions for the ‘918 and ‘054 Patent IPRs, respectively, finding in both instances that all challenged claims were unpatentable. On January 5, 2024 and January 6, 2024, Netlist filed requests for USPTO Director Review of the ‘918 and ‘054 Patents, respectively, final written decisions. On March 18, 2024, the USPTO denied Netlist’s request for Director Review of the ‘918 and ‘054 Patent IPRs. As of the reporting date, Netlist has not filed a notice of appeal challenging the Board’s final written decision for the ‘918 or ‘054 Patent IPRs.

On June 3, 2022, Netlist filed patent infringement lawsuits against Samsung in Dusseldorf, Germany, seeking damages for Samsung’s infringement of Netlist’s patents EP735 and EP660 (“Samsung Dusseldorf Action”). An Oral Hearing was held in the Dusseldorf Court on September 5, 2023 to determine the question of infringement specifically. The Court confirmed at the hearing that an Order would issue either staying the matter until a decision was reached on validity by the German Federal Patent Court, or a dismissal of the case if there was no infringement. On September 25, 2023, the Dusseldorf Court entered a stay of the matter until the German Federal Patent Court renders a decision in the nullity actions currently pending for EP735 and EP660. The German Federal Patent Court has issued its order finding the EP735 null, and the Samsung Dusseldorf Action has been stayed pending the outcome of the nullity reviews of the asserted EP patents.

On August 1, 2022, Netlist filed a complaint for patent infringement against Samsung in the EDTX (Case No. 2:22-cv-00293) under the ‘912 Patent, which relates generally to technologies to implement rank multiplication. On August 15, 2022, Netlist filed its first amended complaint here, further addressing Samsung’s infringement of the ‘215 and ‘417 Patents. On October 21, 2022, Hon. Chief Judge Gilstrap ordered that this action and a parallel action by Netlist against Micron on the same patents (22-cv-00294-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that this Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in therefore all pretrial matters. The claim construction hearing was advanced and took place before Hon. Chief Judge Gilstrap on September 26, 2023. On November 21, 2023, the Court entered its Claim Construction Order. The final pretrial conference was held on March 6, 2024, and as of the reporting date, the Court has not set the jury trial start date.

On August 26, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘060 and ‘160 Patents. On January 19, 2023, Netlist filed its Patent Owner Preliminary Responses in those proceedings. An oral hearing was held on January 11, 2024, and on April 1, 2024, the PTAB issued its final written decisions finding all challenged claims of the ‘060 and ‘160 Patents unpatentable. On May 1, 2024, Netlist requested a director review of the final written decisions.

On January 10, 2023, Samsung filed two IPR petitions contesting the validity of the ‘215 and ‘417 Patents. The Board accorded these IPRs a filing date of January 10, 2023, and Netlist filed its Patent Owner Preliminary Responses by the May 9, 2023 deadline. On August 1, 2023, the Board entered an Order instituting a trial for both of Samsung’s IPR petitions. The Board simultaneously set a schedule for briefing deadlines, and the date for oral arguments on May 3, 2024. On January 3, 3024, the PTAB joined the later-filed and substantially-identical Micron IPRs for the ‘215 and ‘417 Patents to Samsung’s IPRs. The parties completed briefing on the ‘417 and ‘215 Patent IPRs and held oral arguments on May 3, 2024. As of the reporting date, the PTAB has not yet issued its final written decisions.

On April 27, 2023, Samsung filed an IPR petition contesting the validity of the ‘608 Patent. The Board accorded Samsung’s IPR petition a filing date on June 14, 2023. On December 12, 2023, the PTAB instituted an IPR trial for the ‘608 Patent, despite having previously denied institution from Micron’s earlier-filed IPR petition of the same Patent. On December 26, 2023, Netlist filed a request for review of the institution decision by the Director of the USPTO. As of the reporting date, the PTAB and USPTO Director have denied Netlist’s requests. Netlist filed its Patent Owner’s Response on March 29, 2024. As of the reporting date, Samsung has not yet filed its reply.

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

Note 8—Stockholders’ Equity

Serial Preferred Stock

The Company’s authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of March 30, 2024 or December 30, 2023.

On April 17, 2017, the Company entered into a rights agreement (as amended from time to time, the “Rights Agreement”) with Computershare Trust Company, N.A., as rights agent. In connection with the adoption of the Rights Agreement and pursuant to its terms, the Company’s board of directors authorized and declared a dividend of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 18, 2017 (the “Record Date”), and authorized the issuance of one Right for each share of the Company’s common stock issued by the Company (except as otherwise provided in the Rights Agreement) between the Record Date and the Distribution Date (as defined below). On April 17, 2024, the Company appointed Equiniti Trust

Company, LLC (“Equiniti”) as rights agent under the Rights Agreement pursuant to that certain Amendment No. 4 to Rights Agreement, dated as of April 17, 2024, by and between the Company and Equiniti (the “Fourth Amendment”).

Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company, when exercisable and subject to adjustment, one unit consisting of one one-thousandth of a share (a “Unit”) of Series A Preferred Stock of the Company (the “Preferred Stock”), at a purchase price of $6.56 per Unit, subject to adjustment. Subject to the provisions of the Rights Agreement, including certain exceptions specified therein, a distribution date for the Rights (the “Distribution Date”) will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired or otherwise obtained beneficial ownership of 15% or more of the then-outstanding shares of the Company’s common stock, and (ii) 10 business days (or such later date as may be determined by the Company’s board of directors) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and, unless earlier redeemed or exchanged by the Company pursuant to the terms of the Rights Agreement (as amended on April 16, 2018, April 16, 2019, August 14, 2020, and April 17, 2024) will expire on the close of business on April 17, 2027.

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

During 2023, Lincoln Park purchased an aggregate of 7,865,000 shares of our common stock for a net purchase price of $23.4 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 44,939 shares of our common stock as additional commitment shares in noncash transactions. During the three months ended March 30, 2024, Lincoln Park purchased an aggregate of 1,240,000 shares of our common stock for a net purchase price of $2.1 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 4,085 shares of our common stock as additional commitment shares in noncash transactions.

Note 9—Stock-Based Awards

As of March 30, 2024, the Company had 1,772,423 shares of common stock reserved for future issuance under its Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the three months ended March 30, 2024:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 30, 2023	4,039	$0.90
Granted	—	—
Exercised	(78)	0.80
Expired or forfeited	(345)	1.99
Outstanding as of March 30, 2024	3,616	$0.80

Restricted Stock Units

The following table summarizes the activity related to RSUs during the three months ended March 30, 2024:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 30, 2023	3,603	$3.49
Granted	—	—
Vested	(678)	3.39
Forfeited	(158)	1.44
Balance nonvested as of March 30, 2024	2,767	$3.63

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 30,	April 1,
	2024	2023
Cost of sales	$21	$18
Research and development	362	274
Selling, general and administrative	991	785
Total	$1,374	$1,077

As of March 30, 2024, the Company had approximately $8.3 million, net of estimated forfeitures, of unearned stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.3 years.

Note 10—Warrants

Warrant activity for the three months ended March 30, 2024 is as follows:

Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 30, 2023	11,111	$3.20
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding as of March 30, 2024	11,111	$3.20

Note 11—Subsequent Events

On April 17, 2024, the Company entered into the Fourth Amendment. The Fourth Amendment appointed Equiniti as rights agent and amended the definition of “Expiration Date” in the Rights Agreement to extend the term for an additional three year period which extended the final expiration of the Rights issued pursuant to the Rights Agreement from April 17, 2024 to April 17, 2027. As a result and pursuant to the Fourth Amendment, the Rights will expire and become unexercisable on or before the close of business on April 17, 2027, in accordance with the terms of the Rights Agreement.

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

The following MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2024 (the “Annual Report”). All information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “Netlist,” “we,” “us,” or “our” as used herein refers collectively to Netlist, Inc. and its consolidated subsidiaries, unless otherwise stated.

Overview

Netlist provides high-performance memory solutions to enterprise customers in diverse industries. Our products, in various capacities and form factors, including our line of custom and specialty memory products, bring leading performance to customers in a variety of industries globally. Netlist also licenses its intellectual property.

During the first quarter of 2024, we recorded net sales of $35.8 million, gross profit of $0.7 million and net loss of $17.0 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit and term loans under a bank credit facility with Silicon Valley Bank, a division of First-Citizen Bank & Trust Company (“SVB”). See “Liquidity and Capital Resources” below for more information.

Recent Developments

Fourth Amendment to Rights Agreement

On April 17, 2024, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Company’s rights agreement dated as of April 17, 2017 (as amended from time to time, the “Rights Agreement”). The Fourth Amendment appointed Equiniti Trust Company, LLC as rights agent and amended the definition of “Expiration Date” in the Rights Agreement to extend the term for an additional three year period which extended the final expiration of the Rights issued pursuant to the Rights Agreement from April 17, 2024 to April 17, 2027. As a result and pursuant to the Fourth Amendment, the Rights will expire and become unexercisable on or before the close of business on April 17, 2027, in accordance with the terms of the Rights Agreement.

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

During the three months ended March 30, 2024, Lincoln Park purchased an aggregate of 1,240,000 shares of our common stock for a net purchase price of $2.1 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 4,085 shares of our common stock as additional commitment shares in noncash transactions.

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

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three months ended March 30, 2024 and April 1, 2023 were as follows (dollars in thousands):

	Three Months Ended
	March 30,	April 1,	%
	2024	2023	Change
Net sales	$35,807	$9,021	297%
Cost of sales	35,092	8,461	315%
Gross profit	$715	$560	28%
Gross margin percentage	2%	6%

Net Sales

Net sales include resales of certain components, modules, and other products, which include dual in-line memory modules (“DIMMs”) and solid-state drives (“SSDs”). Net sales also include sales of Netlist’s own products.

Net sales increased by approximately $26.8 million during the first quarter of 2024 compared to the same period of 2023, primarily as a result of a $24.2 million increase in the sale of registered DIMM (“RDIMM”) and discrete memory component products, a $1.5 million increase in sales of Netlist’s flash and SSD products, and a $1.1 million increase in sales of low-profile memory subsystem products.

Gross Profit and Gross Margin

Product gross profit increased during the first quarter of 2024 compared to the same period of 2023, primarily as a result of higher sales across all product groups. Product gross margin percentage decreased during the first quarter of 2024 compared to the same period of 2023, primarily as a result of product sales mix.

Operating Expenses

Operating expenses for the three months ended March 30, 2024 and April 1, 2023, were as follows (dollars in thousands):

	Three Months Ended
	March 30,	April 1,	%
	2024	2023	Change
Research and development	$2,441	$2,301	6%
Percentage of net sales	7%	26%
Intellectual property legal fees	$12,540	$11,070	13%
Percentage of net sales	35%	123%
Selling, general and administrative	$3,116	$3,030	3%
Percentage of net sales	9%	34%

Research and Development

Research and development expenses increased during the first quarter of 2024 compared to the same period of 2023 due primarily to an increase in employee headcount and related overhead.

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

Intellectual property legal fees increased during the first quarter of 2024 compared to the same period of 2023 due primarily to higher legal expenses incurred to protect and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased during the first quarter of 2024 compared to the same period of 2023 due primarily to an increase in employee headcount and overhead and outside services.

Other Income, Net

Other income, net for the three months ended March 30, 2024 and April 1, 2023 was as follows (dollars in thousands):

	Three Months Ended
	March 30,	April 1,	%
	2024	2023	Change
Interest income, net	$377	$56
Other income (expense), net	38	(3)
Total other income, net	$415	$53	683%

Interest income, net increased during the first quarter of 2024 compared to the same period of 2023, primarily as a result of higher interest rate earned on higher cash balances. Other income, net included sublease income for our warehouse space located in Irvine, California during the first quarter of 2024.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and receipts from revenues. In addition, we have received proceeds from our entry into a Strategic Product Supply and License Agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”), on April 5, 2021 (the “Strategic Agreement”), which we use to support our operations. We have also funded our operations with a revolving line of credit under a bank credit facility with SVB.

The following tables present selected financial information as of March 30, 2024 and December 30, 2023 and for the first three months of 2024 and 2023 (in thousands):

	March 30,	December 30,
	2024	2023
Cash, cash equivalents and restricted cash	$41,136	$52,845
Debt due within one year	377	—
Working capital	9,043	22,289

	Three Months Ended
	March 30,	April 1,
	2024	2023
Net cash used in operating activities	$(14,218)	$(12,714)
Net cash used in investing activities	(37)	-
Net cash provided by financing activities	2,546	5,673

During the three months ended March 30, 2024, net cash used in operating activities was primarily a result of net loss of $17.0 million, non-cash adjustments to net loss of $1.6 million, and net cash inflows from changes in operating assets and liabilities of $1.1 million driven predominantly by an increase in accounts payable due to higher legal fees to defend our patent portfolio and an increase in accrued expenses and other liabilities, partially offset by an increase in inventories due to higher purchases to support increased sales. Net cash provided by financing activities during the three months ended March 30, 2024 primarily consisted of $0.5 million in net borrowings under the 2023 SVB Credit Agreement (as defined below), $2.1 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, offset by $0.1 million in payments of notes payable to finance insurance policies.

During the three months ended April 1, 2023, net cash used in operating activities was primarily a result of net loss of $15.8 million, non-cash adjustments to net loss of $1.3 million, and net cash inflows from changes in operating assets and liabilities of $1.7 million driven predominantly by a decrease in accounts receivable and inventories, partially offset by a decrease in accounts payable due to lower inventory purchases. Net cash provided by financing activities during the three months ended April 1, 2023 primarily consisted of $10.5 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, $0.3 million in proceeds from exercise of stock options, offset by $4.9 million in net repayments under the 2023 SVB Credit Agreement and $0.1 million in payments of notes payable to finance insurance policies.

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

As of March 30, 2024, the outstanding borrowings under the 2023 SVB Credit Agreement were $4.4 million with no availability under the revolving line of credit. During the three months ended March 30, 2024, we made net borrowings of $0.5 million under the 2023 SVB Credit Agreement.

2023 Offering

On August 14, 2023, we entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with certain investors, pursuant to which we agreed to issue and sell to the investors in a registered offering (“the 2023 Offering”) an aggregate of 11,111,112 shares of our common stock and warrants to purchase up to an aggregate of 11,111,112 shares of our common stock at a per share purchase price of $2.70 per share. The 2023 Offering closed on

August 17, 2023. The net proceeds to us from the 2023 Offering were $28.6 million, after deducting placement agent fees and offering costs paid by us.

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the September 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75.0 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. As of March 30, 2024, $34.1 million remains available under the September 2021 Purchase Agreement with Lincoln Park.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with the cash received under the Strategic Agreement with SK hynix, proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park, cash receipts from revenues, borrowing availability under the 2023 SVB Credit Agreement, the equity financing available under the September 2021 Purchase Agreement, funds raised through future equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Our critical accounting policies and estimates are discussed in Note 2 to the condensed consolidated financial statements in this report and in the notes to consolidated financial statements in Part II, Item 8 of our Annual Report and in the MD&A in our Annual Report. There have been no significant changes to our critical accounting policies since our Annual Report.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 30, 2024.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. Some of the more significant challenges and risks include the following:

●	We have historically incurred losses and may continue to incur losses;
●	We may not be able to collect the damages awarded to us in our litigation with Samsung, which could have an adverse impact on our business, financial condition and operating results;
●	We are involved in multiple lawsuits and administrative actions in multiple jurisdictions to protect and assert our intellectual property rights against large, well-capitalized companies, which requires that we continue to expend substantial financial and management resources, and we may not be successful in these proceedings;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	The vast majority of our net product sales in recent periods have been generated from resales of products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our compute express link (“CXL”) products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Semiconductor memory and storage markets are highly competitive which could materially and adversely affect our business, results of operations, or financial condition;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross margin;
●	Our manufacturing operations involve significant risks;
●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;

●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters, cyber-attacks or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition;
●	Increased prices and inflation could negatively impact our margin performance and our financial results;
●	Geopolitical risks associated with the ongoing conflicts between Russia and Ukraine and Israel and Palestine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations;
●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business;
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Section 404”), that place significant demands on our resources, and the transition to the higher reporting and control standards that applies to us as a “large accelerated filer” may cause management distraction and increased costs;
●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results;
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us;
●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	We expect to incur additional indebtedness to support the growth of our business and to facilitate effective working capital. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;
●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;

●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As the sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

As previously reported, in our litigation with Samsung, we were awarded damages of approximately $303 million. As of the reporting date, all of the patents confirmed as being infringed on the jury verdict are either subject to IPR final written decisions or an active IPR trial. The outcome of each of the IPR proceedings related to each of these patents may affect the underlying collectability of the jury award in this matter. The outcome of the trial is subject to appeal, though we have no knowledge as to whether Samsung will or will not appeal the judgment. If Samsung appeals the award, it is possible that the outcome of the retrial in the breach of contract litigation with Samsung in the Central District of California could make it more difficult to prevail in the appeal. An appeal by Samsung would likely cause a lengthy delay in our ability to collect the award and could result in a reversal or reduction of the award. With or without an appeal, we would need to successfully collect damages awarded to us. In addition, if the judgment is appealed and we are unable to sustain our operations through an appeal process, we may be required to raise additional capital through proceeds from other litigated matters or debt or equity financing. We cannot be certain that we will prevail or settle in any other ongoing litigation, or that any additional financing we may need will be available on terms acceptable to us, or at all. If we do not receive funds from other litigation matters or secure financing in the future, we may be forced to liquidate our assets or discontinue our operations altogether.

We are involved in multiple lawsuits and administrative actions in multiple jurisdictions to protect and assert our intellectual property rights against large, well-capitalized companies, which requires that we continue to expend substantial financial and management resources, and we may not be successful in these proceedings.

We are currently involved in a variety of proceedings in multiple jurisdictions against large, well-capitalized companies, including Samsung, Google Inc. (“Google”), and Micron Technology, Inc. (“Micron”), which have already continued for many years and required substantial investments of financial and management resources, and we anticipate that these and other similar proceedings will continue to require similar investments over an extended period of time. Each of the proceedings is subject to substantial uncertainty of outcome because the litigation and appeal process in unpredictable and highly dependent upon specific factual matters and legal interpretations. We believe that it is critical to our future success to continue to pursue these actions, and we intend to do so. Each action will result in court rulings and decisions about significant issues, such as claim construction, patent validity, infringement, jurisdiction and other matters, almost all of which are subject to an appeal process that are typically lengthy and unpredictable. Moreover, the ruling or decision in one proceeding is not necessarily indicative of rulings or decisions that may be issued in another proceeding, even if the factual and legal matters are similar. We expect that various courts and agencies will issue significant rulings in several of our proceedings within the next year, and the disclosure of those rulings may cause substantial volatility in our stock price. Regardless of the outcome of our actions to enforce our intellectual property rights, we expect to continue to invest financial and management resources in pursuing the actions and related appeals, which may require that we obtain additional capital.

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

We have historically derived revenues from sales of our high-performance memory products to original equipment manufacturer (“OEMs”) in the server, high-performance computing and communications markets. Although we expect these memory products to continue to account for a portion of our revenues, we have experienced declines in sales of these products in recent periods, and these declines could continue or intensify in the future. We believe market acceptance of these products or derivative products that incorporate our technology is critical to our success, and any continued decline in sales of these products could have a material adverse impact on our performance and long-term prospects.

We have invested significant research and development time and capital in the design of application-specific integrated circuits (“ASICs”) and hybrid devices, including our CXL technology-based memory expansion controller. These products are subject to significant risks, including:

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

Our dependence on a small number of suppliers and the components we resell expose us to several risks, including the inability to obtain an adequate supply of these components, increases in their costs, delivery delays and poor quality. Additionally, our customers qualify certain of the components provided by our suppliers for use in their systems. If one of our suppliers experiences quality control or other problems, it may be disqualified by one or more of our customers. This would disrupt our supplies of these components and would also reduce the number of suppliers available to us and may require that we qualify a new supplier, which we may not be able to do.

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

Some of our customers and suppliers may have proprietary products or technologies that are competitive with our products or the components we resell to them or could develop internal solutions or enter into strategic relationships with, or acquire, other high-density memory module or component providers. Any of these actions could reduce our customers’ demand for our products or the component products we resell. Additionally, some of our significant suppliers could choose to sell component products to customers directly, which would adversely affect our ability to resell these products or may choose to manufacture competitive memory subsystem products themselves or reduce our supply of essential components of our products, which could adversely affect our ability to manufacture and sell our memory subsystems.

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

Changes in domestic and global economic and political conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and these conditions have caused and could continue to cause United States and foreign businesses to slow or decrease spending on our products and the products we resell.

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

Our dependence on third-party manufacturers exposes us to many other risks, including, among others: reduced control over delivery schedules, quality, manufacturing yields and costs; the potential lack of adequate capacity during periods of excess demand; limited warranties on products supplied to us; and potential infringement or misappropriation of our intellectual property or the intellectual property of others. We are dependent on our manufacturing partners to manufacture components with acceptable quality and manufacturing yields, to deliver these components to us on a timely basis and at an acceptable cost and to allocate a portion of their manufacturing capacity sufficient to meet our needs. However, these component manufacturers may not be able to achieve these tasks. Additionally, our manufacturing partners may not continue to devote adequate resources to produce our products or the component products we resell or continue to advance the process design technologies on which the customer qualifications of our products are based. Any of these risks could limit our ability to meet customer demand and materially adversely affect our business and operating results.

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

Although we generally attempt to contractually limit our exposure to incidental and consequential damages, if these contract provisions are not enforced or if liabilities arise that are not effectively limited, we could incur substantial costs in defending or settling product liability claims. While we currently have product liability insurance, it may not provide coverage under certain circumstances, and it may not be adequate to satisfy claims made against us. We also may be unable to maintain insurance in the future at satisfactory rates or in adequate amounts.

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

Geopolitical risks associated with the ongoing conflicts between Russia and Ukraine and Israel and Palestine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine, including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyber-attacks and other actions taken in response to such hostilities on the world economy and markets, and the ongoing conflict between Israel and Palestine have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, military conflicts, geopolitical developments, war or terrorism, including the ongoing conflicts between Russia and Ukraine and Israel and Palestine, regional or global pandemics, and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand and could adversely affect our business, financial condition, and results of operations.

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

To support our activities in the near term, we expect to rely on cash generated from our business, the cash received under the Strategic Agreement with SK hynix, proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park, funds raised from the 2023 Offering, the equity financing available under the September 2021 Purchase Agreement, and borrowing availability under the 2023 SVB Credit Agreement. Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

Netlist common shares began trading on the Over-the-Counter market in October 2018, following the decision to move trading of our common stock from the Nasdaq Capital Market. Because our stock is no longer listed on a registered national securities exchange, we are subject to certain “blue sky” laws of the various states which impose restrictions on our ability to offer and sell our securities. These “blue sky” laws may make it more difficult for us to raise capital or to issue our common stock for equity compensation or other strategic purposes, which could adversely affect our ability to fund our operations or to attract and retain employees. In addition, our stock may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9 of the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for the shares will be adversely affected.

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

As of March 30, 2024, there were 255,588,584 shares of our common stock outstanding. In addition, 3,616,227 shares of our common stock are subject to outstanding stock options, 2,766,732 shares of our common stock are subject to outstanding unvested restricted stock units, and 11,111,112 shares of our common stock are subject to outstanding warrants. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Item 5.Other Information

Insider Trading Arrangements

During the fiscal quarter ended March 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6.Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 17, 2018
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	December 20, 2012
3.2.1	Certificate of Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	December 29, 2017
3.2.2	Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	August 10, 2020
4.1	Amendment No. 4 to Rights Agreement, dated as of April 17, 2024, by and between Netlist, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	001-33170	April 17, 2024
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32.1+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:May 6, 2024	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)