Form 10-Q
period 2024-06-29
NETLIST INC
filed 2024-08-06
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

or

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

As of July 31, 2024, there were 257,872,226 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 29, 2024

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value) (Unaudited)

	June 29,	December 30,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$23,806	$40,445
Restricted cash	12,600	12,400
Accounts receivable, net of allowances of $111 (2024) and $68 (2023)	5,358	4,562
Inventories	8,206	12,031
Prepaid expenses and other current assets	3,178	441
Total current assets	53,148	69,879
Property and equipment, net	668	770
Operating lease right-of-use assets	1,271	1,590
Other assets	469	560
Total assets	$55,556	$72,799

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$26,561	$39,831
Revolving line of credit	4,591	3,844
Accrued payroll and related liabilities	1,321	1,346
Deferred revenue	17,624	—
Other current liabilities	4,353	2,569
Total current liabilities	54,450	47,590
Operating lease liabilities	930	1,213
Other liabilities	359	237
Total liabilities	55,739	49,040
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 257,746 (2024) and 253,593 (2023) shares issued and outstanding	258	254
Additional paid-in capital	315,128	307,328
Accumulated deficit	(315,569)	(283,823)
Total stockholders' equity (deficit)	(183)	23,759
Total liabilities and stockholders' equity (deficit)	$55,556	$72,799

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net sales	$36,835	$10,026	$72,642	$19,047
Cost of sales	36,062	9,787	71,154	18,248
Gross profit	773	239	1,488	799
Operating expenses:
Research and development	2,369	2,255	4,810	4,556
Intellectual property legal fees	10,514	8,947	23,054	20,017
Selling, general and administrative	2,966	3,325	6,082	6,355
Total operating expenses	15,849	14,527	33,946	30,928
Operating loss	(15,076)	(14,288)	(32,458)	(30,129)
Other income, net:
Interest income, net	257	277	634	333
Other income (expense), net	41	(16)	79	(19)
Total other income, net	298	261	713	314
Loss before provision for income taxes	(14,778)	(14,027)	(31,745)	(29,815)
Provision for income taxes	—	1	1	1
Net loss	$(14,778)	$(14,028)	$(31,746)	$(29,816)

Loss per share:
Basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.13)
Weighted-average common shares outstanding:
Basic and diluted	256,571	240,382	255,751	237,752

See accompanying Notes to the Condensed Consolidated Statements.

B

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands) (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 30, 2023	253,593	$254	$307,328	$(283,823)	$23,759
Net loss	—	—	—	(16,968)	(16,968)
Issuance of common stock, net	1,244	1	2,130	—	2,131
Exercise of stock options	78	—	62	—	62
Stock-based compensation	—	—	1,374	—	1,374
Restricted stock units vested and distributed	678	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(4)	—	(7)	—	(7)
Balance, March 30, 2024	255,589	256	310,886	(300,791)	10,351
Net loss	—	—	—	(14,778)	(14,778)
Issuance of common stock, net	1,962	2	3,108	—	3,110
Exercise of stock options	14	—	6	—	6
Stock-based compensation	—	—	1,128	—	1,128
Restricted stock units vested and distributed	181	—	—	—	—
Balance, June 29, 2024	257,746	$258	$315,128	$(315,569)	$(183)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	232,557	$233	$250,428	$(223,425)	$27,236
Net loss	—	—	—	(15,788)	(15,788)
Issuance of common stock, net	4,920	5	10,537	—	10,542
Exercise of stock options	381	—	264	—	264
Stock-based compensation	—	—	1,077	—	1,077
Restricted stock units vested and distributed	712	1	(1)	—	—
Balance, April 1, 2023	238,570	239	262,305	(239,213)	23,331
Net loss	—	—	—	(14,028)	(14,028)
Issuance of common stock, net	2,422	2	11,008	—	11,010
Exercise of stock options	129	—	140	—	140
Stock-based compensation	—	—	1,196	—	1,196
Restricted stock units vested and distributed	186	—	—	—	—
Balance, July 1, 2023	241,307	$241	$274,649	$(253,241)	$21,649

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 29,	July 1,
	2024	2023
Cash flows from operating activities:
Net loss	$(31,746)	$(29,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	195
Non-cash lease expense	319	315
Stock-based compensation	2,502	2,273
Changes in operating assets and liabilities:
Accounts receivable	(796)	6,772
Inventories	3,825	733
Prepaid expenses and other assets	(2,146)	325
Accounts payable	(13,270)	(7,435)
Accrued payroll and related liabilities	(25)	(271)
Deferred revenue	17,624	—
Other liabilities	1,522	(1,876)
Net cash used in operating activities	(22,025)	(28,785)
Cash flows from investing activities:
Acquisition of property and equipment	(64)	—
Net cash used in investing activities	(64)	—
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	747	(4,935)
Principal repayments under finance lease	(87)	(104)
Payments on notes payable	(312)	(295)
Proceeds from issuance of common stock, net	5,241	21,552
Proceeds from exercise of stock options and warrants	68	404
Payments for taxes related to net share settlement of equity awards	(7)	—
Net cash provided by financing activities	5,650	16,622
Net change in cash, cash equivalents and restricted cash	(16,439)	(12,163)
Cash, cash equivalents and restricted cash at beginning of period	52,845	43,611
Cash, cash equivalents and restricted cash at end of period	$36,406	$31,448

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$23,806	$24,348
Restricted cash	12,600	7,100
Cash, cash equivalents and restricted cash at end of period	$36,406	$31,448

See accompanying Notes to the Condensed Consolidated Statements.

NETLIST, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 30, 2023, included in our Annual Report on Form 10-K filed with the SEC on February 23, 2024.

In the opinion of management, all adjustments for the fair presentation of our condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. We have evaluated events occurring subsequent to June 29, 2024 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2024 will include 52 weeks and ends on December 28, 2024. Each quarter of fiscal year 2024 will be comprised of 13 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

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

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	June 29,	December 30,
	2024	2023
Raw materials	$962	$4,133
Work in process	10	274
Finished goods	7,234	7,624
	$8,206	$12,031

Loss Per Share

The following table shows the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Numerator: Net loss	$(14,778)	$(14,028)	$(31,746)	$(29,816)
Denominator: Weighted-average basic shares outstanding - basic and diluted	256,571	240,382	255,751	237,752
Net loss per share - basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.13)

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

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Weighted average common share equivalents	1,736	4,183	1,922	3,677

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Resales of third-party products	$33,330	$8,589	$64,604	$15,498
Sale of our modular memory subsystems	3,505	1,437	8,038	3,549
Total net sales	$36,835	$10,026	$72,642	$19,047

Major Customers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Customer A	45%	36%	36%	42%
Customer B	25%	*	15%	*
Customer C	*	27%	*	14%

*	Less than 10% of net sales during the period.

As of June 29, 2024, one customer represented approximately 69% of aggregated gross accounts receivables. As of December 30, 2023, two customers represented approximately 60% and 10%, respectively, of aggregate gross accounts receivables. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce our net sales and adversely affect its operating results. We mitigate risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

We resell certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and six months ended June 29, 2024, resales of these products represented approximately 90% and 89% of net product sales, respectively. For the three and six months ended July 1, 2023, resales of these products represented approximately 86% and 81% of net product sales, respectively.

Note 3—Financing Arrangements

On November 7, 2023, we entered into a loan and security agreement (the “2023 SVB Credit Agreement”) with Silicon Valley Bank (“SVB”), which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Prime Rate. The maturity date is November 7, 2025.

As of June 29, 2024, all obligations under the 2023 SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets. The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of June 29, 2024, we were in compliance with our covenants under the 2023 SVB Credit Agreement.

We have letters of credit issued by SVB under the 2023 SVB Credit Agreement and Citibank, N.A., which are secured by cash and are classified as restricted cash in the condensed consolidated balance sheets. As of June 29, 2024 and December 30, 2023, (i) outstanding letters of credit were $12.4 million and $12.4 million, respectively, (ii) outstanding borrowings were $4.6 million and $3.8 million, respectively, and (iii) availability under the revolving line of credit was $0 and $0, respectively.

Note 4—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$174	$194	$365	$389
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$189	$169	$395	$338

For the six months ended June 29, 2024 and July 1, 2023, finance lease costs and cash flows from finance leases were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	June 29,	December 30,
	2024	2023
Operating Leases
Operating lease right-of-use assets	$1,271	$1,590
Other current liabilities	$553	$617
Operating lease liabilities	930	1,213
Total operating lease liabilities	$1,483	$1,830

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(263)	(219)
Property and equipment, net	$225	$269
Other current liabilities	$4	$90
Other liabilities	5	7
Total finance lease liabilities	$9	$97

The following table includes supplemental information:

	June 29,	December 30,
	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	2.5	2.9
Finance leases	2.1	0.7

Weighted Average Discount Rate
Operating leases	5.5%	5.6%
Finance leases	5.5%	4.4%

Maturities of lease liabilities as of June 29, 2024, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2024 (remainder of the year)	$307	$2
2025	624	5
2026	639	3
2027	23	—
Total lease payments	1,593	10
Less: imputed interest	(110)	(1)
Total	$1,483	$9

Note 5—Commitments and Contingencies

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

Litigation and Patent Reexaminations

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We own numerous patents and continue to seek to grow and strengthen our patent portfolio, which covers various aspects of our innovations and includes various claim scopes. We plan to pursue avenues to monetize our intellectual property portfolio, in which we would generate revenue by selling or licensing our technology, and we intend to vigorously enforce our patent rights against alleged infringers of such rights. We dedicate substantial resources to protecting and enforcing our intellectual property rights, including with patent infringement proceedings we file against third parties and defense of our patents against challenges made by way of reexamination and review proceedings at the U.S. Patent and Trademark Office (“USPTO”) and Patent Trial and Appeal Board (“PTAB” or the “Board”). We expect these activities to continue for the foreseeable future, with no guarantee that any ongoing or future patent protection or litigation activities will be successful, or that we will be able to monetize our intellectual property portfolio.

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

Google Litigations

On December 4, 2009, Netlist filed a patent infringement lawsuit against Google Inc. (“Google”) in the U.S. District Court for the Northern District of California (the “NDCA”), seeking damages and injunctive relief based on Google’s alleged infringement of our U.S. Patent No. 7,619,912 (the “‘912 Patent”). The current judge assigned to the case, Hon. Chief Judge Seeborg, entered an order via stipulation on October 17, 2022 staying the NDCA Google case until the resolution of a pending case filed by Netlist, Inc. against Samsung Electronics Co., Ltd. (“SECL”), Samsung Semiconductor Inc. (“SSI”), and Samsung Electronics America Inc. (collectively, “Samsung”) in the United States District Court for the Eastern District of Texas (“EDTX”) (Netlist, Inc. v. Samsung Elecs. Co., Ltd. et al., Case No. 2:22-cv-00293-JRG).

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

On October 15, 2021, SECL and SSI initiated a declaratory judgement action against Netlist in the U.S. District Court for the District of Delaware (“DDE”) (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA). On September 12, 2022, Netlist amended its Counterclaims to include counterclaims against Google LLC and Alphabet, Inc (together, “Google Delaware Defendants”). On November 15, 2022, the Google Delaware Defendants responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to sever and stay the counterclaims. As of the reporting date, the Court heard oral arguments for the Google Delaware Defendants’ Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations. On October 10, 2023, the DDE Court entered an order granting-in-part and denying-in-part SECL and SSI’s prior motion to stay the matter in light of pending Inter Partes Reviews (“IPRs”) and a Ninth Circuit appeal, in effect staying claims with respect to Netlist’s U.S. Patent Nos. 9,858,218 (the “‘218 Patent”) and 10,474,595 (the “‘595 Patent”), while allowing claims under Netlist’s U.S. Patent No. 10,217,523 (the “‘523 Patent”) to proceed. On October 20, 2023, the Court held a claim construction hearing involving all parties. As part of the hearing, the Court also sought feedback from parties as to the issue of whether the matter should be stayed pending review of the Ninth Circuit’s recent unpublished decision on the underlying Central District of California action. On December 1, 2023, the Court entered an Oral Order staying the matter until the development of any action by any other court pertaining to Samsung’s and Netlist’s rights under the JDLA that may merit lifting the stay. As of the reporting date, the case remains stayed.

Micron Litigations

On April 28, 2021, Netlist filed a complaint for patent infringement against Micron Technology, Inc. (“Micron”) in the U.S. District Court for the Western District of Texas (“WDTX”), Waco Division (Case No. 6:21-cv00431 & Case No. 6:21-cv-00430). These proceedings are based on the alleged infringement by Micron’s LRDIMM and Micron’s non-volatile dual in line memory modules (“NVDIMM”) enterprise memory modules under four U.S. patents – U.S. Patent Nos. 10,489,314 (the “‘314 Patent”), 9,824,035 (the “‘035 Patent”), 10,268,608 (the “‘608 Patent”), and 8,301,833 (the “‘833 Patent”). The consolidated case was assigned to Hon. Judge Lee Yeakel (new Case No. 1:22-cv-00134, and 1:22-cv-00136), and the parties have completed briefing on their claim construction arguments. On May 11, 2022, Judge Yeakel entered a stay of the case pending the resolution of Micron’s requested IPR proceedings against the four patents asserted by Netlist in these consolidated cases (the ‘833, ‘035, ‘608, and ‘314 Patents). On May 4, 2023, the consolidated cases were reassigned to Docket II in the WDTX Austin Division, given Hon. Judge Yeakel’s retirement. On February 21, 2024, the parties have filed a status report with Austin District Court Judge Robert Pitman. On April 19, 2024, Netlist filed a motion to transfer the matter to the Eastern District of Texas, Marshall Division. This motion was denied, and the matter remains assigned to Judicial Docket II of the WDTX, Austin Division Court.

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

On March 31, 2022, Netlist filed patent infringement claims against Micron in Dusseldorf, Germany (“Micron Dusseldorf Action”), seeking damages based on their infringement of EP735 and EP660. On June 24, 2022, Netlist requested injunctive relief. Micron initiated a nullity proceeding against the asserted EP patents in this action, making Netlist’s response to the same as November 19, 2022. Primary briefing in the Micron Dusseldorf Action has concluded, while the German Federal Patent Court entered a preliminary opinion on EP735 and EP660 in a related invalidity proceedings that have been consolidated as of the reporting date. As of the reporting date, the German Federal Patent Court has issued its order finding the EP735 null, and the Micron Dusseldorf Action has been stayed pending the outcome of the nullity reviews of the asserted EP patents. The Federal Patent Court has scheduled a hearing for EP660 on November 7, 2024.

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

On August 1, 2022, Netlist filed a complaint for patent infringement against Micron in the EDTX (Case No. 2:22-cv-00294) under the ‘912 Patent, for Micron’s alleged infringement by the sale of its LRDIMMs and RDIMMs. On August 15, 2022, Netlist filed its first amended complaint, further addressing Micron’s infringement of U.S. Patent Nos. 9,858,215 (the “‘215 Patent”) and 11,093,417 (the “‘417 Patent”). On October 21, 2022, Hon. Chief Judge Gilstrap ordered that this Micron action and a parallel action by Netlist against defendants Samsung on the same patents (Case No. 2:22-cv-00293-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that the Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in that case for all pretrial matters. The claim construction hearing was advanced and took place before Hon. Chief Judge Gilstrap on September 26, 2023. On November 21, 2023, the Court entered its Claim Construction Order. The Court held the final pretrial conference for the consolidated case on March 6, 2024. This case went to trial in May 2024 and the jury awarded Netlist $445 million for Micron’s infringement.

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

On January 6, 2023, Micron filed IPR requests contesting the validity of the ‘918 and ‘054 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). On June 23, 2023, the matters were joined with the corresponding Samsung IPRs on the same patents. On September 5, 2023, oral hearings for the ‘918 and ‘054 Patent IPRs were held. On December 5, 2023 and December 6, 2023, the PTAB entered final written decisions for the ‘918 and ‘054 Patent IPRs, respectively, finding in both instances that all challenged claims were unpatentable. On January 5, 2024 and January 6, 2024, Netlist filed requests for USPTO Director Review of the ‘918 and ‘054 Patents final written decisions, respectively. On March 18, 2024, the USPTO denied Netlist’s request for Director Review of the ‘918 and ‘054 Patent IPRs. Netlist has filed a notice of appeal challenging the Board’s final written decision for the ‘918 or ‘054 Patent IPRs on May 24, 2024.

On May 8, 2023, Micron filed IPR requests contesting the validity of the ‘060 and ‘160 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). On October 26, 2023, the PTAB instituted the Micron ‘060 and ‘160 Patent IPRs and joined them with the earlier-filed ‘060 and ‘160 Patent IPRs. An oral hearing was held on January 11, 2024, and on April 1, 2024, the PTAB issued its final written decisions finding all challenged claims of the ‘060 and ‘160 Patents unpatentable. On May 1, 2024, Netlist requested a director review of the final written decisions. The Director Review was denied on June 17, 2024.

On July 28, 2023, Micron filed two IPR petitions contesting the validity of the ‘215 and ‘417 Patents. On January 3, 2024, the PTAB granted institution and joinder to Samsung’s earlier-filed IPRs for the same two patents. The parties completed briefing on the Samsung ‘417 and ‘215 Patent IPRs that Micron had joined and held oral arguments on May 3, 2024. The PTAB issued its final written decision on July 30, 2024, determining all challenged claims unpatentable .

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

On January 10, 2024, Micron filed an IPR petition, again contesting the validity of the ‘608 Patent, along with a motion to join Samsung’s instituted parallel IPR proceeding. On July 23, 2024, the PTAB denied institution of Micron’s petition.

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

Samsung Litigations

On May 28, 2020, Netlist filed a complaint against Samsung in the U.S. District Court for the Central District of California for Samsung’s breach of the parties’ Joint Development and License Agreement (“JDLA”). On July 22, 2020, Netlist amended its complaint to seek a declaratory judgment that it properly terminated the JDLA in light of Samsung’s material breaches. On October 14, 2021, the Court entered summary judgment in Netlist’s favor and confirmed Netlist properly terminated the JDLA as of July 15, 2020. On February 15, 2022, the Court entered a final judgment in favor of Netlist on each of its three claims and confirmed that the licenses granted by Netlist under the JDLA were terminated. On February 25, 2022, Samsung filed a Notice of Appeal, and the Federal Court of Appeals for the Ninth Circuit Court of Appeals issued a Time Schedule Order on February 28, 2022. On August 4, 2022, Netlist filed a cross-appeal seeking the Appeal Court’s reconsideration of the District Court’s finding that the fees Netlist paid to Samil PricewaterhouseCoopers were consequential damages, rather than recoverable general damages. On June 8, 2023, the Ninth Circuit Court of Appeals heard oral arguments from both parties on the matter following completion of all briefing. On October 17, 2023, the Ninth Circuit panel issued an unpublished memorandum affirming-in-part and reversing-and-remanding-in-part the District Court’s rulings. On November 8, 2023, the Ninth Circuit issued a mandate to the California Central District Court, whereupon the Court issued an Order reopening the case as of November 13, 2023. After collecting a joint statement of the case from the parties, the Court ordered the parties to rebrief the remaining issues in the summary judgment proceedings based only on the existing record. On February 5, 2024, the Court held a hearing on the remaining summary judgment issues, and on February 6, 2024, the Court issued an Order denying all of the parties’ various pending motions. In the same Order, the Court set the matter for a jury trial to begin on March 26, 2024, with a final pretrial conference set for March 18, 2024. The Court used the conference set for March 18, 2024 to discuss the status of the case, and then on March 22, 2024, reset the final pretrial conference to April 15, 2024 and trial start date to May 14, 2024. On March 28, 2024, the Court reset the final pretrial conference to May 6, 2024 at 2:00 pm, and kept the trial start date as May 14, 2024. This case went to trial and the jury found that Netlist properly terminated the JDLA in light of Samsung’s material breach.

On October 15, 2021, Samsung initiated a declaratory judgement action against Netlist in the DDE (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA), where it requested in relevant part that the DDE declare that Samsung does not infringe the ‘218, ‘523, ‘595, ‘506, ‘339, ‘912 and ‘918 Patents, while later seeking leave to add the ‘054 Patent (issued January 25, 2022) to its action. On August 1, 2022, Hon. Judge Andrews dismissed all of Samsung’s counts related to Netlist’s ‘912, ‘506, ‘339, and ‘918 Patents, and denied Samsung’s request to bring its ‘054 Patent claims in Delaware. On September 12, 2022, Netlist amended its Counterclaims to include counterclaims tying Google to the action. On November 15, 2022, Google responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to Sever and Stay the counterclaims. On May 22, 2023, the Court heard oral arguments on Google’s Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations. On October 10, 2023, the Court entered an order granting-in-part and denying-in-part Samsung’s prior motion to stay the matter in light of pending IPRs and a Ninth Circuit appeal, staying claims with respect to the ‘218 and ‘595 Patents, while allowing claims under the ‘523 Patent to proceed. On December 1, 2023, the Court entered an Oral Order staying the matter entirely until the development of any action by any other court pertaining to Samsung’s and Netlist’s rights under the JDLA that may merit lifting the stay. While such a determination has been made by the District Court for the Contral District of California, the case remains stayed.

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

On December 20, 2021, Netlist filed a complaint for patent infringement against Samsung in the EDTX (Case No. 2:21-cv-00463-JRG) under the ‘506, ‘339, and ‘918 Patents. On May 3, 2022, Netlist entered a First Amended Complaint pursuant to the Federal Rules of Civil Procedure (“FRCP”) Rule 15, adding claims for infringement under three additional patents: the ‘060, ‘160, and ‘054 Patents. The ‘506, ‘339, ‘918, ‘060, ‘160, and ‘054 Patents are hereafter collectively referred to as the “EDTX1 Patents.” Netlist brought claims under the ‘339, ‘918, ‘054, ‘060, and ‘160 Patents in its Jury Trial, which concluded on April 21, 2023, with the entry of the jury’s verdict into the public record. The jury unanimously found that Samsung willfully infringed Netlist’s ‘339, ‘918, ‘054, ‘060, and ‘160 Patents through the sale of their DDR4 LRDIMMs, DDR5 DIMMs, and HBMs, and that none of the patent claims asserted at trial were invalid. The jury awarded Netlist, Inc. a total of approximately $303 million for Samsung’s infringement. On May 30, 2023, Hon. Chief Judge Gilstrap conducted a bench trial to assess the merits of Samsung’s affirmative defenses excusing its infringement of only the ‘339, ‘918, and ‘054 Patents. On August 11, 2023, Chief Judge Gilstrap issued a memorandum and Order denying Samsung’s requested relief and finding that the ‘918 and ‘054 patents were not unenforceable due to equitable estoppel, prosecution laches, or unclean hands, and that the ‘339 patent was not unenforceable due to unclean hands. The same day, the Court entered a Final Judgment against the Samsung Defendants for $303 million for Samsung’s willful infringement through the date of trial, but declined awarding enhanced damages. Both parties have filed post-judgment motions, including a motion by Samsung to vacate the final judgment in light of the Ninth Circuit’s recent decision. Additionally, as of the reporting date, all of the EDTX1 Patents are subject to IPR final written decisions. The outcome of each of the IPR proceedings related to each of the EDTX1 Patents may affect the underlying collectability of the jury award in this matter. On July 24, 2024, the Court (i) denied Samsung’s post-trial motions, (ii) upheld the jury's verdict and damages award in the April 2023 trial and (iii) confirmed that Samsung willfully infringed Netlist's patented technologies and that none of Samsung’s asserted claims are valid.

On February 17, 2022, Samsung filed an IPR request contesting the validity of only claim 16 of the ‘912 Patent. Samsung then filed two additional IPR requests contesting the validity of the ‘506 and ‘339 Patents. Netlist filed its Patent Owner’s Preliminary Response for the ‘912 and ‘339 Patent IPRs on July 21, 2022, and for the ‘506 Patent IPR on July 28, 2022. On January 19, 2023, the PTAB instituted IPR trials on both the ‘912 and ‘339 Patents. The following day, the PTAB instituted an IPR trial on the ‘506 Patent. On October 19, 2022, the PTAB instituted IPR trials on the ‘912 and ‘339 Patents, while two days later it instituted an IPR trial on the ’506 Patent. On January 5, 2023, USPTO Director Katherine K. Vidal entered an Order in the ‘912 Patent proceeding initiating a sua sponte Director review of the Board’s decision granting institution of the ‘912 Patent and staying the underlying proceedings in lieu of a supplemental briefing schedule set by the Director herself. On February 3, 2023, Director Vidal entered a decision requiring the assigned Board to reevaluate Netlist’s request for discovery on the admitted relationship between Samsung and Google and reassess whether Google is a “Real Party in Interest.” On June 30, 2023, the Board resumed the trial on the Samsung ‘912 Patent IPR, which, by that time, also included Micron’s claims via joinder (see above), and scheduled the ‘912 Patent IPR for further substantive briefing and an oral hearing on January 31, 2024. On October 17, 2023 and October 18, 2023, the PTAB issued final written decisions stating that all challenged claims of the ‘506 and ‘339, respectively, Patents were unpatentable. Netlist filed Requests for Rehearing of the ‘506 and ‘339 Patent IPR final written decisions on November 16, 2023 and November 17, 2023, respectively. On December 20, 2023, the Board denied Netlist’s Request for Rehearing on the ‘506 Patent IPR result. Netlist filed a Notice of Appeal challenging the Board’s final written decision for the ‘506 Patent, thus instituting an appeal before the CAFC of the ‘506 Patent IPR result (CAFC Case No. 24-1521), and as of the reporting date has not filed its Opening Appeal Brief. On February 9, 2024, the PTAB denied Netlist’s Request for Rehearing on the ‘339 Patent IPR result. Netlist filed its Notice of Appeal challenging the Board’s final written decision for the ‘339 Patent, thus instituting an appeal before the CAFC of the ‘339 Patent IPR result (CAFC Case No. 24-1707), and as of the reporting date has not filed its Opening Appeal Brief. On January 31, 2024, an oral hearing was conducted for the Samsung ‘912 Patent IPR proceeding joined by Micron. On April 17, 2024, the PTAB entered its final written decision for the ‘912 Patent IPR, finding the challenged claim 16 unpatentable. Netlist then filed a request for director review, which was denied on July 10, 2024. As of the reporting date, Netlist has not filed a notice of appeal challenging the Board’s final written decision for the ‘912 Patent IPR.

On May 17, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘918 and ‘054 Patents. On December 6, 2022, the Board instituted an IPR trial for the ‘054 Patent, and then instituted an IPR trial for the ‘918 Patent the next day. Micron has joined these Samsung IPRs on the ‘918 and ‘054 Patents, and oral arguments were heard on September 7, 2023. On December 5, 2023 and December 6, 2023, the PTAB entered final written decisions for the ‘918 and ‘054 Patent IPRs, respectively, finding in both instances that all challenged claims were unpatentable. On January 5, 2024 and January 6, 2024, Netlist filed requests for USPTO Director Review of the ‘918 and ‘054 Patents, respectively, final written decisions. On March 18, 2024, the USPTO denied Netlist’s request for Director Review of the ‘918 and ‘054 Patent IPRs. Netlist filed a notice of appeal challenging the Board’s final written decision for the ‘918 or ‘054 Patent IPRs on May 24, 2024.

On June 3, 2022, Netlist filed patent infringement lawsuits against Samsung in Dusseldorf, Germany, seeking damages for Samsung’s infringement of Netlist’s patents EP735 and EP660 (“Samsung Dusseldorf Action”). An Oral Hearing was held in the Dusseldorf Court on September 5, 2023 to determine the question of infringement specifically. The Court confirmed at the hearing that an Order would issue either staying the matter until a decision was reached on validity by the German Federal Patent Court, or a dismissal of the case if there was no infringement. On September 25, 2023, the Dusseldorf Court entered a stay of the matter until the German Federal Patent Court renders a decision in the nullity actions currently pending for EP735 and EP660. The German Federal Patent Court has issued its order finding the EP735 null, and the Samsung Dusseldorf Action has been stayed pending the outcome of the nullity reviews of the asserted EP patents. The Federal Patent Court has scheduled a hearing for the EP660 on November 7, 2024.

On August 1, 2022, Netlist filed a complaint for patent infringement against Samsung in the EDTX (Case No. 2:22-cv-00293) under the ‘912 Patent, which relates generally to technologies to implement rank multiplication. On August 15, 2022, Netlist filed its first amended complaint here, further addressing Samsung’s infringement of the ‘215 and ‘417 Patents. On October 21, 2022, Hon. Chief Judge Gilstrap ordered that this action and a parallel action by Netlist against Micron on the same patents (22-cv-00294-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that this Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in therefore all pretrial matters. On July 20,2023 Netlist filed an amended complaint asserting infringement of the ‘608 Patent by Samsung. The claim construction hearing was advanced and took place before Hon. Chief Judge Gilstrap on September 26, 2023. On November 21, 2023, the Court entered its Claim Construction Order. Trial is scheduled to begin on September 9, 2024.On August 26, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘060 and ‘160 Patents. On January 19, 2023, Netlist filed its Patent Owner Preliminary Responses in those proceedings. An oral hearing was held on January 11, 2024, and on April 1, 2024, the PTAB issued its final written decisions finding all challenged claims of the ‘060 and ‘160 Patents unpatentable. On May 1, 2024, Netlist requested a director review of the final written decisions. Director review was denied on June 17, 2024.

On January 10, 2023, Samsung filed two IPR petitions contesting the validity of the ‘215 and ‘417 Patents. The Board accorded these IPRs a filing date of January 10, 2023, and Netlist filed its Patent Owner Preliminary Responses by the May 9, 2023 deadline. On August 1, 2023, the Board entered an Order instituting a trial for both of Samsung’s IPR petitions. The Board simultaneously set a schedule for briefing deadlines, and the date for oral arguments on May 3, 2024. On January 3, 3024, the PTAB joined the later-filed and substantially-identical Micron IPRs for the ‘215 and ‘417 Patents to Samsung’s IPRs. The parties completed briefing on the ‘417 and ‘215 Patent IPRs and held oral arguments on May 3, 2024. The PTAB issued its final written decisions on July 30, 2024, finding all challenged claims unpatentable.

On April 27, 2023, Samsung filed an IPR petition contesting the validity of the ‘608 Patent. The Board accorded Samsung’s IPR petition a filing date on June 14, 2023. On December 12, 2023, the PTAB instituted an IPR trial for the ‘608 Patent, despite having previously denied institution from Micron’s earlier-filed IPR petition of the same Patent. On December 26, 2023, Netlist filed a request for review of the institution decision by the Director of the USPTO. As of the reporting date, the PTAB and USPTO Director have denied Netlist’s requests. An oral hearing is scheduled for September 5, 2024.

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

Note 6—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of June 29, 2024 or December 30, 2023.

On April 17, 2017, we entered into a rights agreement (as amended from time to time, the “Rights Agreement”) with Computershare Trust Company, N.A., as rights agent. In connection with the adoption of the Rights Agreement and pursuant to its terms, our board of directors authorized and declared a dividend of one right (each, a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on May 18, 2017 (the “Record Date”), and authorized the issuance of one Right for each share of our common stock issued by us (except as otherwise provided in the Rights Agreement) between the Record Date and the Distribution Date (as defined below). On April 17, 2024, we appointed Equiniti Trust Company, LLC (“Equiniti”) as our rights agent under the Rights Agreement pursuant to that certain Amendment No. 4 to Rights Agreement, dated as of April 17, 2024, by and between us and Equiniti (the “Fourth Amendment”).

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

The September 2021 Purchase Agreement does not limit our ability to raise capital from other sources at our sole discretion, except that, subject to certain exceptions, we may not enter into any Variable Rate Transaction (as defined in the September 2021 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the September 2021 Purchase Agreement. We have the right to terminate the September 2021 Purchase Agreement at any time, at no cost to us.

During 2023, Lincoln Park purchased an aggregate of 7,865,000 shares of our common stock for a net purchase price of $23.4 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 44,939 shares of our common stock as additional commitment shares in noncash transactions. During the six months ended June 29, 2024, Lincoln Park purchased an aggregate of 3,195,889 shares of our common stock for a net purchase price of $5.2 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 10,046 shares of our common stock as additional commitment shares in noncash transactions.

Note 7—Stock-Based Awards

As of June 29, 2024, we had 547,986 shares of our common stock reserved for future issuance under our Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for our employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the six months ended June 29, 2024:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 30, 2023	4,039	$0.90
Granted	—	—
Exercised	(93)	0.74
Expired or forfeited	(410)	1.93
Outstanding as of June 29, 2024	3,536	$0.79

Restricted Stock Units

The following table summarizes the activity related to RSUs during the six months ended June 29, 2024:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 30, 2023	3,603	$3.49
Granted	1,525	1.33
Vested	(859)	3.52
Forfeited	(296)	2.82
Balance nonvested as of June 29, 2024	3,973	$2.70

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Cost of sales	$45	$53	$66	$71
Research and development	198	186	560	460
Selling, general and administrative	885	957	1,876	1,742
Total	$1,128	$1,196	$2,502	$2,273

As of June 29, 2024, we had approximately $8.7 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.4 years.

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

Forward-looking statements contained in this MD&A include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to collect any damages awarded to us in our litigation with Samsung Electronics Co., Ltd., Samsung Semiconductor Inc., and Samsung Electronics America Inc. (collectively, “Samsung”) in the event of an appeal;
●	our ability to collect any damages awarded to us in our litigation with Micron.
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness, maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

Overview

We are a leading innovator in memory and storage solutions, pushing the boundaries of technology to deliver unparalleled performance and reliability. With a rich portfolio of patented technologies, we have consistently driven innovation in the field of cutting-edge enterprise memory and storage, empowering businesses and industries to thrive in the digital age.

During the second quarter of 2024, we recorded net sales of $36.8 million, gross profit of $0.8 million and net loss of $14.8 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit under a bank credit facility with Silicon Valley Bank (“SVB”). See “Liquidity and Capital Resources” below for more information.

Recent Developments

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

During the six months ended June 29, 2024, Lincoln Park purchased an aggregate of 3,195,889 shares of our common stock for a net purchase price of $5.2 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 10,046 shares of our common stock as additional commitment shares in noncash transactions.

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

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three and six months ended June 29, 2024 and July 1, 2023 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 29,	July 1,	%	June 29,	July 1,	%
	2024	2023	Change	2024	2023	Change
Net sales	$36,835	$10,026	267%	$72,642	$19,047	281%
Cost of sales	36,062	9,787	268%	71,154	18,248	290%
Gross profit	$773	$239	223%	$1,488	$799	86%
Gross margin percentage	2%	2%		2%	4%

Net Sales

Net sales increased by approximately $26.8 million during the second quarter of 2024 compared to the same period of 2023, primarily as a result of a $23.0 million increase in the sale of registered DIMM (“RDIMM”) and discrete memory component products, a $2.5 million increase in sales of our flash and SSD products, and a $1.2 million increase in sales of low-profile memory subsystem products.

Net sales increased by approximately $53.6 million during the first six months of 2024 compared to the same period of 2023, primarily as a result of a $47.3 million increase in the sale of RDIMM and discrete memory component products, a $4.1 million increase in sales of our flash and SSD products, and a $2.3 million increase in sales of low-profile memory subsystem products.

Gross Profit and Gross Margin

Gross profit increased during the second quarter and first six months of 2024 compared to the same periods of 2023, primarily because higher sales across all product groups. Gross margin percentage decreased during the first six months of 2024 compared to the same period in 2023, primarily as a result of product sales mix.

Operating Expenses

Operating expenses for the three and six months ended June 29, 2024 and July 1, 2023, were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 29,	July 1,	%	June 29,	July 1,	%
	2024	2023	Change	2024	2023	Change
Research and development	$2,369	$2,255	5%	$4,810	$4,556	6%
Percentage of net sales	6%	22%		7%	24%
Intellectual property legal fees	$10,514	$8,947	18%	$23,054	$20,017	15%
Percentage of net sales	29%	89%		32%	105%
Selling, general and administrative	$2,966	$3,325	(11%)	$6,082	$6,355	(4%)
Percentage of net sales	8%	33%		8%	33%

Research and Development

Research and development expenses increased during the second quarter and first six months of 2024 compared to the same periods of 2023 due primarily to an increase in employee headcount and the related overhead.

Intellectual Property Legal Fees

Intellectual property legal fees consist of fees incurred for patent drafting and prosecution, opposition to third-party post-grant patent proceedings, and patent enforcement and licensing. Although we expect intellectual property legal fees to generally increase over time as we continue to expand, protect and enforce our patent portfolio, these increases may not be linear but may occur in lump sums depending on the due dates of filings and their associated fees, and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report for further discussion.

Intellectual property legal fees increased during the second quarter and first six months of 2024 compared to the same periods of 2023 due primarily to higher legal expenses incurred to protect and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses decreased during the second quarter and first six months of 2024 compared to the same periods of 2023 due primarily to a decrease in employee headcount and the related overhead and outside services.

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

The following tables present selected financial information as of June 29, 2024 and December 30, 2023 and for the first six months of 2024 and 2023 (in thousands):

	June 29,	December 30,
	2024	2023
Cash, cash equivalents and restricted cash	$36,406	$52,845
Working capital	(1,302)	22,289

	Six Months Ended
	June 29,	July 1,
	2024	2023
Net cash used in operating activities	$(22,025)	$(28,785)
Net cash used in investing activities	(64)	—
Net cash provided by financing activities	5,650	16,622

During the six months ended June 29, 2024, net cash used in operating activities was primarily a result of net loss of $31.7 million, non-cash adjustments to net loss of $3.0 million, and net cash inflows from changes in operating assets and liabilities of $6.7 million driven predominantly by an increase in deferred revenue related to an advance payment received on an order shipped in July 2024 and decrease in inventories due to higher turnovers, partially offset by the decrease in accounts payable due to the payments made for the legal fees incurred to defend our patent portfolio. Net cash provided by financing activities during the six months ended June 29, 2024 primarily consisted of $5.2 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, $0.7 million in net borrowings under the 2023 SVB Credit Agreement, offset by $0.3 million in payments of notes payable to finance insurance policies.

During the six months ended July 1, 2023, net cash used in operating activities was primarily a result of net loss of $29.8 million, non-cash adjustments to net loss of $2.8 million, and net cash outflows from changes in operating assets and liabilities of $1.8 million due to a decrease in accounts payable and a decrease in accrued expenses and other liabilities, partially offset by a decrease in accounts receivable due to a decrease in inventories. Net cash provided by financing activities during the six months ended July 1, 2023 primarily consisted of $21.6 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, $0.4 million in proceeds from exercise of stock options, offset by $4.9 million in net repayments under the SVB Credit Agreement (as defined below), and $0.3 million in payments of notes payable to finance insurance policies.

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

As of June 29, 2024, the outstanding borrowings under the 2023 SVB Credit Agreement were $4.6 million with no availability under the revolving line of credit. During the six months ended June 29, 2024, we made net borrowings of $0.7 million under the 2023 SVB Credit Agreement.

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

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the September 2021 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75.0 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. As of June 29, 2024, $31.0 million remains available under the September 2021 Purchase Agreement with Lincoln Park.

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

Recent Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements on an annual and interim basis. This ASU is effective for the annual period ending December 31, 2024, and the interim period thereafter. Early adoption is permitted. We will adopt this ASU using a retrospective transition method. We are currently evaluating the impact of adopting this ASU.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require us to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We will adopt this ASU using either a prospective or retrospective transition method. We are currently evaluating the impact of adopting this ASU.

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

Our critical accounting policies and estimates are discussed in Note 1 to the condensed consolidated financial statements in this report and in the notes to consolidated financial statements in Part II, Item 8 of our Annual Report and in the MD&A in our Annual Report. There have been no significant changes to our critical accounting policies since our Annual Report.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 29, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information under “Litigation and Patent Reexaminations” in Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. Some of the more significant challenges and risks include the following:

●	We have historically incurred losses and may continue to incur losses;
●	We may not be able to collect the damages awarded to us in our litigation with Samsung and Micron, which could have an adverse impact on our business, financial condition and operating results;
●	We are involved in multiple lawsuits and administrative actions in multiple jurisdictions to protect and assert our intellectual property rights against large, well-capitalized companies, which requires that we continue to expend substantial financial and management resources, and we may not be successful in these proceedings;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	The vast majority of our net product sales in recent periods have been generated from resales of products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our compute express link (“CXL”) products for our target customer markets;
●	Sales to a small number of customers have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	Our customers require that our products undergo a lengthy and expensive qualification process without any assurance of sales;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Semiconductor memory and storage markets are highly competitive which could materially and adversely affect our business, results of operations, or financial condition;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Declines in our average sale prices, driven by volatile prices for components and other factors, may result in declines in our revenues and gross margin;
●	Our manufacturing operations involve significant risks;

●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	Our indemnification obligations for the infringement by our products of the rights of others could require us to pay substantial damages;
●	We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our operations could be disrupted by power outages, natural disasters, cyber-attacks or other factors;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition;
●	Increased prices and inflation could negatively impact our margin performance and our financial results;
●	Geopolitical risks associated with the ongoing conflicts between Russia and Ukraine and Israel and Palestine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations;
●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business;
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Section 404”), that place significant demands on our resources, and the transition to the higher reporting and control standards that applies to us as a “large accelerated filer” may cause management distraction and increased costs;
●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results;
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us;
●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;

●	We expect to incur additional indebtedness to support the growth of our business and to facilitate effective working capital. Our level of indebtedness and the terms of such indebtedness could adversely affect our operations and liquidity;
●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As the sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders;
●	Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

As previously reported, in our litigation with Samsung, we were awarded damages of approximately $303 million. As of the reporting date, all of the patents confirmed as being infringed on the jury verdict are subject an active IPR trial. The outcome of each of the IPR proceedings related to each of these patents may affect the underlying collectability of the jury award in this matter. The outcome of the trial is subject to appeal, though we have no knowledge as to whether Samsung will or will not appeal the judgment. An appeal by Samsung would likely cause a lengthy delay in our ability to collect the award and could result in a reversal or reduction of the award. With or without an appeal, we would need to successfully collect damages awarded to us. In addition, if the judgment is appealed and we are unable to sustain our operations through an appeal process, we may be required to raise additional capital through proceeds from other litigated matters or debt or equity financing. We cannot be certain that we will prevail or settle in any other ongoing litigation, or that any additional financing we may need will be available on terms acceptable to us, or at all. If we do not receive funds from other litigation matters or secure financing in the future, we may be forced to liquidate our assets or discontinue our operations altogether.

We may not be able to collect the damages awarded to us in our litigation with Micron, which could have an adverse impact on our business, financial condition and operating results.

As previously reported, in our litigation with Micron, we were awarded damages of approximately $445 million. As of the reporting date, the two patents confirmed as being infringed on the jury verdict are either subject to IPR final written decisions or an active IPR trial. The outcome of each of the IPR proceedings related to each of these patents may affect the underlying collectability of the jury award in this matter. The outcome of the trial is subject to appeal, though we have no knowledge as to whether Micron will or will not appeal the judgment. An appeal by Micron would likely cause a lengthy delay in our ability to collect the award and could result in a reversal or reduction of the award. With or without an appeal, we would need to successfully collect damages awarded to us. In addition, if the judgment is appealed and we are unable to sustain our operations through an appeal process, we may be required to raise additional capital through proceeds from other litigated matters or debt or equity financing. We cannot be certain that we will prevail or settle in any other ongoing litigation, or that any additional financing we may need will be available on terms acceptable to us, or at all. If we do not receive funds from other litigation matters or secure financing in the future, we may be forced to liquidate our assets or discontinue our operations altogether.

We are involved in multiple lawsuits and administrative actions in multiple jurisdictions to protect and assert our intellectual property rights against large, well-capitalized companies, which requires that we continue to expend substantial financial and management resources, and we may not be successful in these proceedings.

We are currently involved in a variety of proceedings in multiple jurisdictions against large, well-capitalized companies, including Samsung, Google Inc. (“Google”), and Micron Technology, Inc. (“Micron”), which have been ongoing for many years and have required substantial investments of financial and management resources. We anticipate that these and other similar proceedings will continue to require similar investments over an extended period of time. Each of the proceedings is subject to substantial uncertainty regarding their outcomes because of the unpredictable nature of the litigation and appeal process, which is highly dependent upon specific factual matters and legal interpretations. We believe that it is critical to our future success to continue to pursue these actions, and we intend to do so. Each action will result in court rulings and decisions about significant issues, such as claim construction, patent validity, infringement, jurisdiction and other matters, almost all of which are subject to an appeal process that are typically lengthy and unpredictable. Moreover, the ruling or decision in one proceeding is not necessarily indicative of rulings or decisions that may be issued in another proceeding, even if the factual and legal matters are similar. We expect that various courts and agencies will issue significant rulings in several of our proceedings within the next year, and the disclosure of those rulings may cause substantial volatility in our stock price. Regardless of the outcome of our actions to enforce our intellectual property rights, we expect to continue to invest financial and management resources in pursuing the actions and related appeals, which may require that we obtain additional capital.

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

In addition, there are uncertainties regarding the interpretation and application of PRC laws, rules, and regulations, including, but not limited to, the laws, rules and regulations governing our manufacturing facility in the PRC. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. We cannot assure you that the PRC regulatory authorities will not determine that our manufacturing facility in China does not violate PRC laws, rules or regulations. The PRC has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted by relevant governmental agencies may be revoked at a later time by other regulatory agencies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our business. Any of these or similar actions could significantly disrupt our operations or restrict us from conducting a substantial portion of our operations, which could materially and adversely affect our business, financial condition and results of operations.

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

As of June 29, 2024, there were 257,746,289 shares of our common stock outstanding. In addition, 3,536,539 shares of our common stock are subject to outstanding stock options, 3,972,502 shares of our common stock are subject to outstanding unvested restricted stock units, and 11,111,112 shares of our common stock are subject to outstanding warrants. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of Netlist or changes in our board of directors that our stockholders might consider favorable, including:

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. Further, we adopted a rights agreement that would, under certain specified circumstances and for so long as the rights issued under the rights agreement are outstanding, give the holders of our common stock the right to acquire additional shares of our capital stock, which would make it more difficult for a third party to acquire a significant percentage of our outstanding capital stock or attempt a hostile takeover.

These and other provisions in our certificate of incorporation and bylaws and of Delaware law, as well as the existence of our rights agreement, could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our board of directors, including a merger, tender offer, proxy contest or other change of control transaction involving Netlist. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then-current market price for our common stock. In addition, these anti-takeover provisions could reduce the price that investors are willing to pay for shares of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Insider Trading Arrangements

None.

Item 6.	Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 17, 2018
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.2	Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	December 20, 2012
3.2.1	Certificate of Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	December 29, 2017
3.2.2	Amendment to Amended and Restated Bylaws of Netlist, Inc.		8-K	001-33170	August 10, 2020
4.1	Amendment No. 4 to Rights Agreement, dated as of April 17, 2024, by and between Netlist, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	001-33170	April 17, 2024
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32.1+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:August 6, 2024	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)