Form 10-Q
period 2024-09-28
NETLIST INC
filed 2024-11-07
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

or

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

As of October 29, 2024, there were 271,844,373 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 28, 2024

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value) (Unaudited)

	September 28,	December 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$17,163	$40,445
Restricted cash	12,600	12,400
Accounts receivable, net of allowances of $38 (2024) and $68 (2023)	1,660	4,562
Inventories	3,768	12,031
Prepaid expenses and other current assets	813	441
Total current assets	36,004	69,879
Property and equipment, net	605	770
Operating lease right-of-use assets	1,153	1,590
Other assets	473	560
Total assets	$38,235	$72,799

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$34,183	$39,831
Revolving line of credit	1,563	3,844
Accrued payroll and related liabilities	1,352	1,346
Deferred revenue	5,914	—
Other current liabilities	2,645	2,569
Total current liabilities	45,657	47,590
Operating lease liabilities	787	1,213
Other liabilities	187	237
Total liabilities	46,631	49,040
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 258,191 (2024) and 253,593 (2023) shares issued and outstanding	259	254
Additional paid-in capital	316,319	307,328
Accumulated deficit	(324,974)	(283,823)
Total stockholders' equity (deficit)	(8,396)	23,759
Total liabilities and stockholders' equity (deficit)	$38,235	$72,799

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net sales	$40,186	$16,725	$112,828	$35,772
Cost of sales	39,044	16,285	110,198	34,533
Gross profit	1,142	440	2,630	1,239
Operating expenses:
Research and development	2,177	2,268	6,987	6,824
Intellectual property legal fees	5,349	12,891	28,403	32,908
Selling, general and administrative	3,271	3,160	9,353	9,515
Total operating expenses	10,797	18,319	44,743	49,247
Operating loss	(9,655)	(17,879)	(42,113)	(48,008)
Other income, net:
Interest income, net	162	507	796	840
Other income, net	88	33	167	14
Total other income, net	250	540	963	854
Loss before provision for income taxes	(9,405)	(17,339)	(41,150)	(47,154)
Provision for income taxes	—	—	1	1
Net loss	$(9,405)	$(17,339)	$(41,151)	$(47,155)

Loss per share:
Basic and diluted	$(0.04)	$(0.07)	$(0.16)	$(0.20)
Weighted-average common shares outstanding:
Basic and diluted	258,025	247,420	256,509	240,974

See accompanying Notes to the Condensed Consolidated Financial Statements.

B

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands) (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 30, 2023	253,593	$254	$307,328	$(283,823)	$23,759
Net loss	—	—	—	(16,968)	(16,968)
Issuance of common stock, net	1,244	1	2,130	—	2,131
Exercise of stock options	78	—	62	—	62
Stock-based compensation	—	—	1,374	—	1,374
Restricted stock units vested and distributed	678	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(4)	—	(7)	—	(7)
Balance, March 30, 2024	255,589	256	310,886	(300,791)	10,351
Net loss	—	—	—	(14,778)	(14,778)
Issuance of common stock, net	1,962	2	3,108	—	3,110
Exercise of stock options	14	—	6	—	6
Stock-based compensation	—	—	1,128	—	1,128
Restricted stock units vested and distributed	181	—	—	—	—
Balance, June 29, 2024	257,746	258	315,128	(315,569)	(183)
Net loss	—	—	—	(9,405)	(9,405)
Exercise of stock options	101	1	61	—	62
Stock-based compensation	—	—	1,130	—	1,130
Restricted stock units vested and distributed	344	—	—	—	—
Balance, September 28, 2024	258,191	$259	$316,319	$(324,974)	$(8,396)

See accompanying Notes to the Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands) (Unaudited) (Continued)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	232,557	$233	$250,428	$(223,425)	$27,236
Net loss	—	—	—	(15,788)	(15,788)
Issuance of common stock, net	4,920	5	10,537	—	10,542
Exercise of stock options	381	—	264	—	264
Exercise of warrants	—	—	—	—	—
Stock-based compensation	—	—	1,077	—	1,077
Restricted stock units vested and distributed	712	1	(1)	—	—
Balance, April 1, 2023	238,570	239	262,305	(239,213)	23,331
Net loss	—	—	—	(14,028)	(14,028)
Issuance of common stock, net	2,422	2	11,008	—	11,010
Exercise of stock options	129	—	140	—	140
Stock-based compensation	—	—	1,196	—	1,196
Restricted stock units vested and distributed	186	—	—	—	—
Balance, July 1, 2023	241,307	241	274,649	(253,241)	21,649
Net loss	—	—	—	(17,339)	(17,339)
Issuance of common stock, net	11,679	13	30,493	—	30,506
Exercise of stock options	151	—	122	—	122
Stock-based compensation	—	—	1,145	—	1,145
Restricted stock units vested and distributed	394	—	—	—	—
Balance, September 30, 2023	253,531	$254	$306,409	$(270,580)	$36,083

See accompanying Notes to the Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 28,	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(41,151)	$(47,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237	292
Non-cash lease expense	437	476
Stock-based compensation	3,632	3,418
Changes in operating assets and liabilities:
Accounts receivable	2,902	3,698
Inventories	8,263	1,511
Prepaid expenses and other assets	215	316
Accounts payable	(5,648)	(1,108)
Accrued payroll and related liabilities	6	(187)
Deferred revenue	5,914	—
Other liabilities	(311)	(1,340)
Net cash used in operating activities	(25,504)	(40,079)
Cash flows from investing activities:
Acquisition of property and equipment	(64)	—
Net cash used in investing activities	(64)	—
Cash flows from financing activities:
Net repayments under line of credit	(2,281)	(4,935)
Principal repayments under finance lease	(89)	(158)
Payments on notes payable	(500)	(447)
Proceeds from issuance of common stock, net	5,241	52,058
Proceeds from exercise of stock options and warrants	130	526
Payments for taxes related to net share settlement of equity awards	(7)	—
Net cash provided by financing activities	2,494	47,044
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(8)	—
Net change in cash, cash equivalents and restricted cash	(23,082)	6,965
Cash, cash equivalents and restricted cash at beginning of period	52,845	43,611
Cash, cash equivalents and restricted cash at end of period	$29,763	$50,576

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$17,163	$43,226
Restricted cash	12,600	7,350
Cash, cash equivalents and restricted cash at end of period	$29,763	$50,576

See accompanying Notes to the Condensed Consolidated Financial Statements.

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

In the opinion of management, all adjustments for the fair presentation of our condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. We have evaluated events occurring subsequent to September 28, 2024 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

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

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	September 28,	December 30,
	2024	2023
Raw materials	$673	$4,133
Work in process	23	274
Finished goods	3,072	7,624
	$3,768	$12,031

Loss Per Share

The following table shows the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Numerator: Net loss	$(9,405)	$(17,339)	$(41,151)	$(47,155)
Denominator: Weighted-average basic shares outstanding - basic and diluted	258,025	247,420	256,509	240,974
Net loss per share - basic and diluted	$(0.04)	$(0.07)	$(0.16)	$(0.20)

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

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Weighted average common share equivalents	1,478	2,860	1,822	3,377

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Resales of third-party products	$37,691	$13,688	$102,295	$29,186
Sale of our modular memory subsystems	2,495	3,037	10,533	6,586
Total net sales	$40,186	$16,725	$112,828	$35,772

Total net sales include $17.6 million of revenue recognized in the three months ended September 28, 2024 that was included in deferred revenue as of June 29, 2024. No deferred revenue was recorded prior to June 29, 2024. As of September 28, 2024, we had deferred revenue of $5.9 million. These deferred revenues relate to advance payments received during the quarter on orders shipped subsequent to the end of quarter.

Major Customers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Customer A	40%	19%	38%	31%
Customer B	26%	*	19%	*
Customer C	*	25%	*	13%

*	Less than 10% of net sales during the period.

As of September 28, 2024, two customers represented approximately 33% and 14% of aggregated gross accounts receivables, respectively. As of December 30, 2023, two customers represented approximately 60% and 10%, respectively, of aggregate gross accounts receivables. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce our net sales and adversely affect its operating results. We mitigate risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

We resell certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and nine months ended September 28, 2024, resales of these products represented approximately 94% and 91% of net sales, respectively. For both the three and nine months ended September 30, 2023, resales of these products each represented approximately 82% of net sales.

Note 3—Financing Arrangements

On November 7, 2023, we entered into a loan and security agreement (the “2023 SVB Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Prime Rate. The maturity date is November 7, 2025.

As of September 28, 2024, all obligations under the 2023 SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets. The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of September 28, 2024, we were in compliance with our covenants under the 2023 SVB Credit Agreement.

We have letters of credit issued by SVB under the 2023 SVB Credit Agreement and Citibank, N.A., which are secured by cash and are classified as restricted cash in the condensed consolidated balance sheets. As of September 28, 2024 and December 30, 2023, (i) outstanding letters of credit were $12.4 million and $12.4 million, respectively, (ii) outstanding borrowings were $1.6 million and $3.8 million, respectively, and (iii) availability under the revolving line of credit was $0 and $0, respectively.

Note 4—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$138	$192	$503	$581
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$153	$166	$548	$504

For the nine months ended September 28, 2024 and September 30, 2023, finance lease costs and cash flows from finance leases were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	September 28,	December 30,
	2024	2023
Operating Leases
Operating lease right-of-use assets	$1,153	$1,590
Other current liabilities	$563	$617
Operating lease liabilities	787	1,213
Total operating lease liabilities	$1,350	$1,830

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(282)	(219)
Property and equipment, net	$206	$269
Other current liabilities	$4	$90
Other liabilities	4	7
Total finance lease liabilities	$8	$97

The following table includes supplemental information:

	September 28,	December 30,
	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	2.3	2.9
Finance leases	1.8	0.7

Weighted Average Discount Rate
Operating leases	5.5%	5.6%
Finance leases	5.5%	4.4%

Maturities of lease liabilities as of September 28, 2024, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2024 (remainder of the year)	$154	$1
2025	624	5
2026	639	3
2027	23	—
Total lease payments	1,440	9
Less: imputed interest	(90)	(1)
Total	$1,350	$8

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

As noted above, Micron filed requests to bring IPR proceedings against Netlist’s ‘314, ‘035, ‘608, and ‘833 Patents. The PTAB granted Micron’s request for the ‘035, ‘833, and ‘314 Patents, but denied its request for instituting an IPR of the ‘608 Patent. The PTAB further denied Micron’s request for rehearing on the ‘608 Patent’s institution denial. Oral arguments were presented for the ‘035 Patent IPR on April 19, 2023, with the PTAB finding claims 2, 6, and 22 of the ‘035 Patent not unpatentable. On August 28, 2023, the PTAB determined that all challenged claims of the ‘833 Patent were unpatentable. On October 30, 2023, the PTAB determined that all challenged claims of the ‘314 Patent were not unpatentable. On December 29, 2023,

Micron filed a Notice of Appeal for the ‘314 Patent IPR decisions, indicating its intent to challenge the PTAB’s findings at the United States Court of Appeals for the Federal Circuit.

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

On November 18, 2022, Micron filed IPR requests contesting the patentability of the ‘912, ‘339, and ‘506 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). As of the reporting date, Micron’s ‘912, ‘339, and ‘506 Patent IPRs have been joined with the respective Samsung IPR proceedings for the same three patents. Oral hearings for the joined Samsung ‘339 and ‘506 Patents IPRs were held on July 19, 2023 and July 20, 2023, respectively. On June 30, 2023, the PTAB resumed the trial on the Samsung ‘912 Patent IPR (which included Micron’s claims via joinder) following USPTO Director Katherine Vidal’s sua sponte Director Review and scheduled the ‘912 Patent IPR for an oral hearing on January 31, 2024. On October 17, 2023 and October 18, 2023, the PTAB issued final written decisions stating that all challenged claims of the ‘506 and ‘339 Patents were unpatentable, respectively. Netlist filed Requests for Rehearing of the ‘506 and ‘339 Patent IPRs final written decisions on November 16, 2023 and November 17, 2023, respectively. On December 20, 2023, the Board denied Netlist’s Request for Rehearing on the ‘506 Patent IPR result. Netlist filed a Notice of Appeal to challenge the Board’s final written decision on the ‘506 Patent before the Federal Court of Appeals for the Federal Circuit (“CAFC”), Case No. 24-1521). On February 9, 2024, the PTAB denied Netlist’s Request for Rehearing on the ‘339 Patent IPR result. Netlist filed its Notice of Appeal to challenge the Board’s final written decision on the ‘339 Patent before the CAFC, Case No. 24-1707. On January 31, 2024, an oral hearing was conducted for the Samsung ‘912 Patent IPR proceeding joined by Micron. On April 17, 2024, the PTAB entered its final written decision for the ‘912 Patent IPR, finding the challenged claim 16 unpatentable. On September 11, 2024,

Netlist filed a Notice of Appeal to challenge the Board’s final written decision on the ’912 Patent before the CAFC, Case No. 24-2304. As of the reporting date, all three appeals challenging the Board’s respective decisions on the ’912, ’339, and ’506 Patents are pending.

On January 6, 2023, Micron filed IPR requests contesting the patentability of the ‘918 and ‘054 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). On June 23, 2023, the matters were joined with the corresponding Samsung IPRs on the same patents. On September 5, 2023, oral hearings for the ‘918 and ‘054 Patent IPRs were held. On December 5, 2023 and December 6, 2023, the PTAB entered final written decisions for the ‘918 and ‘054 Patent IPRs, respectively, finding in both instances that all challenged claims were unpatentable. On January 5, 2024 and January 6, 2024, Netlist filed requests for USPTO Director Review of the ‘918 and ‘054 Patents final written decisions, respectively. On March 18, 2024, the USPTO denied Netlist’s request for Director Review of the ‘918 and ‘054 Patent IPRs. On May 24, 2024, Netlist filed a notice of appeal challenging the Board’s final written decision for the ‘918 and ‘054 Patent IPRs, CAFC case no. 24-1859.

On May 8, 2023, Micron filed IPR requests contesting the patentability of the ‘060 and ‘160 Patents, along with motions requesting joinder to the pending Samsung IPRs related to the same patents (see below). On October 26, 2023, the PTAB instituted the Micron ‘060 and ‘160 Patent IPRs and joined them with the earlier-filed ‘060 and ‘160 Patent IPRs. An oral hearing was held on January 11, 2024, and on April 1, 2024, the PTAB issued its final written decisions finding all challenged claims of the ‘060 and ‘160 Patents unpatentable. On May 1, 2024, Netlist requested a director review of the final written decisions. The Director Review was denied on June 17, 2024. On August 20, 2024, Netlist a Notice of Appeal to challenge the Board’s final written decision on the ’060 and ’160 Patents before the CAFC, Case No. 24-2304.

On July 28, 2023, Micron filed two IPR petitions contesting the patentability of the ‘215 and ‘417 Patents. On January 3, 2024, the PTAB granted institution and joinder to Samsung’s earlier-filed IPRs for the same two patents. The parties completed briefing on the Samsung ‘417 and ‘215 Patent IPRs that Micron had joined and held oral arguments on May 3, 2024. The PTAB issued its final written decision on July 30, 2024, determining all challenged claims unpatentable. On August 29, 2024, Netlist filed Requests for Director Review of the Board’s final written decisions on the ’215 and ’417 Patents.

On December 11, 2023, Micron filed a complaint in the District Court for the Fourth Judicial District of the State of Idaho alleging Netlist violated Idaho Code § 48-1703 through its assertion of the ‘833 Patent in the WDTX (the “First Idaho Complaint”). Netlist removed the matter to the Federal District Court for the District of Idaho on January 2, 2024. On January 18, 2024, the matter was assigned to Judge David C. Nye for all proceedings, and Micron filed a Motion to remand the case to the Idaho state court. On February 7, 2024, Netlist moved to dismiss Micron’s First Idaho Complaint or alternatively transfer the case, and on February 8, 2024, responded to Micron’s Motion to Remand. On February 22, 2024, Micron filed its reply in support of its remand motion. On February 28, 2024, Micron filed its response to Netlist’s Motion to Dismiss or Transfer the case. On March 13, 2024, Netlist filed its reply in support of its Motion to Dismiss or Transfer the case. On August 16, 2024, the case was remanded to the Idaho state court. On September 17-18, 2024, Netlist filed a motion to dismiss the case for lack of personal jurisdiction and failure to state a claim.

On December 22, 2023, Netlist filed a Declaratory Judgment action in the Federal District Court for the EDTX, Marshall Division, seeking confirmation from the Court that Netlist has not made a bad-faith assertion of patent infringement against Micron. On January 19, 2024, Micron filed a Motion to Dismiss. On February 7, 2024, Netlist amended its complaint, and on March 6, 2024, Micron filed its Answer to Netlist’s First Amended Complaint. On April 23, 2024, the Court held a scheduling conference, and on April 24, 2024, the Court entered its docket control order setting the matter for a jury trial on July 7, 2025.

On January 10, 2024, Micron filed an IPR petition, again contesting the patentability of the ‘608 Patent, along with a motion to join Samsung’s instituted parallel IPR proceeding. On July 23, 2024, the PTAB denied institution of Micron’s petition.

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

On October 15, 2021, Samsung initiated a declaratory judgement action against Netlist in the DDE (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:21-cv-01453-RGA), where it requested in relevant part that the DDE declare that Samsung does not infringe the ‘218, ‘523, ‘595, ‘506, ‘339, ‘912 and ‘918 Patents, while later seeking leave to add the ‘054 Patent (issued January 25, 2022) to its action. On August 1, 2022, Hon. Judge Andrews dismissed all of Samsung’s counts related to Netlist’s ‘912, ‘506, ‘339, and ‘918 Patents, and denied Samsung’s request to bring its ‘054 Patent claims in Delaware. On September 12, 2022, Netlist amended its Counterclaims to include counterclaims tying Google to the action. On November 15, 2022, Google responded to Netlist’s Counterclaims by filing a Motion to Dismiss or alternatively to Sever and Stay the counterclaims. On May 22, 2023, the Court heard oral arguments on Google’s Motion to Dismiss or alternatively, Sever and Stay and Dismiss Willfulness and Indirect Infringement Allegations. On October 10, 2023, the Court entered an order granting-in-part and denying-in-part Samsung’s prior motion to stay the matter in light of pending IPRs and a Ninth Circuit appeal, staying claims with respect to the ‘218 and ‘595 Patents, while allowing claims under the ‘523 Patent to proceed. On December 1, 2023, the Court entered an Oral Order staying the matter entirely until the development of any action by any other court pertaining to Samsung’s and Netlist’s rights under the JDLA that may merit lifting the stay. While such a determination has been made by the District Court for the Central District of California, the case remains stayed.

On November 19, 2021, Samsung filed IPR requests contesting the validity of the ‘218, ‘595, and ‘523 Patents. Netlist filed its initial responses to Samsung’s IPR petitions on February 18, 2022, contesting the institution of any IPR on the grounds propounded. On May 3, 2023, the PTAB issued a final written decision finding all of the claims of the ‘523 Patent not unpatentable, while on May 8, 2023 and May 9, 2023, it found all of the claims of the ‘218 and ‘595 Patents, respectively, unpatentable. On July 10, 2023, Samsung filed a Notice of Appeal challenging the Board’s decision on the ‘523 Patent, thus instituting an appeal before the CAFC of the ‘523 Patent IPR result (CAFC Case No. 23-2133). As of the reporting date, the parties have completed briefing on the appeal, and the CAFC has not yet set a date for oral argument.

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

On May 17, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘918 and ‘054 Patents. On December 6, 2022, the Board instituted an IPR trial for the ‘054 Patent, and then instituted an IPR trial for the ‘918 Patent the next day. Micron has joined these Samsung IPRs on the ‘918 and ‘054 Patents, and oral arguments were heard on September 7, 2023. On December 5, 2023 and December 6, 2023, the PTAB entered final written decisions for the ‘918 and ‘054 Patent IPRs, respectively, finding in both instances that all challenged claims were unpatentable. On January 5, 2024 and January 6, 2024, Netlist filed requests for USPTO Director Review of the ‘918 and ‘054 Patents, respectively, final written decisions. On March 18, 2024, the USPTO denied Netlist’s request for Director Review of the ‘918 and ‘054 Patent IPRs. Netlist filed a notice of appeal challenging the Board’s final written decision for the ‘918 and ‘054 Patent IPRs on May 24, 2024.

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

On August 1, 2022, Netlist filed a complaint for patent infringement against Samsung in the EDTX (Case No. 2:22-cv-00293) under the ‘912 Patent, which relates generally to technologies to implement rank multiplication. On August 15, 2022, Netlist filed its first amended complaint here, further addressing Samsung’s infringement of the ‘215 and ‘417 Patents. On October 21, 2022, Hon. Chief Judge Gilstrap ordered that this action and a parallel action by Netlist against Micron on the same patents (22-cv-00294-JRG) be consolidated and set for a joint scheduling conference on November 17, 2022, further instructing that this Samsung action be considered the “LEAD CASE” and that any further filings from either action be submitted in therefore all pretrial matters. On July 20,2023 Netlist filed an amended complaint asserting infringement of the ‘608 Patent by Samsung. The claim construction hearing was advanced and took place before Hon. Chief Judge Gilstrap on September 26, 2023. On November 21, 2023, the Court entered its Claim Construction Order. Trial is scheduled to begin on November 12, 2024. On August 26, 2022, Samsung filed two IPR petitions contesting the validity of Netlist’s ‘060 and ‘160 Patents. On January 19, 2023, Netlist filed its Patent Owner Preliminary Responses in those proceedings. An oral hearing was held on January 11, 2024, and on April 1, 2024, the PTAB issued its final written decisions finding all challenged claims of the ‘060 and ‘160 Patents unpatentable. On May 1, 2024, Netlist requested a director review of the final written decisions. Director review was denied on June 17, 2024. On August 20, 2024, Netlist a Notice of Appeal to challenge the Board’s final written decision on the ’060 and ’160 Patents before the CAFC, Case No. 24-2304.

On January 10, 2023, Samsung filed two IPR petitions contesting the validity of the ‘215 and ‘417 Patents. The Board accorded these IPRs a filing date of January 10, 2023, and Netlist filed its Patent Owner Preliminary Responses by the May 9, 2023 deadline. On August 1, 2023, the Board entered an Order instituting a trial for both of Samsung’s IPR petitions. The Board simultaneously set a schedule for briefing deadlines, and the date for oral arguments on May 3, 2024. On January 3, 2024, the PTAB joined the later-filed and substantially-identical Micron IPRs for the ‘215 and ‘417 Patents to Samsung’s IPRs. The parties completed briefing on the ‘417 and ‘215 Patent IPRs and held oral arguments on May 3, 2024. The PTAB issued its final written decisions on July 30, 2024, finding all challenged claims unpatentable. On August 29, 2024, Netlist filed Requests for Director Review of the Board’s final written decisions on the ’215 and ’417 Patents.

On April 27, 2023, Samsung filed an IPR petition contesting the validity of the ‘608 Patent. The Board accorded Samsung’s IPR petition a filing date on June 14, 2023. On December 12, 2023, the PTAB instituted an IPR trial for the ‘608 Patent, despite having previously denied institution from Micron’s earlier-filed IPR petition of the same Patent. On December 26, 2023, Netlist filed a request for review of the institution decision by the Director of the USPTO. As of the reporting date, the PTAB and USPTO Director have denied Netlist’s requests. An oral hearing was held on September 5, 2024.

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

Note 6—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 28, 2024 or December 30, 2023.

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

Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us, when exercisable and subject to adjustment, one unit consisting of one one-thousandth of a share (a “Unit”) of our Series A Preferred Stock (the “Preferred Stock”), at a purchase price of $6.56 per Unit, subject to adjustment. Subject to the provisions of the Rights Agreement, including certain exceptions specified therein, a distribution date for the Rights (the “Distribution Date”) will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired or otherwise obtained beneficial ownership of 15% or more of the then-outstanding shares of our common stock, and (ii) 10 business days (or such later date as may be determined by our board of directors) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and, unless earlier redeemed or exchanged by us pursuant to the terms of the Rights Agreement, as amended, will expire on the close of business on April 17, 2027.

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

Common Stock

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into a purchase agreement (the “September 2021 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we had the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. As consideration for entering into the September 2021 Purchase Agreement, we previously issued to Lincoln Park 218,750 shares of our common stock as initial commitment shares in a noncash transaction on September 28, 2021 and would issue up to 143,750 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We would not receive any cash proceeds from the issuance of these additional commitment shares. On October 1, 2024, the September 2021 Purchase Agreement terminated on its terms.

We controlled the timing and amount of any sales of our common stock to Lincoln Park over the 36-month term of the September 2021 Purchase Agreement. There was no upper limit on the price per share that Lincoln Park was required to pay for our common stock under the September 2021 Purchase Agreement, but in no event would shares be sold to Lincoln Park on a day the closing price was less than the floor price specified in the September 2021 Purchase Agreement. In all instances, we could not sell shares of our common stock to Lincoln Park under the September 2021 Purchase Agreement if that would result in Lincoln Park beneficially owning more than 9.99% of our common stock.

The September 2021 Purchase Agreement did not limit our ability to raise capital from other sources at our sole discretion, except that, subject to certain exceptions, we could not enter into any Variable Rate Transaction (as defined in the September 2021 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the September 2021 Purchase Agreement. We had the right to terminate the September 2021 Purchase Agreement at any time, at no cost to us.

During 2023, Lincoln Park purchased an aggregate of 7,865,000 shares of our common stock for a net purchase price of $23.4 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 44,939 shares of our common stock as additional commitment shares in noncash transactions. During the nine months ended September 28, 2024, Lincoln Park purchased an aggregate of 3,195,889 shares of our common stock for a net purchase price of $5.2 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 10,046 shares of our common stock as additional commitment shares in noncash transactions. The September 2021 Purchase Agreement terminated on its terms on October 1, 2024 and no shares of our common stock were sold subsequent to the quarter ended September 28, 2024.

2024 Offering

On October 11, 2024, we entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with certain investors, pursuant to which we agreed to issue and sell to the investors in a registered offering (the “2024 Offering”) an aggregate of (i) 13,636,364 shares of our common stock, (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase up to an aggregate of 13,636,364 shares of our common stock, and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants,” collectively, the “Warrants”) to purchase up to 13,636,364 shares of our common stock, at a per share purchase price of $1.10 per share and accompanying warrants. The 2024 Offering closed on October 15, 2024. The net proceeds to us from the 2024 Offering were approximately $14.2 million, after deducting placement agent fees and offering costs paid by us.

The Warrants are exercisable at any time on or after the issuance date and contain provisions with the beneficial ownership limited to 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of share of our common stock issuable upon the exercise of the Warrants, which percentage may be increased up to 9.99% upon the notice to us. The Series A Warrants have a term of five years from the issuance date and have an exercise price of $1.30 per share. The Series B Warrants have a term of 100 days and have an exercise price of $1.10 per share.

Pursuant to the 2024 Purchase Agreement, our director and executive officers entered into lock-up agreements with us, pursuant to which they agreed not to offer for sale, contract to sell, or sell any shares of our common stock or any securities convertible into, or exercisable or exchangeable for, shares of our common stock, for a period of 100 days from the closing of the 2024 Offering, subject to certain customary exceptions.

The 2024 Purchase Agreement also provides that we may not, subject to the exceptions described in the 2024 Purchase Agreement, effect or enter into any Variable Rate Transactions (as defined in the 2024 Purchase Agreement) until the one-year anniversary of the closing date of the 2024 Offering.

Note 7—Stock-Based Awards

As of September 28, 2024, we had 577,936 shares of our common stock reserved for future issuance under our Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for our employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the nine months ended September 28, 2024:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 30, 2023	4,039	$0.90
Granted	—	—
Exercised	(194)	0.67
Expired or forfeited	(441)	1.91
Outstanding as of September 28, 2024	3,404	$0.79

Restricted Stock Units

The following table summarizes the activity related to RSUs during the nine months ended September 28, 2024:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 30, 2023	3,603	$3.49
Granted	1,636	1.32
Vested	(1,203)	3.42
Forfeited	(301)	2.86
Balance nonvested as of September 28, 2024	3,735	$2.61

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Cost of sales	$16	$19	$82	$90
Research and development	238	231	798	691
Selling, general and administrative	876	895	2,752	2,637
Total	$1,130	$1,145	$3,632	$3,418

As of September 28, 2024, we had approximately $7.8 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.3 years.

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

Forward-looking statements contained in this MD&A include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to collect any damages awarded to us in our litigation with Samsung Electronics Co., Ltd., Samsung Semiconductor Inc., and Samsung Electronics America Inc. (collectively, “Samsung”) in the event of an appeal;
●	our ability to collect any damages awarded to us in our litigation with Micron Technology, Inc. (“Micron”).
●	our beliefs and estimates regarding potential intellectual property suits or claims in process under current litigation;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness, maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

During the third quarter of 2024, we recorded net sales of $40.2 million, gross profit of $1.1 million and net loss of $9.4 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit under a bank credit facility with Silicon Valley Bank (“SVB”). See “Liquidity and Capital Resources” below for more information.

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

During the nine months ended September 28, 2024, Lincoln Park purchased an aggregate of 3,195,889 shares of our common stock for a net purchase price of $5.2 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 10,046 shares of our common stock as additional commitment shares in noncash transactions. On October 1, 2024, the September 2021 Purchase Agreement terminated on its terms.

2024 Offering

On October 11, 2024, we entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with certain investors, pursuant to which we agreed to issue and sell to the investors in a registered offering (the “2024 Offering”) an aggregate of (i) 13,636,364 shares of our common stock, (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase up to an aggregate of 13,636,364 shares of our common stock, and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants,” collectively, the “Warrants”) to purchase up to 13,636,364 shares of our common stock, at a per share purchase price of $1.10 per share and accompanying warrants. The 2024 Offering closed on October 15, 2024. The net proceeds to us were approximately $14.2 million, after deducting placement agent fees and offering costs paid by us.

The Warrants are exercisable at any time on or after the issuance date. The Series A Warrants have a term of five years from the issuance date, have an exercise price of $1.30 per share and provide for the cash payment of the value of the Series A Warrants based on the Black-Scholes pricing model upon the occurrence of certain fundamental transactions. The Series B Warrants have a term of 100 days and have an exercise price of $1.10 per share.

On October 11, 2024, we entered into a Placement Agency Agreement (the “Placement Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to act as our placement agent in connection with the 2024 Offering. Pursuant to the terms of the Placement Agreement, in consideration for its placement agent services, we agreed to pay Roth a cash fee in an amount equal to 4% of the aggregate gross proceeds received by us in connection with the closing of the 2024 Offering and upon the cash exercise of the Series B Warrants.

Pursuant to the 2024 Purchase Agreement, our director and executive officers entered into lock-up agreements with us, pursuant to which they agreed not to offer for sale, contract to sell, or sell any shares of our common stock or any securities convertible into, or exercisable or exchangeable for, shares of our common stock, for a period of 100 days from the closing of the 2024 Offering, subject to certain customary exceptions.

The 2024 Purchase Agreement also provides that we may not, subject to the exceptions described in the 2024 Purchase Agreement, effect or enter into any Variable Rate Transactions (as defined in the 2024 Purchase Agreement) until the one-year anniversary of the closing date of the 2024 Offering.

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

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three and nine months ended September 28, 2024 and September 30, 2023 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 28,	September 30,	%	September 28,	September 30,	%
	2024	2023	Change	2024	2023	Change
Net sales	$40,186	$16,725	140%	$112,828	$35,772	215%
Cost of sales	39,044	16,285	140%	110,198	34,533	219%
Gross profit	$1,142	$440	160%	$2,630	$1,239	112%
Gross margin percentage	3%	3%		2%	3%

Net Sales

Net sales increased by approximately $23.5 million during the third quarter of 2024 compared to the same period of 2023, primarily as a result of a $23.9 million increase in the sale of registered DIMM (“RDIMM”) and discrete memory component products, partially offset by $1.1 million decrease in sales of our flash and solid-state drives (“SSD”) products.

Net sales increased by approximately $77.1 million during the first nine months of 2024 compared to the same period of 2023, primarily as a result of a $71.7 million increase in the sale of RDIMM and discrete memory component products and a $4.6 million increase in sales of our flash and SSD products.

Gross Profit and Gross Margin

Gross profit increased during the third quarter and first nine months of 2024 compared to the same periods of 2023, primarily as a result of higher sales across all product groups. Gross margin percentage was consistent during the first nine months of 2024 compared to the same period in 2023.

Operating Expenses

Operating expenses for the three and nine months ended September 28, 2024 and September 30, 2023, were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 28,	September 30,	%	September 28,	September 30,	%
	2024	2023	Change	2024	2023	Change
Research and development	$2,177	$2,268	(4%)	$6,987	$6,824	2%
Percentage of net sales	5%	14%		6%	19%
Intellectual property legal fees	$5,349	$12,891	(59%)	$28,403	$32,908	(14%)
Percentage of net sales	13%	77%		25%	92%
Selling, general and administrative	$3,271	$3,160	4%	$9,353	$9,515	(2%)
Percentage of net sales	8%	19%		8%	27%

Research and Development

Research and development expenses slightly decreased during the third quarter of 2024 compared to the same period of 2023, primarily due to a decrease in the use of outside services.

Research and development expenses slightly increased during the first nine months of 2024 compared to the same periods of 2023 due primarily to an increase in the use of outside services.

Intellectual Property Legal Fees

Intellectual property legal fees consist of fees incurred for patent enforcement and licensing, appeals, patent drafting and prosecution, and opposition to third-party post-grant patent proceedings. Although we expect intellectual property legal fees to generally increase over time as we continue to expand, protect and enforce our patent portfolio, these increases may not be linear but may occur in lump sums depending on jury trial management, due dates of various filings and their associated fees, and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report for further discussion.

Intellectual property legal fees decreased during the third quarter and first nine months of 2024 compared to the same periods of 2023 due primarily to lower legal expenses incurred to protect and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses slightly increased during the third quarter compared to the same periods of 2023 due primarily to a higher audit and public company related fees.

Selling, general and administrative expenses decreased during the first nine months of 2024 compared to the same periods of 2023 due primarily to a decrease in employee headcount and the related overhead, partially offset by outside services.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and receipts from revenues. In addition, we have received proceeds from our entry into a Strategic Product Supply and License Agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”), on April 5, 2021 (the “Strategic Agreement”), which we used to support our operations. We have also funded our operations with a revolving line of credit under a bank credit facility with SVB.

The following tables present selected financial information as of September 28, 2024 and December 30, 2023 and for the first nine months of 2024 and 2023 (in thousands):

	September 28,	December 30,
	2024	2023
Cash, cash equivalents and restricted cash	$29,763	$52,845
Working capital	(9,653)	22,289

	Nine Months Ended
	September 28,	September 30,
	2024	2023
Net cash used in operating activities	$(25,504)	$(40,079)
Net cash used in investing activities	(64)	—
Net cash provided by financing activities	2,494	47,044

During the nine months ended September 28, 2024, net cash used in operating activities was primarily a result of net loss of $41.2 million, non-cash adjustments to net loss of $4.3 million, and net cash inflows from changes in operating assets and liabilities of $11.4 million driven predominantly by a decrease in inventories due to higher turnovers, increase in deferred revenue related to an advance payment received on an order shipped in October 2024 and decrease in accounts receivable due to faster cash collections, partially offset by the decrease in accounts payable due to the payments made for the legal fees incurred to defend our patent portfolio. Net cash provided by financing activities during the nine months ended September 28, 2024 primarily consisted of $5.2 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, partially offset by $2.3 million in net repayments under the 2023 SVB Credit Agreement and by $0.5 million in payments of notes payable to finance insurance policies.

During the nine months ended September 30, 2023, net cash used in operating activities was primarily a result of net loss of $47.2 million, non-cash adjustments to net loss of $4.2 million, and net cash inflows from changes in operating assets and liabilities of $2.9 million due to a decrease in accounts receivable and in inventories, partially offset by a decrease in accounts payable and a decrease in accrued expenses and other liabilities. Net cash provided by financing activities during the nine months ended September 30, 2023 primarily consisted of $23.4 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, $28.6 million in net proceeds from the 2023 Offering, $0.5 million in proceeds from exercise of stock options, partially offset by $4.9 million in net repayments under the credit agreement between us and Silicon Valley Bank, dated October 31, 2009, which was terminated on April 28, 2023 (the “2009 SVB Credit Agreement”), and $0.4 million in payments of notes payable to finance insurance policies..

Capital Resources

2024 Offering

On October 11, 2024, we entered into the 2024 Purchase Agreement with certain investors, pursuant to which we agreed to issue and sell to the investors in the 2024 Offering an aggregate of 13,636,364 shares of our common stock and Series A Warrants and Series B Warrants, each to purchase up to an aggregate of 13,636,364 shares of our common stock (totaling 27,272,728 shares of our common stock) at a per share purchase price of $1.10 per share. The 2024 Offering closed on October 15, 2024. The net proceeds to us from the 2024 Offering were approximately $14.2 million, after deducting placement agent fees and offering costs paid by us.

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

As of September 28, 2024, the outstanding borrowings under the 2023 SVB Credit Agreement were $1.6 million with no availability under the revolving line of credit. During the nine months ended September 28, 2024, we made net repayments of $2.3 million under the 2023 SVB Credit Agreement.

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

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into the September 2021 Purchase Agreement with Lincoln Park, pursuant to which we had the right to sell to Lincoln Park up to an aggregate of $75.0 million in shares of our common stock over the 36-month term of the September 2021 Purchase Agreement subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. As of September 28, 2024, $31.0 million remained available under the September 2021 Purchase Agreement with Lincoln Park. On October 1, 2024, the September 2021 Purchase Agreement terminated on its terms.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with the cash received under the Strategic Agreement with SK hynix, proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park, cash receipts from revenues, borrowing availability under the 2023 SVB Credit Agreement, funds raised through future equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 28, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently involved in a variety of proceedings in multiple jurisdictions against large, well-capitalized companies, including Samsung, Google Inc. (“Google”), and Micron, which have been ongoing for many years and have required substantial investments of financial and management resources. We anticipate that these and other similar proceedings will continue to require similar investments over an extended period of time. Each of the proceedings is subject to substantial uncertainty regarding their outcomes because of the unpredictable nature of the litigation and appeal process, which is highly dependent upon specific factual matters and legal interpretations. We believe that it is critical to our future success to continue to pursue these actions, and we intend to do so. Each action will result in court rulings and decisions about significant issues, such as claim construction, patent validity, infringement, jurisdiction and other matters, almost all of which are subject to an appeal process that are typically lengthy and unpredictable. Moreover, the ruling or decision in one proceeding is not necessarily indicative of rulings or decisions that may be issued in another proceeding, even if the factual and legal matters are similar. We expect that various courts and agencies will issue significant rulings in several of our proceedings within the next year, and the disclosure of those rulings may cause substantial volatility in our stock price. Regardless of the outcome of our actions to enforce our intellectual property rights, we expect to continue to invest financial and management resources in pursuing the actions and related appeals, which may require that we obtain additional capital.

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

As of September 28, 2024, there were 258,191,376 shares of our common stock outstanding. In addition, 3,403,952 shares of our common stock are subject to outstanding stock options, 3,735,052 shares of our common stock are subject to outstanding unvested restricted stock units, and 11,111,112 shares of our common stock are subject to outstanding warrants. All outstanding shares of our common stock are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, warrants or convertible notes may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, warrant and convertible note agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Second Amended and Restated Bylaws

On November 4, 2024, our board of directors adopted and approved, effective immediately, the second amended and restated bylaws (the “Second Amended and Restated Bylaws”). The Second Amended and Restated Bylaws, among other things, (i) decrease the quorum requirement for stockholder meetings from a majority to one-third of the outstanding shares of stock entitled to vote, (ii) conform to SEC’s universal proxy card rules, and (iii) update for certain other administrative and conforming changes. The foregoing summary of the Second Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws, which is attached as Exhibit 3.2 and incorporated herein by reference.

Insider Trading Arrangements

None.

Item 6.	Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 17, 2018
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.2	Second Amended and Restated Bylaws of Netlist, Inc.	X
4.1	Form of Series A Warrant		8-K	001-33170	October 11, 2024
4.2	Form of Series B Warrant		8-K	001-33170	October 11, 2024
10.1˄	Form of Securities Purchase Agreement dated October 11, 2024 between Netlist, Inc. and the purchasers identified therein		8-K	001-33170	October 11, 2024
10.2˄	Placement Agency Agreement dated October 11, 2024 by and between Netlist, Inc. and Roth Capital Partners, LLC		8-K	001-33170	October 11, 2024
10.3	Form of Lock-Up Agreement		8-K	001-33170	October 11, 2024
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32.1+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.
˄

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby undertake to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:November 7, 2024	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)