Form 10-K
period 2024-12-28
NETLIST INC
filed 2025-03-28
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $338.6 million.

As of March 21, 2025, the registrant had 273,944,997 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Netlist, Inc. and Subsidiaries

Form 10-K

For the Fiscal Year Ended December 28, 2024

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

Forward-looking statements contained in this report include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to collect any damages awarded to us, including in our litigation with Samsung Electronics Co., Ltd., Samsung Semiconductor Inc., and Samsung Electronics America Inc. (collectively, “Samsung”) and/or in our litigation with Micron Technology, Inc. (“Micron”);
●	our beliefs and estimates regarding potential intellectual property suits or claims in process under current litigation;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

Overview

We are a leading innovator in advanced memory and storage solutions, pushing the boundaries of technology to deliver unparalleled performance and reliability. With a rich portfolio of patented technologies, we have consistently driven innovation in the field of cutting-edge enterprise memory and storage, advancing artificial intelligence (“AI”) and empowering businesses and industries to thrive in the digital age.

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

Localized Module-Based Power Management Architecture

Early in our company’s history of research and development efforts, we developed innovative solutions for improving memory performance by increasing the precision of voltage regulation. We rethought the way power management is handled for each memory module within a system, by moving power management capabilities away from the host system and onto the modules themselves. The result was improved granularity of system power loading, which could translate to improved efficiency and higher data transfer speed. Relocating power management functionality onto modules allows multiple distinct devices on a single module to receive power and operate harmoniously. While many in the memory industry have now adopted our approach for their DDR5-based DIMMs, our NVvault products have incorporated localized power management for many years.

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

Products

Our commercially available memory subsystem products and other products that we sell include:

Component and Other Product Resales

Due to our relationships with memory channel customers, in addition to our own products, we resell certain component products that we purchase for the purpose of resale. We have purchased certain of these products under the terms of a product supply agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”). We have also sourced resale products from other suppliers. Additionally, we sell excess component inventory to distributors and other users of memory integrated circuits. For information regarding our concentrations and customers, see Note 9—Major Customers, Suppliers and Products of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Our target markets are characterized by a limited number of large companies, and consolidation in one or more of our target markets may further increase this concentration. As a result, sales to small numbers of customers have historically represented a substantial portion of our net product sales. Additionally, the composition of major customers and their respective contributions to our net product sales have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. For further information about our customer concentrations, see Note 9—Major Customers, Suppliers and Products to our consolidated financial statements in Part II, Item 8 of this Form 10-K. We do not consider our businesses to be seasonal to any significant degree.

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

Additionally, warranties are passed through from the manufacturers to customers for resale products. We offer warranties on our Netlist branded memory subsystems generally ranging from one to five years, depending on the product and negotiated terms of purchase orders from our customers. These warranties require us to repair or replace defective products returned to us during such warranty period at no cost to the customer.

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

Resources

Manufacturing

We utilize third-party manufacturing facilities in the People’s Republic of China (“PRC”), Taiwan and Korea where we produce our products. Our manufacturing expertise, combined with our engineering and design capabilities, allows us to support our customers quickly and in high volume. Our products are produced on surface mount assemblies and undergo subsystem testing, system-level burn-in testing, programming, marking, labeling and packaging. Manufacturing cycle times for our memory subsystem products, from receipt of order, are typically one week or less and in some cases as short as two days.

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

Patents

As of December 28, 2024, we had over 100 issued and pending patents. Our issued patents cover various aspects of our innovations and include various claim scopes and, as a result, we believe our business is not materially dependent on any one claim in any of our existing patents or pending patent applications.

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

Employees

As of December 28, 2024, we had a total of 66 employees globally, of which 60 were full-time employees.

Segment and Geographic Areas Information

We operate under one reportable segment which is comprised of one operating segment. See Note 1—Summary of Significant Accounting Policies of this Form 10-K for segment information and Note 2—Supplemental Financial Information for geographic information.

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

Corporate Information

We were incorporated under the laws of the state of Delaware in June 2000 and commenced operations in September 2000. Our principal executive offices are located at 111 Academy, Suite 100, Irvine, California 92617 and our telephone number at that address is (949) 435-0025. Our corporate website address is www.netlist.com. The information contained in, or accessible through, our website is not part of, and is not incorporated by reference into, this Form 10-K. Investors should not rely on any such information in deciding whether to purchase our common stock.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information with the SEC. Our filings with the SEC are available free of charge on the SEC’s website and on the "Investors" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also contains copies of our corporate governance guidelines, code of business conduct and ethics, insider trading policy and whistleblower policy.

Item 1A.	Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results, financial condition, impair our future growth prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. In assessing these risks, you should also review the other information contained in this report, including our consolidated financial statements and accompanying notes, and the other filings we make with the SEC. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to the following:

●	We have historically incurred losses and may continue to incur losses;
●	We may not be able to collect or otherwise receive value for the damages awarded to us in any of our litigations, including with Samsung and Micron, which could have an adverse impact on our business, financial condition and operating results;
●	We are involved in multiple lawsuits and administrative actions in multiple jurisdictions to protect and assert our intellectual property rights against large, well-capitalized companies, which requires that we continue to expend substantial financial and management resources, and we may not be successful in these proceedings;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	The vast majority of our net product sales in recent periods have been generated from resales of products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our CXL products for our target customer markets;
●	Sales to a small number of customers currently and have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;

●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Semiconductor memory and storage markets are highly competitive which could materially and adversely affect our business, results of operations, or financial condition;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Our manufacturing operations involve significant risks;
●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition;
●	Increased prices and inflation could negatively impact our margin performance and our financial results;
●	Geopolitical risks associated with the ongoing conflicts between Russia and Ukraine and Israel and Palestine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business;
●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results;
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us;

●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As the sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

We may not be able to collect the damages awarded to us in any of our litigations with Samsung, which could have an adverse impact on our business, financial condition and operating results.

As previously reported, in our litigations with Samsung, we were awarded damages of approximately $303 million and $118 million in separate jury verdicts in April 2023 and November 2024, respectively. As of the reporting date, each Netlist patent found infringed by Samsung in the respective jury verdict is subject to a Final Written Decision (“FWD”) in an Inter Partes Review (“IPR”) which is on appeal before the U.S. Court of Appeals for the Federal Circuit (“CAFC”); see Note 6 below. The appeals would likely cause a lengthy delay in our ability to collect each award and could result in a reversal or reduction of such award. With or without an appeal, we would need to successfully collect damages awarded to us. In addition, if either verdict is appealed and we are unable to sustain our operations through an appeal process, we may be required to raise additional capital through proceeds from other litigated matters or debt or equity financing. We cannot be certain that we will prevail or settle in any other ongoing litigation, or that any additional financing we may need will be available on terms acceptable to us, or at all. If we do not receive funds from other litigation matters or secure financing in the future, we may be forced to liquidate our assets or discontinue our operations altogether.

We may not be able to collect the damages awarded to us in our litigation with Micron, which could have an adverse impact on our business, financial condition and operating results.

As previously reported, in our litigation with Micron, we were awarded damages of approximately $445 million. As of the reporting date, the two patents confirmed as being infringed on the jury verdict are either subject to IPR final written decisions or an active IPR trial. The outcome of each of the IPR proceedings related to each of these patents may affect the underlying collectability of the jury award in this matter. The outcome of the trial is subject to appeal. An appeal by Micron would likely cause a lengthy delay in our ability to collect the award and could result in a reversal or reduction of the award. With or without an appeal, we would need to successfully collect damages awarded to us. In addition, if the judgment is appealed and we are unable to sustain our operations through an appeal process, we may be required to raise additional capital through proceeds from other litigated matters or debt or equity financing. We cannot be certain that we will prevail or settle in any other ongoing litigation, or that any additional financing we may need will be available on terms acceptable to us, or at all. If we do not receive funds from other litigation matters or secure financing in the future, we may be forced to liquidate our assets or discontinue our operations altogether.

We are involved in multiple lawsuits and administrative actions in multiple jurisdictions to protect and assert our intellectual property rights against large, well-capitalized companies, which requires that we continue to expend substantial financial and management resources, and we may not be successful in these proceedings.

We are currently involved in a variety of proceedings in multiple jurisdictions against large, well-capitalized companies, including Samsung, Google Inc., and Micron, which have been ongoing for many years and have required substantial investments of financial and management resources. We anticipate that these and other similar proceedings will continue to require similar investments over an extended period of time. Each of the proceedings is subject to substantial uncertainty regarding their outcomes because of the unpredictable nature of the litigation and appeal process, which is highly dependent upon specific factual matters and legal interpretations. We believe that it is critical to our future success to continue to pursue these actions, and we intend to do so. Each action will result in court rulings and decisions about significant issues, such as claim construction, patent validity, infringement, jurisdiction and other matters, almost all of which are subject to an appeal process that are typically lengthy and unpredictable. Moreover, the ruling or decision in one proceeding is not necessarily indicative of rulings or decisions that may be issued in another proceeding, even if the factual and legal matters are similar. We expect that various courts and agencies will issue significant rulings in several of our proceedings within the next year, and the disclosure of those rulings may cause substantial volatility in our stock price. Regardless of the outcome of our actions to enforce our intellectual property rights, we expect to continue to invest financial and management resources in pursuing the actions and related appeals, which may require that we obtain additional capital.

We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others.

As is common in the semiconductor industry, we have experienced substantial litigation regarding patent and other intellectual property rights. We are currently involved in litigation and proceedings at the Patent Trial and Appeal Board (“PTAB”) based on alleged third-party infringement of our patents, and lawsuits claiming we are infringing others’ intellectual property rights also have been and may in the future be brought against us.

Our business strategy includes litigating claims against others, such as our competitors and customers, to enforce our intellectual property, contractual and commercial rights, including, in particular, our patent portfolio and our trade secrets, as well as to challenge the validity and scope of the proprietary rights of others. This or other similar proceedings also have and may again subject us to counterclaims or countersuits against us, or the parties we sue have and may again seek to invalidate our patents or other intellectual property rights through reexamination or similar processes at the U.S. Patent and Trademark Office

(“USPTO”) or similar bodies. Further, any legal disputes with customers could cause them to cease buying or using our products or the component products we resell or delay their purchase of these products and could substantially damage our relationship with these customers.

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

Making use of new technologies and entering new markets increases the likelihood that others might allege that our products or the component products we resell infringe their intellectual property rights. The likelihood of this type of lawsuit may also be increased due to the limited pool of experienced technical personnel that we can draw on to meet our hiring needs. As a result, a number of our existing employees have worked for our existing or potential competitors at some point during their careers, and we anticipate a number of our future employees will have similar work histories. We have been the subject of such claims in the past and may again be subject to these types of claims. Moreover, lawsuits of this type may be brought, even if there is no merit to the claim, as a strategy to prevent us from hiring qualified candidates, drain our financial resources and divert management’s attention away from our business.

Litigation is inherently uncertain. An adverse outcome in existing or any future litigation could force us to, among other things:

●	relinquish material patents or other protections of our technologies if they are invalidated, which would enable our competitors and others to freely use this technology;
●	compete with products that rely on technologies and other intellectual property rights that we believe we have the right to protect from third-party use;
●	accept terms of an arrangement to license our technologies to a third party that are not as favorable as we might expect;
●	receive little or no returns for our time and capital investments in the litigation;
●	cease manufacturing and/or selling products or using certain processes that are claimed to be infringing a third party’s intellectual property;
●	pay damages (which in some instances may be three times actual damages), including royalties on past or future sales, if we are found to infringe a third party’s intellectual property;
●	seek a license from a third-party intellectual property owner to use its technology in our products or the component products we resell, which may not be available on reasonable terms or at all; or
●	redesign any products that are claimed to be infringing a third party’s intellectual property, which may not be possible to do in a timely manner, without incurring significant costs or at all.

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

We have historically derived revenues from sales of our high-performance memory products to OEM in the server, high-performance computing and communications markets. Although we expect these memory products to continue to account for a portion of our revenues, we have experienced declines in sales of these products in recent periods, and these declines could continue or intensify in the future. We believe market acceptance of these products or derivative products that incorporate our technology is critical to our success, and any continued decline in sales of these products could have a material adverse impact on our performance and long-term prospects.

We have invested significant research and development time and capital in the design of ASICs and hybrid devices, including our CXL technology-based memory expansion controller. These products are subject to significant risks, including the following:

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

Sales to a small number of customers currently and have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

Our target markets are characterized by a limited number of large companies, and consolidation in one or more of these markets may further increase this concentration. As a result, sales to small numbers of customers have historically represented and currently represent a substantial portion of our net product sales, and we expect this concentration to continue. Additionally, the composition of major customers and their respective contributions to our net product sales have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. We believe our performance depends in significant part on our ability to establish and maintain relationships with and effect substantial sales to our large customers.

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

Our industry is characterized by rapid technological change, evolving industry standards and rapid product obsolescence. As a result, continuous development of new technology, processes and product innovations is necessary in order to be successful. For example, the emergence of new tools such as machine learning and AI that capitalize on the availability of large data sets is leading semiconductor manufacturers to pursue new products and approaches that exploit those tools to advance technology development. We believe the continued and timely development of new products and technologies and improvement of existing products and technologies are critical to our business and prospects for growth. In the face of uncertainty on which new technology solutions will become successful, we endeavor to focus our efforts on developing the technology changes that are ultimately successful in supporting our customers’ requirements.

In order to continue to develop and introduce new or enhanced products and technologies, we need to:

●	retain and continue to attract new engineers with expertise in memory subsystems and our other key technology competencies;
●	identify and adjust to the changing requirements and preferences of our existing and potential future customers and markets;
●	identify and adapt to emerging technological trends and evolving industry standards in our markets;
●	continue to develop and enhance our design tools, manufacturing processes and other technologies on which we rely to produce new products or product enhancements;
●	design and introduce cost-effective, innovative and performance-enhancing features that differentiate our products and technologies from those of our competitors;
●	secure licenses as needed to enable us to use any technologies, processes or other rights needed for the manufacture or use of any new products or product enhancements we may develop, which licenses may not be available when needed, on acceptable terms or at all;
●	maintain or develop new relationships with suppliers of components required for any new or enhanced products and technologies;
●	qualify any new or enhanced products for use in our customers’ products; and
●	develop and maintain effective commercialization and marketing strategies.

We may not be successful at any of these activities. As a result, we may not be able to successfully develop new or enhanced products or technology or we may experience delays in this process. Our failure to develop and offer the correct technology solutions in a timely manner with productive and cost-effective products could adversely affect our business in a material way. Failures or delays in product development and introduction could result in the loss of, or delays in generating, net products sales or other revenues and the loss of key customer relationships. Even if we develop new or enhanced products or technologies, they may not meet our customers’ requirements, gain market acceptance or attract monetization opportunities, as our product and technology development efforts are inherently risky due to the challenges of foreseeing changes or developments in technology, predicting changes in customer requirements or preferences or anticipating the adoption of new industry standards. Moreover, we have invested significant resources in our product and technology development efforts, which would be lost if we fail to generate revenues from these efforts. If any of these risks occur, our revenues, prospects and reputation could be materially adversely affected.

The use of artificial intelligence could adversely affect our business and operating results.

Certain of our products and technology utilize AI, including third-party generative AI models. Our business operations also utilize third-party platforms that leverage AI. The use of AI inherently carries a broad range of risks typical to emerging technologies, and requires an investment of resources in the development, integration, and procurement of the technology. These investments may be costly and could impact our operating results as we continue to incorporate AI into our products and services and leverage AI in our operations. The integration of these AI models within our products and services means that the performance of our products and services is, in part, reliant on third-party developers of the underlying AI models. Moreover, the pricing arrangements with third-party developers associated with integrating these AI models can result in large or unpredictable costs due to excess or non-standard customer usage, which we may not be able to pass through to our customers and which could adversely impact our business.

The AI tools we offer or use could also generate content that infringes upon or misappropriates third-party intellectual property rights. This risk is intensified by the current trend of entities seeking patents and other intellectual property protections in AI to gain a competitive edge. While we have made efforts to mitigate risk under our terms of service, our deployment and use of AI tools may still expose us to increased litigation risk associated with intellectual property infringement claims. Further, the probabilistic nature of AI technologies can result in unwanted, inaccurate, or offensive outputs. In the event the AI tools we provide to customers do not perform reliably or in accordance with stated expectations, we may need to disable user access to such AI tools; similarly, if the AI tools that we use for internal business purposes do not perform in accordance with expectations, we may be forced to discontinue or restrict the use of such tools. Any mitigation efforts related to the foregoing may negatively affect our business and operations.

Additionally, government regulation related to AI may also increase the risks and costs in developing and leveraging AI tools in our products and services and to support our operations. For example, the EU recently approved the Artificial Intelligence Act, which requires that users of AI technology be made aware that they are interacting with AI or that they are facing an AI generated output. Continued legal and regulatory updates related to AI may occur quickly and could restrict or delay our ability to utilize AI, require significant cost and resources to support compliance, and harm our operating results.

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

We manufacture our products in Suzhou, PRC and also utilize third-party manufacturing facilities in the PRC, Taiwan and Korea where we produce our products. As we manufacture new and more complex products, the risk of encountering delays, difficulties or higher costs increases. In addition, the start-up costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment and any resulting manufacturing delays and inefficiencies, could negatively impact our results of operations.

Additionally, we could experience prolonged disruption, material malfunction, interruption or other loss of operations at any manufacturing facility for any number of reasons, including the occurrence of a contagious disease or illness, or cyber-attacks, or catastrophic weather events, labor disruptions, or we may need to add manufacturing capacity to satisfy any increased demand for our products. Under these circumstances, our manufacturing costs may increase, decrease our gross margin, decrease our control over manufacturing processes, limit our ability to satisfy customer requirements and demand and delay new product development until we secure additional manufacturing capacity, which we may not be able to do in a timely manner, on acceptable terms or at all. If any of these risks occur, our operations, performance and customer relationships could be severely harmed.

We also may need to expand our existing manufacturing capacity or establish additional capacity in the future. Any need to expand or replace our manufacturing capacity would be expensive and time-consuming and could also subject us to factory audits by our customers that could themselves result in delays, unexpected costs or customer losses if we cannot meet the standards of any such audits. Further, we may not be able to replace or increase our manufacturing capacity at all. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

As is common in our industry, we have a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs that may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of these indemnities varies, the duration of these indemnities is generally perpetual after execution of an agreement, and the maximum potential amount of future payments we could be required to make under these indemnities is often unlimited. Any indemnification claims by customers could require us to incur significant legal fees and could potentially result in our payment of substantial damages, and our insurance generally would not cover these fees or damages. As a result, the occurrence of any of these circumstances could have a material adverse effect on our business and results of operations.

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

Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could materially and adversely harm our business.

We store key data about our business, including certain customer data, information about our and our customers’ intellectual property and other proprietary information, on our global information technology systems. Any material failure or malfunctioning of our global information technology systems, errors or misuse by system users, cyber-attacks, difficulties migrating stand-alone systems to our centralized systems or inadequacy of the systems in addressing the needs of our operations could disrupt our ability to timely and accurately manufacture and ship products, divert management’s and key employees’ attention from other business matters and involve significant costs and other resources to repair or otherwise resolve, any of which could have a material adverse effect on our business, financial condition and results of operations. Any such event could also materially disrupt our ability to timely and accurately process, report and evaluate key operating metrics and key components of our results of operations, financial position and cash flows and could adversely affect our ability to complete other important business processes, such as maintenance of our disclosure controls and procedures and internal control over financial reporting.

While our information technology systems include security measures designed to prevent unauthorized access, employee error, employee malfeasance, or other causes including intentional misconduct by computer hackers, could circumvent these measures and result in unauthorized access to these systems in a manner that materially and adversely affects our operations. Because the techniques used to gain unauthorized access to information technology systems evolve frequently and often are not recognized until successful, we may be unable to anticipate these techniques or implement adequate preventative measures in a timely manner. Any security breach could require significant resources to correct, if correction is possible, and could result in a material disruption to our business, misappropriation or loss of data, loss of confidence in us by our customers, damage to our reputation, and legal liability. Further, any failure to implement appropriate security measures to protect our information or any breach or other failure of our systems that results in unauthorized access, manipulation, disclosure or loss of this information could result in our violation of any U.S. or foreign data protection laws that are applicable to us, including the California Consumer Privacy Act (“CCPA”) which went into effect in January 2020. Further, the California Privacy Rights Act (“CPRA”), which became effective in 2023 and amends the CCPA, creates additional obligations with respect to processing and storing personal information, as well as establishes a new regulatory authority to enforce the CCPA and CPRA which is in the process of drafting and implementing new regulations. Unlike other state privacy laws, the CCPA also regulates personal information collected in a business to business and in human resources contexts which impacts our business operations. Further, there continues to be some uncertainly about how certain provisions of the CCPA will be interpreted and how the law will be enforced. These laws, the regulations, and their interpretation and application are constantly evolving, and they could be interpreted and applied in a manner that is inconsistent with our current practices or they could become more stringent over time. Efforts to comply with applicable data protection laws or any new interpretations of their application could involve significant time and substantial costs or require us to change our business practices and compliance procedures, and any failures to so comply could subject us to substantial civil or criminal fines or sanctions. Any of these outcomes could have a material negative impact on our business, performance and prospects.

Our operations in the PRC could also be subject to recent significant developments concerning privacy and data security. The Data Security Law of the PRC (“Data Security Law”), which took effect on September 1, 2021, requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data. Also in the PRC, the Personal Information Protection Law, which took effect on November 1, 2023, introduced stringer protection measures for processing personal information. We may be required to make further adjustments to our business practices to comply with the data security and data protection laws in the PRC, and such regulations may interfere with intended business activities, or cause us to incur additional costs.

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

Increased inflation, including rising prices for raw materials, parts and components, freight, packaging, labor and energy increases, the costs to manufacture and distribute our products, and we may be unable/are not always able to fully to pass these costs on to our customers. Additionally, we are exposed to fluctuations in other costs such as packaging, freight, labor and energy prices. If inflation in these costs increases beyond our ability to control for them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, thereby negatively impacting our margin performance and results of operations.

Geopolitical risks associated with the ongoing conflicts between Russia and Ukraine and Israel and Palestine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from the conflict between Ukraine and Russia, including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyber-attacks and other actions taken in response to such hostilities on the world economy and markets, and the ongoing conflict between Israel and Palestine have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, military conflicts, geopolitical developments, war or terrorism, including the ongoing conflicts between Russia and Ukraine and Israel and Palestine, regional or global pandemics, and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand and could adversely affect our business, financial condition, and results of operations.

In February 2022, in response to the military conflict between Russia and Ukraine, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. The potential impacts of the conflict and related sanctions could include supply chain and logistics disruptions, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy and heightened cybersecurity threats. We do not and cannot know if the conflict, which remains ongoing, could further escalate and result in broader economic and security concerns which could adversely affect our supply chain, suppliers, customers, and potential customers. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of materials, supplies, labor, currency exchange rates and financial markets, all of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Laws and Regulations

We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations.

We sell products to foreign corporations and deliver products to facilities located in foreign countries. To facilitate this process and to meet the long-term projected demand for our products, we utilize manufacturing facilities in the PRC, Taiwan and Korea where we produce our products.

Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations, as we are operating in business and regulatory environments in which we have limited experience and that may impose materially different requirements. Further, the geographic distance from our headquarters in Irvine, California, compounds the difficulties of maintaining a manufacturing operation in the PRC, Taiwan and Korea. For instance, we may not be able to maintain the desired amount of control over production capacity and timing, inventory levels, product quality, delivery schedules, manufacturing yields or costs. Moreover, we will need to continue to overcome language and cultural barriers to effectively conduct these international operations. Failures in any of these areas could result in legal consequences or production delays and increased turnaround times, which could adversely affect our business. In addition, changes to the labor or other laws of the PRC, Taiwan and Korea or the economic and political conditions in the PRC, Taiwan and Korea, including recent heightened tensions between the PRC and Taiwan, increased industrialization in recent years, natural disasters, public health crises, including the occurrence of a contagious disease or illness, and other catastrophic events, could increase the costs of employing a local workforce or conducting our manufacturing facilities in the PRC, Taiwan and Korea. Any of these factors could negatively impact any cost savings we experience from locating our manufacturing facilities in the PRC, Taiwan and Korea. For example, in December 2021, the United States adopted the Uyghur Forced Labor Prevention Act (“UFLPA”) which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of the PRC or that are produced by certain entities are prohibited from importation into the United States. These import restrictions came into effect on June 21, 2022. While we are not presently aware of any direct impacts of these restrictions on our supply chain, the UFLPA may have an adverse effect on global supply chains which could adversely impact our business and results of operations. Additionally, our management has limited experience creating or overseeing foreign operations generally, and the ongoing administration and operation of our PRC facility may require substantial amounts of time and attention by our management team, particularly if we encounter operational, legal or cultural difficulties or disruptions at our PRC, Taiwan and Korea facilities.

In addition, under its current leadership, the government of the PRC has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the PRC government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our activities in the PRC. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and could change further. The PRC’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The U.S. government has called for substantial changes to foreign trade policy with PRC and has raised, and has proposed to further raise in the future, tariffs on several PRC goods. The PRC has retaliated with increased tariffs on U.S. goods. Moreover, the PRC’s legislature has adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to the PRC in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from the PRC. The U.S. State Department has enacted sanctions related to the PRC’s governing of Hong Kong. Any further changes in U.S. trade policy could trigger retaliatory actions by affected countries, including the PRC, resulting in trade wars. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our activities in the PRC, which could materially harm our business and financial condition.

Given the recent change in U.S. presidential administration and results of the recent U.S. election, these matters will likely continue to develop and change. In particular, we may be exposed to risks related to changes in trade relations, tariffs, export controls, and regulatory restrictions that may be imposed on U.S. companies with operations in the PRC. For instance,the escalating trade conflicts between the United States and its trading partners, including PRC, could cause the costs of components to increase or fluctuate, which could harm our business. Those conflicts could also interfere with the ability of our customers to make and sell products to their customers, which could reduce demand for the products we sell and therefore adversely affect our business and operating results. Moreover, economic uncertainty arising from rapidly changing trade policies may lead to a global economic slowdown that could increase costs of our products and/or reduce demand for our products.

Further, there are uncertainties regarding the interpretation and application of PRC, Taiwan and Korea laws, rules, and regulations, including, but not limited to, the laws, rules and regulations governing our manufacturing facilities in the PRC, Taiwan and Korea. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. We cannot assure you that the PRC, Taiwan and Korea regulatory authorities will not determine that our manufacturing facilities in PRC, Taiwan and Korea do not violate the local laws, rules or regulations. The PRC, Taiwan and Korea have broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted by relevant governmental agencies may be revoked at a later time by other regulatory agencies. We cannot predict the effect of the interpretation of existing or new PRC, Taiwan and Korea laws or regulations on our business. Any of these or similar actions could significantly disrupt our operations or restrict us from conducting a substantial portion of our operations, which could materially and adversely affect our business, financial condition and results of operations.

To date, the majority of our net product sales have been denominated in U.S. dollars. In the future, however, some of our net product sales may be denominated in Chinese Renminbi (“RMB”). The PRC government controls the procedures by which RMB is converted into other currencies, which generally requires government consent. As a result, RMB may not be freely convertible into other currencies at all times. If the PRC government institutes changes in currency conversion procedures or imposes additional restrictions on currency conversion, our operations and our operating results could be negatively impacted. In addition, PRC law imposes restrictions on the movement of funds outside of the PRC. If we need or decide to repatriate funds from our PRC operations, we would be required to comply with the procedures and regulations of applicable PRC law, and any failure to so comply could adversely affect our liquidity and financial condition. Further, if we are able to repatriate funds from our PRC operations, these funds would be subject to U.S. taxes. In addition, fluctuations in the exchange rate between RMB and U.S. dollars may adversely affect our expenses, the value of our assets and liabilities and the comparability of our period-to-period results.

Our international operations and sales are subject to a number of additional risks, including, among others, timing and availability of export licenses; difficulties in accounts receivable collections; difficulties managing distributors; lack of a significant local sales presence in a number of markets; difficulties obtaining government approvals; compliance with anti-bribery, data protection and other applicable U.S. and foreign laws, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in the non-U.S. jurisdictions in which we operate, as well as a wide variety of other complex foreign laws, regulations and treaties; and potentially adverse tax consequences. In addition, the United States or foreign countries may implement quotas, duties, tariffs, taxes or other charges or restrictions on the importation or exportation of our products or the component products we resell, which could lead to a reduction in sales and profitability in that country. The United States is in the process of designing and imposing tariffs on international commerce, the ultimate scope of these tariffs is somewhat uncertain. The implementation of tariffs, or additional tariffs, by the United States on goods manufactured in other countries, including PRC, could cause the costs of our products to increase, which could significantly impair the gross margin we receive and thereby harm our operating results significantly.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of December 28, 2024, management concluded that our internal control over financial reporting was ineffective due to one material weakness. The identified material weakness, as of December 28, 2024, relates to the lack of an independent board and audit committee and ineffective risk assessment and monitoring controls.

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

To support our activities in the near term, we expect to rely on cash generated from our business, the cash received under the Strategic Product and License Agreement (the “Strategic Agreement”) entered into on April 5, 2021 with SK hynix, proceeds from issuances of debt and equity securities, proceeds from our registered offering with certain investors, the equity financing available under the Purchase Agreement (the “March 2025 Purchase Agreement”) entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”) on March 13, 2025, and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”), a division of First-Citizen Bank & Trust Company. Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to again significantly modify our business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, legal proceedings, business development initiatives and sales and marketing activities, among other activities. Modification of our business model and operations could result in an impairment of assets, the effects of which cannot be determined. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization or have other material consequences. If we pursue asset or technology sales or licenses or other alternative financing arrangements to obtain additional capital, our operational capacity may be limited and any revenue streams or business plans that are dependent on the sold or licensed assets may be reduced or eliminated. Moreover, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs, which would reduce the benefit of the capital received from the transaction.

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

Our operations have consumed substantial amounts of cash since inception, and we expect to incur additional indebtedness to support the growth of our business and to facilitate effective working capital. Incurrence and maintenance of debt could have material adverse consequences on our business and financial condition, such as:

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

Netlist common shares began trading on the Over-the-Counter market in October 2018, following the decision to move trading of our common stock from the Nasdaq Capital Market. Because our stock is no longer listed on a registered national securities exchange, we are subject to certain “blue sky” laws of the various states which impose restrictions on our ability to offer and sell our securities. These “blue sky” laws may make it more difficult for us to raise capital or to issue our common stock for equity compensation or other strategic purposes, which could adversely affect our ability to fund our operations or to attract and retain employees. In addition and depending on our results of operations, our stock may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9 of the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for the shares will be adversely affected.

Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline.

We have historically funded our operations in large part with proceeds from equity and convertible debt financings, and we expect to continue to do so in the future, including through the issuance of up to $75 million in shares of common stock pursuant to the March 2025 Purchase Agreement. In addition to capital-raising purposes, we may also issue securities from time to time at prices and on other terms as we determine for acquiring other businesses or assets in exchange for shares of our common stock or other securities, issuing securities to collaborators in connection with strategic partnerships, attracting and retaining employees with equity compensation, or other purposes. If we sell common stock or other equity or convertible debt securities in the future, our then-existing stockholders could be materially diluted by such issuances and new investors could gain rights, preferences and privileges senior to the holders of our common stock, which could cause the price of our common stock to decline.

Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business.

As of December 28, 2024, there were 271,986,647 shares of our common stock outstanding. In addition, 3,256,363 shares of our common stock are subject to outstanding stock options, 3,682,427 shares of our common stock are subject to outstanding unvested restricted stock units, and 38,383,840 shares of our common stock are subject to outstanding warrants. We may also issue up to $75 million shares of common stock pursuant to the March 2025 Purchase Agreement. All outstanding shares of our common stock and stock issuable pursuant to the March 2025 Purchase Agreement are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, or warrants may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, and warrant agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, penetration testing, threat modeling and tabletop exercises to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance; Management” below, our board of directors provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Financial Officer and Senior Director of IT and Security.

We also identify our cybersecurity threat risks by comparing our processes to standards set by NIST. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we or third-party service providers undertake the following activities:

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

Our sole director, who also serves as our President and Chief Executive Officer, regularly receives updates from other members of management regarding our cybersecurity threat risk management and strategy processes covering topics such as data security posture, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In these sessions, our sole director generally receives materials that include a cybersecurity dashboard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Chief Financial Officer. Our sole director also receives prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Financial Officer and Senior Director of IT and Security. Such individuals have over 30 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to our sole director about cybersecurity threat risks, among other cybersecurity related matters, on a regular basis.

Item 2.	Properties

Our corporate headquarters are located in Irvine, California where we lease and occupy approximately 14,809 square feet of office space under a lease that will expire in December 2026. Our facility is located in the PRC where we lease and occupy approximately 3,918 square feet of space under a lease that will expire in December 2025. We believe our existing facilities are in good operating condition and are suitable for the conduct of our business.

In July 2023, we ceased occupancy of our warehouse space located in Irvine, California and subleased the space to a subtenant for the remaining lease term. We continue to be responsible for performance under the lease until it expires in February 2027.

Item 3.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 6—Commitments and Contingencies under the heading “Litigation and Patent Reexaminations,” and are incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on The Nasdaq Global Market under the symbol “NLST” on November 30, 2006 and was transferred to The Nasdaq Capital Market effective on January 14, 2016. On September 27, 2018, our common stock was transferred to the OTCQX® Best Market. On August 11, 2020, our common stock was transferred to the OTCQB®. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 21, 2025, we had 273,944,997 outstanding shares of common stock, no outstanding shares of preferred stock, and approximately 16 record holders of our common stock.

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

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, on our common stock, the Russell 2000 Index and the S&P 500 Index for the five years ended December 28, 2024. The graph assumes $100 was invested in each of our common stock, the Russell 2000 Index and the S&P 500 Index as of the market close on December 28, 2019. Note that past stock price performance is not necessarily indicative of future stock price performance.

The following table summarizes stock performance graph data points in dollars:

	12/28/19	1/2/21	1/1/22	12/31/22	12/30/23	12/28/24
Netlist	$100	$189	$2,024	$361	$590	$263
S&P 500 Index	$100	$116	$147	$119	$147	$184
Russell 2000 Index	$100	$118	$135	$106	$121	$134

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K. This discussion and analysis contain forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this annual report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this annual report on Form 10-K under the caption “Cautionary Note About Forward-Looking Statements,” which information is incorporated herein by reference.

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2024 ended on December 28, 2024 and fiscal year 2023 ended on December 30, 2023. All fiscal years presented in this Form 10-K included 52 weeks. Additionally, all quarters included 13 weeks. Unless otherwise stated, all information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

Overview

We are a leading innovator in advanced memory and storage solutions, pushing the boundaries of technology to deliver unparalleled performance and reliability. With a rich portfolio of patented technologies, we have consistently driven innovation in the field of cutting-edge enterprise memory and storage, advancing AI and empowering businesses and industries to thrive in the digital age.

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

Recent Development

On March 13, 2025, we entered into the March 2025 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock, subject to the conditions and limitations set forth in the March 2025 Purchase Agreement.  Concurrent with the execution of the March 2025 Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park relating to the common stock to be sold to Lincoln Park. As consideration for entering into the March 2025 Purchase Agreement, we issued to Lincoln Park 1,123,023 shares of our common stock as initial commitment shares in a noncash transaction on March 13, 2025 and will issue up to 1,123,023 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares. These issuances of our common stock were registered pursuant to a prospectus supplement to our existing Registration Statement on Form S-3 originally declared effective by the SEC on August 14, 2024.

Subsequently, from March 14, 2025 through March 21, 2025, Lincoln Park purchased an aggregate of 460,000 shares of our common stock for a net purchase price of $0.5 million under the March 2025 Purchase Agreement. In connection with the purchase, we issued to Lincoln Park an aggregate of 866 shares of our common stock as additional commitment shares in noncash transactions.

Fiscal Year Highlights

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

During 2024, Lincoln Park purchased an aggregate of 3,195,889 shares of our common stock for a net purchase price of $5.2 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 10,046 shares of our common stock as additional commitment shares in noncash transactions. On October 1, 2024, the September 2021 Purchase Agreement terminated on its terms.

2024 Offering

On October 11, 2024, we entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with certain investors, pursuant to which we issued and sold to the investors in a registered offering (the “2024 Offering”) an aggregate of (i) 13,636,364 shares of our common stock, (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase up to an aggregate of 13,636,364 shares of our common stock at a purchase price of $1.30 per share, and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants,” collectively, the “Warrants”) to purchase up to 13,636,364 shares of our common stock, at a purchase price of $1.10 per share and accompanying warrants. The 2024 Offering closed on October 15, 2024. The net proceeds to us were approximately $14.2 million, after deducting placement agent fees and offering costs paid by us.

The Warrants are exercisable at any time on or after the issuance date. The Series A Warrants have a term of five years from the issuance date, have an exercise price of $1.30 per share and provide for the cash payment of the value of the Series A Warrants based on the Black-Scholes pricing model upon the occurrence of certain fundamental transactions. The Series B Warrants had a term of 100 days and an exercise price of $1.10 per share. None of the Series B Warrants were exercised prior to their expiration.

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

Fourth Amendment to Rights Agreement

On April 17, 2024, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Company’s rights agreement dated as of April 17, 2017 (as amended from time to time, the “Rights Agreement”). The Fourth Amendment appointed Equiniti Trust Company, LLC as rights agent and amended the definition of “Expiration Date” in the Rights Agreement to extend the term for an additional three-year period which extended the final expiration of the Rights issued pursuant to the Rights Agreement from April 17, 2024 to April 17, 2027. As a result and pursuant to the Fourth Amendment, the Rights will expire and become unexercisable on or before the close of business on April 17, 2027, in accordance with the terms of the Rights Agreement.

Second Amended and Restated Bylaws

On November 4, 2024, our board of directors adopted and approved, effective immediately, the second amended and restated bylaws (the “Second Amended and Restated Bylaws”). The Second Amended and Restated Bylaws, among other things, (i) decreases the quorum requirement for stockholder meetings from a majority to one-third of the outstanding shares of stock entitled to vote, (ii) conforms to the SEC’s universal proxy card rules, and (iii) updates for certain other administrative and conforming changes. The foregoing summary of the Second Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws, which is attached as Exhibit 3.2 and incorporated herein by reference.

Ineffective Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of December 28, 2024, management concluded that our internal control over financial reporting was ineffective due to one material weakness. The identified material weakness, at December 28, 2024, relates to the lack of an independent board and audit committee.

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

Results of Operations

Net Sales and Gross Margin

Net sales and gross margin for fiscal years 2024 and 2023 were as follows (dollars in thousands):

	2024	2023	Change
Net sales	$147,103	$69,205	113%
Cost of sales	144,219	66,812	116%
Gross profit	$2,884	$2,393	21%
Gross margin percentage	2%	3%

Net Sales

Net sales include resales of certain components, modules, and other products, which include DIMMs and SSDs. Net sales also include sales of Netlist’s own products.

Net sales increased by approximately $77.9 million during fiscal year 2024 compared to fiscal year 2023, primarily as a result of a $74.8 million increase in the sale of RDIMM and discrete component products, a $1.9 million increase in the sale of Netlist’s flash and SSD products, and a $1.2 million increase in sales of low-profile memory subsystem products.

Gross Profit and Gross Margin

Gross profit increased in fiscal year 2024 compared to fiscal year 2023 due primarily to higher sales across all product groups. Gross margin percentage decreased in fiscal year 2024 compared to fiscal year 2023 primarily as a result of the change in our product mix.

Operating Expenses

Operating expenses for fiscal years 2024 and 2023 were as follows (dollars in thousands):

	2024	2023	Change
Research and development	$8,064	$9,164	(12%)
Percentage of net sales	5%	13%
Intellectual property legal fees	$37,958	$42,572	(11%)
Percentage of net sales	26%	62%
Selling, general and administrative	$12,090	$12,414	(3%)
Percentage of net sales	8%	18%

Research and Development

Research and development expenses decreased in fiscal year 2024 compared to fiscal year 2023 due primarily to a decrease in employee headcount and outside services.

Intellectual Property Legal Fees

Intellectual property legal fees consist of legal fees incurred for enforcement, protection and patent filings and prosecution. Although we expect intellectual property legal fees to generally increase over time as we continue to protect, defend and enforce and seek to expand our patent portfolio, these increases may not be linear but may occur in lump sums depending on the due dates of patent filings and their associated fees and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 6—Commitments and Contingencies of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

Intellectual property legal fees decreased during fiscal year 2024 compared to fiscal year 2023 due primarily to lower legal expenses incurred to defend and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses decreased in fiscal year 2024 compared to fiscal year 2023 due primarily to a decrease in employee headcount.

Other Income, Net

Other income, net for fiscal years 2024 and 2023 was as follows (dollars in thousands):

	2024	2023	Change
Interest income, net	$1,048	$1,300
Other income, net	316	60
Total other income, net	$1,364	$1,360	0%

Interest income, net decreased during fiscal year 2024 compared to fiscal year 2023, primarily as a result of interests earned on lower cash balances. Other income, net increased during fiscal year 2024 compared to fiscal year 2023, primarily as a result of a reversal of the reserve to cover flood damage in our former manufacturing facility located in the PRC and full year of sublease income for our warehouse space located in Irvine, California during fiscal year 2024. Other income, net included partial year of sublease income for our warehouse space located in Irvine, California during fiscal year 2023.

Provision for Income Taxes

For fiscal years 2024 and 2023, our effective tax rate was 0% due primarily to our net loss and valuation allowances.

Liquidity and Capital Resources

We believe our existing balance of cash and cash equivalents (including restricted cash balances), which totaled $34.6 million as of December 28, 2024, along with cash receipts from revenues, borrowing availability under the 2023 SVB Credit Agreement (as defined below), proceeds raised from the 2024 Offering, funds raised through the March 2025 Purchase Agreement and other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

For a description of contractual obligations, see Note 3—Financing Arrangements and Note 4—Leases of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized as follows (in thousands):

	2024	2023
Net cash provided by (used in):
Operating activities	$(34,585)	$(41,601)
Investing activities	(71)	—
Financing activities	16,418	50,835
Net change in cash, cash equivalents and restricted cash	$(18,238)	$9,234

Net cash used in operating activities for fiscal year 2024 was primarily a result of net loss of $53.9 million, non-cash adjustments to net loss of $4.9 million, partially offset by net cash inflows from changes in operating assets and liabilities of $14.4 million driven predominantly by an increase in accounts payable, a decrease in accounts receivable, and a decrease in inventories, partially offset by a decrease in accrued payroll and related liabilities. Net cash provided by financing activities for fiscal year 2024 primarily consisted of $5.2 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, $14.2 million in net proceeds from the 2024 Offering, and $0.2 million in proceeds from exercise of stock options, partially offset by $2.6 million in net repayments under the 2023 SVB Credit Agreement and $0.5 million in payments of note payable to finance insurance policies.

Net cash used in operating activities for fiscal year 2023 was primarily a result of net loss of $60.4 million, non-cash adjustments to net loss of $5.3 million, partially offset by net cash inflows from changes in operating assets and liabilities of $13.5 million driven predominantly by an increase in accounts payable and a decrease in accounts receivable and prepaid expenses and other assets, partially offset by a decrease in accrued expenses and other liabilities and an increase in inventories. Net cash provided by financing activities for fiscal year 2023 primarily consisted of $23.4 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement, $28.6 million in net proceeds from the 2023 Offering (as defined below), and $0.5 million in proceeds from exercise of stock options, $3.8 million in net borrowings under the 2023 SVB Credit Agreement partially offset by $4.9 million in net repayments under the credit agreement between the Company and SVB, dated October 31, 2009, as amended, which was terminated on April 28, 2023, and $0.4 million in payments of note payable to finance insurance policies.

Capital Resources

2024 Offering

On October 11, 2024, we entered into the 2024 Purchase Agreement with certain investors, pursuant to which we issued and sold to the investors in the 2024 Offering an aggregate of 13,636,364 shares of our common stock and Series A Warrants and Series B Warrants, each to purchase up to an aggregate of 13,636,364 shares of our common stock (totaling 27,272,728 shares of our common stock) at a per share purchase price of $1.30 per share and $1.10 per share, respectively. The 2024 Offering closed on October 15, 2024. The net proceeds to us from the 2024 Offering were approximately $14.2 million, after deducting placement agent fees and offering costs paid by us.

2023 SVB Credit Agreement

On November 7, 2023, we entered into a loan and security agreement (the “2023 SVB Credit Agreement”) with SVB, which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Wall Street Journal prime rate. The maturity date is November 7, 2025.

As of December 28, 2024, the outstanding borrowings under the 2023 SVB Credit Agreement were $1.2 million with no availability under the revolving line of credit. During the year ended December 28, 2024, we made net repayments of $2.6 million under the 2023 SVB Credit Agreement.

2023 Offering

On August 14, 2023, we entered into a Securities Purchase Agreement (the “2023 Offering”) with certain investors, pursuant to which we issued and sold to the investors an aggregate of 11,111,112 shares of our common stock and warrants purchase up to an aggregate of 11,111,112 shares of our common stock at a per share purchase price of $2.70 per share. The 2023 Offering closed on August 17, 2023. The net proceeds to us from the 2023 Offering were $28.6 million, after deducting placement agent fees and offering costs paid by us.

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

Stock-Based Compensation

Stock-based awards are comprised principally of stock options and restricted stock units (“RSUs”). Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of estimated forfeitures. We use the Black-Scholes option pricing model to determine the grant date fair value of stock options. The model requires us to estimate the expected volatility and expected term of the stock options, which are highly complex and subjective variables. The expected volatility is based on the historical volatility of our common stock. The expected term is computed using the simplified method as our best estimate given our lack of actual exercise history. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on our history and management’s expectation regarding dividend payouts. The grant-date fair value of restricted stock units (“RSUs”) equals the closing price of our common stock on the grant date.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Netlist, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	December 28,	December 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$22,507	$40,445
Restricted cash	12,100	12,400
Accounts receivable, net of allowances of $41 (2024) and $68 (2023)	1,671	4,562
Inventories	2,744	12,031
Prepaid expenses and other current assets	733	441
Total current assets	39,755	69,879
Property and equipment, net	517	770
Operating lease right-of-use assets	1,101	1,590
Other assets	466	560
Total assets	$41,839	$72,799

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$42,307	$39,831
Revolving line of credit	1,230	3,844
Accrued payroll and related liabilities	808	1,346
Deferred revenue	40	—
Other current liabilities	2,675	2,569
Total current liabilities	47,060	47,590
Operating lease liabilities	641	1,213
Other liabilities	186	237
Total liabilities	47,887	49,040
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 271,986 (2024) and 253,593 (2023) shares issued and outstanding	273	254
Additional paid-in capital	331,367	307,328
Accumulated deficit	(337,688)	(283,823)
Total stockholders' equity (deficit)	(6,048)	23,759
Total liabilities and stockholders' equity (deficit)	$41,839	$72,799

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 28,	December 30,
	2024	2023
Net sales	$147,103	$69,205
Cost of sales	144,219	66,812
Gross profit	2,884	2,393
Operating expenses:
Research and development	8,064	9,164
Intellectual property legal fees	37,958	42,572
Selling, general and administrative	12,090	12,414
Total operating expenses	58,112	64,150
Operating loss	(55,228)	(61,757)
Other income, net:
Interest income, net	1,048	1,300
Other income, net	316	60
Total other income, net	1,364	1,360
Loss before provision for income taxes	(53,864)	(60,397)
Provision for income taxes	1	1
Net loss	$(53,865)	$(60,398)

Loss per share:
Basic and diluted	$(0.21)	$(0.25)
Weighted-average common shares outstanding:
Basic and diluted	259,904	244,118

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022	232,557	$233	$250,428	$(223,425)	$27,236
Net loss	—	—	—	(60,398)	(60,398)
Issuance of common stock, net	19,021	20	52,038	—	52,058
Exercise of stock options	661	—	526	—	526
Stock-based compensation	—	—	4,337	—	4,337
Restricted stock units vested and distributed	1,354	1	(1)	—	—
Balance, December 30, 2023	253,593	254	307,328	(283,823)	23,759
Net loss	—	—	—	(53,865)	(53,865)
Issuance of common stock, net	16,842	17	19,439	—	19,456
Exercise of stock options	276	1	184	—	185
Stock-based compensation	—	—	4,436	—	4,436
Restricted stock units vested and distributed	1,289	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(14)	—	(19)	—	(19)
Balance, December 28, 2024	271,986	$273	$331,367	$(337,688)	$(6,048)

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 28,	December 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(53,865)	$(60,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	345	368
Non-cash lease expense	570	640
Gain on forgiveness of debt	(471)	—
Stock-based compensation	4,436	4,337
Changes in operating assets and liabilities:
Accounts receivable	2,891	3,680
Inventories	9,287	(1,345)
Prepaid expenses and other assets	281	602
Accounts payable	2,476	11,363
Accrued payroll and related liabilities	(538)	(242)
Deferred revenue	40	—
Other liabilities	(37)	(606)
Net cash used in operating activities	(34,585)	(41,601)
Cash flows from investing activities:
Acquisition of property and equipment	(71)	—
Net cash used in investing activities	(71)	—
Cash flows from financing activities:
Net repayments under line of credit	(2,614)	(1,091)
Principal repayments under finance lease	(90)	(211)
Payments on notes payable	(500)	(447)
Proceeds from issuance of common stock, net	19,456	52,058
Proceeds from exercise of stock options	185	526
Payments for taxes related to net share settlement of equity awards	(19)	—
Net cash provided by financing activities	16,418	50,835
Net change in cash, cash equivalents and restricted cash	(18,238)	9,234
Cash, cash equivalents and restricted cash at beginning of period	52,845	43,611
Cash, cash equivalents and restricted cash at end of period	$34,607	$52,845

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$22,507	$40,445
Restricted cash	12,100	12,400
Cash, cash equivalents and restricted cash at end of period	$34,607	$52,845

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Netlist, Inc. and its wholly owned subsidiaries (collectively the “Company,” “Netlist,” “we,” “us,” or “our”) is a leading innovator in advanced memory and storage solutions, pushing the boundaries of technology to deliver unparalleled performance and reliability. With a rich portfolio of patented technologies, we have consistently driven innovation in the field of cutting-edge enterprise memory and storage, advancing artificial intelligence and empowering businesses and industries to thrive in the digital age.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. Actual results may differ materially from those estimates. We have evaluated events occurring subsequent to December 28, 2024 through the filing date of this Form 10-K and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2024 ended on December 28, 2024 and fiscal year 2023 ended on December 30, 2023. All fiscal years presented in this Form 10-K included 52 weeks. Additionally, all quarters included 13 weeks. Unless otherwise stated, all information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the annual periods beginning January 1, 2024, and becomes effective for interim periods within fiscal years beginning January 1, 2025. We adopted this guidance on December 28, 2024. The adoption only impacted our disclosure and has no material impact on the Company’s consolidated financial statements as of and for the year ended December 28, 2024.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which updates expense disclosure requirements on an annual and interim basis. This ASU is effective for the annual periods beginning after December 15, 2026, and the interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU.

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

Contract Assets and Liabilities

We continually evaluate whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. Generally, we do not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. Contract liabilities (deferred revenues) are comprised of payments received from our customers in advance of transferring products to customers. As of December 28, 2024, deferred revenue was immaterial. As of December 30, 2023, there was no deferred revenue.

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

Restricted Cash

Our restricted cash consists of cash to secure standby letters of credit (see Note 3—Financing Arrangements).

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

Our financial instruments consist principally of cash and cash equivalents, restricted cash, and a revolving line of credit. Cash equivalents consist of short-term investments with original maturities of three months or less and restricted cash consists of cash to secure standby letters of credit (see Note 3—Financing

Arrangements). The carrying value of these instruments approximates their fair value due to their short-term nature. The fair value of the revolving line of credit is estimated by using current applicable rates for similar instruments as of the balance sheet date and an assessment of the credit rating. The carrying values of the revolving line of credit as of December 28, 2024 and December 30, 2023 and the note payable as of December 28, 2024 approximate fair value because the interest rate yield is near current market rates for comparable debt instruments.

Accounts Receivable, net

We extend credit to our customers. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. We specifically analyze the age of customer balances, historical bad debt experiences, customer creditworthiness and changes in customer payment terms when making estimates of the collectability of our accounts receivable balances. If we determine that the financial condition of any of our customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off. As of December 28, 2024 and December 30, 2023, accounts receivable, net, was $1.7 million and $4.6 million, respectively.

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

Our accounts receivable are primarily derived from sales to original equipment manufacturers in the server, high-performance computing and communications markets, as well as from sales to storage customers, appliance customers, system builders and cloud and datacenter customers. We perform credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral. We believe the concentration of credit risk in our accounts receivable is moderated by our credit evaluation process, relatively short collection terms, a high level of credit worthiness of our customers (see Note 9—Major Customers, Suppliers and Products), foreign credit insurance, and letters of credit issued in our favor. The allowance for credit losses is maintained, and such losses historically have not been significant and have been within management’s expectations.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying value of long-lived assets held and used by us in our operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average sales prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. Management believes there is no impairment of long-lived assets as of December 28, 2024 and December 30, 2023.

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

Foreign Currency Remeasurement

The functional currency of our foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant during 2024 and 2023.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, shares issuable under the conversion feature of a convertible note using the “if-converted” method, and shares issuable upon the vesting of RSUs. In periods of net loss, basic and diluted loss per share are the same, as the effect of dilutive potential shares on loss per share is anti-dilutive.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance on a regular basis. Accordingly, the Company considers itself to be one reportable segment, which is comprised of one operating segment: resales of third-party products and sale of our modular memory subsystems.

Significant expenses were as follows (in thousands):

	2024	2023
Expense:
Employee Compensation (1)	$9,467	$10,623
Stock Based Compensation	4,436	4,337
Program Expenses (2)	4,104	4,755
Professional Fees (3)	37,147	43,139

(1)	The amounts are consisted of employee compensation related to both COGS and operating expenses. The amounts do not include stock-based compensation. The amounts do not include professional fees.
(2)	The amounts are consisted of costs, such as outside services, depreciation, and dues and subscriptions, related to both COGS and operating expenses. The amounts do not include professional fees.
(3)	The amounts are consisted of legal fees, tax and audit fees.

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	2024	2023
Raw materials	$379	$4,133
Work in process	54	274
Finished goods	2,311	7,624
	$2,744	$12,031

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	2024	2023
Machinery and equipment	$765	$7,684
Computer equipment and software	1,761	2,015
Leasehold improvements	495	770
Furniture and fixtures	630	614
Construction in progress	-	8
	3,651	11,091
Less: accumulated depreciation and amortization	(3,134)	(10,321)
	$517	$770

Substantially all our property and equipment are located within the United States as of December 28, 2024 and December 30, 2023.

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	2024	2023
Resales of third-party products	$134,851	$58,900
Sale of our modular memory subsystems	12,252	10,305
Total net sales	$147,103	$69,205

Net product sales by country presented below are based on the billing location of the customer (in thousands):

	2024	2023
United States	$19,741	$15,253
People's Republic of China (1)	124,173	50,292
Other countries	3,189	3,660
Total net sales	$147,103	$69,205
(1)	People’s Republic of China (“PRC”) includes Hong Kong and Taiwan.

The United States and the PRC accounted for more than 10% of our net product sales for fiscal years 2024 and 2023.

Loss Per Share

The following table shows the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	2024	2023
Numerator: Net loss	$(53,865)	$(60,398)
Denominator: Weighted-average basic shares outstanding - basic and diluted	259,904	244,118
Net loss per share - basic and diluted	$(0.21)	$(0.25)

No allocation of undistributed earnings to participating securities was performed for periods with net loss as such securities do not have a contractual obligation to share in our loss.

The table below sets forth potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method and the shares vesting of issuable upon RSUs. These potential weighted average common share equivalents have been excluded from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	2024	2023
Weighted average common share equivalents	1,822	3,017

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$101	$47
Income taxes	$1	$1
Supplemental disclosure of non-cash investing and financing activities:
Debt financing of insurance	$500	$—

Note 3—Financing Arrangements

SVB Credit Agreements

On October 31, 2009, Netlist and Silicon Valley Bank, a division of First-Citizen Bank & Trust Company (“SVB”), entered into a credit agreement, which may from time to time be amended, modified, supplemented or restated (“the 2009 SVB Credit Agreement”), which provides for a revolving line of credit up to $10.0 million, as amended. The 2009 SVB Credit Agreement was amended on April 29, 2022, and the borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments, and 50% of eligible inventory. Borrowings accrued interest on advance at a per annum rate equal to the greater of 0.75% above the Wall Street Journal prime rate (“Prime Rate”) or 4.25%.

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

As of December 28, 2024, all obligations under the 2023 SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets. The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of December 28, 2024, we were in compliance with our covenants under the 2023 SVB Credit Agreement.

We have letters of credit issued by SVB under the 2023 SVB Credit Agreement and Citibank, N.A., which are secured by cash and are classified as restricted cash in the consolidated balance sheets. As of December 28, 2024 and December 30, 2023, (i) outstanding letters of credit were $11.9 million and $12.4 million, respectively, (ii) outstanding borrowings were $1.2 million and $3.8 million, respectively, and (iii) availability under the revolving line of credit was $0 and $0, respectively.

Note 4—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	2024	2023
Lease cost:
Operating lease cost	$656	$772
Finance lease cost
Amortization of right-of-use assets	$83	$98
Interest on lease liabilities	1	9
Total finance lease cost	$84	$107

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$717	$684
Operating cash flows from finance leases	1	9
Financing cash flows from finance leases	90	211
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$81	$—
Lease modification to increase operating lease assets	—	187

Supplemental balance sheet information related to leases was as follows (in thousands):

	2024	2023
Operating Leases
Operating lease right-of-use assets	$1,101	$1,590
Other current liabilities	$640	$617
Operating lease liabilities	641	1,213
Total operating lease liabilities	$1,281	$1,830

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(302)	(219)
Property and equipment, net	$186	$269
Other current liabilities	$4	$90
Other liabilities	3	7
Total finance lease liabilities	$7	$97

The following table includes supplemental information:

	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	2.0	2.9
Finance leases	1.6	0.7

Weighted Average Discount Rate
Operating leases	5.7%	5.6%
Finance leases	5.5%	4.4%

Maturities of lease liabilities as of December 28, 2024 were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2025	$695	$5
2026	639	2
2027	23	—
Total lease payments	1,357	7
Less: imputed interest	(76)	—
Total	$1,281	$7

Note 5—Income Taxes

United States and foreign loss before provision for income taxes was as follows (in thousands):

	2024	2023
United States	$(53,527)	$(59,868)
Foreign	(337)	(529)
	$(53,864)	$(60,397)

The provision for income taxes consisted of the following (in thousands):

	2024	2023
Current:
Federal	$—	$—
State	1	1
Foreign	—	—
Total current	1	1
Deferred:
Federal	(10,606)	(12,833)
State	(713)	(1,189)
Foreign	44	4
Change in valuation allowance	11,275	14,018
Total deferred	—	—
Provision for income taxes	$1	$1

Income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for fiscal years 2024 and 2023. The reconciliation of this difference is as follows (in thousands):

	2024	2023
Statutory federal income tax rate	(21%)	(21%)
Foreign withholding taxes	—%	—%
Excess tax benefits from equity awards	1%	—%
Change in valuation allowance	20%	21%
Other	—%	—%
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2024	2023
Deferred tax assets:
Operating loss carryforward	$65,734	$54,762
Tax credit carryforwards	5,434	5,028
Capitalized research and development expenses	3,825	3,049
Reserves and allowances	437	1,028
Foreign operating loss carryforward	614	658
Stock-based compensation	621	806
Other	854	1,074
Total deferred tax assets	77,519	66,405
Deferred tax liabilities:
Operating lease right-of-use assets	(245)	(365)
Prepaid expenses	(47)	(48)
Depreciation and amortization	(82)	(124)
Total deferred tax liabilities	(374)	(537)
Net deferred tax assets	77,145	65,868
Valuation allowance	(77,145)	(65,868)
	$—	$—

We evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 28, 2024 and December 30, 2023, a valuation allowance of $77.1 million and $65.9 million, respectively, has been provided based on our assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by $11.3 million and $13.9 million during fiscal years 2024 and 2023, respectively. These increases in these years primarily relate to the increases in the net operating loss (“NOL”) carryforward and tax credit carryforwards.

As of December 28, 2024 we had $269.6 million of federal NOL carryforwards, of which $103.2 million will expire from 2030 through 2038, and $166.4 million of which will be carried forward indefinitely, and $103.1 million of state NOL carryforwards that will expire from 2029 through 2037. We had federal and state tax credit carryforwards of $2.8 million and $2.6 million, respectively, at December 28, 2024. Federal tax credit carryforwards began to expire in 2024 and state tax credits carryforward indefinitely. In addition, we had $2.5 million of NOL in the PRC that expired in 2024, with a remaining amount of $0.5 million of NOL carryforward in the PRC at December 28, 2024. Utilization of the NOL and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code (the “Code”) and similar state and foreign law provisions. Under Section 382 of the Code, substantial changes in our ownership may limit the amount of NOL and tax credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of NOL and tax credit carryforwards but may limit the amount available in any given future period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

We file income tax returns with federal, state and foreign jurisdictions. We are no longer subject to Internal Revenue Service (“IRS”) or state examinations for periods prior to 2020, although certain carryforward attributes that were generated prior to 2020 may still be adjusted by the IRS.

We include interest and penalties related to uncertain tax positions within the provision for income taxes. As of December 28, 2024 and December 30, 2023, the interest or penalties accrued related to unrecognized tax benefits were insignificant, and during fiscal years 2024 and 2023, the interest and penalties related to uncertain tax position recorded were insignificant. As of December 28, 2024, we had no unrecognized tax benefits that would significantly change in the next 12 months.

Note 6—Commitments and Contingencies

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

Litigation and Inter Partes Reviews

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

Samsung Litigation

On May 28, 2020, Netlist filed a complaint against Samsung Electronics Co., Ltd. (“SECL”) in the U.S. District Court for the Central District of California (“CDCA”) (Netlist Inc. vs. Samsung Electronics Co., Ltd., Case No. 8:20-cv-00993) for SECL’s breach of the Joint Development and License Agreement (“JDLA”) between the parties. Netlist amended its complaint to seek a declaratory judgment that it properly terminated the JDLA in light of SECL’s material breaches thereof. On October 14, 2021, the Court granted summary judgment in favor of Netlist on SECL’s breach and Netlist’s termination of the JDLA. The case proceeded to trial on the issue of damages on December 1, 2021, and the jury reached a verdict for SECL on December 3, 2021. The Court entered final judgment on February 15, 2022, and both parties appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit affirmed-in-part and reversed-in-part the judgment of the District Court, and remanded the case to the District Court, which reopened the case on November 13, 2023. The case proceeded to trial on May 14, 2024, and the jury reached a verdict for Netlist on May 17, 2024. On December 26, 2024, the Court granted SECL’s motion for a new trial, holding that one juror’s voir dire responses support a finding of implied juror bias which deprived both parties of their right to a fair trial. A new trial was held from March 18 to March 21, 2025. On March 24, 2025, the jury returned a verdict for Netlist.

On October 15, 2021, Samsung Electronics Co., Ltd. (“SECL”) and Samsung Semiconductor, Inc. (“SSI”) (collectively, “Samsung”) filed a declaratory judgement action against Netlist in the U.S. District Court for the District of Delaware (“DDE”) (Samsung Electronics Co., Ltd. et. al. v. Netlist, Inc., Case No. 1:21-cv-01453), seeking a declaration that Samsung does not infringe the following Netlist patents: U.S. Patent Nos. 7,619,912; 9,858,218; 10,217,523; and 10,474,595 (respectively, the “’912, ’218, ’523, and ’595 Patents”). Samsung filed amended complaints to add other Netlist patents: U.S. Patent Nos. 10,860,506; 10,949,339; 11,016,918; and 11,232,054 (respectively, the “’506, ’339, ’918, and ’054 Patents”). Netlist filed a motion to dismiss, and on August 1, 2022, the Court granted this motion in part, declining to exercise jurisdiction over the ’912, ’506, ’339, ’918, and ’054 Patents. On September 12, 2022, Netlist filed a crossclaim against Google LLC and Alphabet, Inc. (collectively, “Google”). On November 15, 2022, Google filed a motion to dismiss this case as to Google or, alternatively, for a severance, stay, and dismissal of willfulness and indirect infringement allegations. This motion was heard on May 22, 2023. On December 1, 2023, the Court stayed this case pending the resolution of the above CDCA case.

On December 20, 2021, Netlist filed a complaint against Samsung in the U.S. District Court for the Eastern District of Texas (“EDTX”), case no. 2:21-cv-00463, for infringement of the ’506, ’339, and ’918 Patents. Netlist later amended its complaint to additionally assert infringement of the ’054 Patent as well as U.S. Patent Nos. 8,787,060 and 9,318,160 (respectively, the “’060 and ’160 Patents”). On April 14, 2023, this case proceeded to a jury trial on the ’339, ’918, ’054, ’060, and ’160 Patents. On April 21, 2023, the jury returned a verdict finding that Samsung willfully infringed all five patents and awarded $303 million in damages to Netlist. (The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the five patents; see below.) On August 11, 2023, the Court entered final judgment. On August 9, 2024, Samsung filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (“CAFC”), case no. 2024-2203. On January 6, 2025,

Samsung filed a motion to stay this appeal pending the resolution of the above CDCA case. On February 18, 2025, the CAFC denied this motion without prejudice. The appeal is pending.

On August 1, 2022, Netlist filed a complaint against Samsung in EDTX (Case No. 2:22-cv-00293), for infringement of the ’912 Patent. Netlist later amended its complaint to additionally assert infringement of U.S. Patent Nos. 11,093,417; 9,858,215; and 10,268,608 (respectively, the “’417, ’215, and ’608 Patents”). On November 12, 2024, this case proceeded to a jury trial on the ’912, ’417, and ’608 Patents. On November 22, 2024, the jury returned a verdict finding that Samsung willfully infringed all three patents and awarded $118 million in damages to Netlist. (The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the three patents; see below.) On December 2, 2024, the Court entered final judgment. On December 4, 2024, Netlist filed a motion for a preliminary injunction and a subsequent permanent injunction. On December 30, Samsung filed a combined post-trial motion for judgment as a matter of law and for a new trial, and a motion to amend the judgment and to stay this case pending the resolution of the above CDCA case. On January 31, 2025, the Court denied Netlist’s motion for a preliminary injunction and a subsequent permanent injunction.

On October 9, 2023, Samsung filed a declaratory judgement action against Netlist in the U.S. District Court for the DDE (Samsung Elecs. Co., Ltd., et. al. v. Netlist, Inc., Case No. 1:23-cv-01122-RGA), seeking a declaration that Samsung does not infringe Netlist’s U.S. Patent No. 11,386,024 (the “’024 Patent”). On November 6, 2023, Netlist moved to dismiss for lack of subject matter jurisdiction and failure to state a claim. On March 4, 2025, the Court denied this motion.

On May 22, 2024, Samsung filed a declaratory judgement action against Netlist in the U.S. District Court for the DDE (Case no. 1:24-cv-00614), seeking a declaration that Samsung does not infringe Netlist’s U.S. Patent No. 11,880,319 (the “’319 Patent”). On July 15, 2024, Netlist moved to dismiss for lack of subject matter jurisdiction and failure to state a claim, which the Court denied as moot in view of Samsung’s First Amended Complaint filed on August 5, 2024. On August 21, 2024, Netlist moved to dismiss the First Amended Complaint for lack of subject matter jurisdiction and failure to state a claim. On March 4, 2025, the Court denied this motion.

Micron Litigation

On April 28, 2021, Netlist filed complaints against Micron Semiconductor Products, Inc., Micron Technology, Inc., and Micron Technology Texas, LLC (collectively, “Micron”) in the Western District of Texas (“WDTX”) (Case Nos. 6:21-cv-00430 and 6:21-cv-00431), for infringement of U.S. Patent Nos. 8,301,833; 9,824,035; 10,268,608; and 10,489,314 (respectively, the “’833, ’035, ’608, and ’314 Patents”). On February 14, 2022, the Court granted Micron’s motion to transfer venue for convenience to another court within WDTX, and the transferred cases were assigned new case nos. 1:22-cv-00134 and 1:22-cv-00136. On May 11, 2022, the Court granted motions to stay the two cases pending the respective Inter Partes Reviews of the ’833, ’035, ’608, and ’314 Patents.

On June 10, 2022, Netlist filed a complaint against Micron in EDTX (Case No. 2:22-cv-00203), for infringement of the ’506, ’339, ’918, ’054, ’060 and ’160 Patents. On May 19, 2023, Micron filed a motion to stay this case pending the respective Inter Partes Reviews of the six asserted patents. On October 22, 2023, the magistrate judge issued a claim construction order, which the Court adopted on January 17, 2024. On January 3, 2024, the magistrate judge issued a recommendation to deny Micron’s motion to stay this case, which the Court adopted on January 31, 2024. On February 10, 2024, the Court vacated its prior order, staying this case pending the respective Inter Partes Reviews of the six asserted patents.

On August 1, 2022, Netlist filed a complaint against Micron in EDTX (Case No. 2:22-cv-00293), for infringement of the ’912 Patent. Netlist later amended its complaint to additionally assert infringement of the ’417 and ’215 Patents. On May 20, 2024, this case proceeded to a jury trial on the ’912 and ’417 Patents. On May 23, 2024, the jury returned a verdict finding that Samsung willfully infringed both patents and awarded $445 million in damages to Netlist. The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the two patents; see below. On July 11, 2024, the Court entered final judgment. On August 7, 2024, Micron filed post-trial motions for judgment as a matter of law and for a new trial.

On December 11, 2023, Micron filed a complaint against Netlist in the District Court of the Fourth Judicial District of the State of Idaho, Ada County (“Idaho State Court”) (Case No. CV01-23-19920), alleging that Netlist violated Idaho Code § 48-1703 by making a bad faith assertion of infringement of the ’833 Patent in WDTX. Netlist removed the case to the U.S. District Court for the District of Idaho, and Micron moved to remand the case to the Idaho State Court. On August 16, 2024, the District of Idaho remanded this case to the Idaho State Court. On August 20, 2024, Netlist appealed the remand to the CAFC, case no. 2024-2281, and moved the District of Idaho to stay the remand. On September 17, 2024, Micron moved to dismiss or transfer the appeal to the U.S. Court of Appeals for the Ninth Circuit, which the CAFC denied on December 19, 2024. Both the appeal and Netlist’s motion to stay the remand remain pending. On September 18, 2024, Netlist moved to dismiss the Idaho State Court case for lack of personal jurisdiction and failure to state a claim, which the Idaho State Court denied on December 5, 2024. The Idaho State Court case is currently set for trial starting on October 27, 2025.

On December 23, 2023, Netlist filed a complaint for declaratory judgment against Micron in EDTX (Case No. 2:23-cv-00628), seeking a declaration that Netlist had not asserted patent infringement in bad faith against Micron in the prior EDTX patent infringement cases. On January 19, 2024, Micron moved to dismiss this case for lack of subject matter jurisdiction. On February 7, 2024, Netlist filed a First Amended Complaint. On July 19, 2024, the Court denied Micron’s motion to dismiss as moot. On December 5, 2024, Netlist moved for a protective order to preclude Micron from seeking discovery into Netlist’s subjective intent in filing the prior EDTX patent infringement cases. On December 13, 2024, Micron moved to stay this case on abstention grounds. This case is currently set for trial starting on July March 27, 2025, the Court stayed this case pending the CAFC appeals of the IPR decisions on the Netlist patents asserted against Micron in the prior EDTX patent infringement cases resolution.

On January 16, 2024, Micron filed a complaint against Netlist in Idaho State Court (Case No. CV01-24-01032), alleging that Netlist violated Idaho Code § 48-1703 by making a bad faith assertion of infringement of the ’918 and ’054 Patents in the EDTX. Netlist removed the case to the U.S. District Court for the District of Idaho, and Micron moved to remand the case to the Idaho State Court. On August 13, 2024, the District of Idaho remanded this case to the Idaho State Court. On August 20, 2024, Netlist appealed the remand to the CAFC, case no. 2024-2282, and moved the District of Idaho to stay the remand. On September 10, 2024, the appeal was consolidated with the above related appeal, case no. 2024-2281. Netlist’s motion to stay the remand remain pending. On September 17, 2024, Netlist moved to dismiss the Idaho State Court case for lack of personal jurisdiction and failure to state a claim, which the Idaho State Court denied on December 20, 2024. The Idaho State Court case is currently set for trial starting on July 20, 2026.

Google Litigation

On December 4, 2009, Netlist filed a complaint against Google, Inc. in the U.S. District Court for the Northern District of California (Case no. 3:09-cv-05718), for infringement of the ’912 Patent.  On October 17, 2022, the Court entered a stipulated order to stay this case until the resolution of the patent infringement suit against Samsung filed on August 1, 2022 in EDTX (Case No. 2:22-cv-00293), including any appeal thereof.

Inter Partes Review (“IPR”) Proceedings

On October 15, 2021, SECL filed a Petition for IPR of the ’218 Patent (Case No. IPR2022-00062). On May 8, 2023, the Patent Trial & Appeal Board (“PTAB”) issued a final written decision finding all challenged claims unpatentable.

On October 15, 2021, SECL filed a Petition for IPR of the ’523 Patent (Case No. IPR2022-00063). On May 3, 2023, the PTAB issued a final written decision finding no challenged claims unpatentable. On July 3, 2023,

SECL filed a notice of appeal to the CAFC (Case No. 2023-2133). The CAFC heard oral arguments on March 4, 2025. On March 5, 2025, the CAFC affirmed the PTAB’s final written decision.

On October 15, 2021, SECL filed a Petition for IPR of the ’595 Patent (Case No. IPR2022-00064). On May 9, 2023, the PTAB issued a final written decision finding all challenged claims unpatentable.

On February 17, 2022, SECL filed a Petition for IPR of Claim 16 of the ’912 Patent (Case No. IPR2022-00615). On November 18, 2022, Micron also filed a Petition for IPR of Claim 16 of the ’912 Patent, IPR2023-00203. On April 17, 2024, the PTAB issued a final written decision in the two IPRs finding Claim 16 of the ’912 Patent unpatentable. On September 10, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-2304). The appeal is pending.

On March 2, 2022, SECL filed a Petition for IPR of the ’339 Patent (Case No. IPR2022-00639). On November 18, 2022, Micron also filed a Petition for IPR of the ’339 Patent (Case No. IPR2023-00204). On October 18, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On April 11, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-1707). The appeal is pending.

On March 22, 2022, SECL filed a Petition for IPR of the ’506 Patent (Case No. IPR2022-00711). On November 18, 2022, Micron also filed a Petition for IPR of the ’506 Patent (Case No. IPR2023-00205). On October 17, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On February 21, 2024, Netlist filed a notice of appeal to the CAFC, case no. 2024-1521. The appeal is pending.

On March 30, 2022, Micron filed a Petition for IPR of the ’314 Patent (Case No. IPR2022-00745). On October 30, 2023, the PTAB issued a final written decision finding no challenged claims unpatentable. On December 29, 2023, Micron filed a notice of appeal to the CAFC (Case No. 2024-1312). The appeal is pending.

On May 17, 2022, SECL filed a Petition for IPR of the ’918 Patent (Case No. IPR2022-00996). On January 6, 2023, Micron also filed a Petition for IPR of the ’918 Patent, case no. IPR2023-00406. On December 6, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On May 20, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-1859). The appeal is pending.

On May 17, 2022, SECL filed a Petition for IPR of the ’054 Patent (Case No. IPR2022-00999). On January 6, 2023, Micron also filed a Petition for IPR of the ’054 Patent (Case No. IPR2023-00405). On December 5, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On May 20, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-1863). On June 3, 2024, this appeal was consolidated with the above appeal on the IPR of the ’918 Patent (Case No. 2024-1859).

On August 26, 2022, SECL filed a Petition for IPR of the ’160 Patent (Case No. IPR2022-01427). On May 8, 2023, Micron also filed a Petition for IPR of the ’160 Patent, case no. IPR2023-00883. On April 1, 2024, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On August 19, 2024, Netlist filed a notice of appeal to the CAFC, case no. 2024-2240. The appeal is pending.

On August 26, 2022, SECL filed a Petition for IPR of the ’060 Patent (Case No. IPR2022-01428). On May 8, 2023, Micron also filed a Petition for IPR of the ’060 Patent (Case No. IPR2023-00882). On April 1, 2024, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On August 19, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-2241). On September 6, this appeal was consolidated with the above appeal on the IPR of the ’160 Patent (Case No. 2024-2240).

On January 10, 2023, SECL filed a Petition for IPR of the ’215 Patent, case no. IPR2023-00455. On May 8, 2023, Micron also filed a Petition for IPR of the ’215 Patent (Case No. IPR 2023-01142). On July 30, 2024, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On

December 10, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2025-1286). The appeal is pending.

On January 10, 2023, SECL filed a Petition for IPR of the ’417 Patent (Case No. IPR2023-00454). On May 8, 2023, Micron also filed a Petition for IPR of the ’417 Patent (Case No. IPR2023-01141). On July 30, 2024, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On December 10, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2025-1296). On January 15, 2025, this appeal was consolidated with the above appeal on the IPR of the ’215 Patent (Case No. 2025-1286).

On April 27, 2023, SECL filed a Petition for IPR of the ’608 Patent (Case No. IPR2023-00847). On January 10, 2024, Micron also filed a Petition for IPR of the ’608 Patent (Case No. IPR2024-00370). On July 23, 2024, the PTAB denied institution of the IPR sought by Micron. On December 10, 2024, the PTAB issued a final written decision in the IPR brought by SECL finding no challenged claims unpatentable. On January 13, 2025, SECL filed a notice of appeal to the CAFC (Case No. 2025-1378). The appeal is pending.

On October 18, 2024, SECL filed a Petition for IPR of the ’024 Patent (Case No. IPR2025-00001). On February 20, 2025, Netlist filed its preliminary response to the Petition.

On October 24, 2024, SECL filed a Petition for IPR of the ’319 Patent (Case No. IPR2025-00002). On February 21, 2025, Netlist filed its preliminary response to the Petition.

German Proceedings

On March 31, 2022, Netlist filed infringement claims against Micron in Dusseldorf, Germany, seeking damages for infringement of European Patents EP 2,454,735 (“EP735”) and EP 3,404,660 (“EP660”). On September 1, 2022, Micron initiated nullity proceedings on the two patents in the German Federal Patent Court. On March 27, 2023, the Dusseldorf Court rescheduled the infringement hearing until April 11, 2024. On March 18, 2024, the Dusseldorf Court stayed the case until the German Federal Patent Court decisions on the nullity proceedings on EP735 and EP660 either become final or are reversed or remanded on appeal.

On June 3, 2022, Netlist filed infringement claims against Samsung in Dusseldorf, Germany, seeking damages for infringement of European Patents EP735 and EP660. On September 25, 2023, the Dusseldorf Court stayed the case until the German Federal Patent Court decisions on the nullity proceedings on EP735 and EP660 either become final or are reversed or remanded on appeal.

On July 26, 2022, Netlist filed infringement claims against Google Cloud EMEA Limited, Google Germany GmbH, Redtec Computing GmbH, and Google LLC in Dusseldorf, Germany, seeking damages for infringement of European Patents EP735 and EP660. On March 18, 2024, the Dusseldorf Court stayed the case until the German Federal Patent Court decisions on the nullity proceedings on EP735 and EP660 either become final or are reversed or remanded on appeal.

In the nullity proceeding on EP735, the German Federal Patent Court issued its reasons of judgment revoking EP735 on April 18, 2024. Netlist filed an appeal on May 13, 2024. An oral hearing at the Federal Court of Justice is set for May 21, 2026. In the nullity proceeding on EP660, the German Federal Patent Court issued its reasons of judgment revoking EP660 on February 18, 2025. Netlist filed an appeal on March 12, 2025.

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

Note 7—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of December 28, 2024 or December 30, 2023.

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

On April 17, 2024, we entered into a fourth amendment (the “Fourth Amendment”) to the Rights Agreement, pursuant to which Equiniti Trust Company, LLC was appointed as our rights agent and the definition of “Expiration Date” in the Rights Agreement was amended to extend the term for an additional three-year period from April 17, 2024 to April 17, 2027. As a result and pursuant to the Fourth Amendment, the Rights will expire and become unexercisable on or before the close of business on April 17, 2027, in accordance with the terms of the Rights Agreement.

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

We controlled the timing and amount of any sales of our common stock to Lincoln Park over the 36-month term of the September 2021 Purchase Agreement. There was no upper limit on the price per share that Lincoln Park was required to pay for our common stock under the September 2021 Purchase Agreement, but in no event would shares be sold to Lincoln Park on a day the closing price was less than the floor price specified in the September 2021 Purchase Agreement. In all instances, we could not sell shares of our common stock to Lincoln Park under the September 2021 Purchase Agreement if that would have resulted in Lincoln Park beneficially owning more than 9.99% of our common stock.

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

During fiscal year 2023, Lincoln Park purchased an aggregate of 7,865,000 shares of our common stock for a net purchase price of $23.4 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 44,939 shares of our common stock as additional commitment shares in noncash transactions. During fiscal year 2024, Lincoln Park purchased an aggregate of 3,195,889 shares of our common stock for a net purchase price of $5.2 million under the September 2021 Purchase Agreement. In connection with the purchases, we issued to Lincoln Park an aggregate of 10,046 shares of our common stock as additional commitment shares in noncash transactions. The September 2021 Purchase Agreement terminated on its terms on October 1, 2024.

2023 Offering

On August 14, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with certain investors, pursuant to which the Company issued and sold to the investors in a registered offering (the “2023 Offering”) an aggregate of 11,111,112 shares of our common stock and warrants to purchase up to an aggregate of 11,111,112 shares of our common stock at a per share purchase price of $2.70 per share. The 2023 Offering closed on August 17, 2023. The net proceeds to the Company from the 2023 Offering were approximately $28.6 million, after deducting placement agent fees and offering costs paid by the Company. The warrants are exercisable at any time on or after the issuance date, have a term of five years from the issuance date, and have an exercise price of $3.20 per share and contain customary 4.99%/9.99% blocker provisions.

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

2024 Offering

On October 11, 2024, we entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with certain investors, pursuant to which we issued and sold to the investors in a registered offering (the “2024 Offering”) an aggregate of (i) 13,636,364 shares of our common stock, (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase up to an aggregate of 13,636,364 shares of our common stock, and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants,” collectively, the “Warrants”) to purchase up to 13,636,364 shares of our common stock, at a per share purchase price of $1.10 per share and accompanying warrants. The 2024 Offering closed on October 15, 2024. The net proceeds to us from the 2024 Offering were approximately $14.2 million, after deducting placement agent fees and offering costs paid by us.

The Warrants are or were exercisable at any time on or after the issuance date and contain provisions with the beneficial ownership limited to 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of share of our common stock issuable upon the exercise of the Warrants, which percentage may be increased up to 9.99% upon the notice to us. The Series A Warrants have a term of five years from the issuance date and have an exercise price of $1.30 per share. The Series B Warrants had a term of 100 days and an exercise price of $1.10 per share. None of the Series B Warrants were exercised prior to their expiration.

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

Warrants

Warrant activity during fiscal years 2024 and 2023 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 31, 2022	—	$—
Granted	11,111	3.20
Exercised	—	—
Expired	—	—
Outstanding as of December 30, 2023	11,111	3.20
Granted	27,273	1.20
Exercised	—	—
Expired	—	—
Outstanding as of December 28, 2024	38,384	$1.78

During fiscal year 2024, in connection with the 2024 Offering, we issued warrants to purchase up to 27,272,728 shares of our common stock with a weighted average exercise price of $1.20. During fiscal year 2023, in connection with the 2023 Offering, we issued warrants to purchase up to 11,111,112 shares of our common stock with an exercise price of $3.20.

Note 8—Benefit Plans

Equity Incentive Plan

Our Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”) provides for broad-based equity grants to our employees and non-employee service providers. We also periodically grant equity-based awards outside the Amended 2006 Plan to certain new hires as an inducement to enter into employment with us. Subject to certain adjustments, as of December 28, 2024, we were authorized to issue a maximum of 19,805,566 shares of our common stock pursuant to awards granted under the Amended 2006 Plan. Pursuant to the terms of the Amended 2006 Plan, beginning January 1, 2017, the automatic annual increase to the number of shares of common stock that may be issued pursuant to awards granted under the Amended 2006 Plan is equal to the lesser of (i) 2.5% of the number of shares of our common stock issued and outstanding as of the first day of the applicable calendar year, and (ii) 1,200,000 shares of our common stock, subject to adjustment for certain corporate actions. As of December 28, 2024, we had 692,001 shares of our common stock available for issuance pursuant to future awards to be granted under the Amended 2006 Plan.

Stock Options

Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. The following table summarizes the activity related to stock options during fiscal year 2024:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding as of December 30, 2023	4,039	$0.90	4.44	$4,038
Granted	-	$-
Exercised	(276)	$0.66
Expired or forfeited	(506)	$1.86
Outstanding as of December 28, 2024	3,257	$0.78	3.89	$468
Exercisable as of December 28, 2024	3,172	$0.77	3.83	$458
Vested and expected to vest as of December 28, 2024	3,256	$0.78	3.89	$468

The total intrinsic value of stock options exercised during fiscal years 2024 and 2023 was $0.2 million and $1.1 million, respectively.

Restricted Stock Units

RSUs granted for employees and consultants generally vest semi-annually from the grant date over a four-year term and RSUs granted for independent directors fully-vested on the grant date. The following table summarizes the activity related to RSUs during fiscal year 2024:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 30, 2023	3,603	$3.49
Granted	2,085	$1.25
Vested	(1,275)	$3.32
Forfeited	(731)	$2.41
Balance nonvested as of December 28, 2024	3,682	$2.49

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	2024	2023
Cost of sales	$99	$110
Research and development	908	875
Selling, general and administrative	3,429	3,352
Total	$4,436	$4,337

As of December 28, 2024, we had approximately $6.8 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.1 years.

401(k) Plan

We have a defined contribution plan under Section 401(k) of the Code (“401(k)”) covering full-time domestic employees who meet certain eligibility requirements. Under the 401(k) plan, eligible employees may contribute up to 100% of their eligible compensation on either a pre-tax or after-tax Roth 401(k) basis, or up to the annual maximum allowed by the IRS. We may make matching contributions on the contributions of a participant on a discretionary basis. During fiscal years 2024 and 2023, our matching contributions totaled $0.1 million and $0.1 million, respectively.

Note 9—Major Customers, Suppliers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total net product sales:

	2024	2023
Customer A	37%	30%
Customer B	*	12%
Customer C	20%	*

*	Less than 10% of total net product sales

As of December 28, 2024, three customers represented approximately 25%, 11%, and 10%, respectively, of aggregate gross accounts receivable. As of December 30, 2023, two customers represented approximately 60% and 10%, respectively, of aggregate gross accounts receivable. The loss of any of our significant customers or a reduction in sales to or difficulties collecting payments from any of these customers could significantly reduce our net product sales and adversely affect our operating results. We mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance. We resell certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For fiscal years 2024 and 2023, resales of these products represented approximately 92% and 85%, respectively, of our net product sales.

Our purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from supplier(s) that each comprise 10% or more of total purchases:

	2024	2023
Supplier A	93%	75%

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

Note 10 – Subsequent Events

On March 13, 2025, we entered into a purchase agreement (the “March 2025 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock, subject to the conditions and limitations set forth in the March 2025 Purchase Agreement.  Concurrent with the execution of the March 2025 Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park relating to the common stock to be sold to Lincoln Park. As consideration for entering into the March 2025 Purchase Agreement, we issued to Lincoln Park 1,123,023 shares of our common stock as initial commitment shares in a noncash transaction on March 13, 2025 and will issue up to 1,123,023 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares.

Pursuant to the March 2025 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the March 2025 Purchase Agreement, we have the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 750,000 shares of our common stock, provided Lincoln Park’s obligation under any single such purchase will not exceed $3.0 million, unless we and Lincoln Park mutually agree to increase the maximum amount of such single regular purchase. If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a regular purchase, then in addition to such regular purchase, and subject to certain conditions and limitations in the March 2025 Purchase Agreement, we may direct Lincoln Park to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding regular purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the March 2025 Purchase Agreement. Under certain circumstances and in accordance with the March 2025 Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

We control the timing and amount of any sales of our common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for our common stock under the March 2025 Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the March 2025 Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the March 2025 Purchase Agreement if that would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The March 2025 Agreement does not limit our ability to raise capital from other sources at our sole discretion, except that, subject to certain exceptions, we may not enter into any Variable Rate Transaction (as defined in the March 2025 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the March 2025 Purchase Agreement. We have the right to terminate the March 2025 Purchase Agreement at any time, at no cost to us.

Subsequently, from March 14, 2025 through March 21, 2025, Lincoln Park purchased an aggregate of 460,000 shares of our common stock for a net purchase price of $0.5 million under the March 2025 Purchase Agreement. In connection with the purchase, we issued to Lincoln Park an aggregate of 866 shares of our common stock as additional commitment shares in noncash transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Sole Member of the Board of Directors

Netlist, Inc.

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Netlist, Inc. and subsidiaries (the “Company”) as of December 28, 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Macias Gini & O’Connell LLP

We have served as the Company's auditor since 2024

Irvine, California

March 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Sole Member of the Board of Directors

Netlist, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Netlist, Inc. and subsidiaries (the “Company”) as of December 30, 2023, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes and the schedule listed in the Index at Item 15 for the year ended December 30, 2023 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We served as the Company’s auditor from 2005 to 2024.

Glendora, California

February 23, 2024

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the material weakness in our internal control over financial reporting described below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 28, 2024.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, due to the lack of an independent board and audit committee and ineffective oversight of the financial reporting process to ensure adequate monitoring and oversight of internal controls, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was not effective as of December 28, 2024 based on the criteria set forth by COSO.

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

Insider Trading Arrangements

During the fiscal quarter ended December 28, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Members of our Board of Directors (the “Board”) are elected annually at a meeting of our stockholders and serve for a one-year term until the next annual meeting of our stockholders and until his or her successor is elected and qualified, or until an earlier resignation or removal. Each of our executive officers is appointed by, and serves at the direction of, our Board, subject to the terms of our employment agreement with our President and Chief Executive Officer, which is described under “Employment Agreements – CEO” in Item 11 of this Form 10-K, and which establishes, among other things, such executive officer’s term of office. Our Board currently consists of one sitting director, our Chief Executive Officer, Chun K. Hong.

The table and narrative below provide, for our current director and executive officers, each such individual’s name; age as of March 21, 2025; current position(s) with our Company; tenure in such position(s); information about such individual’s business experience and qualifications, including principal occupation or employment and principal business of the employer, if any, for at least the past five years, and involvement in certain legal or administrative proceedings, if any; and, for our director, other public company director positions held currently or at any time in the last five years and the experiences, qualifications, attributes and skills that led to the conclusion that such individual should serve as a director of our Company. There is no arrangement or understanding between any director or executive officer and any other person(s) pursuant to which such director or executive officer was or is to be selected as a director or executive officer of our Company, and there are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Chun K. Hong	64	President, Chief Executive Officer and Sole Director
Gail Sasaki	68	Executive Vice President, Chief Financial Officer and Secretary

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

Gail Sasaki is our Executive Vice President and Chief Financial Officer (“CFO”). Ms. Sasaki has been our Corporate Secretary since August 2007. Ms. Sasaki joined us in 2006 as Vice President of Finance and subsequently assumed the role of CFO in January 2008. Prior to her tenure at Netlist, Ms. Sasaki served in various senior financial roles, including CFO of eMaiMai, Inc., a commercial technology company based in Hong Kong and the PRC; CFO, Senior Vice President of Finance, Secretary and Treasurer of eMotion, Inc. (a Kodak subsidiary and formerly Cinebase Software), a developer of business-to-business media management software and services; and CFO of MicroNet Technology, Inc., a leader in storage technology. Ms. Sasaki also spent seven years in public accounting leaving as an audit manager with Arthur Young (now known as Ernst &Young LLP). Ms. Sasaki earned a Bachelor’s degree from the University of California at Los Angeles, and also earned a Master of Business Administration degree from the University of Southern California.

Audit Committee

We do not have an audit committee and, as such, do not have an audit committee financial expert.

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

Insider Trading Policy and Procedures

We maintain an Insider Trading Policy that prohibits directors, officers, employees, consultants and their family members from trading in our stock when in possession of material, non-public information about the Company. Our Insider Trading Policy also prohibits our officers, directors, employees, consultants and their family members from, among other things, engaging in speculative transactions in our securities, including by way of the purchase or sale of a put option, a call option or a short sale (including a short sale “against the box”), but permits pledging if a request is submitted to our corporate secretary at least two weeks prior to the proposed execution of documents evidencing the proposed pledge. Our officers, directors, employees, consultants and their family members may not purchase or sell our stock (i) during the period starting two weeks before the end of each calendar quarter and ending two full trading days after the release of our quarterly or annual earnings results, or (ii) during any blackout period announced by our corporate secretary unless the sale is made pursuant to a 10b5-1 trading plan. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to us. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.

Equity Award Grant Practices

We do not purposefully time our equity award grants to coincide or be near in time to the release of material non-public information, but some option grants may be granted close in time to the extent those options are being granted upon hiring of new executive officers and in connection with annual grants being made as part of our director compensation policy upon appointment of a new director and on an annual basis at each annual meeting.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information about the compensation arrangements for fiscal years 2023 and 2024 of (i) our principal executive officer, and (ii) the next two most highly compensated person, other than our principal executive officer, who were serving as an executive officer at the end of fiscal years 2023 and 2024 (our “named executive officers”). Other than our principal executive officer and Chief Financial Officer, we had no other executive officers serving at the end of fiscal years 2023 and 2024. Our named executive officers for each of the last two fiscal years were:

Name and Principal Position	Year	Base Salary($)	Bonus($)	Stock Awards($)(1)	All Other Compensation($)(2)	Total($)
Chun K. Hong(3)	2024	450,000	—	997,500	109,914	1,557,414
President, Chief Executive Officer and Sole Director	2023	450,000	—	1,509,475	93,732	2,053,207
Gail Sasaki	2024	275,000	—	133,000	7,858	415,858
Executive Vice President, Chief Financial Officer and Secretary	2023	275,000	—	302,500	5,757	583,257
(1)	Represents the grant date fair value of the RSUs granted during the year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). The grant date fair value was determined using the fair value of the underlying shares of our common stock.
(2)	For fiscal year 2024, the amount consists of (a) for Mr. Hong, $11,821 for automobile rental payments, $21,976 for other vehicle-related costs, $36,708 for a country club membership, $29,135 for a health club membership, and $10,274 for income tax and estate planning costs incurred on Mr. Hong’s behalf and (b) for Ms. Sasaki, the amount consists of $1,590 for a health club membership, $3,000 for matching contributions under the 401(k) defined contribution plan and $3,268 for cell phone services.
(3)	Mr. Hong received no additional compensation for his service as a director.

Narrative Disclosure to Summary Compensation Table

Compensation to our named executive officers generally consists of an annual base salary, bonus compensation and equity compensation.

Annual Base Salary

The base salaries of our named executive officers are subject to adjustment and generally determined and approved by our sole director. The base salaries of each of our named executive officers during the fiscal years 2023 and 2024 are described below under the section “Employment Agreements – CEO.”

Bonus

Our bonuses are discretionary with substantial weight given to financial performance during the year and the enhancement of long-term stockholder value. Our named executive officers did not receive bonuses in Fiscal 2024.

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

Potential Payments Upon Termination or Change of Control

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

We have not entered into an employment agreement with Ms. Sasaki, our Executive Vice President, Chief Financial Officer and Secretary. For 2024 and 2023, Ms. Sasaki received an annualized base salary of $275,000 and $275,000, respectively. If the employment of Ms. Sasaki is terminated due to death or disability, any stock options held by Ms. Sasaki would vest to the same extent as they would have vested one year thereafter. Additionally, if the employment of Ms. Sasaki is terminated due to death or disability, 25% of the shares subject to outstanding stock options, or such lesser amount as is then unvested, would immediately vest and no additional shares would vest thereafter. Ms. Sasaki is eligible for a target cash bonus of 75% of her base salary, which were to be determined by our Board in its discretion based on various factors.

Retirement Benefits

We maintain a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code, to which all of our employees, including our named executive officers, are able to contribute up to the limit prescribed by applicable tax rules on a before-tax basis. All of these employee contributions are fully vested upon contribution. In addition, we may make matching contributions on the contributions of our employees on a discretionary basis. In fiscal years 2024 and 2023, we made matching contributions of $117,195 and $115,733, respectively.

Health and Welfare Benefits

We provide the following benefits to our named executive officers on the same basis provided to all of our employees:

●	medical insurance including mental health, dental and vision;
●	life insurance and accidental death and dismemberment insurance;
●	a Section 401(k) plan for which discretionary matching contributions provided by Netlist;
●	short- and long-term disability insurance;
●	medical and dependent care flexible spending account; and
●	a health savings account.

Outstanding Equity Awards at Fiscal Year End

The following table shows information about the equity awards held by our named executive officers as of the end of fiscal year 2024:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(#)(1)	Number of Securities Underlying Unexercised Options Unexercisable(#)(1)	Option Exercise Price($)	Option Expiration Date	Number of Shares That Have Not Vested(#)(2)	Market Value of Shares That Have Not Vested($)(2)
Chun K. Hong	1/6/2015	300,000	—	0.84	1/6/2025	—	—
	1/18/2016	300,000	—	0.70	1/18/2026	—	—
	2/14/2017	300,000	—	1.02	2/14/2027	—	—
	1/13/2021	937,500	62,500	0.72	1/13/2031	—	—
	1/25/2022	—	—	—	—	300,000	251,250
	3/16/2023	—	—	—	—	374,250	313,434
	5/14/2024	—	—	—	—	750,000	628,125
Gail Sasaki	1/13/2021	—	—	—	—	12,500	10,469
	1/25/2022	—	—	—	—	125,000	104,688
	3/16/2023	—	—	—	—	25,000	20,938
	5/14/2024	—	—	—	—	100,000	83,750
(1)

Represents stock option awards granted under the Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”). These stock option awards that are not fully exercisable vest in 16 equal quarterly installments, subject to continued service on each vesting date, subject to accelerated vesting in certain circumstances as described under “Employment Agreements – CEO” above.

(2)	Represents RSUs granted under the Amended 2006 Plan. Restrictions on RSUs lapse in eight equal semi-annual installments from the grant date.

Director Compensation

Our sole director receives no additional compensation for his service as director.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We did not grant stock options or similar awards as part of our equity compensation program in fiscal year 2024. If stock options or similar awards are granted, our policy is to not grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates, but some option grants may be granted close in time to the extent those options are being granted upon hiring of new executive officers and in connection with annual grants being made as part of our director compensation policy upon appointment of a new director and on an annual basis at each annual meeting. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of our common stock on the date of grant.

During the period covered by this report, we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

During fiscal year 2024, none of our named executive officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information (other than a Form 8-K that disclosed a material new option award grant under Item 5.02(e)), and ending one business day after the filing or furnishing of such reports.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of March 21, 2025 (the “Table Date”) unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each person named below is c/o Netlist, Inc., 111 Academy, Suite 100, Irvine, CA 92617.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Chun K. Hong (2)	6,898,235	2.5%
Gail Sasaki (3)	133,158	*
All executive officers and directors as a group (2 persons) (4)	7,198,554	2.8%
*	Represents beneficial ownership of less than 1%.
(1)	All ownership percentages are based on 273,994,997 shares of our common stock outstanding as of the Table Date.
(2)	Represents (i) 1,787,500 shares of common stock issuable upon the exercise of stock options and restricted stock units that are or will be vested and exercisable within 60 days after the Table Date and (ii) 5,110,735 outstanding shares of common stock, of which 3,611,177 shares are held by Mr. Hong and his wife, Won K. Cha, as co-trustees of the Hong-Cha Community Property Trust. Mr. Hong and Ms. Cha possess shared voting and investment power over the shares of common stock held by the Hong-Cha Community Property Trust, and each disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein.
(3)	Represents 25,000 shares of common stock from restricted stock that will vest within 60 days after the Table date and 108,158 shares of common stock outstanding.
(4)	Represents (i) 1,812,500 shares of common stock issuable upon the exercise of stock options and restricted stock units that are or will be vested and exercisable within 60 days after the Table Date and (ii) 5,218,893 outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 28, 2024 about compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights($)(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,258,873	(2)	0.78	692,001	(3)
Equity compensation plans not approved by security holders	415,000	(4)	1.01	—
Total	6,673,873		0.06	692,001
(1)	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and do not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(2)	This number includes the following outstanding awards granted under the Amended 2006 Plan: 3,256,363 shares subject to outstanding stock options and 3,002,510 shares subject to outstanding RSUs.
(3)	Consists of shares that remained available for future issuance under the Amended 2006 Plan as of December 28, 2024, which provides that the number of shares of common stock issuable under the Amended 2006 Plan automatically increases on the first day of each calendar year by the number of shares equal to the lesser of (i) 2.5% of the issued and outstanding shares of common stock as of January 1 of such year and (ii) 1,200,000 shares of common stock.
(4)	Consists of 415,000 RSUs outstanding as of December 28, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described below and except for employment arrangements, since December 30, 2023, there has not been, nor is there currently proposed, any transaction or series of transactions in which our Company was or is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for our last two completed fiscal years, and in which any director, officer or beneficial owner of more than 5% of our common stock, or member of any such person’s immediate family, had or will have a direct or indirect material interest.

Our Executive Vice President of Sales and Operations (formerly, our Vice President of Netlist Base and Commodity Sales), Paik K. Hong, is the brother of Chun K. Hong, our President, Chief Executive Officer and sole director. For fiscal year 2024, Mr. P. K. Hong earned a cash salary of $250,000. He received $1,400 for weekly fitness training and $3,000 for matching contributions for a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code. He was also granted 100,000 shares of RSUs with the grant date fair value of $133,000 measured in accordance with ASC 718. For fiscal year 2023, Mr. P. K. Hong earned a cash salary of $233,334. He received $14,950 for weekly fitness training and $3,000 for matching contributions for a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code. He was also granted 50,000 shares of RSUs with the grant date fair value of $182,500 measured in accordance with ASC 718. The grant date fair value was determined using the fair value of the underlying shares of our common stock.

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

Fees Paid to Independent Registered Public Accounting Firm

Our independent registered public accounting firm is Macias Gini O’Connell LLP (“MGO”). MGO served as our independent public accounting firm for the fiscal year ended December 28, 2024, beginning in September 2024. KMJ Corbin & Company LLP (“KMJ”) served as our independent registered public accounting firm for the fiscal year ended December 30, 2023 and for the fiscal year ended December 28, 2024 until September 2024. The following table presents fees for professional services rendered by MGO for the fiscal year ended December 28, 2024 and by KMJ for the fiscal years ended December 28, 2024 and December 30, 2023.

	Fiscal Year ended December 28, 2024		Fiscal Year ended December 30, 2023
	MGO	KMJ	KMJ
Audit Fees(1)	$245,275	$41,450	$270,200
Audited-Related Fees(2)	—	—	—
Tax Fees(2)	—	—	—
All Other Fees(2)	—	—	—
Total Fees	$245,275	$41,450	$270,200

(1)Audit fees consist of fees billed or expected to be billed to us for professional services rendered for the audit of our annual consolidated financial statements, the review of our interim condensed consolidated financial statements included in our quarterly reports and the audit of our internal control over financial reporting as required by Section 404. These fees also include fees billed to us for professional services that are normally provided in connection with statutory and regulatory filings or engagements, including the review of our registration statements on Form S-3 and Form S-8 and certain other related matters, such as the delivery of comfort letters and consents in connection with these registration statements.

(2)KMJ and MGO did not bill to us any audit-related fees, tax fees or other fees in fiscal years ended December 28, 2024 and December 28, 2023.

Pre-Approval Policies and Procedures

Our sole director pre-approves all audit and permissible non-audit services to be performed for us by our independent registered public accounting firm, except for certain “de minimus” non-audit services that may be ratified by sole director. Our sole director pre-approved all services performed by KMJ and MGO in fiscal year 2024.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report

(1)All financial statements

(2)Financial statement schedules

Schedule II – Valuation and Qualifying Accounts (in thousands)

AR Allowance and Sales Returns Reserve	Balance at Beginning of Year	Charged to Expense	Write-offs	Balance at End of Year
December 30, 2023	$137	$(69)	$—	$68
December 28, 2024	$68	$(27)	$—	$41

All financial statement schedules have been omitted, as they are not required, not applicable, or the required information is otherwise included.

(3)Exhibit listing

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1.1	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	3.1	August 17, 2018
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	3.1	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	3.1.2	August 15, 2017
3.2	Second Amended and Restated Bylaws of Netlist, Inc.		10-Q	001-33170	3.2	November 7, 2024
4.1	Description of the Registrant’s Securities		10-K	001-33170	4.1	March 10, 2020

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.2	Rights Agreement, dated as of April 17, 2017, by and between Netlist, Inc. and Computershare Trust Company, N.A., As Rights Agent		8-K	001-33170	4.1	April 17, 2017
4.3	Amendment No. 1 to Rights Agreement, dated as of April 16, 2018, by and between Netlist, Inc. and Computershare Trust Company, N.A., As Rights Agent		8-K	001-33170	4.1	April 17, 2018
4.4	Amendment No. 2 to Rights Agreement, dated as of April 16, 2019, by and between Netlist, Inc. and Computershare Trust Company, N.A., As Rights Agent		8-K	001-33170	4.1	April 17, 2019
4.5	Amendment No. 3 to Rights Agreement, dated as of August 14, 2020, by and between Netlist, Inc. and Computershare Trust Company, As Rights Agent		8-K	001-33170	4.1	August 14, 2020
4.6	Form of Warrant Agreement to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated September 12, 2018		8-K	001-33170	4.1	September 14, 2018
4.7	Form of Warrant		8-K	001-33170	4.1	August 15, 2023
4.8	Amendment No. 4 to Rights Agreement, dated as of April 17, 2024, by and between Netlist, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	001-33170	4.1	April 17, 2024
4.9	Form of Series A Warrant		8-K	001-33170	4.1	October 11, 2024
4.10	Form of Series B Warrant		8-K	001-33170	4.2	October 11, 2024
10.1#	Form of Indemnity Agreement for officers and directors		S-1	333-136735	10.12	August 18, 2006
10.2#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong		S-1	333-136735	10.13	September 27, 2006
10.3#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.3	March 22, 2019
10.4#	Form of Restricted Stock Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-Q	001-33170	10.2	May 17, 2010
10.5#	Form of Incentive Stock Option Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.6	March 31, 2017
10.6	Lease, dated April 28, 2021, by and between Netlist, Inc. and University Research Park, LLC		8-K	001-33170	10.1	May 3, 2021

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.7∧	Form of Securities Purchase Agreement, dated August 14, 2023, by and among Netlist, Inc. and the purchasers identified therein		8-K	001-33170	10.1	August 15, 2023
10.8∧	Placement Agency Agreement, dated August 14, 2023, by and between Netlist, Inc. and Roth Capital Partners, LLC.		8-K	001-33170	10.2	August 15, 2023
10.9	Form of Lock-Up Agreement		8-K	001-33170	10.3	August 15, 2023
10.10	Loan and Security Agreement, dated November 7, 2023, between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and Netlist, Inc.		10-Q	001-33170	10.4	November 9, 2023
10.11∧	Form of Securities Purchase Agreement dated October 11, 2024 between Netlist, Inc. and the purchasers identified therein		8-K	001-33170	10.1	October 11, 2024
10.12∧	Placement Agency Agreement dated October 11, 2024 by and between Netlist, Inc. and Roth Capital Partners, LLC		8-K	001-33170	10.2	October 11, 2024
10.13∧	Form of Lock-Up Agreement		8-K	001-33170	10.3	October 11, 2024
10.14∧	Purchase Agreement, dated as of March 13, 2025, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.1	March 13, 2025
10.15∧	Registration Rights Agreement, dated as of March 13, 2025, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.2	March 13, 2025
19	Insider Trading Policy	X
21	Subsidiaries of Netlist, Inc.		10-K	001-33170	21.1	March 1, 2022
23.1	Consent of Macias Gini & O’Connell LLP	X
23.2	Consent of KMJ Corbin & Company LLP	X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	The cover page from the Company’s Annual	X
Report on Form 10-K for the fiscal year ended December 30, 2023 (formatted as inline XBRL and contained in Exhibit 101)
+	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
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

Date: March 28, 2025

Netlist, Inc.

By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chun K. Hong	President, Chief Executive Officer and Sole Director
Chun K. Hong	(Principal Executive Officer)	March 28, 2025

/s/ Gail Sasaki	Executive Vice President and Chief Financial Officer
Gail Sasaki	(Principal Financial and Accounting Officer)	March 28, 2025