Form 10-Q
period 2025-03-29
NETLIST INC
filed 2025-05-13
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

or

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

As of May 9, 2025, there were 274,803,498 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 29, 2025

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value) (Unaudited)

	March 29,	December 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$14,430	$22,507
Restricted cash	11,150	12,100
Accounts receivable, net of allowances of $14 (2025) and $41 (2024)	1,920	1,671
Inventories	2,253	2,744
Prepaid expenses and other current assets	789	733
Total current assets	30,542	39,755
Property and equipment, net	464	517
Operating lease right-of-use assets	962	1,101
Other assets	456	466
Total assets	$32,424	$41,839

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$38,651	$42,307
Revolving line of credit	1,573	1,230
Accrued payroll and related liabilities	935	808
Deferred revenue	1,594	40
Other current liabilities	2,421	2,675
Debt due within one year	358	—
Total current liabilities	45,532	47,060
Operating lease liabilities	491	641
Other liabilities	73	186
Total liabilities	46,096	47,887
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 274,573 (2025) and 271,986 (2024) shares issued and outstanding	275	273
Additional paid-in capital	333,228	331,367
Accumulated deficit	(347,175)	(337,688)
Total stockholders' equity (deficit)	(13,672)	(6,048)
Total liabilities and stockholders' equity (deficit)	$32,424	$41,839

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 29,	March 30,
	2025	2024
Net sales	$28,975	$35,807
Cost of sales	27,675	35,092
Gross profit	1,300	715
Operating expenses:
Research and development	893	2,441
Intellectual property legal fees	7,027	12,540
Selling, general and administrative	3,147	3,116
Total operating expenses	11,067	18,097
Operating loss	(9,767)	(17,382)
Other income, net:
Interest income, net	220	377
Other income, net	60	38
Total other income, net	280	415
Loss before provision for income taxes	(9,487)	(16,967)
Provision for income taxes	—	1
Net loss	$(9,487)	$(16,968)

Loss per share:
Basic and diluted	$(0.03)	$(0.07)
Weighted-average common shares outstanding:
Basic and diluted	272,379	254,931

See accompanying Notes to the Condensed Consolidated Financial Statements.

B

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands) (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 28, 2024	271,986	$273	$331,367	$(337,688)	$(6,048)
Net loss	—	—	—	(9,487)	(9,487)
Issuance of common stock, net	2,112	2	937	—	939
Exercise of stock options	23	—	12	—	12
Stock-based compensation	—	—	971	—	971
Restricted stock units vested and distributed	506	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(54)	(1)	(58)	—	(59)
Balance, March 29, 2025	274,573	$275	333,228	$(347,175)	$(13,672)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 30, 2023	253,593	$254	$307,328	$(283,823)	$23,759
Net loss	—	—	—	(16,968)	(16,968)
Issuance of common stock, net	1,244	1	2,130	—	2,131
Exercise of stock options	78	—	62	—	62
Stock-based compensation	—	—	1,374	—	1,374
Restricted stock units vested and distributed	678	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(4)	—	(7)	—	(7)
Balance, March 30, 2024	255,589	$256	$310,886	$(300,791)	$10,351

See accompanying Notes to the Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 29,	March 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,487)	$(16,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71	85
Non-cash lease expense	139	167
Gain on forgiveness of payables	(251)	—
Stock-based compensation	971	1,374
Changes in operating assets and liabilities:
Accounts receivable	(249)	33
Inventories	491	(3,138)
Prepaid expenses and other assets	486	(136)
Accounts payable	(3,656)	3,211
Accrued payroll and related liabilities	127	239
Deferred revenue	1,554	—
Other liabilities	(266)	915
Net cash used in operating activities	(10,070)	(14,218)
Cash flows from investing activities:
Acquisition of property and equipment	(13)	(37)
Net cash used in investing activities	(13)	(37)
Cash flows from financing activities:
Net borrowings under line of credit	343	537
Principal repayments under finance lease	—	(54)
Payments on notes payable	(179)	(123)
Proceeds from issuance of common stock, net	939	2,131
Proceeds from exercise of stock options	12	62
Payments for taxes related to net share settlement of equity awards	(59)	(7)
Net cash provided by financing activities	1,056	2,546
Net change in cash, cash equivalents and restricted cash	(9,027)	(11,709)
Cash, cash equivalents and restricted cash at beginning of period	34,607	52,845
Cash, cash equivalents and restricted cash at end of period	$25,580	$41,136

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$14,430	$28,736
Restricted cash	11,150	12,400
Cash, cash equivalents and restricted cash at end of period	$25,580	$41,136

See accompanying Notes to the Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 28, 2024, included in our Annual Report on Form 10-K filed with the SEC on March 28, 2025.

In the opinion of management, all adjustments for the fair presentation of our condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. We have evaluated events occurring subsequent to March 29, 2025 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2025 will include 52 weeks and ends on December 27, 2025. Each quarter of fiscal year 2025 will be comprised of 13 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

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

Liquidity

We incurred net loss of $9.5 million for the three months ended March 29, 2025 and $17.0 million for the three months ended March 30, 2024. We have historically financed our operations primarily with proceeds from issuances of equity and receipts from revenues. In addition, we have received proceeds from our entry into a Strategic Product Supply and License Agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”), on April 5, 2021 (the “Strategic Agreement”), which we used to support our operations. We have also funded our operations with a revolving line of credit under a bank credit facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), proceeds raised from the 2024 Offering (as defined below) and funds raised through the March 2025 Purchase Agreement (as defined below) (see Notes 3 and 7).

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into the March 2025 Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the March 2025 Purchase Agreement subject to the conditions and limitations set forth in the March 2025 Purchase Agreement. As of March 29, 2025, $74.1 million remains available under the March 2025 Purchase Agreement with Lincoln Park (see Note 7).

2024 Offering

On October 11, 2024, we entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with certain investors, pursuant to which we issued and sold to the investors in a registered offering (the “2024 Offering”) an aggregate of (i) 13,636,364 shares of our common stock, (ii) Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase up to an aggregate of 13,636,364 shares of our common stock, at a purchase price of $1.30 per share, and (iii) Series B Common Stock Purchase Warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”) to purchase up to 13,636,364 shares of our common stock, at a per share purchase price of $1.10 per share and accompanying warrants. The 2024 Offering closed on October 15, 2024. The net proceeds to us from the 2024 Offering were approximately $14.2 million, after deducting placement agent fees and offering costs paid by us (see Note 7).

Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to significantly modify our business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. While our estimates of our operating revenues and expenses and working capital requirements could be incorrect and we may use our cash resources faster than we anticipate, management believes our existing balance of cash and cash equivalents together with the Strategic Agreement with SK hynix, proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park (see Note 7), cash receipts from revenues, borrowing availability under the 2023 SVB Credit Agreement (see Note 3), and funds raised through future equity offerings, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure,

which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the annual periods beginning January 1, 2024, and becomes effective for interim periods within fiscal years beginning January 1, 2025. We adopted this guidance on December 28, 2024. The adoption only impacted our disclosure and has no material impact on the Company’s condensed consolidated financial statements as of and for the quarter ended March 29, 2025.

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

Significant expenses were as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Expense:
Employee Compensation (1)	$2,160	$2,547
Stock Based Compensation	971	1,374
Program Expenses (2)	581	948
Professional Fees (3)	6,613	12,389

(1)	The amounts consisted of employee compensation related to both COGS and operating expenses. The amounts do not include stock-based compensation. The amounts do not include professional fees.
(2)	The amounts consisted of costs, such as outside services, depreciation, and dues and subscriptions, related to both COGS and operating expenses. The amounts do not include professional fees.
(3)	The amounts consisted of legal fees, tax and audit fees.

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	March 29,	December 28,
	2025	2024
Raw materials	$276	$379
Work in process	150	54
Finished goods	1,827	2,311
	$2,253	$2,744

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8	$28
Income taxes	$—	$1
Supplemental disclosure of non-cash investing and financing activities:
Debt financing of insurance	$500	$500

Loss Per Share

The following table shows the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Numerator: Net loss	$(9,487)	$(16,968)
Denominator: Weighted-average basic shares outstanding - basic and diluted	272,379	254,931
Net loss per share - basic and diluted	$(0.03)	$(0.07)

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

	Three Months Ended
	March 29,	March 30,
	2025	2024
Weighted average common share equivalents	572	2,035

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Resales of third-party products	$27,648	$31,274
Sale of our modular memory subsystems	1,327	4,533
Total net sales	$28,975	$35,807

Net product sales by country presented below are based on the billing location of the customer (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024
United States	$1,940	$8,883
People's Republic of China (1)	26,169	26,254
Other countries	866	670
Total net sales	$28,975	$35,807

(1)	People’s Republic of China (“PRC”) includes Hong Kong and Taiwan.

The PRC accounted for more than 10% of our net product sales for the three months ended March 29, 2025. The United States and the PRC accounted for more than 10% of our net product sales for the three months ended March 30, 2024.

As of March 29, 2025, we had deferred revenue of $1.6 million. These deferred revenues relate to advance payments received during the quarter on orders shipped subsequent to the end of quarter.

Major Customers, Suppliers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended
	March 29,	March 30,
	2025	2024
Customer A	15%	27%
Customer B	*	10%
Customer C	*	12%
Customer D	21%	*

*	Less than 10% of net sales during the period.

As of March 29, 2025 five customers represented approximately 14%, 14%, 14%, 11% and 10% of aggregated gross accounts receivables, respectively. As of December 28, 2024, three customers represented approximately 25%, 11%, and 10%, respectively, of aggregate gross accounts receivables. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce our net sales and adversely affect its operating results. We mitigate risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

We resell certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three months ended March 29, 2025 and March 30, 2024, resales of these products represented approximately 95% and 87% of net sales, respectively.

Our purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from supplier(s) that each comprise 10% or more of total purchases:

	Three Months Ended
	March 29,	March 30,
	2025	2024
Supplier A	90%	87%

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

As of March 29, 2025, all obligations under the 2023 SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets. The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of March 29, 2025, we were in compliance with our covenants under the 2023 SVB Credit Agreement.

We have letters of credit issued by SVB under the 2023 SVB Credit Agreement and Citibank, N.A., which are secured by cash and are classified as restricted cash in the condensed consolidated balance sheets. As of March 29, 2025 and December 28, 2024, (i) outstanding letters of credit were $10.9 million and $11.9 million, respectively, (ii) outstanding borrowings were $1.6 million and $1.2 million, respectively, and (iii) availability under the revolving line of credit was $0 and $0, respectively.

Note 4—Debt

Our debt consisted of the following (in thousands):

	March 29,	December 28,
	2025	2024
Notes payable	$358	$—
Less: amounts due within one year	(358)	—
Long-term debt	$—	$—

Insurance Policy Finance Agreement

As of March 29, 2025 and December 28, 2024, we had $0.4 million and $0, respectively, in short-term notes payable for the financing of insurance policies. On January 17, 2025, we entered into a short-term note payable for $0.5 million bearing interest at 7.31% to finance insurance policies. Principal and interest payments on this note began on January 15, 2025 and are made evenly based on a straight line amortization over a 9-month period.

Note 5—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Lease cost:
Operating lease cost	$156	$191
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$175	$206

For the three months ended March 29, 2025 and March 30, 2024, finance lease costs and cash flows from finance leases were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	March 29,	December 28,
	2025	2024
Operating Leases
Operating lease right-of-use assets	$962	$1,101
Other current liabilities	$633	$640
Operating lease liabilities	491	641
Total operating lease liabilities	$1,124	$1,281

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(322)	(302)
Property and equipment, net	$166	$186
Other current liabilities	$4	$4
Other liabilities	2	3
Total finance lease liabilities	$6	$7

The following table includes supplemental information:

	March 29,	December 28,
	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	2.0	2.0
Finance leases	1.3	1.6

Weighted Average Discount Rate
Operating leases	5.6%	5.7%
Finance leases	5.5%	5.5%

Maturities of lease liabilities as of March 29, 2025, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2025	$520	$3
2026	639	3
2027	23	—
Total lease payments	1,182	6
Less: imputed interest	(58)	—
Total	$1,124	$6

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

Litigation and Inter Partes Reviews

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We own numerous patents and continue to seek to grow and strengthen our patent portfolio, which covers various aspects of our innovations and includes various claim scopes. We plan to pursue avenues to monetize our intellectual property portfolio, in which we would generate revenue by selling or licensing our technology, and we intend to vigorously enforce our patent rights against alleged infringers of such rights. We dedicate substantial resources to protecting and enforcing our intellectual property rights, including with patent infringement proceedings we file against third parties and defense of our patents against challenges made by way of reexamination and review proceedings at the U.S. Patent and Trademark Office and Patent Trial & Appeal Board (“PTAB”). We expect these activities to continue for the foreseeable future, with no guarantee that any ongoing or future patent protection or litigation activities will be successful, or that we will be able to monetize our intellectual property portfolio.

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

Samsung Litigation

On May 28, 2020, Netlist filed a complaint against Samsung Electronics Co., Ltd. (“SECL”) in the U.S. District Court for the Central District of California (“CDCA”) (Netlist Inc. vs. Samsung Electronics Co., Ltd., Case No. 8:20-cv-00993) for SECL’s breach of the Joint Development and License Agreement (“JDLA”) between the parties. Netlist amended its complaint to seek a declaratory judgment that it properly terminated the JDLA in light of SECL’s material breaches thereof. On October 14, 2021, the Court granted summary judgment in favor of Netlist on SECL’s breach and Netlist’s termination of the JDLA. The case proceeded to trial on the issue of damages on December 1, 2021, and the jury reached a verdict for SECL on December 3, 2021. The Court entered final judgment on February 15, 2022, and both parties appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit affirmed-in-part and reversed-in-part the judgment of the District Court, and remanded the case to the District Court, which reopened the case on November 13, 2023. The case proceeded to trial on May 14, 2024, and the jury reached a verdict for Netlist on May 17, 2024. On December 26, 2024, the Court granted SECL’s motion for a new trial, holding that one juror’s voir dire responses support a finding of implied juror bias which deprived both parties of their right to a fair trial. A new trial was held from March 18 to March 21, 2025. On March 24, 2025, the jury returned a verdict for Netlist. On April 7, 2025, the Court entered final judgment in favor of Netlist on its claims that Samsung breached the JDLA and that Netlist properly terminated the JDLA.

On October 15, 2021, SECL and Samsung Semiconductor, Inc. (“SSI”) (collectively, “Samsung”) filed a declaratory judgement action against Netlist in the U.S. District Court for the District of Delaware (“DDE”) (Samsung Electronics Co., Ltd. et. al. v. Netlist, Inc., Case No. 1:21-cv-01453), seeking a declaration that Samsung does not infringe the following Netlist patents: U.S. Patent Nos. 7,619,912; 9,858,218; 10,217,523; and 10,474,595 (respectively, the “’912, ’218, ’523, and ’595 Patents”). Samsung filed amended complaints to add other Netlist patents: U.S. Patent Nos. 10,860,506; 10,949,339; 11,016,918; and 11,232,054 (respectively, the “’506, ’339, ’918, and ’054 Patents”). Netlist filed a motion to dismiss, and on August 1, 2022, the Court granted this motion in part, declining to exercise jurisdiction over the ’912, ’506, ’339, ’918, and ’054 Patents. On September 12, 2022, Netlist filed a crossclaim against Google LLC and Alphabet, Inc. (collectively, “Google”). On November 15, 2022, Google filed a motion to dismiss this case as to Google or, alternatively, for a severance, stay, and dismissal of willfulness and indirect infringement allegations. This motion was heard on May 22, 2023. On December 1, 2023, the Court stayed this case pending the resolution of the above CDCA case, and ordered the parties to notify the Court within seven days of any action by the CDCA pertaining to the parties’ rights under the JDLA that may merit lifting the stay. On March 31, 2025, the parties notified the Court of the jury verdict in the above CDCA case.

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

On December 23, 2023, Netlist filed a complaint for declaratory judgment against Micron in EDTX (Case No. 2:23-cv-00628), seeking a declaration that Netlist had not asserted patent infringement in bad faith against Micron in the prior EDTX patent infringement cases. On January 19, 2024, Micron moved to dismiss this case for lack of subject matter jurisdiction. On February 7, 2024, Netlist filed a First Amended Complaint. On July 19, 2024, the Court denied Micron’s motion to dismiss as moot. On December 5, 2024, Netlist moved for a protective order to preclude Micron from seeking discovery into Netlist’s subjective intent in filing the prior EDTX patent infringement cases. On December 13, 2024, Micron moved to stay this case on abstention grounds. On March 27, 2025, the Court stayed this case pending the conclusion of the CAFC appeals of the Inter Partes Review (“IPR”) decisions on the Netlist patents asserted against Micron in the prior EDTX patent infringement cases.

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

Inter Partes Review Proceedings

On October 15, 2021, SECL filed a Petition for IPR of the ’218 Patent (Case No. IPR2022-00062). On May 8, 2023, the PTAB issued a final written decision finding all challenged claims unpatentable.

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

Note 7—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of March 29, 2025 or December 28, 2024.

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

Common Stock

March 2025 Lincoln Park Purchase Agreement

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

The March 2025 Purchase Agreement does not limit our ability to raise capital from other sources at our sole discretion, except that, subject to certain exceptions, we may not enter into any Variable Rate Transaction (as defined in the March 2025 Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the March 2025 Purchase Agreement. We have the right to terminate the March 2025 Purchase Agreement at any time, at no cost to us.

During the three months ended March 29, 2025, Lincoln Park purchased an aggregate of 975,000 shares of our common stock for a net purchase price of $0.9 million under the March 2025 Purchase Agreement. In connection with the purchase, we issued to Lincoln Park an aggregate of 14,060 shares of our common stock as additional commitment shares in noncash transactions. Subsequently, from March 30, 2025 through May 9, 2025, Lincoln Park purchased an aggregate of 201,000 shares of our common stock for a net purchase price of $0.2 million under the March 2025 Purchase Agreement. In connection with the purchase, we issued to Lincoln Park an aggregate of 2,250 shares of our common stock as additional commitment shares in noncash transactions.

September 2021 Lincoln Park Purchase Agreement

On September 28, 2021, we entered into a purchase agreement (the “September 2021 Purchase Agreement”) with Lincoln Park, pursuant to which we had the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock subject to the conditions and limitations set forth in the September 2021 Purchase Agreement. As consideration for entering into the September 2021 Purchase Agreement, we previously issued to Lincoln Park 218,750 shares of our common stock as initial commitment shares in a noncash transaction on September 28, 2021 and would issue up to 143,750 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We would not receive any cash proceeds from the issuance of these additional commitment shares. On October 1, 2024, the September 2021 Purchase Agreement terminated on its terms.

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

2024 Offering

On October 11, 2024, we entered into the 2024 Purchase Agreement with certain investors, pursuant to which we agreed to issue and sell to the investors in the 2024 Offering an aggregate of (i) 13,636,364 shares of our common stock, (ii) Series A Warrants to purchase up to an aggregate of 13,636,364 shares of our common stock, and (iii) Series B Warrants to purchase up to 13,636,364 shares of our common stock, at a per share purchase price of $1.10 per share and accompanying warrants. The 2024 Offering closed on October 15, 2024. The net proceeds to us from the 2024 Offering were approximately $14.2 million, after deducting placement agent fees and offering costs paid by us.

The Warrants are exercisable at any time on or after the issuance date and contain provisions with the beneficial ownership limited to 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of share of our common stock issuable upon the exercise of the Warrants, which percentage may be increased up to 9.99% upon the notice to us. The Series A Warrants have a term of five years from the issuance date and have an exercise price of $1.30 per share. The Series B Warrants had a term of 100 days and had an exercise price of $1.10 per share. None of the Series B Warrants were exercised prior to their expiration.

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

Note 8—Stock-Based Awards

As of March 29, 2025, we had 2,449,622 shares of our common stock reserved for future issuance under our Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for our employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the three months ended March 29, 2025:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 28, 2024	3,257	$0.78
Granted	—	—
Exercised	(23)	0.51
Expired or forfeited	(392)	1.08
Outstanding as of March 29, 2025	2,842	$0.74

Restricted Stock Units

The following table summarizes the activity related to RSUs during the three months ended March 29, 2025:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 28, 2024	3,682	$2.49
Granted	441	0.65
Vested	(506)	3.49
Forfeited	(221)	2.64
Balance nonvested as of March 29, 2025	3,396	$2.09

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Cost of sales	$8	$21
Research and development	208	362
Selling, general and administrative	755	991
Total	$971	$1,374

As of March 29, 2025, we had approximately $5.6 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.0 years.

Note 9—Warrants

Warrant activity for the three months ended March 29, 2025 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 28, 2024	38,384	$1.78
Granted	—	—
Exercised	—	—
Expired	(13,636)	1.10
Outstanding as of March 29, 2025	24,748	$2.15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025 (the “Annual Report”). All information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “Netlist,” “we,” “us,” or “our” as used herein refers collectively to Netlist, Inc. and its consolidated subsidiaries, unless otherwise stated.

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

During the first quarter of 2025, we recorded net sales of $29.0 million, gross profit of $1.3 million and net loss of $9.5 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit under a bank credit facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”). See “Liquidity and Capital Resources” below for more information.

Recent Developments

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into a purchase agreement (the “March 2025 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock, subject to the conditions and limitations set forth in the March 2025 Purchase Agreement.  Concurrent with the execution of the March 2025 Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park relating to the common stock to be sold to Lincoln Park. As consideration for entering into the March 2025 Purchase Agreement, we issued to Lincoln Park 1,123,023 shares of our common stock as initial commitment shares in a noncash transaction on March 13, 2025 and will issue up to 1,123,023 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares. These issuances of our common stock were registered pursuant to a prospectus supplement to our existing Registration Statement on Form S-3 originally declared effective by the SEC on August 14, 2024.

Subsequently, from March 30, 2025 through May 9, 2025, Lincoln Park purchased an aggregate of 201,000 shares of our common stock for a net purchase price of $0.2 million under the March 2025 Purchase Agreement. In connection with the purchase, we issued to Lincoln Park an aggregate of 2,250 shares of our common stock as additional commitment shares in noncash transactions.

Economic Conditions, Challenges and Risks

The U.S. government has recently implemented significant tariff increases on imports from the People’s Republic of China (“PRC”). While we do not believe we have been materially affected by the recent tariffs or changes in U.S. trade policy, tariffs, quotas, trade agreements or other trade restrictions could increase our operating expenses and reduce gross margins. The scope, duration, and broader economic impact of such measures remain uncertain and will depend on several factors, including ongoing negotiations between the U.S. and the PRC and/or other countries, their respective responses, and any possible exemptions or exclusions that may be granted or other countries targeted with tariffs.

Our performance, financial condition and prospects are also affected by a number of factors and are exposed to a number of other risks and uncertainties. We operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. See the discussion of certain risks that we face under “Risk Factors” in Part II, Item 1A of this report.

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three months ended March 29, 2025 and March 30, 2024 were as follows (dollars in thousands):

	Three Months Ended
	March 29,	March 30,	%
	2025	2024	Change
Net sales	$28,975	$35,807	(19%)
Cost of sales	27,675	35,092	(21%)
Gross profit	$1,300	$715	82%
Gross margin percentage	4%	2%

Net Sales

Net sales decreased by approximately $6.8 million during the first quarter of 2025 compared to the same period of 2024, primarily as a result of a $2.9 million decrease in the sale of registered DIMM (“RDIMM”), discrete memory component products, a $2.6 million decrease in sales of our flash and solid-state drives (“SSD”) products, and a $1.4 million decrease in sales of low-profile memory subsystem products.

Gross Profit and Gross Margin

Gross profit and gross margin percentage increased during the first quarter of 2025 compared to the same periods of 2024, primarily as a result of product sales mix.

Operating Expenses

Operating expenses for the three months ended March 29, 2025 and March 30, 2024, were as follows (dollars in thousands):

	Three Months Ended
	March 29,	March 30,	%
	2025	2024	Change
Research and development	$893	$2,441	(63%)
Percentage of net sales	3%	7%
Intellectual property legal fees	$7,027	$12,540	(44%)
Percentage of net sales	24%	35%
Selling, general and administrative	$3,147	$3,116	1%
Percentage of net sales	11%	9%

Research and Development

Research and development expenses decreased during the first quarter of 2025 compared to the same period of 2024, primarily due to a reduction in employee headcount and the associated decrease in overhead costs.

Intellectual Property Legal Fees

Intellectual property legal fees consist of fees incurred for patent enforcement and licensing, appeals, patent drafting and prosecution, and opposition to third-party post-grant patent proceedings. Although we expect intellectual property legal fees to generally increase over time as we continue to expand, protect and enforce our patent portfolio, these increases may not be linear but may occur in lump sums depending on jury trial management, due dates of various filings and their associated fees, and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this report for further discussion.

Intellectual property legal fees decreased during the first quarter of 2025 compared to the same period of 2024 due primarily to lower legal expenses incurred to protect and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses were consistent during the first quarter of 2025 compared to the same period of 2024.

Other Income, Net

Other income, net for the three months ended March 29, 2025 and March 30, 2024 was as follows (dollars in thousands):

	Three Months Ended
	March 29,	March 30,	%
	2025	2024	Change
Interest income, net	$220	$377
Other income, net	60	38
Total other income, net	$280	$415	(33%)

Interest income, net decreased during the first quarter of 2025 compared to the same period of 2024, primarily as a result of interest earned on lower cash balances. Other income, net slightly increased during the first quarter of 2025 compared to the same period of 2024, primarily as a result of deposit returned for our former manufacturing facility located in the PRC.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and receipts from revenues. In addition, we have received proceeds from our entry into a Strategic Product Supply and License Agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”), on April 5, 2021 (the “Strategic Agreement”), which we used to support our operations. We have also funded our operations with a revolving line of credit under a bank credit facility with SVB, proceeds raised from the 2024 Offering (as defined below) and funds raised through the March 2025 Purchase Agreement.

The following tables present selected financial information as of March 29, 2025 and December 28, 2024 and for the first three months of 2025 and 2024 (in thousands):

	March 29,	December 28,
	2025	2024
Cash, cash equivalents and restricted cash	$25,580	$34,607
Working capital	(14,991)	(7,305)

	Three Months Ended
	March 29,	March 30,
	2025	2024
Net cash used in operating activities	$(10,070)	$(14,218)
Net cash used in investing activities	(13)	(37)
Net cash provided by financing activities	1,056	2,546

During the three months ended March 29, 2025, net cash used in operating activities was primarily a result of net loss of $9.5 million, non-cash adjustments to net loss of $0.9 million, and net cash outflows from changes in operating assets and liabilities of $1.5 million driven predominantly by a decrease in accounts payable due to the payments made for the legal fees incurred to defend our patent portfolio, partially offset by a decrease in inventories due to higher turnovers and an increase in deferred revenue related to advance payments received on orders shipped in April 2025. Net cash provided by financing activities during the three months ended March 29, 2025 primarily consisted of $0.9 million in net proceeds from issuance of common stock under the March 2025 Purchase Agreement and $0.3 million in net borrowings under the 2023 SVB Credit Agreement (as defined below), partially offset by $0.2 million in payments of notes payable to finance insurance policies.

During the three months ended March 30, 2024, net cash used in operating activities was primarily a result of net loss of $17.0 million, non-cash adjustments to net loss of $1.6 million, and net cash inflows from changes in operating assets and liabilities of $1.1 million driven predominantly by an increase in accounts payable due to higher legal fees to defend our patent portfolio and an increase in accrued expenses and other liabilities, partially offset by an increase in inventories due to higher purchases to support increased sales. Net cash provided by financing activities during the three months ended March 30, 2024 primarily consisted of $0.5 million in net borrowings under the 2023 SVB Credit Agreement (as defined below), $2.1 million in net proceeds from issuance of common stock under the September 2021 Purchase Agreement (as defined below), offset by $0.1 million in payments of notes payable to finance insurance policies.

Capital Resources

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into the March 2025 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the March 2025 Purchase Agreement subject to the conditions and limitations set forth in the March 2025 Purchase Agreement. As of March 29, 2025, $74.1 million remains available under the March 2025 Purchase Agreement with Lincoln Park.

2024 Offering

On October 11, 2024, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we issued and sold to the investors in a registered offering (the “2024 Offering”) an aggregate of (i) 13,636,364 shares of our common stock, (ii) Series A Common Stock Purchase Warrants to purchase up to an aggregate of 13,636,364 shares of our common stock, at a purchase price of $1.30 per share, and (iii) Series B Common Stock Purchase Warrants to purchase up to 13,636,364 shares of our common stock, at a per share purchase price of $1.10 per share and accompanying warrants. The 2024 Offering closed on October 15, 2024. The net proceeds to us from the 2024 Offering were approximately $14.2 million, after deducting placement agent fees and offering costs paid by us.

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

As of March 29, 2025, the outstanding borrowings under the 2023 SVB Credit Agreement were $1.6 million with no availability under the revolving line of credit. During the three months ended March 29, 2025, we made net borrowings of $0.3 million under the 2023 SVB Credit Agreement.

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

Recent Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the annual periods beginning January 1, 2024, and becomes effective for interim periods within fiscal years beginning January 1, 2025. We adopted this guidance on December 28, 2024. The adoption only impacted our disclosure and has no material impact on the Company’s consolidated financial statements as of and for the quarter ended March 29, 2025.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the elimination of our audit committee in August 2020, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 29, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information under “Commitments and Contingencies” in Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. Some of the more significant challenges and risks include the following:

●	We have historically incurred losses and may continue to incur losses;
●	We may not be able to collect or otherwise receive value for the damages awarded to us in any of our litigations, including with Samsung and Micron, which could have an adverse impact on our business, financial condition and operating results;
●	We are involved in multiple lawsuits and administrative actions in multiple jurisdictions to protect and assert our intellectual property rights against large, well-capitalized companies, which requires that we continue to expend substantial financial and management resources, and we may not be successful in these proceedings;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	The vast majority of our net product sales in recent periods have been generated from resales of products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our compute express link (“CXL”) products for our target customer markets;
●	Sales to a small number of customers currently and have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Semiconductor memory and storage markets are highly competitive which could materially and adversely affect our business, results of operations, or financial condition;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Our manufacturing operations involve significant risks;
●	We depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;

●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition;
●	Increased prices and inflation could negatively impact our margin performance and our financial results;
●	Geopolitical risks associated with the ongoing conflicts between Russia and Ukraine and Israel and Palestine continue to contribute to heightened market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business;
●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results;
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us;
●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally could adversely affect our operations and liquidity;
●	There is a limited market for our common shares, and the trading price of our common shares is subject to volatility;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business;
●	As the sole director, Chun K. Hong has significant control over all corporate decisions that may not be in the best interest of our other stockholders; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

As previously reported, in our litigation with Samsung, we were awarded approximately $303 million and $118 million in damages in two separate cases.  As of the reporting date, all Netlist patents found to be infringed in the respective jury verdicts and judgments remain subject to final written decisions by the U.S. Patent and Trademark Office and Patent Trial & Appeal Board (“PTAB”) in their corresponding inter partes reviews (“IPRs”), which are subject to appeals before the U.S. Court of Appeals for the Federal Circuit (“CAFC”).  The first case (approximately $303 million) is also on appeal before the CAFC.

In the second case (approximately $118 million), Samsung has filed post-trial motions for judgment as a matter of law and for a new trial.  These motions may cause a lengthy delay in our ability to collect the damages award and could also result in a reversal or reduction of the damages award.  Even if these post-trial motions are ultimately unsuccessful, we would still need to successfully collect the damages awarded to us.  Following the resolution of these post-trial motions, this case may be subject to further appeals.

The outcomes of the pending IPR appeals and the two cases (including appeals) may impact our ability to collect the respective damages awards and/or the amounts collected. In addition, if we are unable to sustain our operations through the post-trial phase of the second case or the appeals, we may be required to raise additional capital through proceeds from other litigated matters or debt or equity financing. We cannot be certain that we will prevail or settle in any other ongoing litigation, or that any additional financing we may need will be available on terms acceptable to us, or at all. If we do not receive funds from other litigation matters or secure financing in the future, we may be forced to liquidate our assets or discontinue our operations altogether.

We may not be able to collect the damages awarded to us in our litigation with Micron, which could have an adverse impact on our business, financial condition and operating results.

As previously reported, in our litigation with Micron, we were awarded approximately $445 million in damages.  As of the reporting date, both Netlist patents found infringed in the jury verdict and judgment are subject to final written decisions by the PTAB in their corresponding IPRs, which are subject to appeals before the CAFC.

In the litigation, Micron has filed post-trial motions for judgment as a matter of law and for a new trial.  These motions may cause a lengthy delay in our ability to collect the damages award and could also result in a reversal or reduction of the damages award.  Even if these post-trial motions are ultimately unsuccessful, we would still need to successfully collect the damages awarded to us.  Following the resolution of these post-trial motions, the litigation may be subject to further appeals.

The outcomes of the IPR appeals and the litigation may affect our ability to collect the damages award and the amount collected. In addition, if we are unable to sustain our operations through the post-trial phase of the litigation or the appeals, we may be required to raise additional capital through proceeds from other litigated matters or debt or equity financing. We cannot be certain that we will prevail or settle in any other ongoing litigation, or that any additional financing we may need will be available on terms acceptable to us, or at all. If we do not receive funds from other litigation matters or secure financing in the future, we may be forced to liquidate our assets or discontinue our operations altogether.

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

The vast majority of our net product sales in recent periods have been generated from resales of computer memory and storage components and products, including but not limited to SSDs, NAND flash and dual in-line memory module. We resell products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers.

These resales are subject to a number of risks. For example, demand for any computer memory or storage products could decline at any time for a number of reasons, including, among others, international tariffs, changing customer requirements or preferences, product obsolescence, introduction of more advanced or otherwise superior competing products by our competitors, the ability of our customers to obtain these products or substitute products from alternate sources (including from the manufacturer directly), customers reducing their need for these products generally, or the other risk factors described in this report. We have no long-term agreements or other commitments with respect to sales of these or any of the other products we sell. As a result, any decrease in demand for these products from us would reduce our sale levels and could materially adversely impact our revenues. Additionally, opportunistic purchases of products for resale, when coupled with a decrease in demand, may cause us to write off excess inventory which would adversely affect our operating performance.

We may experience supply shortages at any time and for a variety of reasons, including, among others, spikes in customer demand that cannot be satisfied or shortages due to international tariffs, and any problems that arise with SK hynix’s manufacturing operations or facilities that cause disruptions or delays, or any failure to comply with the terms of the agreements regarding the supply of these products. If we choose, or if we are forced, to seek to supply the component products we resell from other suppliers, we may not be able to identify other suppliers that are available and able to produce the particular components with the specific product specifications and in the quantities our customers require, or we may not be able to make arrangements with any other suppliers in a timely manner to avoid delays in satisfying customer orders. Further, even if we are able to make arrangements with other suppliers for sufficient component products to replace any undersupply from SK hynix, we may not be able to make these arrangements on financial and other terms comparable to those we have negotiated with SK hynix. As a result, any inability to obtain sufficient component products from SK hynix could increase our cost of sales for component product resales if we are forced to pay higher prices to obtain the products from other suppliers. Moreover, all of our supply arrangements for these component products and any arrangements we may establish with other suppliers, are subject to the other supply and manufacturing risks discussed elsewhere in these risk factors.

Increased reliance on product resales also has a substantial impact on our results of operations. Because the cost of the component products we purchase for resale is added to our cost of sales for these products, our gross margin on resales of component products is significantly lower than our gross margin on sales of our own memory subsystem products. As a result, increased resales of component products as a percentage of our total product sales have a significant negative impact on our gross margin and gross margin percentage. We may experience lower margins compared to prior periods as a result of international tariffs. This gross margin and gross margin percentage differential between memory product sales and component product resales would be amplified if our costs to purchase component products were to increase. The occurrence of any one or more of these risks could cause our performance to materially suffer.

We are subject to risks relating to our focus on developing our CXL products for our target customer markets.

We have historically derived revenues from sales of our high-performance memory products to original equipment manufacturers (“OEMs”) in the server, high-performance computing and communications markets.

Although we expect these memory products to continue to account for a portion of our revenues, we have experienced declines in sales of these products in recent periods, and these declines could continue or intensify in the future particularly as a result of newly enacted international tariffs. We believe market acceptance of these products or derivative products that incorporate our technology is critical to our success, and any continued decline in sales of these products could have a material adverse impact on our performance and long-term prospects.

We have invested significant research and development time and capital in the design of application-specific integrated circuits (“ASICs”) and hybrid devices, including our CXL technology-based memory expansion controller. These products are subject to significant risks, including the following:

●	we are dependent on a limited number of suppliers for the non-volatile memory, volatile memory, ASICs, and other components that are essential to the functionality of these products, and in the past, we have experienced supply chain disruptions and shortages of volatile and non-volatile memory components required to create these products as a result of issues that are specific to our suppliers or the industry as a whole and these shortages may be exacerbated by newly imposed international tariffs;
●	CXL and some of our other next-generation products may require additional time including the services and attention of key employees who have competing demands on their available time and may require capital investment to bring the products to market;
●	our development and commercialization strategies for these products;
●	we are required to demonstrate the quality and reliability of our products to and qualify them with our customers before purchases are made, which requires investments of time and resources in significant and unpredictable amounts prior to the receipt of any revenues from these customers; and
●	our memory expansion controller products or other new products, such as CXL, may contain currently undiscovered flaws, the correction of which could result in increased costs and time to market.

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

From time to time, shortages in SSDs, volatile memory components, and/or non-volatile memory components have required some suppliers to limit the supply of these components. We have experienced supply chain disruptions and shortages of SSDs, volatile memory components, and/or non-volatile memory components required to create certain of our memory subsystem products, and we have been forced to procure the component products we resell from other suppliers to the extent sufficient product is not available from SK hynix to meet customer demand or in the event of other SK hynix supply issues. We are continually working to secure adequate supplies of the components necessary to fill customers’ orders in a timely manner. These circumstances may be adversely affected by the recently imposed international tariffs. If we are unable to obtain a sufficient supply of SSDs, volatile memory components, non-volatile memory components and/or other essential components, as a result of the global tariff environment, a natural disaster, political unrest, military conflict, labor disruptions, medical epidemics, climate change, economic instability, equipment failure or other cause, to avoid interruptions or failures in the delivery of our products as required by our customers or the delivery of these components to customers to whom we resell them directly, these customers may reduce future orders for these products or not purchase these products from us at all, which could cause our net product sales to decline and harm our operating results. In addition, our reputation could be harmed due to failures to meet our customers’ demands and, even assuming we are successful in resolving supply chain disruptions, we may not be able to replace any lost business and we may lose market share to our competitors. Further, if our suppliers are unable to produce qualification samples of our products on a timely basis or at all, we could experience delays in the qualification process with existing or prospective customers, which could have a significant impact on our ability to sell our products. Moreover, if we are not able to obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, we may not be able to develop or introduce new products, we may experience significant increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers, or we may be forced to cease our sales of products dependent on the components or resales of the components we sell to customers directly.

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

Changes in domestic and global economic and political conditions, including the recently enacted changes in international tariff policies, make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and these conditions have caused and could continue to cause United States and foreign businesses to slow or decrease spending on our products and the products we resell.

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

The prices customers pay for the products we sell can fluctuate due to many factors, including, among others, competitive conditions in our key customer markets, international tariff policies, changes in customer requirements or preferences, volatility in the market prices for SSDs, volatile memory components, non-volatile memory components, and other components or products, and changes in manufacturing efficiencies or capacities related to the aforementioned. Market prices for component products have historically constituted a substantial portion of the total cost of our memory subsystems and in recent periods have constituted the vast majority of the cost of resales of these products to customers directly. As a result, fluctuations in the prices for these component products, due to overcapacity in worldwide supply or increased manufacturing efficiencies, implementation of new manufacturing processes or expansion of manufacturing capacity by component suppliers, among other factors, significantly impact our costs to sell our products or component products.

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

Additionally, we could experience prolonged disruption, material malfunction, interruption or other loss of operations at any manufacturing facility for any number of reasons, including the occurrence of a contagious disease or illness, international tariffs or trade wars, such as the recent tariffs between the United States and PRC, or cyber-attacks, or catastrophic weather events, labor disruptions, or we may need to add manufacturing capacity to satisfy any increased demand for our products. Under these circumstances, our manufacturing costs may increase, decrease our gross margin, decrease our control over manufacturing processes, limit our ability to satisfy customer requirements and demand and delay new product development until we secure additional manufacturing capacity, which we may not be able to do in a timely manner, on acceptable terms or at all. If any of these risks occur, our operations, performance and customer relationships could be severely harmed. We may experience a decline in our gross margin and supply disruptions as a result of the recent international tariffs between the United States and China and this trend may continue.

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

Our indemnification obligations, including our indemnification obligations for the infringement by our products of the rights of others, could require us to pay substantial damages.

As is common in our industry, we have a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs that may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights, claims based on our negligence or willful misconduct and indemnities involving the accuracy of representations and warranties. We also have indemnification obligations (i) to our director and officers to the maximum extent permitted under the laws of the State of Delaware, (ii) pertaining to obligations, demands, claims, relating to liabilities claimed or asserted by other parties in connection with transactions contemplated by applicable investment or loan documents, and (iii) arising from other claims related to certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities or may face other claims arising from our use of the applicable premises. The scope of these indemnities varies, the duration of these indemnities is often perpetual after execution of an agreement, and the maximum potential amount of future payments we could be required to make under these indemnities is often unlimited. Any indemnification claims could require us to incur significant legal fees and could potentially result in our payment of substantial damages, and our insurance, depending on the circumstances or claims, generally would not or may not cover these fees or damages. As a result, the occurrence of any of these circumstances could have a material adverse effect on our business and results of operations.

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

Increased inflation, including rising prices for raw materials, parts and components, freight, packaging, labor and energy increases, the costs to manufacture and distribute our products, and we may be unable/are not always able to fully to pass these costs on to our customers. Additionally, we are exposed to fluctuations in other costs such as packaging, freight, labor and energy prices. We may experience inflation in connection with the newly enacted and proposed international tariffs. If inflation in these costs increases beyond our ability to control for them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, thereby negatively impacting our margin performance and results of operations.

Geopolitical risks associated with the ongoing conflicts between Russia and Ukraine and Israel and Palestine continue to contribute to heightened market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from the conflict between Ukraine and Russia- including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyber-attacks and other actions taken in response to such hostilities on the world economy and markets- along with the ongoing conflict between Israel and Palestine have disrupted global markets and contributed to increased market volatility and uncertainty. These developments could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, military conflicts, geopolitical developments, war or terrorism, including the ongoing conflicts between Russia and Ukraine and Israel and Palestine, regional or global pandemics, and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand and could adversely affect our business, financial condition, and results of operations.

In February 2022, in response to the military conflict between Russia and Ukraine, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation and potential escalation of this conflict may trigger additional economic and other sanctions. The potential impacts of the conflict and related sanctions could include disruptions to supply chain and logistics, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, and heightened cybersecurity threats.

In addition, the ongoing conflict between Israel and Palestine, which has expanded into a broader regional crisis involving multiple state and non-state actors, presents additional geopolitical risks. This conflict could destabilize key global trade routes, increase energy prices, further strain international relations, and contribute to inflationary and security pressures.

We do not and cannot know if either or both of these conflicts will further escalate, nor can we predict the resulting global economic, political or security consequences. These could include additional sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of materials, supplies, labor, currency exchange rates and financial markets. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

These matters will likely continue to develop and change. In particular, we may be exposed to risks related to changes in trade relations, tariffs, export controls, and other regulatory restrictions that may be imposed on U.S. companies with operations in the PRC. Notably, the U.S. government has recently implemented significant tariff increases on imports from the PRC. If maintained and if extended to other countries, tariffs and the potential escalation of trade disputes with PRC and other countries could pose a significant risk to our operations and could result in higher operating expenses and lower gross margins. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and the PRC and/or other countries, the response of such countries and possible exemptions or exclusions that may be granted or other countries targeted with tariffs.

Additionally, the escalating trade conflicts between the United States and its trading partners, including PRC, could also cause/has caused the costs of components to increase or fluctuate, which could materially harm our business/has negatively affected our results of operations. Those conflicts could also interfere with the ability of our customers to make and sell products to their customers, which could reduce demand for the products we sell and therefore adversely affect our business and operating results. Moreover, economic uncertainty arising from rapidly changing trade policies may lead to a global economic slowdown that could increase costs of our products and/or reduce demand for our products.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of March 29, 2025, management concluded that our internal control over financial reporting was ineffective due to one material weakness. The identified material weakness, as of March 29, 2025, relates to the lack of an independent board and audit committee and ineffective risk assessment and monitoring controls.

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

To support our activities in the near term, we expect to rely on cash generated from our business, the cash received under the Strategic Product and License Agreement (the “Strategic Agreement”) entered into on April 5, 2021 with SK hynix, proceeds from issuances of debt and equity securities, proceeds from our registered offering with certain investors, the equity financing available under the March 2025 Purchase Agreement entered into with Lincoln Park on March 13, 2025, and borrowing availability under our credit facility with SVB. Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

As of March 29, 2025, there were 274,573,383 shares of our common stock outstanding. In addition, 2,841,764 shares of our common stock are subject to outstanding stock options, 3,396,052 shares of our common stock are subject to outstanding unvested restricted stock units, and 24,747,476 shares of our common stock are subject to outstanding warrants. We may also issue up to $75 million shares of common stock pursuant to the March 2025 Purchase Agreement. All outstanding shares of our common stock and stock issuable pursuant to the March 2025 Purchase Agreement are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, or warrants may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, and warrant agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Insider Trading Arrangements

During the fiscal quarter ended March 29, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 17, 2018
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.2	Second Amended and Restated Bylaws of Netlist, Inc.		10-Q	001-33170	November 7, 2024
4.1	Amendment No. 4 to Rights Agreement, dated as of April 17, 2024, by and between Netlist, Inc. and Equiniti Trust Company, LLC. as rights agent		8-K	001-33170	April 17, 2024
10.1˄	Purchase Agreement, dated as of March 13, 2025, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	March 14, 2025
10.2˄	Registration Rights Agreement, dated as of March 13, 2025, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	March 14, 2025
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32.1+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.
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

Date:May 13, 2025	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)