Form 10-Q
period 2025-06-28
NETLIST INC
filed 2025-08-12
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

or

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

As of August 7, 2025, there were 292,464,426 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 28, 2025

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value) (Unaudited)

	June 28,	December 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$18,438	$22,507
Restricted cash	10,600	12,100
Accounts receivable, net of allowances of $14 (2025) and $41 (2024)	1,322	1,671
Inventories	8,781	2,744
Prepaid expenses and other current assets	623	733
Total current assets	39,764	39,755
Property and equipment, net	410	517
Operating lease right-of-use assets	823	1,101
Other assets	448	466
Total assets	$41,445	$41,839

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$33,373	$42,307
Revolving line of credit	1,105	1,230
Accrued payroll and related liabilities	768	808
Deferred revenue	10,318	40
Other current liabilities	2,270	2,675
Debt due within one year	179	—
Total current liabilities	48,013	47,060
Operating lease liabilities	337	641
Other liabilities	53	186
Total liabilities	48,403	47,887
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—450,000 shares authorized; 292,451 (2025) and 271,986 (2024) shares issued and outstanding	293	273
Additional paid-in capital	346,002	331,367
Accumulated deficit	(353,253)	(337,688)
Total stockholders' deficit	(6,958)	(6,048)
Total liabilities and stockholders' deficit	$41,445	$41,839

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net sales	$41,706	$36,835	$70,681	$72,642
Cost of sales	40,314	36,062	67,989	71,154
Gross profit	1,392	773	2,692	1,488
Operating expenses:
Research and development	833	2,369	1,726	4,810
Intellectual property legal fees	3,480	10,514	10,507	23,054
Selling, general and administrative	3,326	2,966	6,473	6,082
Total operating expenses	7,639	15,849	18,706	33,946
Operating loss	(6,247)	(15,076)	(16,014)	(32,458)
Other income, net:
Interest income, net	133	257	353	634
Other income, net	36	41	96	79
Total other income, net	169	298	449	713
Loss before provision for income taxes	(6,078)	(14,778)	(15,565)	(31,745)
Provision for income taxes	—	—	—	1
Net loss	$(6,078)	$(14,778)	$(15,565)	$(31,746)

Loss per share:
Basic and diluted	$(0.02)	$(0.06)	$(0.06)	$(0.12)
Weighted-average common shares outstanding:
Basic and diluted	275,751	256,571	274,065	255,751

See accompanying Notes to the Condensed Consolidated Financial Statements.

B

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands) (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2024	271,986	$273	$331,367	$(337,688)	$(6,048)
Net loss	—	—	—	(9,487)	(9,487)
Issuance of common stock, net	2,112	2	937	—	939
Exercise of stock options	23	—	12	—	12
Stock-based compensation	—	—	971	—	971
Restricted stock units vested and distributed	506	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(54)	(1)	(58)	—	(59)
Balance, March 29, 2025	274,573	275	333,228	(347,175)	(13,672)
Net loss	—	—	—	(6,078)	(6,078)
Issuance of common stock, net	17,346	17	11,722	—	11,739
Exercise of stock options	73	1	39	—	40
Stock-based compensation	—	—	1,013	—	1,013
Restricted stock units vested and distributed	459	—	—	—	—
Balance, June 28, 2025	292,451	$293	$346,002	$(353,253)	$(6,958)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 30, 2023	253,593	$254	$307,328	$(283,823)	$23,759
Net loss	—	—	—	(16,968)	(16,968)
Issuance of common stock, net	1,244	1	2,130	—	2,131
Exercise of stock options	78	—	62	—	62
Stock-based compensation	—	—	1,374	—	1,374
Restricted stock units vested and distributed	678	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(4)	—	(7)	—	(7)
Balance, March 30, 2024	255,589	256	310,886	(300,791)	10,351
Net loss	—	—	—	(14,778)	(14,778)
Issuance of common stock, net	1,962	2	3,108	—	3,110
Exercise of stock options	14	—	6	—	6
Stock-based compensation	—	—	1,128	—	1,128
Restricted stock units vested and distributed	181	—	—	—	—
Balance, June 29, 2024	257,746	$258	$315,128	$(315,569)	$(183)

See accompanying Notes to the Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 28,	June 29,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,565)	$(31,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142	166
Non-cash lease expense	278	319
Gain on forgiveness of payables	(345)	—
Stock-based compensation	1,984	2,502
Changes in operating assets and liabilities:
Accounts receivable	349	(796)
Inventories	(6,037)	3,825
Prepaid expenses and other assets	655	(2,146)
Accounts payable	(8,934)	(13,270)
Accrued payroll and related liabilities	(40)	(25)
Deferred revenue	10,278	17,624
Other liabilities	(497)	1,522
Net cash used in operating activities	(17,732)	(22,025)
Cash flows from investing activities:
Acquisition of property and equipment	(25)	(64)
Net cash used in investing activities	(25)	(64)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(125)	747
Principal repayments under finance lease	—	(87)
Payments on notes payable	(358)	(312)
Proceeds from issuance of common stock, net	12,678	5,241
Proceeds from exercise of stock options	52	68
Payments for taxes related to net share settlement of equity awards	(59)	(7)
Net cash provided by financing activities	12,188	5,650
Net change in cash, cash equivalents and restricted cash	(5,569)	(16,439)
Cash, cash equivalents and restricted cash at beginning of period	34,607	52,845
Cash, cash equivalents and restricted cash at end of period	$29,038	$36,406

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$18,438	$23,806
Restricted cash	10,600	12,600
Cash, cash equivalents and restricted cash at end of period	$29,038	$36,406

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

In the opinion of management, all adjustments for the fair presentation of our condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. We have evaluated events occurring subsequent to June 28, 2025 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Significant items subject to such estimates and assumptions made by management include, but are not limited to, the determination of inventory reserves, allowance for doubtful accounts, and the discount rate used for lease obligation. Actual results may differ materially from those estimates.

Liquidity

We incurred net loss of $15.6 million for the six months ended June 28, 2025 and $31.7 million for the six months ended June 29, 2024. We have historically financed our operations primarily with proceeds from issuances of equity and receipts from revenues. In addition, we have received proceeds from our entry into a Strategic Product Supply and License Agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”), on April 5, 2021 (the “Strategic Agreement”), which we used to support our operations. We have also funded our operations with a revolving line of credit under a bank credit facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), funds raised through the March 2025 Purchase Agreement (as defined below) and proceeds raised from the June 2025 Offering (as defined below) (see Notes 3 and 7).

June 2025 Offering

On June 24, 2025, we entered into a Securities Purchase Agreement (the “June 2025 Purchase Agreement”) with certain investors, including Chun K. Hong, Chairperson of our board of directors, President and Chief Executive Officer (collectively, the “Purchasers”), pursuant to which the we issued and sold to the Purchasers in a registered offering (the “June 2025 Offering”) an aggregate of (i) 17,142,860 shares of our common stock, and (ii) Common Stock Purchase Warrants (the “June 2025 Warrants”) to purchase up to an aggregate of 34,285,720 shares (the “June 2025 Warrant Shares”) of our common stock at a combined purchase price of $0.70 per share and accompanying June 2025 Warrant. Mr. Hong purchased $3.0 million of shares and accompanying June 2025 Warrants in the June 2025 Offering. The June 2025 Offering closed on June 25, 2025. The net proceeds to us from the June 2025 Offering were approximately $11.3 million, after deducting placement agent fees and offering costs paid by us (see Note 7).

The June 2025 Warrants are exercisable at any time on or after the issuance date, have a term of five years from the issuance date, have an exercise price of $0.70 per share, contain customary 4.99%/9.99% blocker provisions and provide for the cash payment of the Black-Scholes value of the June 2025 Warrants upon the occurrence of certain fundamental transactions. The exercise price and the number of June 2025 Warrant Shares issuable upon exercise of the June 2025 Warrants are subject to adjustment in the event of, among other things, certain transactions affecting our common stock (including without limitation stock splits and stock dividends). In addition, the exercise price of the June 2025 Warrants is subject to reduction in the event of certain common stock and common stock equivalent issuances, other than certain agreed exempt issuances, at a price lower than the exercise price of the June 2025 Warrants then in effect. Furthermore, if at any time on or after the date of issuance there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving our common stock (each, a “Share Combination Event”) and the lowest daily volume weighted average price of our common stock during the period commencing on the trading day immediately following the applicable Share Combination Event and ending on the fifth trading day immediately following the applicable Share Combination Event is less than the exercise price of the June 2025 Warrants then in effect, then the exercise price of the June 2025 Warrants will be reduced to the lowest daily volume weighted average price of our common stock during such period.

On June 24, 2025, we entered into a Placement Agency Agreement (the “Placement Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to act as our placement agent in connection with the June 2025 Offering. Pursuant to the terms of the Placement Agreement, in consideration for its placement agent services, we paid Roth a cash fee in an amount equal to 4.0% of the aggregate gross proceeds received by us in connection with the closing of the June 2025 Offering, excluding the gross proceeds received by us from the sale of securities to Mr. Hong.

In addition, pursuant to the June 2025 Purchase Agreement, our director and executive officers entered into lock-up agreements with us, pursuant to which they agreed not to offer for sale, contract to sell, or sell any shares of our common stock or any securities convertible into, or exercisable or exchangeable for, shares of our common stock, for a period of 90 days from the closing of the June 2025 Offering, subject to certain customary exceptions.

Further, pursuant to the terms of the June 2025 Purchase Agreement, we have agreed for a period of 90 days from the closing of the June 2025 Offering not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the June 2025 Purchase Agreement) or (ii) file any registration statement or amendment or supplement to any registration statement. The June 2025 Purchase Agreement also provides that we may not, subject to the exceptions described in the June 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the June 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the June 2025 Purchase Agreement) until the six-month anniversary of the closing date of the June 2025 Offering.

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into the March 2025 Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the March 2025 Purchase Agreement subject to the conditions and limitations set forth in the March 2025 Purchase Agreement. As of June 28, 2025, $73.9 million remains available under the March 2025 Purchase Agreement with Lincoln Park (see Note 7). Pursuant to the June 2025 Purchase Agreement, we may not effect any sale under the March 2025 Purchase Agreement for a period of 90 days from the closing of the June 2025 Offering.

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the annual periods beginning January 1, 2024, and becomes effective for interim periods within fiscal years beginning January 1, 2025. We adopted this guidance on December 28, 2024. The adoption only impacted our disclosure and has no material impact on the Company’s condensed consolidated financial statements as of and for the quarter ended June 28, 2025.

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

Significant expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Expense:
Employee Compensation (1)	$1,903	$2,533	$4,063	$5,080
Stock Based Compensation	1,013	1,128	1,984	2,502
Program Expenses (2)	535	1,035	1,116	1,983
Professional Fees (3)	3,528	10,315	10,141	22,704

(1)	The amounts consisted of employee compensation related to both COGS and operating expenses. The amounts do not include stock-based compensation. The amounts do not include professional fees.
(2)	The amounts consisted of costs, such as outside services, depreciation, and dues and subscriptions, related to both COGS and operating expenses. The amounts do not include professional fees.
(3)	The amounts consisted of legal fees, tax and audit fees.

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	June 28,	December 28,
	2025	2024
Raw materials	$281	$379
Work in process	142	54
Finished goods	8,358	2,311
	$8,781	$2,744

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Six Months Ended
	June 28,	June 29,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$20	$56
Income taxes	$—	$1
Supplemental disclosure of non-cash investing and financing activities:
Debt financing of insurance	$537	$500

Loss Per Share

The following table shows the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Numerator: Net loss	$(6,078)	$(14,778)	$(15,565)	$(31,746)
Denominator: Weighted-average basic shares outstanding - basic and diluted	275,751	256,571	274,065	255,751
Net loss per share - basic and diluted	$(0.02)	$(0.06)	$(0.06)	$(0.12)

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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Weighted average common share equivalents	587	1,736	580	1,922

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Resales of third-party products	$40,218	$33,330	$67,866	$64,604
Sale of our modular memory subsystems	1,488	3,505	2,815	8,038
Total net sales	$41,706	$36,835	$70,681	$72,642

Net product sales by country presented below are based on the billing location of the customer (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
United States	$1,888	$5,740	$3,828	$14,623
People's Republic of China (1)	38,848	29,959	65,017	56,213
Other countries	970	1,136	1,836	1,806
Total net sales	$41,706	$36,835	$70,681	$72,642

(1)	People’s Republic of China (“PRC”) includes Hong Kong and Taiwan.

The PRC accounted for more than 10% of our net product sales for each of the three and six months ended June 28, 2025. The United States and the PRC accounted for more than 10% of our net product sales for each of the three and six months ended June 29, 2024.

As of June 28, 2025, we had deferred revenue of $10.3 million. These deferred revenues relate to advance payments received during the quarter on orders shipped subsequent to the end of quarter.

Major Customers, Suppliers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Customer A	34%	45%	26%	36%
Customer B	13%	25%	*	15%
Customer C	16%	*	10%	*
Customer D	*	*	10%	*

*	Less than 10% of net sales during the period.

As of June 28, 2025 two customers represented approximately 26% and 21% of aggregated gross accounts receivables, respectively. As of December 28, 2024, three customers represented approximately 25%, 11%, and 10%, respectively, of aggregate gross accounts receivables. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce our net sales and adversely affect our operating results. We mitigate risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

We resell certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and six months ended June 28, 2025, resales of these products represented approximately 96% and 96% of net sales, respectively. For the three and six months ended June 29, 2024, resales of these products represented approximately 90% and 89% of net product sales, respectively.

Our purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from supplier(s) that each comprise 10% or more of total purchases:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Supplier A	93%	91%	92%	89%

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

As of June 28, 2025, all obligations under the 2023 SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets (excluding our intellectual property). The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of June 28, 2025, we were in compliance with our covenants under the 2023 SVB Credit Agreement.

We have letters of credit issued by SVB under the 2023 SVB Credit Agreement and Citibank, N.A., which are secured by cash and are classified as restricted cash in the condensed consolidated balance sheets. As of June 28, 2025 and December 28, 2024, (i) outstanding letters of credit were $10.6 million and $11.9 million, respectively, (ii) outstanding borrowings were $1.1 million and $1.2 million, respectively, and (iii) availability under the revolving line of credit was $0 and $0, respectively.

Note 4—Debt

Our debt consisted of the following (in thousands):

	June 28,	December 28,
	2025	2024
Notes payable	$179	$—
Less: amounts due within one year	(179)	—
Long-term debt	$—	$—

Insurance Policy Finance Agreement

As of June 28, 2025 and December 28, 2024, we had $0.2 million and $0, respectively, in short-term notes payable for the financing of insurance policies. On January 17, 2025, we entered into a short-term note payable for $0.5 million bearing interest at 7.31% to finance insurance policies. Principal and interest payments on this note began on January 15, 2025 and are made evenly based on a straight line amortization over a 9-month period.

Note 5—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Lease cost:
Operating lease cost	$154	$174	$310	$365
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$174	$189	$349	$395

For each of the three and six months ended June 28, 2025 and June 29, 2024, finance lease costs and cash flows from finance leases were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	June 28,	December 28,
	2025	2024
Operating Leases
Operating lease right-of-use assets	$823	$1,101
Other current liabilities	$628	$640
Operating lease liabilities	337	641
Total operating lease liabilities	$965	$1,281

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(341)	(302)
Property and equipment, net	$147	$186
Other current liabilities	$4	$4
Other liabilities	1	3
Total finance lease liabilities	$5	$7

The following table includes supplemental information:

	June 28,	December 28,
	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	1.5	2.0
Finance leases	1.1	1.6

Weighted Average Discount Rate
Operating leases	5.6%	5.7%
Finance leases	5.5%	5.5%

Maturities of lease liabilities as of June 28, 2025, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2025	$347	$2
2026	639	3
2027	23	—
Total lease payments	1,009	5
Less: imputed interest	(44)	—
Total	$965	$5

Note 6—Commitments and Contingencies

Contingent Legal Expenses

We retain the services of law firms that specialize in patent licensing and enforcement and patent law in connection with our licensing and enforcement activities. These law firms are often retained on a contingent fee basis whereby such law firms are paid on a scaled percentage of any negotiated fee, settlements or judgments awarded based on how and when the fees, settlements or judgments are obtained.

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

Samsung Litigation

On May 28, 2020, Netlist filed a complaint against Samsung Electronics Co., Ltd. (“SECL”) in the U.S. District Court for the Central District of California (“CDCA”) (Netlist Inc. vs. Samsung Electronics Co., Ltd., Case No. 8:20-cv-00993) for SECL’s breach of the Joint Development and License Agreement (“JDLA”) between the parties. Netlist amended its complaint to seek a declaratory judgment that it properly terminated the JDLA in light of SECL’s material breaches thereof. On October 14, 2021, the Court granted summary judgment in favor of Netlist on SECL’s breach and Netlist’s termination of the JDLA. The case proceeded to trial on the issue of damages on December 1, 2021, and the jury reached a verdict for SECL on December 3, 2021. The Court entered final judgment on February 15, 2022, and both parties appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit affirmed-in-part and reversed-in-part the judgment of the District Court, and remanded the case to the District Court, which reopened the case on November 13, 2023. The case proceeded to trial on May 14, 2024, and the jury reached a verdict for Netlist on May 17, 2024. On December 26, 2024, the Court granted SECL’s motion for a new trial, holding that one juror’s voir dire responses support a finding of implied juror bias which deprived both parties of their right to a fair trial. A new trial was held from March 18 to March 21, 2025. On March 24, 2025, the jury returned a verdict for Netlist. On April 7, 2025, the Court entered final judgment in favor of Netlist on its claims that Samsung breached the JDLA and that Netlist properly terminated the JDLA. On May 5, 2025, Samsung filed a motion for a new trial. On June 27, 2025, the Court issued an order directing the parties to file a status report proposing how the Court should elicit testimony from the jurors at issue in Samsung’s motion for a new trial. The parties filed the status report on July 9, 2025 and appeared before the Court on July 11, 2025. On July 17, 2025, the Court issued an order setting an evidentiary hearing regarding Samsung’s motion for a new trial, and the evidentiary hearing was held on July 30, 2025. On August 4, 2025, the Court issued an order denying Samsung’s motion for a new trial.

On October 15, 2021, SECL and Samsung Semiconductor, Inc. (“SSI”) (collectively, “Samsung”) filed a declaratory judgement action against Netlist in the U.S. District Court for the District of Delaware (“DDE”) (Samsung Electronics Co., Ltd. et. al. v. Netlist, Inc., Case No. 1:21-cv-01453), seeking a declaration that Samsung does not infringe the following Netlist patents: U.S. Patent Nos. 7,619,912; 9,858,218; 10,217,523; and 10,474,595 (respectively, the “’912, ’218, ’523, and ’595 Patents”). Samsung filed amended complaints to add other Netlist patents: U.S. Patent Nos. 10,860,506; 10,949,339; 11,016,918; and 11,232,054 (respectively, the “’506, ’339, ’918, and ’054 Patents”). Netlist filed a motion to dismiss, and on August 1,

2022, the Court granted this motion in part, declining to exercise jurisdiction over the ’912, ’506, ’339, ’918, and ’054 Patents. On September 12, 2022, Netlist filed a crossclaim against Google LLC and Alphabet, Inc. (collectively, “Google”) and counterclaims against Samsung, seeking damages from the infringement by Google and Samsung, a finding of willful infringement by Google and Samsung and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, and equitable relief. On November 15, 2022, Google filed a motion to dismiss this case as to Google or, alternatively, for a severance, stay, and dismissal of willfulness and indirect infringement allegations. This motion was heard on May 22, 2023. On December 1, 2023, the Court stayed this case pending the resolution of the above CDCA case and ordered the parties to notify the Court within seven days of any action by the CDCA pertaining to the parties’ rights under the JDLA that may merit lifting the stay. On March 31, 2025, the parties notified the Court of the jury verdict in the above CDCA case.

On December 20, 2021, Netlist filed a complaint against Samsung in the U.S. District Court for the Eastern District of Texas (“EDTX”), case no. 2:21-cv-00463, for infringement of the ’506, ’339, and ’918 Patents. Netlist later amended its complaint to additionally assert infringement of the ’054 Patent as well as U.S. Patent Nos. 8,787,060 and 9,318,160 (respectively, the “’060 and ’160 Patents”). On April 14, 2023, this case proceeded to a jury trial on the ’339, ’918, ’054, ’060, and ’160 Patents. On April 21, 2023, the jury returned a verdict finding that Samsung willfully infringed all five patents and awarded $303 million in damages to Netlist. The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the five patents (see below). On August 11, 2023, the Court entered final judgment. On August 9, 2024, Samsung filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (“CAFC”), case no. 2024-2203. On January 6, 2025, Samsung filed a motion to stay this appeal pending the resolution of the above CDCA case. On February 18, 2025, the CAFC denied this motion without prejudice. The appeal is pending.

On August 1, 2022, Netlist filed a complaint against Samsung in EDTX (Case No. 2:22-cv-00293), for infringement of the ’912 Patent. Netlist later amended its complaint to additionally assert infringement of U.S. Patent Nos. 11,093,417; 9,858,215; and 10,268,608 (respectively, the “’417, ’215, and ’608 Patents”). On November 12, 2024, this case proceeded to a jury trial on the ’912, ’417, and ’608 Patents. On November 22, 2024, the jury returned a verdict finding that Samsung willfully infringed all three patents and awarded $118 million in damages to Netlist. The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the three patents (see below) On December 2, 2024, the Court entered final judgment. On December 4, 2024, Netlist filed a motion for a preliminary injunction and a subsequent permanent injunction. On December 30, Samsung filed a combined post-trial motion for judgment as a matter of law and for a new trial, and a motion to amend the judgment and to stay this case pending the resolution of the above CDCA case. On January 31, 2025, the Court denied Netlist’s motion for a preliminary injunction and a subsequent permanent injunction.

On October 9, 2023, Samsung filed a declaratory judgement action against Netlist in the DDE (Case No. 1:23-cv-01122-RGA), seeking a declaration that Samsung does not infringe Netlist’s U.S. Patent No. 11,386,024 (the “’024 Patent”). On November 6, 2023, Netlist moved to dismiss for lack of subject matter jurisdiction and failure to state a claim. On March 4, 2025, the Court denied this motion. On June 13, 2025, Netlist filed a motion to stay this action pending the resolution of the IPR of the ’024 Patent (Case No. IPR2025-00001). On July 8, 2025, the Court issued a scheduling and consolidation order consolidating this action with the action below (Case No. 1:24-cv-00614) and setting a Markman hearing on June 26, 2026, a hearing on case dispositive and Daubert motions on June 16, 2027, a pretrial conference on July 26, 2027, and a five-day jury trial starting on August 2, 2027.

On May 22, 2024, Samsung filed a declaratory judgement action against Netlist in the DDE (Case no. 1:24-cv-00614), seeking a declaration that Samsung does not infringe Netlist’s U.S. Patent No. 11,880,319 (the “’319 Patent”). On July 15, 2024, Netlist moved to dismiss for lack of subject matter jurisdiction and failure to state a claim, which the Court denied as moot in view of Samsung’s First Amended Complaint filed on August 5, 2024. On August 21, 2024, Netlist moved to dismiss the First Amended Complaint for lack of subject matter jurisdiction and failure to state a claim. On March 4, 2025, the Court denied this motion. On June 13,

2025, Netlist filed a motion to stay this action pending the resolution of the IPR of the ’319 Patent (Case No. IPR2025-00002). On July 8, 2025, the Court issued a scheduling and consolidation order consolidating this action with the action above (Case No. 1:23-cv-01122) and setting a Markman hearing on June 26, 2026, a hearing on case dispositive and Daubert motions on June 16, 2027, a pretrial conference on July 26, 2027, and a five-day jury trial starting on August 2, 2027.

On May 19, 2025, Netlist filed a complaint against Samsung in the EDTX (Case No. 2:25-cv-00557) for infringement of U.S. Patent 12,308,087 (the “’087 Patent”). On June 27, 2025, the Court consolidated this case with the case against Micron asserting the ’087 Patent (Case No. 2:25-cv-00558). On July 8, 2025, Netlist filed amended complaints against (a) Samsung and Avnet, Inc. (“Avnet”) and (b) Micron and Avnet asserting infringement of the ’087 Patent and U.S. Patent 10,025,731 (the “’731 Patent”), seeking damages from the infringement by the defendants, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief. On July 22, 2025, Micron moved to dismiss the amended complaint for improper venue. On July 25, 2025, the Court issued a Docket Control Order setting a claim construction hearing on September 25, 2026 and a trial date of March 15, 2027.

On May 20, 2025, Samsung filed a declaratory judgement action against Netlist in the DDE (Case No. 1:25-cv-00626) seeking a declaration that Samsung does not infringe Netlist’s ’087 Patent. On June 11, 2025, Netlist filed a motion to dismiss or transfer this declaratory judgement action to the EDTX based upon its first-filed EDTX action asserting the ’087 Patent. On July 29, 2025, Samsung filed an amended complaint seeking a declaration that Samsung does not infringe the ’087 and ’731 Patents as well as U.S. Patent 12,373,366 (the “’366 Patent”).

On July 28, 2025, Netlist filed a complaint against Samsung and Avnet in the EDTX (Case No. 2:25-cv-00748) for infringement of the ’366 Patent, seeking damages from the infringement by the defendants, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief.

Micron Litigation

On April 28, 2021, Netlist filed complaints against Micron Semiconductor Products, Inc., Micron Technology, Inc., and Micron Technology Texas, LLC (collectively, “Micron”) in the Western District of Texas (“WDTX”) (Case Nos. 6:21-cv-00430 and 6:21-cv-00431), for infringement of U.S. Patent Nos. 8,301,833; 9,824,035; 10,268,608; and 10,489,314 (respectively, the “’833, ’035, ’608, and ’314 Patents”), seeking damages, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, and an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285. On February 14, 2022, the Court granted Micron’s motion to transfer venue for convenience to another court within WDTX, and the transferred cases were assigned new case nos. 1:22-cv-00134 and 1:22-cv-00136. On May 11, 2022, the Court granted motions to stay the two cases pending the respective Inter Partes Reviews of the ’833, ’035, ’608, and ’314 Patents.

On June 10, 2022, Netlist filed a complaint against Micron in EDTX (Case No. 2:22-cv-00203), for infringement of the ’506, ’339, ’918, ’054, ’060 and ’160 Patents, seeking damages, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, and equitable relief. On May 19, 2023, Micron filed a motion to stay this case pending the respective Inter Partes Reviews of the six asserted patents. On October 22, 2023, the magistrate judge issued a claim construction order, which the Court adopted on January 17, 2024. On January 3, 2024, the magistrate judge issued a recommendation to deny Micron’s motion to stay this case, which the Court adopted on January 31, 2024. On February 10, 2024, the Court vacated its prior order, staying this case pending the respective Inter Partes Reviews of the six asserted patents.

On August 1, 2022, Netlist filed a complaint against Micron in EDTX (Case No. 2:22-cv-00294), for infringement of the ’912 Patent. Netlist later amended its complaint to additionally assert infringement of the ’417 and ’215 Patents. On May 20, 2024, this case proceeded to a jury trial on the ’912 and ’417 Patents. On May 23, 2024, the jury returned a verdict finding that Samsung willfully infringed both patents and awarded $445 million in damages to Netlist. The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the two patents (see below). On July 11, 2024, the Court entered final judgment. On August 7, 2024, Micron filed post-trial motions for judgment as a matter of law and for a new trial. On June 11, 2025, the Court denied Micron’s motions for judgment as a matter of law on willfulness, on non-infringement, and on damages as well as Micron’s motion for a new trial. On July 9, 2025, Micron filed a notice of appeal to the CAFC, case no. 2025-1936. The appeal is pending.

On December 11, 2023, Micron filed a complaint against Netlist in the District Court of the Fourth Judicial District of the State of Idaho, Ada County (“Idaho State Court”) (Case No. CV01-23-19920), alleging that Netlist violated Idaho Code § 48-1703 by making a bad faith assertion of infringement of the ’833 Patent in WDTX, seeking compensatory and exemplary damages pursuant to Code §§ 48-1706(b) and (d), and costs and fees, including reasonable attorneys’ fees, pursuant to Code § 48-1706(c). Netlist removed the case to the U.S. District Court for the District of Idaho, and Micron moved to remand the case to the Idaho State Court. On August 16, 2024, the District of Idaho remanded this case to the Idaho State Court. On August 20, 2024, Netlist appealed the remand to the CAFC, case no. 2024-2281, and moved the District of Idaho to stay the remand. On September 17, 2024, Micron moved to dismiss or transfer the appeal to the U.S. Court of Appeals for the Ninth Circuit, which the CAFC denied on December 19, 2024. On September 18, 2024, Netlist moved to dismiss the Idaho State Court case for lack of personal jurisdiction and failure to state a claim, which the Idaho State Court denied on December 5, 2024. On June 12, 2025, the CAFC denied Netlist’s motion to stay the remand pending the appeal; the appeal remains pending. The Idaho State Court case is currently set for trial starting on May 11, 2026.

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

On January 16, 2024, Micron filed a complaint against Netlist in Idaho State Court (Case No. CV01-24-01032), alleging that Netlist violated Idaho Code § 48-1703 by making a bad faith assertion of infringement of the ’918 and ’054 Patents in the EDTX, seeking compensatory and exemplary damages pursuant to Code §§ 48-1706(b) and (d), and costs and fees, including reasonable attorneys’ fees, pursuant to Code § 48-1706(c). Netlist removed the case to the U.S. District Court for the District of Idaho, and Micron moved to remand the case to the Idaho State Court. On August 13, 2024, the District of Idaho remanded this case to the Idaho State Court. On August 20, 2024, Netlist appealed the remand to the CAFC, case no. 2024-2282, and moved the District of Idaho to stay the remand. On September 10, 2024, the appeal was consolidated with the above-related appeal (Case No. 2024-2281). On September 17, 2024, Netlist moved to dismiss the Idaho State Court case for lack of personal jurisdiction and failure to state a claim, which the Idaho State Court denied on December 20, 2024. On June 27, 2025, the Idaho State Court granted Netlist’s motion to stay this case until the CAFC issues its opinion in the appeal of the IPR decisions involving the two patents.

On May 19, 2025, Netlist filed a complaint against Micron in the EDTX (Case No. 2:25-cv-00558) for infringement of ’087 Patent. On June 17, 2025, Micron moved to dismiss the complaint for improper venue.

On June 27, 2025, the Court consolidated this case with the case against Samsung asserting the ’087 Patent (Case No. 2:25-cv-00557).

On May 20, 2025, Micron filed a declaratory judgement action against Netlist in the DDE (Case No. 1:25-cv-00629) seeking a declaration that Micron does not infringe Netlist’s ’087 Patent. On June 11, 2025, Netlist filed a motion to dismiss or transfer this declaratory judgement action to the EDTX based upon its first-filed EDTX action asserting the ’087 Patent.

On June 2, 2025, Micron filed a complaint against Netlist in Idaho State Court (Case No. CV01-25-09858), alleging that Netlist violated Idaho Code § 48-1703 by making a bad faith assertion of infringement of the ’060, ’160, ’506, ’339, ’912, and ’417 Patents in the EDTX, seeking compensatory and exemplary damages pursuant to Code §§ 48-1706(b) and (d), and costs and fees, including reasonable attorneys’ fees, pursuant to Code § 48-1706(c). On June 24, 2025, Netlist removed the case to the U.S. District Court for the District of Idaho. On July 1, 2025, Netlist moved to dismiss or to transfer the case to the EDTX. On July 17, 2025, Micron filed a motion to remand the case to the Idaho State Court.

On July 10, 2025, Micron filed a declaratory judgement action against Netlist in the DDE (Case No. 1:25-cv-00863) seeking a declaration that Micron does not infringe Netlist’s ’731 Patent.

On July 28, 2025, Netlist filed a complaint against Micron and Avnet in the EDTX (Case No. 2:25-cv-00749) for infringement of the ’366 Patent, seeking damages from the infringement by the defendants, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief..

On July 29, 2025, Micron filed a declaratory judgement action against Netlist in the DDE (Case No. 1:25-cv-00942) seeking a declaration that Micron does not infringe Netlist’s ’366 Patent.

Google Litigation

On December 4, 2009, Netlist filed a complaint against Google, Inc. in the U.S. District Court for the Northern District of California (Case no. 3:09-cv-05718), for infringement of the ’912 Patent, seeking damages, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, and a preliminary and permanent injunction. On October 17, 2022, the Court entered a stipulated order to stay this case until the resolution of the patent infringement suit against Samsung filed on August 1, 2022 in EDTX (Case No. 2:22-cv-00293), including any appeal thereof.

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

On October 18, 2024, SECL filed a Petition for IPR of the ’024 Patent (Case No. IPR2025-00001). On February 20, 2025, Netlist filed its preliminary response to the Petition. On May 15, 2025, the PTAB granted institution of the IPR. On May 29, 2025, Netlist requested director review of the institution decision, which was denied on July 17, 2025. On August 7, 2025, Netlist filed a statutory disclaimer and a request for adverse judgment.

On October 24, 2024, SECL filed a Petition for IPR of the ’319 Patent (Case No. IPR2025-00002). On February 21, 2025, Netlist filed its preliminary response to the Petition. On May 15, 2025, the PTAB granted institution of the IPR. On May 29, 2025, Netlist requested director review of the institution decision, which was denied on July 17, 2025. On August 7, 2025, Netlist filed a statutory disclaimer and a request for adverse judgment.

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

Other Contingent Obligations

In the ordinary course of our business, we have made certain indemnities, commitments and guarantees pursuant to which we may be required to make payments in relation to certain transactions. These may include, among others: (i) intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; (ii) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by applicable investment or loan documents, as applicable; and (vi) indemnities or other claims related to certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities or may face other claims arising from our use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. Historically, we have not been obligated to make significant payments as a result of these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Note 7—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of June 28, 2025 or December 28, 2024.

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

Common Stock

June 2025 Offering

On June 24, 2025, we entered into the June 2025 Purchase Agreement with the Purchasers, pursuant to which the we issued and sold to the Purchasers in the June 2025 Offering an aggregate of (i) 17,142,860 shares of our common stock, and (ii) 34,285,720 June 2025 Warrants to purchase the June 2025 Warrant Shares at a combined purchase price of $0.70 per share and accompanying June 2025 Warrant. Mr. Hong purchased $3.0 million of shares and accompanying June 2025 Warrants in the June 2025 Offering. The June 2025 Offering closed on June 25, 2025. The net proceeds to us from the June 2025 Offering were approximately $11.3 million, after deducting placement agent fees and offering costs paid by us.

The June 2025 Warrants are exercisable at any time on or after the issuance date, have a term of five years from the issuance date, have an exercise price of $0.70 per share, contain customary 4.99%/9.99% blocker provisions and provide for the cash payment of the Black-Scholes value of the June 2025 Warrants upon the occurrence of certain fundamental transactions. The exercise price and the number of June 2025 Warrant Shares issuable upon exercise of the June 2025 Warrants are subject to adjustment in the event of, among other things, certain transactions affecting our common stock (including without limitation stock splits and stock dividends). In addition, the exercise price of the June 2025 Warrants is subject to reduction in the event of certain common stock and common stock equivalent issuances, other than certain agreed exempt issuances, at a price lower than the exercise price of the June 2025 Warrants then in effect. Furthermore, if at any time on or after the date of issuance there occurs any Share Combination Event and the lowest daily volume weighted average price of our common stock during the period commencing on the trading day immediately following the applicable Share Combination Event and ending on the fifth trading day immediately following the applicable Share Combination Event is less than the exercise price of the June 2025 Warrants then in effect, then the exercise price of the June 2025 Warrants will be reduced to the lowest daily volume weighted average price of our common stock during such period.

In addition, pursuant to the June 2025 Purchase Agreement, our director and executive officers entered into lock-up agreements with us, pursuant to which they agreed not to offer for sale, contract to sell, or sell any shares of our common stock or any securities convertible into, or exercisable or exchangeable for, shares of our common stock, for a period of 90 days from the closing of the June 2025 Offering, subject to certain customary exceptions.

Further, pursuant to the terms of the June 2025 Purchase Agreement, we have agreed for a period of 90 days from the closing of the June 2025 Offering not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the June 2025 Purchase Agreement) or (ii) file any registration statement or amendment or supplement to any registration statement. The June 2025 Purchase Agreement also provides that we may not, subject to the exceptions described in the June 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the June 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the June 2025 Purchase Agreement) until the six-month anniversary of the closing date of the June 2025 Offering.

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into a purchase agreement (the “March 2025 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock, subject to the conditions and limitations set forth in the March 2025 Purchase Agreement.  Concurrent with the execution of the March 2025 Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park relating to the common stock to be sold to Lincoln Park. As consideration for entering into the March 2025 Purchase Agreement, we issued to Lincoln Park 1,123,023 shares of our common stock as initial commitment shares in a noncash transaction on March 13, 2025 and will issue up to 1,123,023 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. We will not receive any cash proceeds from the issuance of these additional commitment shares. Pursuant to the June 2025 Purchase Agreement, we may not effect any sale under the March 2025 Purchase Agreement for a period of 90 days from the closing of the June 2025 Offering.

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

During the six months ended June 28, 2025, Lincoln Park purchased an aggregate of 1,176,000 shares of our common stock for a net purchase price of $1.1 million under the March 2025 Purchase Agreement. In connection with the purchase, we issued to Lincoln Park an aggregate of 16,310 shares of our common stock as additional commitment shares in noncash transactions.

Note 8—Stock-Based Awards

As of June 28, 2025, we had 2,460,997 shares of our common stock reserved for future issuance under our Amended and Restated 2006 Incentive Plan (“Amended 2006 Plan”). Stock options granted under the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for our employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the six months ended June 28, 2025:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 28, 2024	3,257	$0.78
Granted	—	—
Exercised	(96)	0.53
Expired or forfeited	(415)	1.14
Outstanding as of June 28, 2025	2,746	$0.73

Restricted Stock Units

The following table summarizes the activity related to RSUs during the six months ended June 28, 2025:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 28, 2024	3,682	$2.49
Granted	635	0.67
Vested	(965)	2.96
Forfeited	(266)	2.46
Balance nonvested as of June 28, 2025	3,086	$1.97

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Cost of sales	$42	$45	$50	$66
Research and development	137	198	345	560
Selling, general and administrative	834	885	1,589	1,876
Total	$1,013	$1,128	$1,984	$2,502

As of June 28, 2025, we had approximately $4.8 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 1.9 years.

Note 9—Warrants

Warrant activity for the six months ended June 28, 2025 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 28, 2024	38,384	$1.78
Granted	34,286	0.70
Exercised	—	—
Expired	(13,636)	1.10
Outstanding as of June 28, 2025	59,034	$1.31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements contained in this MD&A and the condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to collect any damages awarded to us, including in our litigation with Samsung Electronics Co., Ltd., Samsung Semiconductor Inc., and Samsung Electronics America Inc. (collectively, “Samsung”) and/or in our litigation with Micron Technology, Inc. (“Micron”);
●	our beliefs and estimates regarding potential intellectual property suits or claims in process under current litigation;
●	our ability to defend successfully any challenges to our intellectual property or claims asserting patent infringement relating to our products;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, protecting, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

All forward-looking statements reflect management’s present assumptions, expectations and beliefs regarding future events and are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by any forward-looking statements. These risks and uncertainties include those described under “Risk Factors” in Part II, Item 1A of this Quarterly Report. In light of these risks and uncertainties, our forward-looking statements should not be relied on as predictions of future events. All forward-looking statements reflect our assumptions, expectations and beliefs only as of the date they are made, and except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

The following MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report, as well as our Annual Report on Form 10-

K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025 (the “Annual Report”). All information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “Netlist,” “we,” “us,” or “our” as used herein refers collectively to Netlist, Inc. and its consolidated subsidiaries, unless otherwise stated.

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

During the second quarter of 2025, we recorded net sales of $41.7 million, gross profit of $1.4 million and net loss of $6.1 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit under a bank credit facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), funds raised through our equity line arrangement under the March 2025 Purchase Agreement (as defined below), and proceeds raised from the June 2025 Offering (as defined below). See “Liquidity and Capital Resources” and “Recent Developments” below for more information.

Recent Developments

June 2025 Offering

On June 24, 2025, we entered into a Securities Purchase Agreement (the “June 2025 Purchase Agreement”) with certain investors, including Chun K. Hong, Chairperson of our board of directors, President and Chief Executive Officer (collectively, the “Purchasers”), pursuant to which we issued and sold to the Purchasers in a registered offering (the “June 2025 Offering”) (i) 17,142,860 shares of our common stock, and (ii) 34,285,720 Common Stock Purchase Warrants (the “June 2025 Warrants”) to purchase up to an aggregate of 34,285,720 shares (the “June 2025 Warrant Shares”) of our common stock at a combined purchase price of $0.70 per share and accompanying June 2025 Warrant. Mr. Hong purchased $3.0 million of shares and accompanying June 2025 Warrants in the June 2025 Offering. The June 2025 Offering closed on June 25, 2025. The net proceeds to us from the June 2025 Offering were approximately $11.3 million, after deducting placement agent fees and offering costs paid by us.

The June 2025 Warrants are exercisable at any time on or after the issuance date, have a term of five years from the issuance date, have an exercise price of $0.70 per share, contain customary 4.99%/9.99% blocker provisions and provide for the cash payment of the Black-Scholes value of the June 2025 Warrants upon the occurrence of certain fundamental transactions. The exercise price and the number of June 2025 Warrant Shares issuable upon exercise of the June 2025 Warrants are subject to adjustment in the event of, among other things, certain transactions affecting our common stock (including without limitation stock splits and stock dividends). In addition, the exercise price of the June 2025 Warrants is subject to reduction in the event of certain common stock and common stock equivalent issuances, other than certain agreed exempt issuances, at a price lower than the exercise price of the June 2025 Warrants then in effect. Furthermore, if at any time on or after the date of issuance there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving our common stock (each, a “Share Combination Event”) and the lowest daily volume weighted average price of the common stock during the period commencing on the trading day immediately following the applicable Share Combination Event and ending on the fifth trading day immediately following the applicable Share Combination Event is less than the exercise price of the June 2025 Warrants then in effect, then the exercise price of the June 2025 Warrants will be reduced to the lowest daily volume weighted average price of the common stock during such period.

On June 24, 2025, we entered into the Placement Agreement with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to act our placement agent in connection with the June 2025 Offering. Pursuant to the terms of the Placement Agreement, in consideration for its placement agent services, we paid Roth a cash fee in an amount equal to 4.0% of the aggregate gross proceeds received by us in connection with the closing of the June 2025 Offering, excluding the gross proceeds received by us from the sale of securities to Mr. Hong.

In addition, pursuant to the June 2025 Purchase Agreement, our director and executive officers entered into lock-up agreements with us, pursuant to which they agreed not to offer for sale, contract to sell, or sell any shares of our common stock or any securities convertible into, or exercisable or exchangeable for, shares of our common stock, for a period of 90 days from the closing of the June 2025 Offering, subject to certain customary exceptions.

Further, pursuant to the terms of the June 2025 Purchase Agreement, we have agreed for a period of 90 days from the closing of the June 2025 Offering not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the June 2025 Purchase Agreement) or (ii) file any registration statement or amendment or supplement to any registration statement. The June 2025 Purchase Agreement also provides that we may not, subject to the exceptions described in the June 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the June 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the June 2025 Purchase Agreement) until the six-month anniversary of the closing date of the June 2025 Offering.

Economic Conditions, Challenges and Risks

The U.S. government has recently implemented significant tariff increases on imports from the People’s Republic of China (“PRC”) and the PRC has retaliated with its own tariffs. While we do not believe we have been materially affected by the recent tariffs or changes in trade policy, tariffs, quotas, trade agreements or other trade restrictions could affect our supply and manufacturing capabilities in the PRC, increase our operating expenses and reduce gross margins and could reduce our sales to customers located in the PRC, which, as of the quarter ended June 28, 2025, accounted for a majority of our net sales. These net sales were significantly concentrated between three large customers. The scope, duration, and broader economic impact of such measures remain uncertain and will depend on several factors, including ongoing negotiations between the U.S. and the PRC and/or other countries, their respective responses, and any possible exemptions or exclusions that may be granted or other countries targeted with tariffs.

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

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three and six months ended June 28, 2025 and June 29, 2024 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2025	2024	Change	2025	2024	Change
Net sales	$41,706	$36,835	13%	$70,681	$72,642	(3%)
Cost of sales	40,314	36,062	12%	67,989	71,154	(4%)
Gross profit	$1,392	$773	80%	$2,692	$1,488	81%
Gross margin percentage	3%	2%		4%	2%

Net Sales

Net sales increased by approximately $4.9 million during the second quarter of 2025 compared to the same period of 2024, primarily as a result of a $8.5 million increase in the sale of registered DIMM (“RDIMM”) and discrete memory component products, partially offset by a $2.6 million decrease in sales of our flash and solid-state drives (“SSD”) products, and a $1.0 million decrease in sales of low-profile memory subsystem products.

Net sales decreased by approximately $2.0 million during the first six months of 2025 compared to the same period of 2024, primarily as a result of a $5.1 million decrease in sales of our flash and SSD products, and a $2.5 million decrease in sales of low-profile memory subsystem products, partially offset by a $5.6 million increase in the sale of RDIMM and discrete memory component products

Gross Profit and Gross Margin

Gross profit and gross margin percentage increased during the second quarter and first six months of 2025 compared to the same periods of 2024, primarily as a result of product sales mix.

Operating Expenses

Operating expenses for the three and six months ended June 28, 2025 and June 29, 2024, were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2025	2024	Change	2025	2024	Change
Research and development	$833	$2,369	(65%)	$1,726	$4,810	(64%)
Percentage of net sales	2%	6%		2%	7%
Intellectual property legal fees	$3,480	$10,514	(67%)	$10,507	$23,054	(54%)
Percentage of net sales	8%	29%		15%	32%
Selling, general and administrative	$3,326	$2,966	12%	$6,473	$6,082	6%
Percentage of net sales	8%	8%		9%	8%

Research and Development

Research and development expenses decreased during the second quarter and first six months of 2025 compared to the same periods of 2024, primarily due to a reduction in employee headcount and the associated decrease in overhead costs.

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

Intellectual property legal fees decreased during the second quarter and first six months of 2025 compared to the same periods of 2024 due primarily to lower legal expenses incurred to protect and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased during the second quarter and first six months of 2025 compared to the same periods of 2024, due primarily to an increase in employee headcount and the related overhead and outside services.

Other Income, Net

Other income, net for the three months and six ended June 28, 2025 and June 29, 2024 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2025	2024	Change	2025	2024	Change
Interest income, net	$133	$257		$353	$634
Other income, net	36	41		96	79
Total other income, net	$169	$298	(43%)	$449	$713	(37%)

Interest income, net decreased during the second quarter and first six months of 2025 compared to the same periods of 2024, primarily as a result of interest earned on lower cash balances. Other income, net was consistent during the second quarter and first six months of 2025 compared to the same periods of 2024.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and receipts from revenues. In addition, we have received proceeds from our entry into a Strategic Product Supply and License Agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”), on April 5, 2021 (the “Strategic Agreement”), which we used to support our operations. We have also funded our operations with a revolving line of credit under a bank credit facility with SVB, funds raised through the March 2025 Purchase Agreement, and proceeds raised from the June 2025 Offering.

The following tables present selected financial information as of June 28, 2025 and December 28, 2024 and for the first six months of 2025 and 2024 (in thousands):

	June 28,	December 28,
	2025	2024
Cash, cash equivalents and restricted cash	$29,038	$34,607
Working capital	(8,249)	(7,305)

	Six Months Ended
	June 28,	June 29,
	2025	2024
Net cash used in operating activities	$(17,732)	$(22,025)
Net cash used in investing activities	(25)	(64)
Net cash provided by financing activities	12,188	5,650

During the six months ended June 28, 2025, net cash used in operating activities was primarily a result of net loss of $15.6 million, non-cash adjustments to net loss of $2.1 million, and net cash outflows from changes in operating assets and liabilities of $4.2 million driven predominantly by a decrease in accounts payable, an increase in inventories due to orders not shipped in June 2025, partially offset by an increase in deferred revenue related to advance payments received on orders shipped in July 2025. Net cash provided by financing activities during the six months ended June 28, 2025 primarily consisted of $1.1 million in net proceeds from the issuance of common stock under the March 2025 Purchase Agreement and $11.6 million in net proceeds from issuance of common stock under the June 2025 Purchase Agreement, partially offset by $0.1 million in net repayments under the 2023 SVB Credit Agreement (as defined below), and $0.4 million in payments of notes payable to finance insurance policies.

During the six months ended June 29, 2024, net cash used in operating activities was primarily a result of net loss of $31.7 million, non-cash adjustments to net loss of $3.0 million, and net cash inflows from changes in operating assets and liabilities of $6.7 million driven predominantly by an increase in deferred revenue related to an advance payment received on an order shipped in July 2024 and decrease in inventories due to higher turnovers, partially offset by the decrease in accounts payable due to the payments made for the legal fees incurred to defend our patent portfolio. Net cash provided by financing activities during the six months ended June 29, 2024 primarily consisted of $5.2 million in net proceeds from issuance of common stock under our purchase agreement with Lincoln Park dated September 28, 2021, $0.7 million in net borrowings under the 2023 SVB Credit Agreement, offset by $0.3 million in payments of notes payable to finance insurance policies.

Capital Resources

June 2025 Offering

On June 24, 2025, we entered into the June 2025 Purchase Agreement pursuant to which the we issued and sold to the Purchasers in the June 2025 Offering an aggregate of (i) 17,142,860 shares of our common stock, and (ii) 34,285,720 June 2025 Warrants to purchase the June 2025 Warrant Shares at a combined purchase price of $0.70 per share and accompanying 2025 Warrant. Mr. Hong purchased $3.0 million of shares and accompanying June 2025 Warrants in the June 2025 Offering. The June 2025 Offering closed on June 25, 2025. The net proceeds to us from the June 2025 Offering were approximately $11.3 million, after deducting placement agent fees and offering costs paid by us.

Further, pursuant to the terms of the June 2025 Purchase Agreement, we have agreed for a period of 90 days from the closing of the June 2025 Offering not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the June 2025 Purchase Agreement) or (ii) file any registration statement or amendment or supplement to any registration statement. The June 2025 Purchase Agreement also provides that we may not, subject to the exceptions described in the June 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the June 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the June 2025 Purchase Agreement) until the six-month anniversary of the closing date of the June 2025 Offering.

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into a purchase agreement (the “March 2025 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the March 2025 Purchase Agreement subject to the conditions and limitations set forth in the March 2025 Purchase Agreement. As of June 28, 2025, $73.9 million remains available under the March 2025 Purchase Agreement with Lincoln Park. Pursuant to the June 2025 Purchase Agreement, we may not effect any sale under the March 2025 Purchase Agreement for a period of 90 days from the closing of the June 2025 Offering.

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

As of June 28, 2025, the outstanding borrowings under the 2023 SVB Credit Agreement were $1.1 million with no availability under the revolving line of credit. During the six months ended June 28, 2025, we made net repayments of $0.1 million under the 2023 SVB Credit Agreement.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with the cash received under the Strategic Agreement with SK hynix, proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park, cash receipts from net sales, borrowing availability under the 2023 SVB Credit Agreement, funds raised through future equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, this estimate may ultimately be incorrect and we may use our cash resources faster than we expect as a result of many factors, including costs to defend our intellectual property portfolio, the results of ongoing litigation and legal proceedings, demand and acceptance of our products, whether our current customers continue purchasing our products, costs of developing and improving our products, our results of operations, including our level of net product sales that we receive which can vary based on a number of factors, including the amount and timing of vendor payments, the timing of customer orders, the effects of changes in international trade policy, non-reoccurring items and changing projected inventory needs and estimates.

Pursuant to a Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 24, 2025, an annual meeting of the stockholders will be held to address certain proposals, including a proposal to increase the authorized number of shares of our common stock from 450,000,000 to 675,000,000. If we are unsuccessful in securing stockholder approval to increase the authorized shares of our common stock, this could impede our ability to issue shares of our common stock for corporate purposes, including any equity-based financing to support the execution of our business strategy.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the annual periods beginning January 1, 2024, and becomes effective for interim periods within fiscal years beginning January 1, 2025. We adopted this guidance on December 28, 2024. The adoption only impacted our disclosure and has no material impact on the Company’s condensed consolidated financial statements as of and for the quarter ended June 28, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and we maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded there was a material weakness in our internal controls due to the lack of an independent board and audit committee until the recent board appointments and audit committee’s reformation in June 2025. As a result of these circumstances and the related lack of independent committee oversight of the financial reporting process, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was not effective as of June 28, 2025 based on the criteria set forth by COSO.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting and Remediation Initiatives

As noted above and in June 2025, we formed an audit committee of our board of directors (the “Audit Committee”) and appointed two additional independent members of our Board of Directors. This Audit Committee now assists in evaluating our system of internal controls and provides oversight of our financial reporting process. Despite the reformation of our Audit Committee and these recent appointments, the material weakness discussed above cannot be considered remediated until these controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively.

Other than the formation of the Audit Committee and appointment of these two additional independent members of our Board of Directors, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. Some of the more significant challenges and risks include the following:

●	We have historically incurred losses and may continue to incur losses;
●	We may not be able to collect or otherwise receive value for the damages awarded to us in any of our litigations, including with Samsung and Micron, which could have an adverse impact on our business, financial condition and operating results;
●	We are involved in multiple lawsuits and administrative actions in multiple jurisdictions to protect and assert our intellectual property rights against large, well-capitalized companies, which requires that we continue to expend substantial financial and management resources, and we may not be successful in these proceedings;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	The vast majority of our net product sales in recent periods have been generated from resales of products, including products sourced from SK hynix, and any decline in these product resales could significantly harm our performance;
●	We are subject to risks relating to our focus on developing our compute express link (“CXL”) products for our target customer markets;
●	Sales to a small number of customers currently and have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are subject to risks of disruption in the supply of component products;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry and the ongoing effects of recent changes to international trade and tariff policies;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could adversely affect our revenues, gross margin and earnings;
●	Our manufacturing operations involve significant risks;
●	We also depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;
●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;

●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition;
●	Increased prices and inflation or the effects of changes in international trade policies and the changing tariff environment could negatively impact our margin performance and our financial results;
●	Geopolitical risks associated with the ongoing conflicts between Russia and Ukraine and Israel and Palestine continue to contribute to heightened market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. While we have taken steps to remediate this material weakness, if we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business;
●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results;
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us;
●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all. Our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate;
●	Our inability to increase the authorized number of shares of our capital stock could impede our ability to pursue our strategic objectives, complete equity-based funding activities, provide equity incentives to engage key talent and negatively impact stockholder value;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally could adversely affect our operations and liquidity;
●	As our shares of common stock are not listed on a national securities exchange, it may be more difficult for you to dispose of your shares and they may be less liquid when compared to securities that are listed on a national securities exchange;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our outstanding warrants, equity incentive plans or the March 2025 Purchase Agreement, would result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business; and

●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

In the litigation, Micron has filed post-trial motions for judgment as a matter of law and for a new trial, which were denied by the Court. This case is on appeal before the CAFC.

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

We or any of our third-party partners may fail to comply with our or their contractual obligations under our third-party contracts.

We rely on a variety of third-party vendors, manufacturers, and strategic partners, such as SK hynix, to support critical aspects of our operations. Our or our third-party partners’ failure to comply with the terms and conditions of these third-party contracts—whether due to oversight, misinterpretation, operational challenges, or changes in business priorities—could result in contractual breaches. Such breaches may lead to penalties, termination of agreements, litigation, reputational harm, or disruptions in service delivery. Additionally, non-compliance could adversely affect our ability to maintain key relationships, negotiate favorable terms in future contracts, or scale our operations efficiently. Any of these outcomes could materially and adversely impact our financial condition, results of operations, and business prospects.

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

We have invested significant research and development time and capital in the design of application-specific integrated circuits (“ASICs”) and hybrid devices, including our CXL technology-based memory expansion controller. These products are subject to significant risks, including the following:

●	we are dependent on a limited number of suppliers for the non-volatile memory, volatile memory, ASICs, and other components that are essential to the functionality of these products, and in the past, we have experienced supply chain disruptions and shortages of volatile and non-volatile memory components required to create these products as a result of issues that are specific to our suppliers or the industry as a whole and these shortages may be exacerbated by newly imposed international tariffs;
●	CXL and some of our other next-generation products may require additional time including the services and attention of key employees who have competing demands on their available time and may require capital investment to bring the products to market;
●	our development and commercialization strategies for these products may not align with industry demands;
●	we are required to demonstrate the quality and reliability of our products to and qualify them with our customers before purchases are made, which requires investments of time and resources in significant and unpredictable amounts prior to the receipt of any revenues from these customers; and
●	our memory expansion controller products or other new products, such as CXL, may contain currently undiscovered flaws, the correction of which could result in increased costs and time to market.

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

Our target markets are characterized by a limited number of large companies, and consolidation in one or more of these markets may further increase this concentration. As a result, sales to small numbers of customers have historically represented and currently represent a substantial portion of our net product sales, and we expect this concentration to continue. For example, for the quarter ended June 28, 2025, three customers represented approximately 34%, 16%, and 13% of our net product sales, respectively. Additionally, the composition of major customers and their respective contributions to our net product sales have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. We believe our performance depends in significant part on our ability to establish and maintain relationships with and effect substantial sales to our large customers.

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

Our ability to maintain or increase our product sales to our key customers depends on a variety of factors, many of which are beyond our control. These factors include our customers’ continued sales of servers and other computing systems that incorporate our memory subsystems, our customers’ continued incorporation of our products or the component products we resell into their systems, and our customers’ sales activity and business results. Because of these and other factors, sales to these customers may not continue and the amount of such sales may not reach or exceed historical levels in any future period. The loss of a major customer or a reduction in sales to or difficulties in collecting payments from these customers could significantly reduce our net sales and adversely affect our operating results.

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

In particular, semiconductor memory and storage markets are highly competitive which could materially and adversely affect our business, results of operations, or financial condition.

The semiconductor memory and storage markets, in particular, are generally highly competitive and companies may use aggressive pricing to obtain market share. Our suppliers may seek to increase wafer output, improve yields, and reduce die size, which could result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Increases in worldwide supply of semiconductor memory and storage could lead to declines in average selling prices and a decrease in short-term and/or long-term demand resulting in industry oversupply and could materially adversely affect our business, results of operations, or financial condition.

Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry and the ongoing effects of recent changes to international trade and tariff policies.

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

Additionally, we could experience prolonged disruption, material malfunction, interruption or other loss of operations at any manufacturing facility for any number of reasons, including the occurrence of a contagious disease or illness, international tariffs or trade wars, such as the recent tariffs between the United States and PRC, cyber-attacks, catastrophic weather events, labor disruptions, or conflicts or disagreements between the PRC and Taiwan or the PRC and the United States, or we may need to add manufacturing capacity to satisfy any increased demand for our products. Under these circumstances, our manufacturing costs may increase, decrease our gross margin, decrease our control over manufacturing processes, limit our ability to satisfy customer requirements and demand and delay new product development until we secure additional manufacturing capacity, which we may not be able to do in a timely manner, on acceptable terms or at all. If any of these risks occur, our operations, performance and customer relationships could be severely harmed. We may experience a decline in our gross margin and supply disruptions as a result of the recent international tariffs between the United States and China and this trend may continue.

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

We also depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks.

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

To date, we have been highly dependent on the experience, relationships and technical knowledge of certain key employees. We believe our future success will be dependent on our ability to retain the services of these key employees, develop their successors and properly manage the transition of their roles should departures occur. The loss of these key employees or their inability to continue to provide their services could delay the development and introduction of new or enhanced products or technologies, negatively impact our ability to sell our existing products, limit our ability to pursue our other business goals and strategies and otherwise harm our business. We do not have employment agreements with any of our employees other than Chun K. Hong, our President, Chief Executive Officer and a member of our board of directors, and as a result most of our employees may terminate their employment with us at any time.

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

Due to the geographic concentration of our manufacturing operations in our PRC facility and our small number of suppliers, including SK hynix for many of the components and/or products we resell, a disruption resulting from equipment or power failures, quality control issues, human errors, government intervention, cyber-attacks, geopolitical changes or natural disasters, including earthquakes and floods, could require significant costs to repair and could interrupt or interfere with product manufacture and sale and cause significant delays in product shipments, which could harm our customer relationships, financial condition and results of operations. In the past, our PRC facility has suffered water damage as a result of heavy rains and floods, which forced us to temporarily halt manufacturing at the facility while necessary repairs or equipment replacements were made. This incident caused us to incur additional expenses because we were forced to shift our manufacturing activities to a third-party facility in the PRC to mitigate the disruption in product shipments to our customers. If manufacturing at the PRC facility is disrupted for similar or other reasons in the future, we may again be subject to increased expenses in order to engage a third-party manufacturer, or, if we are not able to secure alternative manufacturing capabilities, our ability to sell products and our relationships with our customers could be materially harmed. Additionally, we may be forced to bear significant costs in order to repair any damage to our manufacturing equipment and facility. Any of these outcomes could have a material adverse effect on our business and results of operations.

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

While our information technology systems include security measures designed to prevent unauthorized access, employee error, employee malfeasance, or other causes including intentional misconduct by computer hackers, could circumvent these measures and result in unauthorized access to these systems in a manner that materially and adversely affects our operations. Because the techniques used to gain unauthorized access to information technology systems evolve frequently and often are not recognized until successful, we may be unable to anticipate these techniques or implement adequate preventative measures in a timely manner. The growth of AI capabilities may also lead to new or more sophisticated methods of attack that are not anticipated. Any security breach could require significant resources to correct, if correction is possible, and could result in a material disruption to our business, misappropriation or loss of data, loss of confidence in us by our customers, damage to our reputation, and legal liability. Further, any failure to implement appropriate security measures to protect our information or any breach or other failure of our systems that results in unauthorized access, manipulation, disclosure or loss of this information could result in our violation of any U.S. or foreign data protection laws that are applicable to us, including the California Consumer Privacy Act (“CCPA”) which went into effect in January 2020. Further, the California Privacy Rights Act (“CPRA”), which became effective in 2023 and amends the CCPA, creates additional obligations with respect to processing and storing personal information, as well as establishes a new regulatory authority to enforce the CCPA and CPRA which is in the process of drafting and implementing new regulations. Unlike other state privacy laws, the CCPA also regulates personal information collected in a business to business and in human resources contexts which impacts our business operations. These laws, the regulations, and their interpretation and application are constantly evolving, and they could be interpreted and applied in a manner that is inconsistent with our current practices or they could become more stringent over time. Efforts to comply with applicable data protection laws or any new interpretations of their application could involve significant time and substantial costs or require us to change our business practices and compliance procedures, and any failures to so comply could subject us to substantial civil or criminal fines or sanctions. Any of these outcomes could have a material negative impact on our business, performance and prospects.

Our operations in the PRC could also be subject to recent significant developments concerning privacy and data security. The Data Security Law of the PRC (“Data Security Law”), which took effect on September 1, 2021, requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data. Also in the PRC, the Personal Information Protection Law, which took effect on November 1, 2023, introduced stringent protection measures for processing personal information. We may be required to make further adjustments to our business practices to comply with the data security and data protection laws in the PRC, and such regulations may interfere with intended business activities, or cause us to incur additional costs.

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

Increased prices and inflation or the effects of changes in international trade policies and the changing tariff environment could negatively impact our margin performance and our financial results.

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

We sell products to foreign corporations and deliver products to facilities located in foreign countries, and, as of the quarter ended June 28, 2025, a majority of our net sales were to customers located in the PRC. To facilitate this process and to meet the long-term projected demand for our products, we utilize manufacturing facilities in the PRC, Taiwan and Korea where we produce our products.

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

In addition, under its current leadership, the government of the PRC has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the PRC government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our activities in the PRC. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and could change further. The PRC’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The U.S. government has called for substantial changes to foreign trade policy with PRC and has raised, and has proposed to further raise in the future, tariffs on several PRC goods. The PRC has retaliated with increased tariffs on U.S. goods. Some of these additional tariffs have been implemented and others have been conditionally paused, and it is reasonably possible that new or additional tariffs will be periodically announced given the current global trade environment. A significant portion of our sales are to customers located in the PRC. Depending upon their implementation and duration of these tariffs, as well as our ability to mitigate their impact, these tariffs and any other future regulatory actions implemented on a broader range of products or raw materials could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers and consumers, reduced sales of our products, and disruptions in our supply chain. The volatility and unpredictability of international trade policies and conditions add further complexity to our operations, making it challenging to forecast and plan effectively. We are not able to predict future trade policy of the United States (including any potential changes in U.S. trade policy if there is a change in administration) or of any foreign countries in which we operate or purchase goods, or the terms of any trade agreements or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence or threat of a trade war or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operating results and financial condition.

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

We have identified a material weakness in our internal control over financial reporting. While we have taken steps to remediate this material weakness, if we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of June 28, 2025, our management concluded there was a material weakness in our internal controls due to the lack of an independent board and audit committee until the recent board appointments and audit committee’s reformation in June 2025. As a result of these circumstances and the related lack of independent committee oversight of the financial reporting process, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was not effective as of June 28, 2025 based on the criteria set forth by COSO.

In June 2025, we formed an Audit Committee and appointed two additional independent members of our Board of Directors. This Audit Committee now assists in evaluating our system of internal controls and provides oversight of our financial reporting process. Despite the reformation of our Audit Committee and these recent appointments, the material weakness discussed above cannot be considered remediated until these controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

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

To support our activities in the near term, we expect to rely on cash generated from our business, the cash received under the Strategic Agreement entered into on April 5, 2021 with SK hynix, proceeds from issuances of debt and equity securities, proceeds from our registered offerings with certain investors, the equity financing available under the March 2025 Purchase Agreement entered into with Lincoln Park on March 13, 2025, and borrowing availability under our credit facility with SVB. Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

Our capital requirements will depend on many factors, including, among others:

●	the costs associated with maintaining, defending and enforcing our intellectual property rights;
●	the acceptance of, and demand for, our products and the component products we resell to customers;
●	our success, and that of our strategic partners, in developing and selling products derived from our technology;
●	the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies;
●	the costs of developing, improving and maintaining our internal design, testing and manufacturing processes;
●	our results of operations, including our levels of net product sales and any other revenues we may receive, including non-recurring engineering fees, licensing fees, royalties, or other fees;
●	the amount and timing of vendor payments and the collection of receivables, among other factors affecting our working capital;
●	whether our current customers continue purchasing our products;
●	changing projected inventory needs and estimates;
●	our receipt of cash proceeds from the exercise of outstanding stock options to acquire our common stock;
●	the results of ongoing litigation and legal proceedings;
●	the nature and timing of acquisitions or other strategic transactions or relationships in which we engage, if any;
●	changes in international trade policies; and
●	the costs associated with the continued operation, and any future growth, of our business.

As of June 28, 2025, we do not have any additional borrowing availability under the revolving line of credit with SVB. Pursuant to the June 2025 Purchase Agreement, we may not effect any sale under the March 2025 Purchase Agreement for a period of 90 days from the closing of the June 2025 Offering. Further, pursuant to the terms of the June 2025 Purchase Agreement, we have agreed for a period of 90 days from the closing of the June 2025 Offering not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the June 2025 Purchase Agreement) or (ii) file any registration statement or amendment or supplement to any registration statement. We also have a limited number of authorized shares of our common stock and may not be able to increase the number of authorized shares of our common stock to meet future equity financing needs. See “Risk Factors — Risks Related to Capitalization and Financial Markets —The inability to increase the authorized capital stock could impede our ability to pursue our strategic objectives, provide equity incentives to engage key talent and negatively impact stockholder value.” Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. Further, even if our near-term liquidity expectations prove correct, we may still seek to raise capital through one or more of these financing alternatives. However, we may not be able to obtain capital when needed or desired, on terms acceptable to us or at all.

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

Our inability to increase the authorized number of shares of our capital stock could impede our ability to pursue our strategic objectives, complete equity-based funding activities, provide equity incentives to engage key talent and negatively impact stockholder value.

Pursuant to a Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 24, 2025, an annual meeting of the stockholders will be held to address certain proposals, including a proposal to increase the authorized number of shares of our common stock from 450,000,000 to 675,000,000. We believe a greater number of authorized shares of our common stock would provide us with flexibility to issue shares of common stock for any proper corporate purpose, which could include strategic investments, strategic partnership arrangements, awards or grants under employee equity incentive plans, equity-based financing to support the execution of our business strategy, or other general purposes. The availability of additional authorized shares of our common stock would enhance the business and financial flexibility and allow us to execute any of these transactions in the future without the possible delays and significant expense of obtaining additional shareholder approval, unless otherwise required by our governing documents, or applicable laws or regulatory requirements. We currently have no specific understandings, arrangements or agreements with respect to any future acquisitions that would require us to issue a material amount of new shares of our common stock.

If we are unsuccessful in securing stockholder approval to increase the authorized shares of our common stock, we may not be able to take timely advantage of market conditions or favorable financing or acquisition opportunities that could help us grow and create value for stockholders. This could impede our ability to pursue our strategic objectives and restrict the equity incentives available to attract, retain and motivate key talent, which could negatively impact the value of our stock, our business prospects and results of operations.

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

The market price at which our common stock trades may be influenced by many factors, including, among others, the following:

●	the results of legal proceedings in which we are involved;
●	our operating and financial performance and prospects;
●	investor perceptions of us and the industry in which we operate;
●	our ability to meet investor and analyst expectations for our operating results;
●	the availability and level of research coverage of and market-making in our common stock;
●	changes in buy/sell recommendations by analysts;
●	any financial projections we may provide to the public, any changes to these projections or our failure to meet these projections;
●	our announcement of significant strategic transactions or relationships or the initiation of legal proceedings, including patent infringement actions;
●	general political, economic and market conditions, including volatility or uncertainty in these conditions;
●	short selling activities;
●	third-party manipulation; and
●	the other risk factors described in this report.

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

As our shares of common stock are not listed on a national securities exchange, it may be more difficult for you to dispose of your shares and they may be less liquid when compared to securities that are listed on a national securities exchange.

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

Future issuances of our common stock or rights to purchase our common stock, including pursuant to our outstanding warrants, equity incentive plans or the March 2025 Purchase Agreement, would result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline.

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

As of June 28, 2025, there were 292,451,926 shares of our common stock outstanding. In addition, 2,746,451 shares of our common stock are subject to outstanding stock options, 3,085,505 shares of our common stock are subject to outstanding unvested restricted stock units, and 59,033,196 shares of our common stock are subject to outstanding warrants. We may also issue up to $75 million shares of common stock pursuant to the March 2025 Purchase Agreement. All outstanding shares of our common stock and stock issuable pursuant to the March 2025 Purchase Agreement are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, or warrants may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, and warrant agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

We intend to use all available funds to finance our operations and pursuant to the 2023 SVB Credit Agreement, we are required to obtain prior written consent from SVB prior to payment of any dividends. Accordingly, while all decisions about dividends are at the discretion of our board of directors, we have never declared or paid cash dividends on our capital stock in the past, and we have no intention of declaring or paying any such dividends in the foreseeable future. As a result, any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Trading Arrangements

During the fiscal quarter ended June 28, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

On June 24, 2025, Chun K. Hong, the Company’s President, Chief Executive Officer and Director, terminated a trading plan intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) of the Exchange Act, originally adopted on September 13, 2024, for the sale of up to 1,423,900 shares of our common stock and the net shares of our common stock that will be received by Mr. Hong after the withholding of shares to satisfy tax obligations upon the vesting of 224,750 RSUs. The plan was originally scheduled to terminate on December 31, 2025.

Item 6.	Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 17, 2018
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.2	Second Amended and Restated Bylaws of Netlist, Inc.		10-Q	001-33170	November 7, 2024
4.1	Form of Common Stock Purchase Warrant		8-K	001-33170	June 24, 2025
10.1˄	Form of Securities Purchase Agreement, dated June 24, 2025, by and among Netlist, Inc. and the purchasers identified therein		8-K	001-33170	June 24, 2025
10.2	Placement Agency Agreement, dated June 24, 2025, by and between Netlist, Inc. and Roth Capital Partners, LLC		8-K	001-33170	June 24, 2025
10.3	Form of Lock-Up Agreement		8-K	001-33170	June 24, 2025
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32.1+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.
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

Date:August 12, 2025	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)