Form 10-Q
period 2025-09-27
NETLIST INC
filed 2025-11-12
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

or

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

As of November 6, 2025, there were 307,249,351 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 27, 2025

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value) (Unaudited)

	September 27,	December 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,544	$22,507
Restricted cash	10,300	12,100
Accounts receivable, net of allowances of $33 (2025) and $41 (2024)	4,154	1,671
Inventories	17,565	2,744
Prepaid expenses and other current assets	12,312	733
Total current assets	54,875	39,755
Property and equipment, net	346	517
Operating lease right-of-use assets	683	1,101
Other assets	439	466
Total assets	$56,343	$41,839

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$37,283	$42,307
Revolving line of credit	3,437	1,230
Accrued payroll and related liabilities	865	808
Deferred revenue	26,974	40
Other current liabilities	861	2,675
Total current liabilities	69,420	47,060
Operating lease liabilities	181	641
Other liabilities	34	186
Total liabilities	69,635	47,887
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—675,000 (2025) and 450,000 (2024) shares authorized; 292,659 (2025) and 271,986 (2024) shares issued and outstanding	293	273
Additional paid-in capital	346,678	331,367
Accumulated deficit	(360,263)	(337,688)
Total stockholders' deficit	(13,292)	(6,048)
Total liabilities and stockholders' deficit	$56,343	$41,839

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net sales	$42,234	$40,186	$112,915	$112,828
Cost of sales	40,396	39,044	108,385	110,198
Gross profit	1,838	1,142	4,530	2,630
Operating expenses:
Research and development	822	2,177	2,548	6,987
Intellectual property legal fees	5,035	5,349	15,542	28,403
Selling, general and administrative	3,131	3,271	9,604	9,353
Total operating expenses	8,988	10,797	27,694	44,743
Operating loss	(7,150)	(9,655)	(23,164)	(42,113)
Other income, net:
Interest income, net	106	162	459	796
Other income, net	34	88	130	167
Total other income, net	140	250	589	963
Loss before provision for income taxes	(7,010)	(9,405)	(22,575)	(41,150)
Provision for income taxes	—	—	—	1
Net loss	$(7,010)	$(9,405)	$(22,575)	$(41,151)

Loss per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.08)	$(0.16)
Weighted-average common shares outstanding:
Basic and diluted	292,557	258,025	280,229	256,509

See accompanying Notes to the Condensed Consolidated Financial Statements.

B

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands) (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2024	271,986	$273	$331,367	$(337,688)	$(6,048)
Net loss	—	—	—	(9,487)	(9,487)
Issuance of common stock, net	2,112	2	937	—	939
Exercise of stock options	23	—	12	—	12
Stock-based compensation	—	—	971	—	971
Restricted stock units vested and distributed	506	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(54)	(1)	(58)	—	(59)
Balance, March 29, 2025	274,573	275	333,228	(347,175)	(13,672)
Net loss	—	—	—	(6,078)	(6,078)
Issuance of common stock, net	17,346	17	11,722	—	11,739
Exercise of stock options	73	1	39	—	40
Stock-based compensation	—	—	1,013	—	1,013
Restricted stock units vested and distributed	459	—	—	—	—
Balance, June 28, 2025	292,451	293	346,002	(353,253)	(6,958)
Net loss	—	—	—	(7,010)	(7,010)
Issuance of common stock, net	—	—	(107)	—	(107)
Exercise of stock options	33	—	23	—	23
Stock-based compensation	—	—	760	—	760
Restricted stock units vested and distributed	175	—	—	—	—
Balance, September 27, 2025	292,659	$293	$346,678	$(360,263)	$(13,292)

See accompanying Notes to the Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands) (Unaudited) (Continued)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 30, 2023	253,593	$254	$307,328	$(283,823)	$23,759
Net loss	—	—	—	(16,968)	(16,968)
Issuance of common stock, net	1,244	1	2,130	—	2,131
Exercise of stock options	78	—	62	—	62
Stock-based compensation	—	—	1,374	—	1,374
Restricted stock units vested and distributed	678	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(4)	—	(7)	—	(7)
Balance, March 30, 2024	255,589	256	310,886	(300,791)	10,351
Net loss	—	—	—	(14,778)	(14,778)
Issuance of common stock, net	1,962	2	3,108	—	3,110
Exercise of stock options	14	—	6	—	6
Stock-based compensation	—	—	1,128	—	1,128
Restricted stock units vested and distributed	181	—	—	—	—
Balance, June 29, 2024	257,746	258	315,128	(315,569)	(183)
Net loss	—	—	—	(9,405)	(9,405)
Issuance of common stock, net	—	—	—	—	—
Exercise of stock options	101	1	61	—	62
Stock-based compensation	—	—	1,130	—	1,130
Restricted stock units vested and distributed	344	—	—	—	—
Balance, September 28, 2024	258,191	$259	$316,319	$(324,974)	$(8,396)

See accompanying Notes to the Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 27,	September 28,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,575)	$(41,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212	237
Non-cash lease expense	418	437
Gain on forgiveness of payables	(630)	—
Stock-based compensation	2,744	3,632
Changes in operating assets and liabilities:
Accounts receivable	(2,483)	2,902
Inventories	(14,821)	8,263
Prepaid expenses and other assets	(11,031)	215
Accounts payable	(5,024)	(5,648)
Accrued payroll and related liabilities	57	6
Deferred revenue	26,934	5,914
Other liabilities	(1,796)	(311)
Net cash used in operating activities	(27,995)	(25,504)
Cash flows from investing activities:
Acquisition of property and equipment	(25)	(64)
Net cash used in investing activities	(25)	(64)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	2,207	(2,281)
Principal repayments under finance lease	—	(89)
Payments on notes payable	(537)	(500)
Proceeds from issuance of common stock, net	12,571	5,241
Proceeds from exercise of stock options	75	130
Payments for taxes related to net share settlement of equity awards	(59)	(7)
Net cash provided by financing activities	14,257	2,494
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	—	(8)
Net change in cash, cash equivalents and restricted cash	(13,763)	(23,082)
Cash, cash equivalents and restricted cash at beginning of period	34,607	52,845
Cash, cash equivalents and restricted cash at end of period	$20,844	$29,763

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$10,544	$17,163
Restricted cash	10,300	12,600
Cash, cash equivalents and restricted cash at end of period	$20,844	$29,763

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

In the opinion of management, all adjustments for the fair presentation of our condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. We have evaluated events occurring subsequent to September 27, 2025 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

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

Liquidity

We incurred net loss of $22.6 million for the nine months ended September 27, 2025 and $41.2 million for the nine months ended September 28, 2024. We have historically financed our operations primarily with proceeds from issuances of equity and receipts from revenues. In addition, we have received proceeds from our entry into a Strategic Product Supply and License Agreement with SK hynix, Inc., a South Korean memory semiconductor supplier (“SK hynix”), on April 5, 2021 (the “Strategic Agreement”), which we used to support our operations. We have also funded our operations with a revolving line of credit under a bank credit facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), funds raised through the March 2025 Purchase Agreement (as defined below) and proceeds raised from the June 2025 Offering (as defined below) and the October 2025 Offering (as defined below) (see Notes 3 and 6).

October 2025 Offering

On October 6, 2025, we entered into a Securities Purchase Agreement (the “October 2025 Purchase Agreement”) with certain investors (collectively, the “October 2025 Purchasers”), pursuant to which we issued and sold to the October 2025 Purchasers in a registered offering (the “October 2025 Offering”) an aggregate of (i) 14,285,716 shares of our common stock and (ii) Common Stock Purchase Warrants (the “October 2025 Warrants”) to purchase up to an aggregate of 28,571,432 shares (the “October 2025 Warrant Shares”) of our common stock at a combined purchase price of $0.70 per share and accompanying October 2025 Warrant. The October 2025 Offering closed on October 7, 2025. The net proceeds to us from the October 2025 Offering were approximately $9.1 million, after deducting placement agent fees and offering costs paid by us. See Note 9 for further discussion.

June 2025 Offering

On June 24, 2025, we entered into a Securities Purchase Agreement (the “June 2025 Purchase Agreement”) with certain investors, including Chun K. Hong, Chairperson of our board of directors, President and Chief Executive Officer (collectively, the “June 2025 Purchasers”), pursuant to which we issued and sold to the June 2025 Purchasers in a registered offering (the “June 2025 Offering”) an aggregate of (i) 17,142,860 shares of our common stock and (ii) Common Stock Purchase Warrants (the “June 2025 Warrants”) to purchase up to an aggregate of 34,285,720 shares (the “June 2025 Warrant Shares”) of our common stock at a combined purchase price of $0.70 per share and accompanying June 2025 Warrant. Mr. Hong purchased $3.0 million of shares and accompanying June 2025 Warrants in the June 2025 Offering. The June 2025 Offering closed on June 25, 2025. The net proceeds to us from the June 2025 Offering were approximately $11.3 million, after deducting placement agent fees and offering costs paid by us (see Note 6).

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

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into a purchase agreement (the “March 2025 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the March 2025 Purchase Agreement subject to the conditions and limitations set forth in the March 2025 Purchase Agreement. As of September 27, 2025, $73.9 million remains available under the March 2025 Purchase Agreement with Lincoln Park (see Note 6). Pursuant to the October 2025 Purchase Agreement, we may not

effect any sale under the March 2025 Purchase Agreement for a period of 90 days from the closing of the October 2025 Offering.

Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to significantly modify our business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. While our estimates of our operating revenues and expenses and working capital requirements could be incorrect and we may use our cash resources faster than we anticipate, management believes our existing balance of cash and cash equivalents together with the Strategic Agreement with SK hynix, proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park (see Note 6), cash receipts from revenues, borrowing availability under the 2023 SVB Credit Agreement (see Note 3), and funds raised through future equity offerings, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the annual periods beginning January 1, 2024, and becomes effective for interim periods within fiscal years beginning January 1, 2025. We adopted this guidance on December 28, 2024. The adoption only impacted our disclosure and has no material impact on the Company’s condensed consolidated financial statements as of and for the quarter ended September 27, 2025.

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

Significant expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Expense:
Employee Compensation (1)	$1,903	$2,385	$5,966	$7,465
Stock Based Compensation	760	1,130	2,744	3,632
Program Expenses (2)	717	965	1,833	2,948
Professional Fees (3)	4,835	5,394	14,976	28,098

(1)	The amounts consisted of employee compensation related to both cost of goods sold (“COGS”) and operating expenses. The amounts do not include stock-based compensation. The amounts do not include professional fees.
(2)	The amounts consisted of costs, such as outside services, depreciation, and dues and subscriptions, related to both COGS and operating expenses. The amounts do not include professional fees.
(3)	The amounts consisted of legal fees, tax and audit fees.

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	September 27,	December 28,
	2025	2024
Raw materials	$877	$379
Work in process	257	54
Finished goods	16,431	2,311
	$17,565	$2,744

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$35	$85
Income taxes	$—	$1
Supplemental disclosure of non-cash investing and financing activities:
Debt financing of insurance	$537	$500

Loss Per Share

The following table shows the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Numerator: Net loss	$(7,010)	$(9,405)	$(22,575)	$(41,151)
Denominator: Weighted-average basic shares outstanding - basic and diluted	292,557	258,025	280,229	256,509
Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.08)	$(0.16)

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

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Weighted average common share equivalents	418	1,478	532	1,822

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Resales of third-party products	$39,827	$37,691	$107,693	$102,295
Sale of our modular memory subsystems	2,407	2,495	5,222	10,533
Total net sales	$42,234	$40,186	$112,915	$112,828

Net product sales by country presented below are based on the billing location of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
United States	$3,618	$3,002	$7,446	$17,625
People's Republic of China (1)	36,112	36,587	101,129	92,800
Other countries	2,504	597	4,340	2,403
Total net sales	$42,234	$40,186	$112,915	$112,828

(1)	The People’s Republic of China (“PRC”) includes Hong Kong and Taiwan.

The PRC accounted for more than 10% of our net product sales for each of the three and nine months ended September 27, 2025. The PRC accounted for more than 10% of our net product sales for each of the three and nine months ended September 28, 2024. The United States accounted for more than 10% of our net product sales for the nine months ended September 28, 2024.

As of September 27, 2025, we had deferred revenue of $27.0 million. These deferred revenues relate to advance payments received during the quarter on orders shipped subsequent to the end of quarter.

Major Customers, Suppliers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Customer A	36%	40%	30%	38%
Customer B	13%	26%	*	19%
Customer C	18%	*	12%	*

*	Less than 10% of net sales during the period.

As of September 27, 2025, three customers represented approximately 43%, 23%, and 14% of aggregate gross accounts receivables, respectively. As of December 28, 2024, three customers represented approximately 25%, 11%, and 10%, respectively, of aggregate gross accounts receivables. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce our net sales and adversely affect our operating results. We mitigate risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

We resell certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and nine months ended September 27, 2025, resales of these products represented approximately 94% and 95% of net sales, respectively. For the three and nine months ended September 28, 2024, resales of these products represented approximately 94% and 91% of net product sales, respectively.

Our purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from supplier(s) that each comprise 10% or more of total purchases:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Supplier A	94%	93%	93%	90%

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

Note 3—Financing Arrangements

On November 7, 2023, we entered into a loan and security agreement (as amended to date, the “2023 SVB Credit Agreement”) with SVB, which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Wall Street Journal prime rate. On November 7, 2025, we entered into a first amendment to the loan and security agreement (the “2023 SVB Credit Agreement Amendment”) to, among other things, extend the maturity date from November 7, 2025 to November 7, 2027.

As of September 27, 2025, all obligations under the 2023 SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets (excluding our intellectual property). The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of September 27, 2025, we were in compliance with our covenants under the 2023 SVB Credit Agreement.

We have letters of credit issued by SVB under the 2023 SVB Credit Agreement and Citibank, N.A., which are secured by cash and are classified as restricted cash in the condensed consolidated balance sheets. As of September 27, 2025 and December 28, 2024, (i) outstanding letters of credit were $10.3 million and $11.9 million, respectively, (ii) outstanding borrowings were $3.4 million and $1.2 million, respectively, and (iii) availability under the revolving line of credit was $0 and $0, respectively.

Note 4—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Lease cost:
Operating lease cost	$152	$138	$462	$503
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$172	$153	$521	$548

For each of the three and nine months ended September 27, 2025 and September 28, 2024, finance lease costs and cash flows from finance leases were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	September 27,	December 28,
	2025	2024
Operating Leases
Operating lease right-of-use assets	$683	$1,101
Other current liabilities	$624	$640
Operating lease liabilities	181	641
Total operating lease liabilities	$805	$1,281

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(361)	(302)
Property and equipment, net	$127	$186
Other current liabilities	$4	$4
Other liabilities	—	3
Total finance lease liabilities	$4	$7

The following table includes supplemental information:

	September 27,	December 28,
	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	1.3	2.0
Finance leases	0.8	1.6

Weighted Average Discount Rate
Operating leases	5.6%	5.7%
Finance leases	5.5%	5.5%

Maturities of lease liabilities as of September 27, 2025, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2025	$174	$1
2026	639	3
2027	23	—
Total lease payments	836	4
Less: imputed interest	(31)	—
Total	$805	$4

Note 5—Commitments and Contingencies

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

Litigation and Challenges to Netlist Patents at the USPTO and the PTAB

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We own numerous patents and continue to seek to grow and strengthen our patent portfolio, which covers various aspects of our innovations and includes various claim scopes. We plan to pursue avenues to monetize our intellectual property portfolio, in which we would generate revenue by selling or licensing our technology, and we intend to vigorously enforce our patent rights against alleged infringers of such rights. We dedicate substantial resources to protecting and enforcing our intellectual property rights, including with patent infringement proceedings we file against third parties and defense of our patents against challenges made by way of reexamination and review proceedings at the U.S. Patent and Trademark Office (“USPTO”) and Patent Trial & Appeal Board (“PTAB”). We expect these activities to continue for the foreseeable future, with no guarantee that any ongoing or future patent protection or litigation activities will be successful, or that we will be able to monetize our intellectual property portfolio.

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

Samsung Litigation

On May 28, 2020, Netlist filed a complaint against Samsung Electronics Co., Ltd. (“SECL”) in the U.S. District Court for the Central District of California (“CDCA”) (Netlist Inc. vs. Samsung Electronics Co., Ltd., Case No. 8:20-cv-00993) for SECL’s breach of the Joint Development and License Agreement (“JDLA”) between the parties. Netlist amended its complaint to seek a declaratory judgment that it properly terminated the JDLA in light of SECL’s material breaches thereof. On October 14, 2021, the Court granted summary judgment in favor of Netlist on SECL’s breach and Netlist’s termination of the JDLA. The case proceeded to trial on the issue of damages on December 1, 2021, and the jury reached a verdict for SECL on December 3, 2021. The Court entered final judgment on February 15, 2022, and both parties appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit affirmed-in-part and reversed-in-part the judgment of the District Court, and remanded the case to the District Court, which reopened the case on November 13, 2023. The case proceeded to trial on May 14, 2024, and the jury reached a verdict for Netlist on May 17, 2024. On December 26, 2024, the Court granted SECL’s motion for a new trial, holding that one juror’s voir dire responses support a finding of implied juror bias which deprived both parties of their right to a fair trial. A new trial was held from March 18 to March 21, 2025. On March 24, 2025, the jury returned a verdict for Netlist. On April 7, 2025, the Court entered final judgment in favor of Netlist on its claims that Samsung breached the JDLA and that Netlist properly terminated the JDLA. On May 5, 2025, Samsung filed a motion for a new trial. On June 27, 2025, the Court issued an order directing the parties to file a status report proposing how the Court should elicit testimony from the jurors at issue in Samsung’s motion for a new trial. The parties filed the status report on July 9, 2025 and appeared before the Court on July 11, 2025. On July 17, 2025, the Court issued an order setting an evidentiary hearing regarding Samsung’s motion for a new trial, and the evidentiary hearing was held on July 30, 2025. On August 4, 2025, the Court issued an order denying Samsung’s motion for a new trial. On August 29, 2025, SECL filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 2, 2025, the appeal was docketed and assigned a Case No. 25-5531.

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

On December 20, 2021, Netlist filed a complaint against SECL, SSI, and Samsung Electronics America, Inc. (“SEA”) (collectively, “Samsung”) in the U.S. District Court for the Eastern District of Texas (“EDTX”), case no. 2:21-cv-00463, for infringement of the ’506, ’339, and ’918 Patents. Netlist later amended its complaint to additionally assert infringement of the ’054 Patent as well as U.S. Patent Nos. 8,787,060 and 9,318,160 (respectively, the “’060 and ’160 Patents”). On April 14, 2023, this case proceeded to a jury trial on the ’339, ’918, ’054, ’060, and ’160 Patents. On April 21, 2023, the jury returned a verdict finding that Samsung willfully infringed all five patents and awarded $303 million in damages to Netlist. The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the five patents (see below). On August 11, 2023, the Court entered final judgment. On August 9, 2024, Samsung filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (“CAFC”), case no. 2024-2203. On January 6, 2025, Samsung filed a motion to stay this appeal pending the resolution of the above CDCA case. On February 18, 2025, the CAFC denied this motion without prejudice. The appeal is pending.

On August 1, 2022, Netlist filed a complaint against Samsung in EDTX (Case No. 2:22-cv-00293), for infringement of the ’912 Patent. Netlist later amended its complaint to additionally assert infringement of U.S. Patent Nos. 11,093,417; 9,858,215; and 10,268,608 (respectively, the “’417, ’215, and ’608 Patents”). On November 12, 2024, this case proceeded to a jury trial on the ’912, ’417, and ’608 Patents. On November 22, 2024, the jury returned a verdict finding that Samsung willfully infringed all three patents and awarded $118 million in damages to Netlist. The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the three patents (see below). On December 2, 2024, the Court entered final judgment. On December 4, 2024, Netlist filed a motion for a preliminary injunction and a subsequent permanent injunction. On December 30, Samsung filed a combined post-trial motion for judgment as a matter of law and for a new trial, and a motion to amend the judgment and to stay this case pending the resolution of the above CDCA case. On January 31, 2025, the Court denied Netlist’s motion for a preliminary injunction and a subsequent permanent injunction.

On October 9, 2023, Samsung filed a declaratory judgement action against Netlist in the DDE (Case No. 1:23-cv-01122), seeking a declaration that Samsung does not infringe Netlist’s U.S. Patent No. 11,386,024 (the “’024 Patent”). On November 6, 2023, Netlist moved to dismiss for lack of subject matter jurisdiction and failure to state a claim. On March 4, 2025, the Court denied this motion. On June 13, 2025, Netlist filed a motion to stay this action pending the resolution of the IPR of the ’024 Patent (Case No. IPR2025-00001). On July 8, 2025, the Court issued a scheduling and consolidation order consolidating this action with the action below (Case No. 1:24-cv-00614) and setting a Markman hearing on June 26, 2026, a hearing on case dispositive and Daubert motions on June 16, 2027, a pretrial conference on July 26, 2027, and a five-day jury trial starting on August 2, 2027. On August 1, 2025, the Court granted Netlist’s motion to stay the consolidated action pending the final written decisions in the two IPRs.

On May 22, 2024, Samsung filed a declaratory judgement action against Netlist in the DDE (Case no. 1:24-cv-00614), seeking a declaration that Samsung does not infringe Netlist’s U.S. Patent No. 11,880,319 (the “’319 Patent”). On July 15, 2024, Netlist moved to dismiss for lack of subject matter jurisdiction and failure to state a claim, which the Court denied as moot in view of Samsung’s First Amended Complaint filed on August 5, 2024. On August 21, 2024, Netlist moved to dismiss the First Amended Complaint for lack of subject matter jurisdiction and failure to state a claim. On March 4, 2025, the Court denied this motion. On June 13, 2025, Netlist filed a motion to stay this action pending the resolution of the IPR of the ’319 Patent (Case No. IPR2025-00002). On July 8, 2025, the Court issued a scheduling and consolidation order consolidating this action with the action above (Case No. 1:23-cv-01122).

On May 19, 2025, Netlist filed a complaint against Samsung in the EDTX (Case No. 2:25-cv-00557) for infringement of U.S. Patent 12,308,087 (the “’087 Patent”). On June 27, 2025, the Court consolidated this case with the case against Micron asserting the ’087 Patent (Case No. 2:25-cv-00558). On July 8, 2025, Netlist filed (a) a First Amended Complaint against Samsung and Avnet, Inc. (“Avnet”) and (b) a First Amended Complaint against Micron and Avnet, asserting infringement of the ’087 Patent and U.S. Patent 10,025,731 (the “’731 Patent”), seeking damages from the infringement by the defendants, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief. On July 22, 2025, Micron moved to dismiss the First Amended Complaint for improper venue. On July 25, 2025, the Court issued a Docket Control Order setting a claim construction hearing on September 25, 2026 and a trial date of March 15, 2027. On September 11, 2025, SEA and SSI filed a motion to dismiss for improper venue. On September 11, 2025, Samsung filed a motion to dismiss certain of Netlist’s infringement claims in the First Amended Complaint. On September 15, 2025, Avnet filed motions to dismiss both First Amended Complaints. On October 9, 2025, Netlist filed a Second Amended Complaint against Samsung and Avnet asserting infringement of the ’087 and ’731 Patents.

On May 20, 2025, Samsung filed a declaratory judgement action against Netlist in the DDE (Case No. 1:25-cv-00626) seeking a declaration that Samsung does not infringe Netlist’s ’087 Patent. On June 11, 2025, Netlist filed a motion to dismiss or transfer this declaratory judgement action to the EDTX based upon its first-filed EDTX action asserting the ’087 Patent. On July 29, 2025, Samsung filed a motion seeking leave to file an amended complaint seeking a declaration that Samsung does not infringe the ’087 and ’731 Patents as well as U.S. Patent 12,373,366 (the “’366 Patent”).

On July 28, 2025, Netlist filed a complaint against Samsung and Avnet in the EDTX (Case No. 2:25-cv-00748) for infringement of the ’366 Patent, seeking damages from the infringement by the defendants, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief. On October 29, 2025, the Court consolidated this case with the case against Micron and Avnet asserting the ’366 Patent (Case No. 2:25-cv-00749).

On September 30, 2025, Netlist filed a complaint under Section 337 of the Tariff Act of 1930, as amended (19 U.S.C. § 1337) at the U.S. International Trade Commission (“ITC”) for patent infringement against Samsung, Google, and Super Micro Computer, Inc. (“Super Micro”) (collectively, “Respondents”), Case No. 337-3854. The complaint alleges infringement of six Netlist patents (the ’366, ’731, ’608, ’523, ’035, and ’087 Patents) by one or more of Samsung’s Double Data Rate 5th Gen. (“DDR5”) Dual Inline Memory Module (“DIMM”) or High Bandwidth Memory (“HBM”) products, Google and Super Micro products containing the same, and components thereof. Netlist seeks a limited exclusion order and a permanent cease-and-desist order from the ITC to stop Respondents’ infringing acts with respect to these infringing products.

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

On July 28, 2025, Netlist filed a complaint against Micron and Avnet in the EDTX (Case No. 2:25-cv-00749) for infringement of the ’366 Patent, seeking damages from the infringement by the defendants, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief. On October 29, 2025, the Court consolidated this case with the case against Samsung and Avnet asserting the ’366 Patent (Case No. 2:25-cv-00748).

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

Challenges to Netlist Patents at the USPTO and the PTAB

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

On October 18, 2024, SECL filed a Petition for IPR of the ’024 Patent (Case No. IPR2025-00001). On February 20, 2025, Netlist filed its preliminary response to the Petition. On May 15, 2025, the PTAB granted institution of the IPR. On May 29, 2025, Netlist requested director review of the institution decision, which was denied on July 17, 2025. On August 7, 2025, Netlist filed a statutory disclaimer and a request for adverse judgment. On September 8, 2025, the PTAB granted Netlist’s request for adverse judgment.

On October 24, 2024, SECL filed a Petition for IPR of the ’319 Patent (Case No. IPR2025-00002). On February 21, 2025, Netlist filed its preliminary response to the Petition. On May 15, 2025, the PTAB granted institution of the IPR. On May 29, 2025, Netlist requested director review of the institution decision, which was denied on July 17, 2025. On August 7, 2025, Netlist filed a statutory disclaimer and a request for adverse judgment. On September 8, 2025, the PTAB granted Netlist’s request for adverse judgment.

On August 14, 2025, an unidentified party filed a request for Ex Parte Reexamination of the ’608 Patent (Application No. 90/015,449).

On August 25, 2025, SECL filed a Petition for Post Grant Review (“PGR”) of the ’087 Patent (Case No. PGR2025-00071) and a Petition for IPR of the ’087 Patent (IPR2025-01402).

On August 29, 2025, SECL filed a Petition for IPR of the ’731 Patent (IPR2025-01431).

On October 27, 2025, SECL filed a Petition for IPR of the ’035 Patent (IPR2026-00017).

On November 7, 2025, SECL filed a Petition for PGR of the ’366 Patent (Case No. PGR2026-00001) and a Petition for IPR of the ’366 Patent (IPR2026-00018).

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

Note 6—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 27, 2025 or December 28, 2024.

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

Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us, when exercisable and subject to adjustment, one unit consisting of one one-thousandth of a share (a “Unit”) of our Series A Preferred Stock (the “Preferred Stock”), at a purchase price of $6.56 per Unit, subject to adjustment. Subject to the provisions of the Rights Agreement, including certain exceptions specified therein, a distribution date for the Rights (the “Distribution Date”) will occur upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired or otherwise obtained beneficial ownership of 15% or more of the then-outstanding shares of our common stock, and (ii) ten business days (or such later date as may be determined by our board of directors) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and, unless earlier redeemed or exchanged by us pursuant to the terms of the Rights Agreement, as amended, will expire on the close of business on April 17, 2027.

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

Common Stock

On September 24, 2025, our stockholders approved the Certificate of Amendment to the Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 450,000,000 to 675,000,000.

October 2025 Offering

On October 6, 2025, we entered into the October 2025 Purchase Agreement with the October 2025 Purchasers, pursuant to which we issued and sold to the October 2025 Purchasers in the October 2025 Offering an aggregate of (i) 14,285,716 shares of our common stock and (ii) 28,571,432 October 2025 Warrants to purchase the October 2025 Warrant Shares at a combined purchase price of $0.70 per share and accompanying October 2025 Warrant. The October 2025 Offering closed on October 7, 2025. The net proceeds to us from the October 2025 Offering were approximately $9.1 million, after deducting placement agent fees and offering costs paid by us. See Note 9 for further discussion.

June 2025 Offering

On June 24, 2025, we entered into the June 2025 Purchase Agreement with the June 2025 Purchasers, pursuant to which we issued and sold to the June 2025 Purchasers in the June 2025 Offering an aggregate of (i) 17,142,860 shares of our common stock and (ii) 34,285,720 June 2025 Warrants to purchase the June 2025 Warrant Shares at a combined purchase price of $0.70 per share and accompanying June 2025 Warrant. Mr. Hong purchased $3.0 million of shares and accompanying June 2025 Warrants in the June 2025 Offering. The June 2025 Offering closed on June 25, 2025. The net proceeds to us from the June 2025 Offering were approximately $11.3 million, after deducting placement agent fees and offering costs paid by us.

The June 2025 Warrants are exercisable at any time on or after the issuance date, have a term of five years from the issuance date, have an exercise price of $0.70 per share, contain customary 4.99%/9.99% blocker provisions and provide for the cash payment of the Black-Scholes value of the June 2025 Warrants upon the occurrence of certain fundamental transactions. The exercise price and the number of June 2025 Warrant Shares issuable upon exercise of the June 2025 Warrants are subject to adjustment in the event of, among other things, certain transactions affecting our common stock (including without limitation stock splits and stock dividends). In addition, the exercise price of the June 2025 Warrants is subject to reduction in the event of certain common stock and common stock equivalent issuances, other than certain agreed exempt issuances, at a price lower than the exercise price of the June 2025 Warrants then in effect. Furthermore, if at any time on or after the date of issuance there occurs any Share Combination Event and the lowest daily volume weighted average price of our common stock during the period commencing on the trading day immediately following the applicable Share Combination Event and ending on the fifth trading day immediately following the applicable Share Combination Event is less than the exercise price of the June 2025 Warrants then in effect, then the exercise price of the June 2025 Warrants will be reduced to the lowest daily volume weighted average price of our common stock during such period. On October 6, 2025, we amended the June 2025 Warrants. See Note 9 for further discussion.

The June 2025 Purchase Agreement provides that we may not, subject to the exceptions described in the June 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the June 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the June 2025 Purchase Agreement) until the six-month anniversary of the closing date of the June 2025 Offering.

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into the March 2025 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock, subject to the conditions and limitations set forth in the March 2025 Purchase Agreement.  Concurrent with the execution of the March 2025 Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park relating to the common stock to be sold to Lincoln Park. As consideration for entering into the March 2025 Purchase Agreement, we issued to Lincoln Park 1,123,023 shares of our common stock as initial commitment shares in a noncash transaction on March 13, 2025 and agreed to issue up to 1,123,023 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases. Pursuant to the October 2025 Purchase Agreement, we may not effect any sale under the March 2025 Purchase Agreement for a period of 90 days from the closing of the October 2025 Offering.

Pursuant to the March 2025 Purchase Agreement, on any business day and as often as every other business day over the 36-month term of the March 2025 Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 750,000 shares of our common stock, provided Lincoln Park’s obligation under any single such purchase will not exceed $3.0 million, unless we and Lincoln Park mutually agree to increase the maximum amount of such single regular purchase. If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a regular purchase, then in addition to such regular purchase, and subject to certain conditions and limitations in the March 2025 Purchase Agreement, we may direct Lincoln Park to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding regular purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the March 2025 Purchase Agreement. Under certain circumstances and in accordance with the March 2025 Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

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

During the nine months ended September 27, 2025, Lincoln Park purchased an aggregate of 1,192,310 shares of our common stock for a net purchase price of approximately $1.1 million under the March 2025 Purchase Agreement. Subsequently, from September 28, 2025 through October 1, 2025, Lincoln Park purchased an aggregate of 303,699 shares of our common stock for a net purchase price of approximately $0.25 million under the March 2025 Purchase Agreement.

Note 7—Stock-Based Awards

On September 9, 2025, our stockholders approved the Netlist, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) at our 2025 Annual Meeting of Stockholders, pursuant to which (i) 2,500,000 shares of our common stock were reserved for issuance pursuant to the 2025 Plan and (ii) up to 4,721,706 shares of common stock may be added to the 2025 Plan attributable to awards granted under the Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”) that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after September 9, 2025. The Amended 2006 Plan was terminated on September 9, 2025. As of September 27, 2025, we had 2,500,000 shares of our common stock reserved for future issuance under the 2025 Plan and no shares of our common stock reserved for future issuance under the Amended 2006 Plan. Stock options granted under the 2025 Plan and the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for our employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the nine months ended September 27, 2025:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 28, 2024	3,257	$0.78
Granted	—	—
Exercised	(129)	0.57
Expired or forfeited	(419)	1.13
Outstanding as of September 27, 2025	2,709	$0.73

Restricted Stock Units

The following table summarizes the activity related to RSUs during the nine months ended September 27, 2025:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 28, 2024	3,682	$2.49
Granted	635	0.67
Vested	(1,140)	3.07
Forfeited	(302)	2.66
Balance nonvested as of September 27, 2025	2,875	$1.84

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Cost of sales	$12	$16	$62	$82
Research and development	93	238	438	798
Selling, general and administrative	655	876	2,244	2,752
Total	$760	$1,130	$2,744	$3,632

As of September 27, 2025, we had approximately $4.0 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 1.8 years.

Note 8—Warrants

Warrant activity for the nine months ended September 27, 2025 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 28, 2024	38,384	$1.78
Granted	34,286	0.70
Exercised	—	—
Expired	(13,636)	1.10
Outstanding as of September 27, 2025	59,034	$1.31

Note 9—Subsequent Events

October 2025 Offering

On October 6, 2025, we entered into the October 2025 Purchase Agreement with the October 2025 Purchasers, pursuant to which we issued and sold to the October 2025 Purchasers in the October 2025 Offering an aggregate of (i) 14,285,716 shares of our common stock and (ii) 28,571,432 October 2025 Warrants to purchase the October 2025 Warrant Shares at a combined purchase price of $0.70 per share and accompanying October 2025 Warrant. The October 2025 Offering closed on October 7, 2025. The net proceeds to us from the October 2025 Offering were approximately $9.1 million, after deducting placement agent fees and offering costs paid by us.

The October 2025 Warrants are exercisable at any time on or after the issuance date, have a term of five years from the issuance date, have an exercise price of $0.70 per share, contain customary 4.99%/9.99% blocker provisions and provide for the cash payment of the Black-Scholes value of the October 2025 Warrants upon the occurrence of certain fundamental transactions. The exercise price and the number of October 2025 Warrant Shares issuable upon exercise of the October 2025 Warrants are subject to adjustment in the event of, among other things, certain transactions affecting our common stock (including without limitation stock splits and stock dividends). In addition, the exercise price of the October 2025 Warrants is subject to reduction in the event of certain common stock and common stock equivalent issuances, other than certain agreed exempt issuances, at a price lower than the exercise price of the October 2025 Warrants then in effect.

In addition, pursuant to the October 2025 Purchase Agreement, our directors and executive officers entered into lock-up agreements with us, pursuant to which they agreed not to offer for sale, contract to sell, or sell any shares of our common stock or any securities convertible into, or exercisable or exchangeable for, shares of our common stock, for a period of 90 days from the closing of the October 2025 Offering, subject to certain customary exceptions.

Further, pursuant to the terms of the October 2025 Purchase Agreement and subject to certain limited exceptions, we have agreed for a period of 90 days from the closing of the October 2025 Offering not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the October 2025 Purchase Agreement) or (ii) file any registration statement or amendment or supplement to any registration statement. The October 2025 Purchase Agreement also provides that we may not, subject to the exceptions described in the October 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the October 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the October 2025 Purchase Agreement) until the six-month anniversary of the closing date of the October 2025 Offering.

Amendment to Securities Purchase Agreements and Warrants

Some of the purchasers pursuant to the October 2025 Purchase Agreement are also holders of the June 2025 Warrants and were purchasers pursuant a securities purchase agreement dated October 11, 2024 (the “October 2024 Purchase Agreement”). Pursuant to the terms of the October 2025 Purchase Agreement, these holders agreed to waive certain variable rate prohibitions and participation rights set forth in the October 2024 Purchase Agreement relating to the October 2025 Offering and to, among other things, revise certain anti-dilution provisions relating to the valuation of derivative securities set forth in the June 2025 Warrants in exchange for our reduction of the exercise price of the June 2025 Warrants to an exercise price equal to the lesser of $0.60 and the lowest VWAP of the shares of common stock on any trading day during the period commencing on October 6, 2025 and including, the fourth trading day immediately following October 7, 2025 (such waivers and amendments, collectively the “Waiver and Amendment”). Additionally, on October 6, 2025, the remaining holders of the June 2025 Warrants who are not party to the October 2025 Purchase Agreement also entered into waiver and amendment agreements, pursuant to which they agreed to the Waiver and Amendment. The adjusted exercise price of the June 2025 Warrants is now $0.60. The June 2025 Warrants may be further adjusted for future dilutive issuances.

Amendment to 2023 SVB Credit Agreement

On November 7, 2025, we entered into the 2023 SVB Credit Agreement Amendment to, among other things, extend the maturity date from November 7, 2025 to November 7, 2027.

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

During the third quarter of 2025, we recorded net sales of $42.2 million, gross profit of $1.8 million and net loss of $7.0 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit under a bank credit facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), funds raised through our equity line arrangement under the March 2025 Purchase Agreement (as defined below), and proceeds raised from the June 2025 Offering (as defined below) and the October 2025 Offering (as defined below). See “Liquidity and Capital Resources” and “Recent Developments” below for more information.

Recent Developments

Netlist, Inc. 2025 Equity Incentive Plan

On September 9, 2025, our stockholders approved the Netlist, Inc. 2025 Equity Incentive Plan at our 2025 Annual Meeting of Stockholders.

Amendment to Restated Certificate of Incorporation

On September 24, 2025, our stockholders approved the Certificate of Amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 450,000,000 to 675,000,000.

October 2025 Offering

On October 6, 2025, we entered into a Securities Purchase Agreement (the “October 2025 Purchase Agreement”) with certain investors (collectively, the “October 2025 Purchasers”), pursuant to which we issued and sold to the October 2025 Purchasers in a registered offering (the “October 2025 Offering”) an aggregate of (i) 14,285,716 shares of our common stock and (ii) Common Stock Purchase Warrants (the “October 2025 Warrants”) to purchase up to an aggregate of 28,571,432 shares (the “October 2025 Warrant Shares”) of our common stock at a combined purchase price of $0.70 per share and accompanying October 2025 Warrant. The October 2025 Offering closed on October 7, 2025. The net proceeds to us from the October 2025 Offering were approximately $9.1 million, after deducting placement agent fees and offering costs paid by us.

The October 2025 Warrants are exercisable at any time on or after the issuance date, have a term of five years from the issuance date, have an exercise price of $0.70 per share, contain customary 4.99%/9.99% blocker provisions and provide for the cash payment of the Black-Scholes value of the October 2025 Warrants upon the occurrence of certain fundamental transactions. The exercise price and the number of October 2025 Warrant Shares issuable upon exercise of the October 2025 Warrants are subject to adjustment in the event of, among other things, certain transactions affecting our common stock (including without limitation stock splits and stock dividends). In addition, the exercise price of the October 2025 Warrants is subject to reduction in the event of certain common stock and common stock equivalent issuances, other than certain agreed exempt issuances, at a price lower than the exercise price of the October 2025 Warrants then in effect.

On October 6, 2025, we entered into a Placement Agency Agreement (the “October 2025 Placement Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to act as our placement agent in connection with the October 2025 Offering. Pursuant to the terms of the October 2025 Placement Agreement, in consideration for its placement agent services, we paid Roth a cash fee in an amount equal to 4.0% of the aggregate gross proceeds received by us in connection with the closing of the October 2025 Offering.

In addition, pursuant to the October 2025 Purchase Agreement, our directors and executive officers entered into lock-up agreements with us, pursuant to which they agreed not to offer for sale, contract to sell, or sell any shares of our common stock or any securities convertible into, or exercisable or exchangeable for, shares of our common stock, for a period of 90 days from the closing of the October 2025 Offering, subject to certain customary exceptions.

Further, pursuant to the terms of the October 2025 Purchase Agreement and subject to certain limited exceptions, we have agreed for a period of 90 days from the closing of the October 2025 Offering not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the October 2025 Purchase Agreement) or (ii) file any registration statement or amendment or supplement to any registration statement. The October 2025 Purchase Agreement also provides that we may not, subject to the exceptions described in the October 2025

Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the October 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the October 2025 Purchase Agreement) until the six-month anniversary of the closing date of the October 2025 Offering.

Economic Conditions, Challenges and Risks

The U.S. government has recently implemented significant tariff increases on imports from the People’s Republic of China (“PRC”) and the PRC has retaliated with its own tariffs. These tariffs are the subject of ongoing discussions and agreements between the United States and the PRC. While we do not believe we have been materially affected by the recent tariffs or changes in trade policy, tariffs, quotas, trade agreements or other trade restrictions could affect our supply and manufacturing capabilities in the PRC, increase our operating expenses and reduce gross margins and could reduce our sales to customers located in the PRC, which, as of the quarter ended September 27, 2025, accounted for a majority of our net sales. The scope, duration, and broader economic impact of such measures remain uncertain and will depend on several factors, including ongoing negotiations between the U.S. and the PRC and/or other countries, their respective responses, and any possible exemptions or exclusions that may be granted or other countries targeted with tariffs.

In addition, the vast majority of our net product sales in recent periods have been generated from resales of products sourced from SK hynix pursuant to the Strategic Agreement. The term of the supply provisions of this Strategic Agreement expire in April 2026. We may be unable to renew our supply agreements with SK hynix. We can provide no assurance that SK hynix will continue to supply us with products for resale on similar terms to our existing arrangements or at all. As a result, our revenue in future periods will be adversely affected if SK hynix does not continue to supply us with products for resale.

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

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three and nine months ended September 27, 2025 and September 28, 2024 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
	2025	2024	Change	2025	2024	Change
Net sales	$42,234	$40,186	5%	$112,915	$112,828	0%
Cost of sales	40,396	39,044	3%	108,385	110,198	(2%)
Gross profit	$1,838	$1,142	61%	$4,530	$2,630	72%
Gross margin percentage	4%	3%		4%	2%

Net Sales

Net sales increased by approximately $2.0 million during the third quarter of 2025 compared to the same period of 2024, primarily as a result of a $2.3 million increase in sales of low-profile memory subsystem products and a $0.4 million increase in the sale of registered DIMM (“RDIMM”) and discrete memory component products, partially offset by a $0.6 million decrease in sales of our flash and solid-state drives (“SSD”) products.

Net sales were consistent during the first nine months of 2025 compared to the same period of 2024. As of September 27, 2025, we had deferred revenue of $27.0 million. The deferred revenue relates to advance payments received during the quarter on orders shipped subsequent to the end of the quarter.

Gross Profit and Gross Margin

Gross profit and gross margin percentage increased during the third quarter and first nine months of 2025 compared to the same periods of 2024, primarily as a result of product sales mix.

Operating Expenses

Operating expenses for the three and nine months ended September 27, 2025 and September 28, 2024, were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
	2025	2024	Change	2025	2024	Change
Research and development	$822	$2,177	(62%)	$2,548	$6,987	(64%)
Percentage of net sales	2%	5%		2%	6%
Intellectual property legal fees	$5,035	$5,349	(6%)	$15,542	$28,403	(45%)
Percentage of net sales	12%	13%		14%	25%
Selling, general and administrative	$3,131	$3,271	(4%)	$9,604	$9,353	3%
Percentage of net sales	7%	8%		9%	8%

Research and Development

Research and development expenses decreased during the third quarter and first nine months of 2025 compared to the same periods of 2024, primarily due to a reduction in employee headcount that occurred in October 2024 and the associated decrease in overhead costs.

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

Intellectual property legal fees decreased during the third quarter and first nine months of 2025 compared to the same periods of 2024 due primarily to lower legal expenses incurred to protect and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses slightly decreased during the third quarter compared to the same period of 2024 due primarily to lower audit and public company related fees.

Selling, general and administrative expenses slightly increased during the first nine months of 2025 compared to the same period of 2024 due primarily to an increase in employee headcount and the related overhead and outside services.

Other Income, Net

Other income, net for the three months and nine ended September 27, 2025 and September 28, 2024 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	%	September 27,	September 28,	%
	2025	2024	Change	2025	2024	Change
Interest income, net	$106	$162		$459	$796
Other income, net	34	88		130	167
Total other income, net	$140	$250	(44%)	$589	$963	(39%)

Interest income, net decreased during the third quarter and first nine months of 2025 compared to the same periods of 2024, primarily as a result of interest earned on lower cash balances. Other income, net included a reversal of the reserve to cover flood damage in our former manufacturing facility located in the PRC during the third quarter and first nine months of 2024.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and receipts from revenues. In addition, we have received proceeds from our entry into the Strategic Agreement with SK hynix, which we used to support our operations. We have also funded our operations with our revolving line of credit under a bank credit facility with SVB, funds raised through the March 2025 Purchase Agreement, and proceeds raised from the June 2025 Offering and October 2025 Offering.

The following tables present selected financial information as of September 27, 2025 and December 28, 2024 and for the first nine months of 2025 and 2024 (in thousands):

	September 27,	December 28,
	2025	2024
Cash, cash equivalents and restricted cash	$20,844	$34,607
Working capital	(14,545)	(7,305)

	Nine Months Ended
	September 27,	September 28,
	2025	2024
Net cash used in operating activities	$(27,995)	$(25,504)
Net cash used in investing activities	(25)	(64)
Net cash provided by financing activities	14,257	2,494

During the nine months ended September 27, 2025, net cash used in operating activities was primarily a result of net loss of $22.6 million, non-cash adjustments to net loss of $2.7 million, and net cash outflows from changes in operating assets and liabilities of $8.2 million driven predominantly by a decrease in accounts payable, an increase in inventories due to orders not shipped in September 2025, an increase in prepaid expenses and other assets, partially offset by an increase in deferred revenue related to advance payments received on orders shipped in October 2025. Net cash provided by financing activities during the nine months ended September 27, 2025 primarily consisted of $1.1 million in net proceeds from the issuance of common stock under the March 2025 Purchase Agreement and $11.6 million in net proceeds from issuance of common stock under the June 2025 Purchase Agreement, $2.2 million in net borrowings under the 2023 SVB Credit Agreement (as defined below), partially offset by $0.5 million in payments of notes payable to finance insurance policies.

During the nine months ended September 28, 2024, net cash used in operating activities was primarily a result of net loss of $41.2 million, non-cash adjustments to net loss of $4.3 million, and net cash inflows from changes in operating assets and liabilities of $11.4 million driven predominantly by a decrease in inventories due to higher turnovers, increase in deferred revenue related to an advance payment received on an order shipped in October 2024 and decrease in accounts receivable due to faster cash collections, partially offset by the decrease in accounts payable due to the payments made for the legal fees incurred to defend our patent portfolio. Net cash provided by financing activities during the nine months ended September 28, 2024 primarily consisted of $5.2 million in net proceeds from issuance of common stock under our purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) dated September 28, 2021, partially offset by $2.3 million in net repayments under the 2023 SVB Credit Agreement and by $0.5 million in payments of notes payable to finance insurance policies.

Capital Resources

October 2025 Offering

On October 6, 2025, we entered into the October 2025 Purchase Agreement with the October 2025 Purchasers, pursuant to which we issued and sold to the October 2025 Purchasers in the October 2025 Offering an aggregate of (i) 14,285,716 shares of our common stock and (ii) 28,571,432 October 2025 Warrants to purchase the October 2025 Warrant Shares at a combined purchase price of $0.70 per share and accompanying October 2025 Warrant. The October 2025 Offering closed on October 7, 2025. The net proceeds to us from the October 2025 Offering were approximately $9.1 million, after deducting placement agent fees and offering costs paid by us.

Further, pursuant to the terms of the October 2025 Purchase Agreement and subject to certain exceptions, we have agreed for a period of 90 days from the closing of the October 2025 Offering not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the October 2025 Purchase Agreement) or (ii) file any registration statement or amendment or supplement to any registration statement. The October 2025 Purchase Agreement also provides that we may not, subject to the exceptions described in the October 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the October 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the October 2025 Purchase Agreement) until the six-month anniversary of the closing date of the October 2025 Offering.

June 2025 Offering

On June 24, 2025, we entered into a Securities Purchase Agreement (the “June 2025 Purchase Agreement”) with certain investors, including Chun K. Hong, Chairperson of our board of directors, President and Chief Executive Officer (collectively, the “June 2025 Purchasers”), pursuant to which we issued and sold to the June 2025 Purchasers in a registered offering (the “June 2025 Offering”) an aggregate of (i) 17,142,860 shares of our common stock and (ii) 34,285,720 Common Stock Purchase Warrants (the “June 2025 Warrants”) to purchase up to an aggregate of 34,285,720 shares of our common stock at a combined purchase price of $0.70 per share and accompanying June 2025 Warrant. Mr. Hong purchased $3.0 million of shares and accompanying June 2025 Warrants in the June 2025 Offering. The June 2025 Offering closed on June 25, 2025. The net proceeds to us from the June 2025 Offering were approximately $11.3 million, after deducting placement agent fees and offering costs paid by us.

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

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into a purchase agreement (the “March 2025 Purchase Agreement”) with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the March 2025 Purchase Agreement subject to the conditions and limitations set forth in the March 2025 Purchase Agreement. As of September 27, 2025, $73.9 million remains available under the March 2025 Purchase Agreement with Lincoln Park. Pursuant to the October 2025 Purchase Agreement, we may not effect any sale under the March 2025 Purchase Agreement for a period of 90 days from the closing of the October 2025 Offering.

2023 SVB Credit Agreement

On November 7, 2023, we entered into a loan and security agreement (as amended to date, the “2023 SVB Credit Agreement”) with SVB, which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Wall Street Journal prime rate. The maturity date was originally November 7, 2025. On November 7, 2025, we entered into a first amendment to the loan and security agreement (the “2023 SVB Credit Agreement Amendment”) to, among other things, extend the maturity date from November 7, 2025 to November 7, 2027.

As of September 27, 2025, the outstanding borrowings under the 2023 SVB Credit Agreement were $1.1 million with no availability under the revolving line of credit. During the nine months ended September 27, 2025, we had net borrowings of $2.2 million under the 2023 SVB Credit Agreement.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents together with the cash received under the Strategic Agreement with SK hynix, proceeds from issuances of debt and equity securities, including our equity line with Lincoln Park, cash receipts from net sales, funds raised through future equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, this estimate may ultimately be incorrect and we may use our cash resources faster than we expect as a result of many factors, including costs to defend our intellectual property portfolio, the results of ongoing litigation and legal proceedings, demand and acceptance of our products, whether our current customers continue purchasing our products, costs of developing and improving our products, our results of operations, including our level of net product sales that we receive which can vary based on a number of factors, including the amount and timing of vendor payments, the timing of customer orders, the effects of changes in international trade policy, non-reoccurring items and changing projected inventory needs and estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the annual periods beginning January 1, 2024, and becomes effective for interim periods within fiscal years beginning January 1, 2025. We adopted this guidance on December 28, 2024. The adoption only impacted our disclosure and has no material impact on the Company’s condensed consolidated financial statements as of and for the quarter ended September 27, 2025.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded there was a material weakness in our internal controls due to the historical lack of independent board member and audit committee oversight of our financial reporting process until the recent board appointments and audit committee’s reformation in June 2025. While we now have a standing audit committee comprised of an independent board member, this oversight will need to operate effectively for a sufficient period of time before management may consider our previously identified material weakness to be remediated. As a result of these circumstances, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 27, 2025.

While we are not required to provide an auditor’s attestation report on internal control over financial reporting in this Form 10-Q, our independent registered public accounting firm expects to conduct an integrated audit of our financial statements and internal control over financial reporting in preparation for our Form 10-K for the year ending December 27, 2025. An integrated audit involves both an opinion on the financial statements and an opinion on the effectiveness of internal control over financial reporting, in accordance with the Public Company Accounting Oversight Board Auditing Standard No. 2201.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

The information under “Commitments and Contingencies” in Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. Some of the more significant challenges and risks include the following:

●	We have historically incurred losses and may continue to incur losses;
●	We may not be able to collect or otherwise receive value for the damages awarded to us in any of our litigations, including with Samsung and Micron, which could have an adverse impact on our business, financial condition and operating results;
●	We are involved in multiple lawsuits and administrative actions in multiple jurisdictions to protect and assert our intellectual property rights against large, well-capitalized companies, which requires that we continue to expend substantial financial and management resources, and we may not be successful in these proceedings;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others;
●	The vast majority of our net product sales in recent periods have been generated from resales of products sourced from SK hynix pursuant to our Strategic Agreement with SK hynix. The supply terms of this Strategic Agreement expire in April 2026, and we may be unable to renew these terms. If SK hynix does not continue to supply us with products for resale, our revenues will be adversely affected;
●	We are subject to risks relating to our focus on developing our compute express link (“CXL”) products for our target customer markets;
●	Sales to a small number of customers currently and have historically represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations. In particular, a significant portion of our sales are to customers located in the PRC. Sales to these customers may be adversely affected as a result of international trade policies or the tariff environment between the United States and the PRC;
●	We are subject to risks of disruption in the supply of component products;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry and the ongoing effects of recent changes to international trade and tariff policies;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could materially and adversely affect our revenues, gross margin and earnings;
●	Our manufacturing operations involve significant risks;
●	We also depend on third parties to design and manufacture components for our products and the component products we resell, which exposes us to risks;

●	If our products or the component products we resell do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Difficulties with our global information technology systems, including any unauthorized access or cyber-attacks, could harm our business;
●	If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer;
●	If we acquire businesses or technologies or pursue other strategic transactions or relationships in the future, these transactions could disrupt our business and harm our operating results and financial condition;
●	Increased prices and inflation or the effects of changes in international trade policies and the changing tariff environment could negatively impact our margin performance and our financial results;
●	Geopolitical risks associated with the ongoing conflicts between Russia and Ukraine and Israel and Palestine continue to contribute to heightened market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products;
●	We have identified a material weakness in our internal control over financial reporting. While we have taken steps to remediate this material weakness, if we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business;
●	We may be unsuccessful in monetizing our intellectual property portfolio;
●	If our proprietary rights are not protected, our customers or our competitors might gain access to our proprietary designs, processes and technologies, which could adversely affect our operating results;
●	We may become involved in non-patent related litigation and administrative proceedings that may materially adversely affect us;
●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all. Our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally could adversely affect our operations and liquidity;
●	As our shares of common stock are not listed on a national securities exchange, it may be more difficult for you to dispose of your shares and they may be less liquid when compared to securities that are listed on a national securities exchange;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our outstanding warrants, equity incentive plans or the March 2025 Purchase Agreement, would result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline;
●	A large portion of our warrants contain anti-dilution provisions for certain dilutive issuances of our securities at prices lower than the exercise prices set forth in such warrants;
●	Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business; and
●	We do not currently intend to pay dividends on our common stock, and any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

Risks Related to Our Business, Operations and Industry

We have historically incurred losses and may continue to incur losses.

Since the inception of our business in 2000, we have only experienced two fiscal years (2006 and 2021) with profitable results. In order to sustain or again achieve profitability, or to achieve and sustain positive cash flows from operations, we must reduce operating expenses and/or increase our revenues and gross margin. Although we have in the past engaged in a series of cost reduction actions, such expense reductions alone will not make us profitable or allow us to sustain profitability if it is achieved, and eliminating or reducing strategic initiatives could limit our opportunities and prospects. Our ability to sustain profitability will depend on increased revenue growth from, among other things, increased demand for our product offerings and our ability to monetize our intellectual property. We may not be successful in any of these pursuits, and we may not be able to sustain profitability if achieved.

We may not be able to collect the damages awarded to us in any of our litigations with Samsung, which could have an adverse impact on our business, financial condition and operating results.

As previously reported, in our litigation with Samsung, we were awarded approximately $303 million and $118 million in damages in two separate cases.  As of the reporting date, all Netlist patents found to be infringed in the respective jury verdicts and judgments remain subject to final written decisions by the Patent Trial & Appeal Board (“PTAB”) in their corresponding inter partes reviews (“IPRs”), which are subject to appeals before the U.S. Court of Appeals for the Federal Circuit (“CAFC”).  The first case (approximately $303 million) is also on appeal before the CAFC.  See Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report for discussion of the current status of these proceedings.

In the second case (approximately $118 million), Samsung has filed post-trial motions for judgment as a matter of law and for a new trial.  These motions may cause a lengthy delay in our ability to collect the damages award and could also result in a reversal or reduction of the damages award.  Even if these post-trial motions are ultimately unsuccessful, we would still need to successfully collect the damages awarded to us.  Following the resolution of these post-trial motions, this case may be subject to further appeals.  One of the patents found to have been infringed has also recently been challenged in an ex parte reexamination.  See Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report for discussion of the current status of these proceedings.

The outcomes of the pending IPR, the ex parte reexamination, appeals and the two cases (including appeals) may impact our ability to collect the respective damages awards and/or the amounts collected. In addition, if we are unable to sustain our operations through the post-trial phase of the second case or the appeals, we may be required to raise additional capital through proceeds from other litigated matters or debt or equity financing. We cannot be certain that we will prevail or settle in any other ongoing litigation, or that any additional financing we may need will be available on terms acceptable to us, or at all. If we do not receive funds from other litigation matters or secure financing in the future, we may be forced to liquidate our assets or discontinue our operations altogether.

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

The vast majority of our net product sales in recent periods have been generated from resales of products sourced from SK hynix pursuant to the Strategic Agreement. The term of the supply provisions of this Strategic Agreement expire in April 2026. We may be unable to renew our supply agreements with SK hynix. We can provide no assurance that SK hynix will continue to supply us with products for resale on similar terms to our existing arrangements or at all. As a result, our revenue in future periods will be adversely affected if SK hynix does not continue to supply us with products for resale. In addition, we may experience supply shortages at any time and for a variety of reasons, including, among others, spikes in customer demand that cannot be satisfied or shortages due to international tariffs, and any problems that arise with SK hynix’s manufacturing operations or facilities that cause disruptions or delays, or any failure to comply with the terms of the agreements regarding the supply of these products. If we choose, or if we are forced, to seek to supply the component products we resell from other suppliers, we may not be able to identify other suppliers that are available and able to produce the particular components with the specific product specifications and in the quantities our customers require, or we may not be able to make arrangements with any other suppliers in a timely manner to avoid delays in satisfying customer orders. Further, even if we are able to make arrangements with other suppliers for sufficient component products to replace any undersupply from SK hynix, we may not be able to make these arrangements on financial and other terms comparable to those we have negotiated with SK hynix. As a result, any inability to obtain sufficient component products from SK hynix could increase our cost of sales for component product resales if we are forced to pay higher prices to obtain the products from other suppliers. Moreover, all of our supply arrangements for these component products and any arrangements we may establish with other suppliers, are subject to the other supply and manufacturing risks discussed elsewhere in these risk factors.

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

Our target markets are characterized by a limited number of large companies, and consolidation in one or more of these markets may further increase this concentration. As a result, sales to small numbers of customers have historically represented and currently represent a substantial portion of our net product sales, and we expect this concentration to continue. For example, for the quarter ended September 27, 2025, three customers represented approximately 36%, 18%, and 13% of our net product sales, respectively. Additionally, the composition of major customers and their respective contributions to our net product sales have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. We believe our performance depends in significant part on our ability to establish and maintain relationships with and effect substantial sales to our large customers.

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

Some of our customers and suppliers have proprietary products or technologies that are competitive with our products or the components we resell to them or could develop internal solutions or enter into strategic relationships with, or acquire, other high-density memory module or component providers. Any of these actions could reduce our customers’ demand for our products or the component products we resell. Additionally, some of our significant suppliers could choose to sell component products to customers directly, which could materially and adversely affect our ability to resell these products or may choose to manufacture competitive memory subsystem products themselves or reduce our supply of essential components of our products, which could materially and adversely affect our ability to manufacture and sell our memory subsystems.

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

Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand makes it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could materially and adversely affect our revenues, gross margin and earnings.

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

Declines in our average sale prices, driven by volatile prices for components and other factors, may result in material declines in our revenues and gross margin.

Our industry has historically been characterized by declines in average sale prices and we have at times experienced declines in average sale prices. If sale price declines are not offset by corresponding decreases in costs or increases in sales volume or sales of products with higher margins, these sale price declines could have a material adverse effect on our operating results.

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

We utilize third-party manufacturing facilities in the PRC, Taiwan and Korea where we produce our products. As we manufacture new and more complex products, the risk of encountering delays, difficulties or higher costs increases. In addition, the start-up costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment and any resulting manufacturing delays and inefficiencies, could negatively impact our results of operations.

Additionally, we could experience prolonged disruption, material malfunction, interruption or other loss of operations at any manufacturing facility for any number of reasons, including the occurrence of a contagious disease or illness, international tariffs or trade wars, such as the recent tariffs between the United States and PRC, cyber-attacks, catastrophic weather events, labor disruptions, or conflicts or disagreements between the PRC and Taiwan or the PRC and the United States, or we may need to add manufacturing capacity to satisfy any increased demand for our products. Under these circumstances, our manufacturing costs may increase, decrease our gross margin, decrease our control over manufacturing processes, limit our ability to satisfy customer requirements and demand and delay new product development until we secure additional manufacturing capacity, which we may not be able to do in a timely manner, on acceptable terms or at all. We may also experience a decline in our gross margin and supply disruptions as a result of the recent international tariffs between the United States and China and this trend may continue. If any of these risks occur, our operations, performance and customer relationships could be severely harmed.

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

Components that are used in our products, as well as all of the component products we resell, are designed and manufactured by third parties. In addition, some of our memory subsystem products rely on significantly customized components. The ability and willingness of third parties to enter into these engagements with us and perform in accordance with these engagements is largely outside our control. If one or more of our design or manufacturing partners experiences a manufacturing disruption for any number of factors including labor disruptions, catastrophic weather events, political instability, acts of terror or war, and military hostilities in multiple geographies (including the ongoing conflicts in Ukraine as well as Israel and Palestine), and the occurrence of a contagious disease or illness, fails to dedicate adequate resources to the production of the components we use in our products or the components we resell, experiences financial instability or otherwise fails to perform its obligations to us in a timely manner or at satisfactory quality levels, our ability to bring products to market or deliver products to our customers, as well as our reputation, could suffer and our business and prospects could be materially harmed. In the event of any failure by our component manufacturers, we may have no readily available alternative source of supply for these components, since, in our experience, the lead time needed to establish a relationship with a new design or manufacturing partner is substantial, and the time for our OEM customers to re-qualify our products with components from a new vendor is also significant. Additionally, even if an alternative manufacturer is available, we may not be able to engage the manufacturer on acceptable terms, which could result in increased costs, timing requirements or other adverse changes. Further, we may not be able to redesign the customized components used in our products to be manufactured by a new manufacturer, in which case we could infringe on the intellectual property of our current design or manufacturing partner when we manufacture the products with a new design or manufacturing partner. Such an occurrence could force us to stop selling certain of our products or could expose us to lawsuits, license payments or other liabilities.

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

As is common in our industry, we have a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs that may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights, claims based on our negligence or willful misconduct and indemnities involving the accuracy of representations and warranties. We also have indemnification obligations (i) to our directors and officers to the maximum extent permitted under the laws of the State of Delaware, (ii) pertaining to obligations, demands, claims, relating to liabilities claimed or asserted by other parties in connection with transactions contemplated by applicable investment or loan documents, and (iii) arising from other claims related to certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities or may face other claims arising from our use of the applicable premises. The scope of these indemnities varies, the duration of these indemnities is often perpetual after execution of an agreement, and the maximum potential amount of future payments we could be required to make under these indemnities is often unlimited. Any indemnification claims could require us to incur significant legal fees and could potentially result in our payment of substantial damages, and our insurance, depending on the circumstances or claims, generally would not or may not cover these fees or damages. As a result, the occurrence of any of these circumstances could have a material adverse effect on our business and results of operations.

We depend on certain key employees, and our business could be harmed if we lose the services of any of these employees or are unable to attract and retain other qualified personnel.

To date, we have been highly dependent on the experience, relationships and technical knowledge of certain key employees. We believe our future success will be dependent on our ability to retain the services of these key employees, develop their successors and properly manage the transition of their roles should departures occur. The loss of these key employees or their inability to continue to provide their services could delay the development and introduction of new or enhanced products or technologies, negatively impact our ability to sell our existing products, limit our ability to pursue our other business goals and strategies and otherwise harm our business. We do not have employment agreements with any of our employees other than Chun K. Hong, our President, Chief Executive Officer and a member of our board of directors, and as a result, most of our employees may terminate their employment with us at any time.

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

Due to our small number of suppliers, including SK hynix for many of the components and/or products we resell, a disruption resulting from equipment or power failures, quality control issues, human errors, government intervention, cyber-attacks, geopolitical changes or natural disasters, including earthquakes and floods, could require significant costs to repair and could interrupt or interfere with product manufacture and sale and cause significant delays in product shipments, which could harm our customer relationships, financial condition and results of operations. In the past, our prior PRC manufacturing facility suffered water damage as a result of heavy rains and floods, which forced us to temporarily halt manufacturing at the facility while necessary repairs or equipment replacements were made. This incident caused us to incur additional expenses because we were forced to shift our manufacturing activities to a third-party facility in the PRC to mitigate the disruption in product shipments to our customers. If manufacturing at any of our or our partners’ or suppliers’ facility is disrupted for similar or other reasons in the future, we may again be subject to increased expenses in order to secure alternative manufacturing capabilities, our ability to sell products and our relationships with our customers could be materially harmed. Additionally, we may be forced to bear significant costs in order to repair any damage to our manufacturing equipment and facility. Any of these outcomes could have a material adverse effect on our business and results of operations.

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

While our information technology systems include security measures designed to prevent unauthorized access, employee error, employee malfeasance, or other causes including intentional misconduct by computer hackers, could circumvent these measures and result in unauthorized access to these systems in a manner that materially and adversely affects our operations. Because the techniques used to gain unauthorized access to information technology systems evolve frequently and often are not recognized until successful, we may be unable to anticipate these techniques or implement adequate preventative measures in a timely manner. The growth of AI capabilities may also lead to new or more sophisticated methods of attack that are not anticipated. Any security breach could require significant resources to correct, if correction is possible, and could result in a material disruption to our business, misappropriation or loss of data, loss of confidence in us by our customers, damage to our reputation, and legal liability. Further, any failure to implement appropriate security measures to protect our information or any breach or other failure of our systems that results in unauthorized access, manipulation, disclosure or loss of this information could result in our violation of any U.S. or foreign data protection laws that are applicable to us, including the California Consumer Privacy Act (“CCPA”) which went into effect in January 2020. Further, the California Privacy Rights Act (“CPRA”), which became effective in 2023 and amends the CCPA, creates additional obligations with respect to processing and storing personal information, as well as establishes a new regulatory authority to enforce the CCPA and CPRA which is in the process of drafting and implementing new regulations. Unlike other state privacy laws, the CCPA also regulates personal information collected in business to business and in human resources contexts which impacts our business operations. These laws, the regulations, and their interpretation and application are constantly evolving, and they could be interpreted and applied in a manner that is inconsistent with our current practices or they could become more stringent over time. Efforts to comply with applicable data protection laws or any new interpretations of their application could involve significant time and substantial costs or require us to change our business practices and compliance procedures, and any failures to so comply could subject us to substantial civil or criminal fines or sanctions. Any of these outcomes could have a material negative impact on our business, performance and prospects.

Our operations in the PRC could also be subject to recent significant developments concerning privacy and data security. The Data Security Law of the PRC (“Data Security Law”), which took effect on September 1, 2021, requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data. Also in the PRC, the Personal Information Protection Law, which took effect on November 1, 2023, introduced stringent protection measures for processing personal information. We may be required to make further adjustments to our business practices to comply with the data security and data protection laws in the PRC, and such regulations may interfere with intended business activities, or cause us to incur additional costs. Further, the Department of Justice’s Data Transfer Rule took full effect as of October 6, 2025 and it prohibits or restricts the flow of bulk sensitive U.S. personal data to “countries of concern” and “covered persons” to protect national security. It mandates U.S. companies to take proactive steps, such as data mapping, partner vetting and due diligence, and the implementation of robust compliance programs to detect, control, and document such data flows. In addition to other countries, the Bulk Transfer Rule includes China as a country of concern and may have impact on our business activities, or cause us to incur additional costs associated with compliance.

If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer.

Any future growth we may experience could strain our resources, management, information and telecommunication systems and operating and financial controls. To manage future growth effectively, we must be able to improve and expand our systems and controls, which we may not be able to do in a timely or cost-effective manner. In addition, our management team has relatively limited experience managing a rapidly growing business. As a result, they may not be able to manage any future growth we may experience. A failure to manage any growth we may experience or improve or expand our existing systems and controls and to grow and scale our manufacturing capabilities, or unexpected difficulties in doing so, could harm our business and results of operations.

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

Acquisitions and other strategic transactions or relationships entail a number of risks that could adversely affect our business and operating results, including, among others:

●	difficulties integrating the operations, technologies or products of acquired companies or working with third parties with which we may partner on joint development or collaboration relationships;
●	the diversion of management’s time and attention from the daily operations of our business;
●	insufficient increases in revenues to offset increased expenses associated with an acquisition or strategic transaction or relationship;
●	difficulties retaining business relationships with our existing suppliers and customers or the suppliers and customers of an acquired company;
●	overestimation of potential synergies or other benefits, or a delay in realizing these synergies or other benefits;
●	entering markets in which we have no or limited experience and in which competitors have stronger market positions;
●	the potential loss of our key employees or those of an acquired company;
●	exposure to contingent liabilities of an acquired company;
●	depletion of cash resources to fund an acquisition or other strategic transaction or establish a strategic relationship, or dilution of existing stockholders or increased leverage relative to our earnings or to our equity capitalization if we issue debt or equity securities for these purposes;
●	adverse tax consequences; and
●	incurrence of material charges, such as depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred stock-based compensation expense and identifiable purchased intangible assets or impairment of goodwill.

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

Risks Related to Laws and Regulations

We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations. In particular, a significant portion of our sales are to customers located in the PRC. Sales to these customers may be adversely affected as a result of international trade policies or the tariff environment between the United States and the PRC.

We sell products to foreign corporations and deliver products to facilities located in foreign countries. To facilitate this process and to meet the long-term projected demand for our products, we utilize manufacturing facilities in the PRC, Taiwan and Korea where our contracted third parties, produce our products.

Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations, as we are operating in business and regulatory environments in which we have limited experience and that may impose materially different requirements. Further, the geographic distance from our headquarters in Irvine, California, compounds the difficulties of maintaining or supervising a manufacturing operation in the PRC, Taiwan and Korea. For instance, we may not be able to maintain the desired amount of control over production capacity and timing, inventory levels, product quality, delivery schedules, manufacturing yields or costs. Moreover, we will need to continue to overcome language and cultural barriers to effectively conduct these international operations. Failures in any of these areas could result in legal consequences or production delays and increased turnaround times, which could adversely affect our business. In addition, changes to the labor or other laws of the PRC, Taiwan and Korea or the economic and political conditions in the PRC, Taiwan and Korea, including recent heightened tensions between the PRC and Taiwan, increased industrialization in recent years, natural disasters, public health crises, including the occurrence of a contagious disease or illness, and other catastrophic events, could increase the costs of employing a local workforce or conducting our manufacturing facilities in the PRC, Taiwan and Korea. Any of these factors could negatively impact any cost savings we experience from locating our manufacturing facilities in the PRC, Taiwan and Korea. For example, in December 2021, the United States adopted the Uyghur Forced Labor Prevention Act (“UFLPA”) which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of the PRC or that are produced by certain entities are prohibited from importation into the United States. These import restrictions came into effect on June 21, 2022. While we are not presently aware of any direct impacts of these restrictions on our supply chain, the UFLPA may have an adverse effect on global supply chains which could adversely impact our business and results of operations.

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

Further, there are uncertainties regarding the interpretation and application of PRC, Taiwan and Korea laws, rules, and regulations, including, but not limited to, the laws, rules and regulations governing our third-party suppliers’ manufacturing facilities in the PRC, Taiwan and Korea. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. We cannot assure you that the PRC, Taiwan and Korea regulatory authorities will not determine that our third-party suppliers’ manufacturing facilities in PRC, Taiwan and Korea do not violate the local laws, rules or regulations. The PRC, Taiwan and Korea have broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted by relevant governmental agencies may be revoked at a later time by other regulatory agencies. We cannot predict the effect of the interpretation of existing or new PRC, Taiwan and Korea laws or regulations on our business. Any of these or similar actions could significantly disrupt our operations or restrict us from conducting a substantial portion of our operations, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, international turmoil and the threat of future terrorist attacks have contributed to an uncertain political and economic climate, both in the United States and globally, and have negatively impacted the worldwide economy. The economies of the PRC and other countries in which we make sales have been volatile in recent years, resulting in significant fluctuations in local currencies and other instabilities. These conditions could continue or worsen, which could adversely affect our foreign operations and our performance. The occurrence of any of these risks related to our international operations, including our international sales, could have a material adverse effect on our business, financial condition and prospects for growth.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of September 27, 2025, our management concluded there was a material weakness in our internal controls due to the lack of an independent board and audit committee until the recent board appointments and audit committee’s reformation in June 2025. As a result of these circumstances and the related lack of independent committee oversight of the financial reporting process, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was not effective as of September 27, 2025 based on the criteria set forth by COSO.

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

Moreover, monitoring for any unauthorized use of our technologies is costly, time-consuming and difficult. This is particularly true in foreign countries, such as the PRC, where the laws may not protect our proprietary rights to the same extent as applicable U.S. laws.

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

To support our activities in the near term, we expect to rely on cash generated from our business, the cash received under the Strategic Agreement entered into on April 5, 2021 with SK hynix, proceeds from issuances of debt and equity securities, proceeds from our registered offerings with certain investors, and the equity financing available under the March 2025 Purchase Agreement entered into with Lincoln Park on March 13, 2025, and borrowing availability under our credit facility with SVB. Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

Pursuant to the October 2025 Purchase Agreement, we may not effect any sale under the March 2025 Purchase Agreement for a period of 90 days from the closing of the October 2025 Offering. Further, pursuant to the terms of the October 2025 Purchase Agreement and subject to certain limited exceptions, we have agreed for a period of 90 days from the closing of the October 2025 Offering not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents (as defined in the October 2025 Purchase Agreement) or (ii) file any registration statement or amendment or supplement to any registration statement. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. Further, even if our near-term liquidity expectations prove correct, we may still seek to raise capital through one or more of these financing alternatives. However, we may not be able to obtain capital when needed or desired, on terms acceptable to us or at all.

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

A large portion of our warrants contain anti-dilution provisions for certain dilutive issuances of our securities at prices lower than the exercise prices set forth in such warrants.

We currently have outstanding June 2025 Warrants to purchase up to 34,285,720 shares of our common stock and October 2025 Warrants to purchase up to 28,571,432 shares of our common stock. The June 2025 Warrants and October 2025 Warrants provide for a reduction of the exercise price if we, at any time while these warrants are outstanding, issue, or are deemed to have issued, common stock or common stock equivalents, at a price less than the exercise price then in effect for these warrants, subject to certain customary exceptions. The June 2025 Warrants currently have an exercise price of $0.60 and the October 2025 Warrants currently have an exercise price of $0.70. The exercise price of the June 2025 Warrants and the October 2025 Warrants will also remain subject to adjustment for future dilutive issuances. The dilutive effect of any exercise price adjustments to the June 2025 Warrants and the October 2025 Warrants would likely have a negative impact on the trading price of our common stock and these terms may cause the exercise price of these warrants to be reduced to a price that is well below their current exercise price or any further reduced exercise price pursuant to the terms of these warrants.

Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business.

As of September 27, 2025, there were 292,659,926 shares of our common stock outstanding. In addition, 2,708,763 shares of our common stock are subject to outstanding stock options, 2,874,880 shares of our common stock are subject to outstanding unvested restricted stock units, and 59,033,196 shares of our common stock are subject to outstanding warrants. We may also issue up to $75 million shares of common stock pursuant to the March 2025 Purchase Agreement. All outstanding shares of our common stock and stock issuable pursuant to the March 2025 Purchase Agreement are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, or warrants may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, and warrant agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

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

Insider Trading Arrangements

During the fiscal quarter ended September 27, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

On September 12, 2025, Chun K. Hong, our President, Chief Executive Officer and Chairman of our Board of Directors, entered into a Rule 10b5-1 sales plan (the “Hong 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The Hong 10b5-1 Sales Plan, which has a term that expires on December 31, 2026, provides for the sale of up to 2,388,823 shares of our common stock and certain shares of common stock (not currently determinable) to satisfy applicable tax withholding obligations upon the vesting of 412,250 restricted stock units (“RSUs”).

On September 12, 2025, Mr. Hong and Won Kyung Cha, as trustees of the Chun Ki Hong Won Kyung Cha Community Property Trust dated 8/16/2004, entered into a Rule 10b5-1 sales plan (the “Hong and Cha Trust 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The Hong and Cha Trust 10b5-1 Sales Plan, which has a term that expires on December 31, 2026, provides for the sale of up to 3,611,177 shares of our common stock.

On September 12, 2025, Gail Sasaki, our Executive Vice President and Chief Financial Officer, entered into a Rule 10b5-1 sales plan (the “Sasaki 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The Sasaki 10b5-1 Sales Plan, which has a term that expires on December 31, 2026, provides for the sale of up to 175,000 shares of our common stock and certain shares of common stock (not currently determinable) to satisfy applicable tax withholding obligations upon the vesting of 75,000 RSUs.

On September 12, 2025, Jun Cho, a member of our board of directors, entered into a Rule 10b5-1 sales plan (the “Cho 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The Cho 10b5-1 Sales Plan, which has a term that expires on December 31, 2026, provides for the sale of up to 50,000 shares of our common stock.

On September 12, 2025, Blake Welcher, a member of our board of directors, entered into a Rule 10b5-1 sales plan (the “Welcher 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, The Welcher 10b5-1 Sales Plan, which has a term that expires on December 31, 2026, provides for the sale of up to 75,000 shares of our common stock.

Amendment to 2023 SVB Credit Agreement

On November 7, 2023, we entered into the 2023 SVB Credit Agreement, which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Wall Street Journal prime rate. On November 7, 2025, we entered into the 2023 SVB Credit Agreement Amendment to, among other things, extend the maturity date from November 7, 2025 to November 7, 2027.

All obligations under the 2023 SVB Credit Agreement are secured by a first priority security interest in our tangible and intangible assets (excluding our intellectual property). The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends.

As of September 27, 2025, the outstanding borrowings under the 2023 SVB Credit Agreement were $1.1 million with no availability under the revolving line of credit. During the nine months ended September 27, 2025, we had net borrowings of $2.2 million under the 2023 SVB Credit Agreement.

The full text of the 2023 SVB Credit Agreement Amendment is filed as Exhibit 10.7 of this Quarterly Report on Form 10-Q and is incorporated herein by reference. Descriptions of the 2023 SVB Credit Agreement Amendment are qualified in their entirety by this Exhibit 10.7.

Item 6.	Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 17, 2018
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	September 25, 2025
3.2	Second Amended and Restated Bylaws of Netlist, Inc.		10-Q	001-33170	November 7, 2024
4.1	Form of Common Stock Purchase Warrant		8-K	001-33170	October 7, 2025
4.2	Form of Amended and Restated Common Stock Purchase Warrant	X
10.1˄	Form of Securities Purchase Agreement, dated October 6, 2025, by and among Netlist, Inc. and the purchasers identified therein		8-K	001-33170	October 7, 2025
10.2	Placement Agency Agreement, dated October 6, 2025, by and between Netlist, Inc. and Roth Capital Partners, LLC		8-K	001-33170	October 7, 2025
10.3	Form of Lock-Up Agreement		8-K	001-33170	October 7, 2025
10.4	Form of Waiver and Amendment, dated October 6, 2025, by and between Netlist, Inc. and the purchasers identified therein		8-K	001-33170	October 7, 2025
10.5#	Netlist, Inc. 2025 Equity Incentive Plan		8-K	001-33170	September 11, 2025
10.6#	Form of Restricted Stock Unit Agreement issued pursuant to the Netlist, Inc. 2025 Equity Incentive Plan	X
10.7	First Amendment to Loan and Security Agreement, dated November 7, 2025, between Silicon Valley Bank, a division of First-Citizens Banks & Trust Company and Netlist, Inc.	X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32.1+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
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

Date:November 12, 2025	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)