Form 10-K
period 2025-12-27
NETLIST INC
filed 2026-03-19
CIK 1282631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2025

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $189.2 million.

As of March 13, 2026, the registrant had 316,515,344 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Netlist, Inc. and Subsidiaries

Form 10-K

For the Fiscal Year Ended December 27, 2025

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

Forward-looking statements contained in this report include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell, including our beliefs regarding memory chip shortages and when new manufacturing facilities may become operational;
●	our ability to collect any damages awarded to us, including in our litigation with Samsung Electronics Co., Ltd., Samsung Semiconductor Inc., and Samsung Electronics America Inc. (collectively, “Samsung”) and/or in our litigation with Micron Technology, Inc. (“Micron”);
●	our beliefs and estimates regarding potential intellectual property suits or claims in process under current litigation;
●	our ability to defend successfully any challenges to our intellectual property or claims asserting patent infringement relating to our products;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, protecting, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we currently have and may pursue in the future, including our ability to renew our agreements with SK hynix;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

Overview

We are a leading innovator in advanced memory and storage solutions. With a rich portfolio of patented technologies, our inventions are foundational to the advancement of artificial intelligence (“AI”) computing.

Our Industry

The global high-performance memory market is driven by increasing demand from data center and enterprise storage applications for improved input/output performance, lower latency, and increased redundant persistent data storage capacities. The proliferation of mobile devices, social media platforms, cognitive/AI systems and cloud-based software applications has resulted in the accelerating creation and transmission of data. To manage and analyze this data, we believe new memory and storage technologies need to be developed and implemented to satisfy the needs in the industry.

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

Compute Express Link Technology (“CXL”)

We are investing in new technologies like memory expansion utilizing Compute Express Link (“CXL”), which improves server capacity and bandwidth beyond what traditional memory channels can provide. Traditional memory channel bandwidth and capacities can no longer keep up with host central processing unit needs. CXL provides a range of features designed to cater to the evolving needs of high-performance data center computing and AI. As this space matures, we believe that CXL technology will allow larger memory pools to be placed further away from the host central processing unit and still be seamlessly utilized with the traditional channel memory.

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

Resources

Manufacturing

We utilize third-party manufacturing facilities in the People’s Republic of China (“PRC”), Taiwan and Korea. Our manufacturing experience, combined with our engineering and design capabilities, allows us to support our customers quickly and in high volume. Our products are produced on surface mount assemblies and undergo subsystem testing, system-level burn-in testing, programming, marking, labeling and packaging. Manufacturing cycle times for our memory subsystem products, from receipt of order, are typically one week or less and in some cases as short as two days.

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

Supply Chain

We acquire components and materials, such as field-programmable gate arrays (“FPGAs”), ASICs, DRAMs and NAND flash, directly from integrated circuit manufacturers or distributors and assemble them into our finished subsystem products. We have developed supplier relationships with several manufacturers of these component products, and we typically qualify our memory subsystem products with our customers using multiple component manufacturers. However, our actual purchases of component products, both for integration into our products and for resale, are concentrated in a small number of suppliers. Various factors could impact the availability of materials or components, and shortages or increases in lead times have occurred in the past, are currently occurring with respect to some materials and components and may occur from time to time in the future.

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

Patents

As of December 27, 2025, we had over 200 issued patents and pending patent applications worldwide. Our issued patents cover various aspects of our innovations and include various claim scopes and, as a result, we believe our business is not materially dependent on any one claim in any of our existing patents or pending patent applications.

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

Employees

As of December 27, 2025, we had a total of 72 employees globally, of which 66 were full-time employees.

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

We are also subject to a variety of laws and regulations relating to other matters, including workplace health and safety, labor and employment, foreign business practices (including the U.S. Foreign Corrupt Practices Act and applicable foreign anti-bribery laws), data protection, privacy, public reporting and taxation, among others. It is difficult and costly to manage the requirements of every authority having jurisdiction over our various activities and to comply with their varying standards. Any changes to existing regulations or adoption of new regulations may result in significant additional expense to us or our customers. Further, our failure to comply with any applicable laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including monetary penalties or imposition of sanctions or other corrective requirements.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”). Our filings with the SEC are available free of charge on the SEC’s website (www.sec.gov) and on the "Investors" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also contains copies of our corporate governance guidelines, code of business conduct and ethics, insider trading policy and whistleblower policy.

Item 1A.	Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results, financial condition, impair our future growth prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. In assessing these risks, you should also review the other information contained in this report, including our consolidated financial statements and accompanying notes, and the other filings we make with the SEC. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to the following:

●	We have historically incurred losses and may continue to incur losses;
●	We may not be able to collect the substantial amount in damages previously awarded to us in our litigations, which would likely have an adverse impact on our business, financial condition and operating results;
●	We are and expect to continue to be involved in other legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others. Our opponents in these matters are often large, well-capitalized companies, and we expect to continue to expend substantial financial and management resources in connection with these claims. We may not be successful in these matters such that our business, results of operations and prospects may be materially and adversely affected;
●	Net product sales from resales of products, including products sourced from SK hynix, have in certain historic periods comprised a large portion of our net product sales. Material declines in resales, increases in our costs for the products we resell and disruption in the supply of the products we resell, could materially and adversely harm our business and results of operations;
●	Sales to a small number of customers currently, and have historically, represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business;
●	If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed;

●	We face intense competition in our industry, and we may not be able to compete;
●	Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand make it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could materially and adversely affect our revenues, gross margin and earnings;
●	We depend on third parties to design and manufacture our products and the component products we resell, which exposes us to risks;
●	We rely on our internal and third-party sales representatives to market and sell our products and the component products we resell, and any failure by these representatives to perform as expected could reduce our sales;
●	Our global information technology systems, including those of our vendors, may fail, suffer unauthorized access or cyber-attacks, loss of data, and other disruptions, which could result in a material disruption of our business or product development, and could materially and adversely harm our business;
●	Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry, the ongoing effects of recent changes to international trade and tariff policies and regional and global conflicts such as those in the Ukraine and West Asia and North Africa;
●	Increased prices and inflation or the effects of changes in international trade policies, the changing tariff environment or military conflicts could negatively impact our margin performance and our financial results;
●	We are exposed to additional business, regulatory, political, operational, financial and economic risks related to our international sales and operations.
●	A significant portion of our sales are to customers located in the PRC. Sales to these customers may be adversely affected as a result of international trade policies or the tariff environment between the United States and the PRC;
●	Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs;
●	We have identified a material weakness in our internal control over financial reporting. While we have taken steps to remediate this material weakness, if we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business;
●	Our actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business;
●	We may not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all. Our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate;
●	The price and trading volume of our common stock has and may continue to fluctuate significantly in reaction to real or perceived developments in our business;
●	As our shares of common stock are not listed on a national securities exchange, it may be more difficult for stockholders to dispose of their shares and our shares of common stock may be less liquid when compared to securities that are listed on a national securities exchange;
●	Future issuances of our common stock or rights to purchase our common stock, including pursuant to our outstanding warrants, equity incentive plans or the March 2025 Purchase Agreement, would result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to decline; and
●	A large portion of our warrants contain anti-dilution provisions for certain dilutive issuances of our securities at prices lower than the exercise prices set forth in such warrants.

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

We may not be able to collect the substantial amount in damages previously awarded to us in our litigations, which would likely have an adverse impact on our business, financial condition and operating results.

We have been awarded a substantial amount of damages in connection with certain ongoing litigation. However, we may not be able to collect all or any portion of the damages awarded to us. Collection efforts are often lengthy, costly, and unpredictable, and are typically subject to legal challenges, settlement negotiations, appeals, or enforcement proceedings in various jurisdictions. Failure to collect these damages could adversely affect our financial condition, results of operations, and cash flows. If we are unable to collect on the damages previously awarded to us, or if these damages awards are materially reduced or overturned, this would likely have an adverse impact on our business, prospects, financial condition and operating results.

We are and expect to continue to be involved in legal and administrative proceedings to enforce or protect our intellectual property rights and to defend against claims that we infringe the intellectual property rights of others. Our opponents in these matters are often large, well-capitalized companies, and we expect to continue to expend substantial financial and management resources in connection with these claims. We may not be successful in these matters such that our business, results of operations and prospects may be materially and adversely affected.

Our business strategy includes litigating claims against others, such as our competitors and customers, to enforce our intellectual property rights. These claims involve our contractual and commercial rights, including, in particular, our patent portfolio and our trade secrets, as well as challenging the validity and scope of the proprietary rights of others. In connection with these matters, we are often subject to counterclaims or countersuits against us alleging that we, or our employees and agents, have violated the intellectual property rights of others. The parties that we sue also often seek to invalidate our patents or other intellectual property rights through reexamination or similar processes at the U.S. Patent and Trademark Office (“USPTO”) or similar bodies.

Our pursuit of this strategy depends on our ability to obtain and protect our patents, which is governed by an uncertain process. In addition to the patent issuance process established by law and the procedures of the USPTO, we must also comply with administrative procedures of the Joint Electron Device Engineering Council (“JEDEC”). These procedures evolve over time, are subject to variability in their application and may be inconsistent with each other. A failure to comply with the USPTO’s or JEDEC’s administrative procedures could materially and adversely jeopardize our ability to pursue our patent infringement claims.

Litigation is also inherently uncertain. An adverse outcome in existing or any future litigation could force us to, among other things:

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

Any litigation, regardless of its outcome, involves a significant dedication of resources, including time and capital, and diverts management’s attention from our other activities. Many of our opponents are substantially more capitalized and have more resources than we do, which may limit our ability to prevail in these matters. Any current or future infringement claims or patent challenges by or against third parties, whether or not eventually decided in our favor or settled, could materially adversely affect our business, financial condition and results of operations. Additionally, the outcome of pending or future litigation and related patent reviews and reexaminations, as well as any delay in their resolution, could affect our ability to continue to sell our products, protect against competition in the current and expected markets for our products or license or otherwise monetize our intellectual property rights in the future. Any legal disputes with customers could cause them to cease buying or using our products or the component products we resell or delay their purchase of these products and could substantially damage our relationship with these customers. These circumstances and our inability to prevail in our litigation efforts may materially and adversely affect our business, prospects and results of operations.

We have, and may again, be subject to claims that our employees, consultants, or those working on our behalf, have violated the intellectual property rights of others.

There is a limited pool of experienced technical personnel that we can draw on to meet our hiring needs. As a result, a number of our existing employees, consultants or agents have worked for our existing or potential competitors at some point during their careers, and we anticipate this trend will continue. We have, and may again, be subject to claims that these persons have violated the intellectual property rights of others. Lawsuits of this type may be brought, even if there is no merit to the claim, as a strategy to prevent us from hiring qualified candidates, drain our financial resources and divert management’s attention away from our business. These claims may materially and adversely affect our business, prospects and results of operations.

Net product sales from resales of products, including products sourced from SK hynix, have in certain historic periods comprised a large portion of our net product sales. Material declines in resales, increases in our costs for the products we resell and disruption in the supply of the products we resell, could materially and adversely harm our business and results of operations.

In recent periods, a large portion of our net product sales were generated from resales of computer memory and storage components and products. We often resell products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. In particular, a large portion of our resales in certain historic periods were generated from resales of products sourced from SK hynix pursuant to a Product Purchase and Supply Agreement with SK hynix, which was entered into on April 5, 2021 (the “Supply Agreement”) and expires in April 2026. If we are unable to renew supply arrangements with SK hynix on acceptable terms in a timely manner, our access to product for resale could be disrupted or more expensive; even if renewed, changes in commercial terms, allocation decisions, or delays in supply could adversely affect our resales and margins.

Our product resales are subject to a number of risks. For example, the current supply-demand imbalance may not continue, demand for any computer memory or storage products could decline at any time for a number of reasons, including, among others, changing customer requirements or preferences, product obsolescence, introduction of more advanced or otherwise superior competing products by our competitors, the ability of our customers to obtain these products or substitute products from alternate sources (including from the manufacturer directly), and customers reducing their need for these products generally. Our opportunistic purchases of products for resale, when coupled with a decrease in demand, may cause us to materially write off, or again materially write off, excess inventory which could materially and adversely affect our operating performance. Further, because the cost of the component products we purchase for resale is added to our cost of sales for these products, our gross margin on resales of component products is typically lower than our gross margin on sales of our own memory subsystem products. Thus, increased resales of component products as a percentage of our total product sales typically has a negative impact on our gross margin and gross margin percentage.

This gross margin and gross margin percentage differential between memory product sales and component product resales would be amplified if our costs to purchase component products were to materially increase, which occurs, or may occur, for a variety of reasons, including as a result of international tariffs and trade policies, supply shortages and disruption in supply from the third party manufacturers or suppliers of our products for resale. There are a small number of manufacturers and suppliers of the products we resell, and shortages of these products do occur from time to time for a variety of reasons beyond our control. During periods of tight supply, suppliers may allocate limited capacity among other customers, require prepayments or letters of credit, or raise prices, which could restrict our ability to fulfill demand, increase our working-capital needs and reduce unrestricted cash. In addition, our customers have quality standards that the products we produce or resell must meet. If our resale product suppliers deliver products that do not comply with these standards or fail to supply these products on a timely basis or on terms favorable to us, our product resales can be delayed, cancelled or otherwise materially and adversely affected. In particular, if we are unable to renew our supply arrangements with SK hynix, or are unable to renew them in the near term, or are unable to renew them on favorable terms, our costs to obtain products for resale from SK hynix may increase or be disrupted. Even if we are successful in renewing our arrangements with SK hynix, our costs and resale sales may be disrupted or delayed if SK hynix were to fail to comply or was unable to comply with the terms of our agreed-upon arrangements. Declines in resales, delays in supply of quality product for resale or increases in our costs for the products that we resell may materially and adversely affect our business and results of operations.

We are subject to risks relating to our focus on developing our new products for our target customer markets.

We have historically derived revenues from sales of our high-performance memory products to OEMs in the server, high-performance computing and communications markets. Although we expect these memory products to continue to account for a portion of our revenues, we have experienced declines in sales of these products in recent periods, and these declines could continue or intensify in the future, particularly as a result of newly enacted or evolving international trade policies and tariffs. We believe market acceptance of these products or derivative products that incorporate our technology is critical to our success, and any continued decline in sales of these products could have a material adverse impact on our performance and long-term prospects.

We have invested significant research and development time and capital in the design of ASICs and hybrid devices. These products are subject to significant risks, including the following:

●	we are dependent on a limited number of suppliers for the non-volatile memory, volatile memory, ASICs, and other components that are essential to the functionality of these products, and in the past, we have experienced supply chain disruptions and shortages of volatile and non-volatile memory components required to create these products as a result of issues that are specific to our suppliers or the industry as a whole and these shortages may be exacerbated by newly imposed international tariffs;
●	some of our other next-generation products may require additional time including the services and attention of key employees who have competing demands on their available time and may require capital investment to bring the products to market;
●	our development and commercialization strategies for these products may not align with industry demands;
●	we are required to demonstrate the quality and reliability of our products to and qualify them with our customers before purchases are made, which requires investments of time and resources in significant and unpredictable amounts prior to the receipt of any revenues from these customers; and
●	other new products may contain currently undiscovered flaws, the correction of which could result in increased costs and time to market.

These and other risks associated with our memory subsystem products could impair our ability to obtain customer or market acceptance of these products or obtain such acceptance in a timely manner, which would reduce our achievable revenues from these products and limit our ability to recoup our investments in developing these technologies.

Additionally, if the demand for servers deteriorates, if the demand for our products to be incorporated in servers again declines, or if demand for our products deteriorates because customers in our other target markets change their requirements or preferences or otherwise reduce their need for these types of products generally, our operating results would be adversely affected, and we would be forced to diversify our product portfolio and our target customer markets in order to try to replace revenues lost from the further decreases in product sales. We may not be able to achieve this diversification, and any inability to do so may adversely affect our business, operating performance and prospects.

Sales to a small number of customers currently, and have historically, represented a significant portion of our net product sales, and the loss of, or a significant reduction in sales to, any one of these customers could materially harm our business.

Our target markets are characterized by a limited number of large companies, and consolidation in one or more of these markets may further increase this concentration. As a result, sales to small numbers of customers have historically represented and currently represent a substantial portion of our net product sales, and we expect this concentration to continue. For example, for the year ended December 27, 2025, two customers represented approximately 30% and 13% of our net product sales, respectively. Additionally, the composition of major customers and their respective contributions to our net product sales have fluctuated and will likely continue to fluctuate from period to period as our existing and prospective customers progress through the life cycle of the products they produce and sell and experience resulting fluctuations in their product demand. We believe our performance depends in significant part on our ability to establish and maintain relationships with and effect substantial sales to our large customers.

We generally do not have long-term agreements with our customers and, as result, any or all of them could decide at any time to decrease, delay or discontinue their purchase of our products or the component products we resell. In addition, the prices customers pay for products are subject to fluctuations, and large or key customers exert pressure on us to make concessions in the prices at which we sell products to them.

Further, we may not be able to sell some of our products developed for one customer to a different customer because our products are often customized to address specific customer requirements, and even if we are able to sell these products to another customer, our margin on these products may be reduced. Additionally, although customers are generally allowed only limited rights of return after purchasing our products or the component products we resell, we may determine that it is in our best interest to accept returns from certain large or key customers even if we are not contractually obligated to accept them in order to maintain good relations with these customers. Any returns beyond our expectations could negatively impact our operating results. Moreover, because a few customers often account for a substantial portion of our net product sales, the failure of any one of these customers to pay on a timely basis would negatively impact our cash flows. Our net product sales and operating results could be materially and adversely affected by the loss of any of our customers, particularly our large or key customers. A decrease in product sales to any of our customers, including as a result of normal fluctuations in demand or other factors, reductions in the prices at which we sell products to any of our customers, including as a result of price concessions or general declines in average sale prices, or difficulties collecting payments from any of our customers could materially and adversely harm our business and results of operations. In periods of tight supply, customers may adjust ordering behavior and pricing expectations; as supply improves, concentrated customers may seek price reductions or other concessions, which could adversely affect revenue and margins.

Our ability to maintain or increase our product sales to our large or key customers also depends on a variety of factors, many of which are beyond our control. These factors include our customers’ sales of servers and other computing systems that incorporate our memory subsystems, our customers’ continued incorporation of our products or the component products we resell into their systems, and our customers’ sales activity and business results. Because of these and other factors, sales to these customers may not continue and the amount of such sales may not reach or exceed historical levels in any future period. The loss of a major customer or a reduction in sales to or difficulties in collecting payments from these customers could significantly reduce our net sales and adversely affect our operating results.

Our customers require that our products undergo a lengthy and expensive pre-sale qualification process without any assurance of sales. Even once a customer begins purchasing our products, if our products, or the component products we resell, do not meet quality standards or are defective or used in defective systems, we may be subject to quality holds, warranty claims, recalls or liability claims.

Our customers require our products and the component products we resell to meet strict quality standards. Prospective customers generally test and evaluate our memory subsystems before purchasing our products and integrating them into their systems. Pre-purchase qualification is typically an extensive process involving rigorous reliability testing and evaluation of our products, which may continue for nine months or longer and is often subject to delays. In addition to the qualification of specific products for sale, some of our customers may also require us to undergo a technology qualification if our product designs incorporate innovative technologies that the customer may not have previously encountered. Such technology qualifications often take substantially longer than product qualifications and can take over a year to complete. Even after our products are qualified with existing or new customers, the customer may take several months to begin purchasing the product or may decide not to purchase the product at all, as qualification does not ensure product sales. If our products are not qualified by a prospective customer, we could receive no or limited revenues from that prospective sale even after our investment of time and resources in the qualification process. Even assuming successful qualification and sales of our products to a customer, because the qualification process is both product-specific and platform-specific, our existing customers sometimes require us to re-qualify our products or to qualify our new products for use in new platforms or applications. For example, as our OEM customers transition from prior generation architectures to current generation architectures, we must design and qualify new products for use by these customers. Our net product sales to these customers can decline significantly during this re-qualification process. Likewise, changes in our products, our manufacturing facilities, our production processes or our component suppliers may require a new qualification process. For example, if our Solid State Drive (“SSD”), volatile memory component, and non-volatile memory component suppliers discontinue production of these products or components, it may be necessary for us to design and qualify new products for our customers. As a result, some customers may require us, or we may decide, to purchase an estimated quantity of discontinued memory components necessary to ensure a steady supply of existing products until products with new components can be qualified. Purchases of this nature can materially and adversely affect our liquidity. Additionally, our forecasts of quantities required during the transition may be materially incorrect, which could materially and adversely impact our results of operations through lost revenue opportunities or charges related to excess and obsolete inventory.

Even once a customer has qualified and begins purchasing our products, if the products fail to meet applicable quality standards, our customers may discontinue purchases from us until we are able to resolve the quality issues that are causing these failures, which we may not be able to do. These “quality holds” can be costly and time-consuming to resolve. In addition, if the products we sell are defectively manufactured, contain defective components or are used in defective or malfunctioning systems, we could be subject to warranty and product liability claims, product recalls, safety alerts or advisory notices. Although we attempt to contractually limit our exposure to incidental and consequential damages, if these contract provisions are not enforced or if liabilities arise that are not effectively limited, we could incur substantial and material costs in defending or settling product liability claims. While we currently have product liability insurance, it may not provide coverage under certain circumstances, and it may not be adequate to satisfy claims made against us. We also may be unable to maintain this insurance in the future at satisfactory rates or in adequate amounts. Warranty and product liability claims, product “quality holds,” product recalls, safety alerts or advisory notices, regardless of their coverage by insurance or their ultimate outcome, could have a material and adverse effect on our business, performance and financial condition, as well as our ability to attract and retain customers.

If we are unable to timely and cost-effectively pre-qualify our products for sale or, if our products that have been qualified for sale fail to adequately perform, our business, reputation, prospects and results of operations may be materially and adversely affected.

If we are unable to timely and cost-effectively develop new or enhanced products that achieve customer and market acceptance or technologies we can monetize, our revenues and prospects could be materially harmed.

Our industry is characterized by rapid technological change, evolving industry standards and rapid product obsolescence. As a result, continuous development of new technology, processes and product innovations is necessary in order to be successful. For example, the emergence of new tools such as machine learning and AI that capitalize on the availability of large data sets is leading semiconductor manufacturers to pursue new products and approaches that exploit those tools to advance technology development. We believe the continued and timely development of new products and technologies and improvement of existing products and technologies are critical to our business and prospects for growth. In the face of uncertainty about which new technology solutions will become successful, we endeavor to focus our efforts on developing the technology changes that are ultimately successful in supporting our customers’ requirements.

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

Our products are primarily targeted to OEMs in the server, high-performance computing and communications markets. In addition, we resell certain component products to storage customers, appliance customers, system builders and cloud and datacenter customers. These markets are intensely competitive, as numerous companies vie for business opportunities at a limited number of large OEMs and other customers. We face competition from volatile memory component suppliers, memory module providers, and logic suppliers for many of our products. We also face competition from the manufacturers and distributors of the component products we resell to customers, as these manufacturers and distributors could decide at any time to sell these component products to these customers directly, which could materially and adversely affect our ability to resell these products or may choose to manufacture competitive memory subsystem products themselves or reduce our supply of essential components of our products. These circumstances could materially and adversely affect our ability to manufacture and sell our memory subsystems..

In addition, the semiconductor memory and storage markets are also highly competitive and companies may use aggressive pricing to obtain market share. Our suppliers may seek to increase wafer output, improve yields, and reduce die size, which could result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor memory and storage also result from fabrication capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to semiconductor memory and storage production. Increases in worldwide supply of semiconductor memory and storage could lead to declines in average selling prices and a decrease in short-term and/or long-term demand resulting in industry oversupply. As additional third-party fabrication capacity becomes available, competitors may reduce prices to gain share or move excess inventory, which could negatively affect our average selling prices, competitive position and profitability. Additionally, if and to the extent we enter new markets or pursue licensing arrangements to monetize our technologies and intellectual property portfolio, we may face competition from a large number of competitors that produce solutions utilizing similar or competing technologies. Some of our customers and suppliers have proprietary products or technologies that are competitive with our products or the components we resell to them or could develop internal solutions or enter into strategic relationships with, or acquire, other high-density memory module or component providers. Any of these actions could reduce our customers’ demand for our products or the component products we resell.

We believe our ability to compete in our current target markets and potential future markets will depend in part on our ability to successfully and timely develop, introduce and sell at attractive prices new and enhanced products or technologies and otherwise respond to changing market requirements, which we may not be able to do faster and better than our competitors. Many of our competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition, more influence on industry standards, more extensive or established patent portfolios and longer standing relationships with customers and suppliers. We may not be able to compete effectively against any of these organizations. If we are unable to compete effectively in the markets we target or seek to target, for any reason, then our market position, business, prospects and results of operations may be materially and adversely harmed.

Our lack of a significant backlog of unfilled orders and the difficulty inherent in estimating customer demand make it difficult to forecast our short-term requirements, and any failure to optimally calibrate our production capacity and inventory levels to meet customer demand could materially and adversely affect our revenues, gross margin and earnings.

We make significant decisions regarding the levels of business we will seek and accept, production schedules, component procurement, personnel needs and other resource requirements based on our estimates of customer demand. We do not have long-term agreements with any of our customers. Instead, our product sales are made primarily pursuant to stand-alone purchase orders that we often receive no more than two weeks in advance of the desired delivery date and that may be rescheduled or cancelled on relatively short notice. The short-term nature of the commitments by many of our customers and our customers’ ability to cancel or defer purchase orders for any reason reduces our backlog of firm orders and our ability to accurately estimate future customer requirements for our products or the component products we resell. These facts, combined with the short turnaround times that apply to most orders, make it difficult to predict our production and inventory needs and allocate production capacity and capital for inventory purchases effectively. As a result, we attempt to forecast the demand for the components needed to manufacture our products and to resell to customers directly, but any such forecasts could turn out to be wrong. Further, lead times for components vary significantly and depend on various factors, such as the specific supplier and the demand and supply for a component at any given time. In particular, the speed and durability of AI-related demand are difficult to predict, and unexpected changes in customers’ inventory adjustments could exacerbate this forecasting risk.

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

In addition, if our product demand forecasts are wrong, we may understate or overstate the provision required for excess and obsolete inventory. If our inventories are determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of the determination. The current supply-demand imbalance for memory chips makes it more difficult for us to accurately predict future demand and obtain supply. New fab manufacturing facilities may become operational sooner than we anticipate, thus increasing supply and reducing demand. Conversely, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize additional gross margin at the time the inventories are sold.

Declines in our average sale prices, driven by volatile prices for components and other factors, may result in material declines or material volatility in our revenues and gross margin.

Our industry has historically been characterized by declines in average sale prices and we have at times experienced declines in average sale prices. If sale price declines are not offset by corresponding decreases in costs or increases in sales volume or sales of products with higher margins, these sale price declines could have a material adverse effect on our operating results.

The prices customers pay for the products we sell can fluctuate due to many factors, including, among others, supply-demand imbalances, such as the current shortage of AI memory chips, competitive conditions in our key customer markets, international tariff policies, global and regional military conflicts, changes in customer requirements or preferences, volatility in the market prices for SSDs, volatile memory components, non-volatile memory components, and other components or products, and changes in manufacturing efficiencies or capacities related to the aforementioned. Market prices for component products have historically constituted a substantial portion of the total cost of our memory subsystems and in recent periods have constituted the vast majority of the cost of resales of these products to customers directly. As a result, fluctuations in the prices for these component products, due to overcapacity in worldwide supply or increased manufacturing efficiencies, implementation of new manufacturing processes or expansion of manufacturing capacity by component suppliers, among other factors, significantly impact our costs to sell our products or component products.

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

We depend on third parties to design and manufacture for our products and the component products we resell, which exposes us to risks.

We rely on third parties to manufacture our products, the products we resell and, in some instances, to design or manufacture, the products we sell or resell. The ability and willingness of third parties to enter into these engagements with us and perform in accordance with these engagements is largely outside our control. One or more of our design or manufacturing partners may experience a manufacturing or supply disruption for any number of factors including labor disruptions, catastrophic weather events, political instability, acts of terror or war, pandemics and health crisis, labor or supply shortages and military hostilities. These third parties can also fail to dedicate adequate resources to the production of our products, the components we resell, or otherwise fail to perform their obligations to us in a timely manner or at satisfactory quality levels. In these circumstances, our ability to bring products to market or to deliver products to our customers, as well as our reputation, our business and prospects could be materially harmed. There are a limited number of third parties that manufacture and supply the products and product components that we sell or resell. In the event of a failure by our manufacturers, we may have no readily available alternative source of supply for these components, since, in our experience, the lead time needed to establish a relationship with a new design or manufacturing partner is substantial, and the time for our OEM customers to re-qualify our products with components from a new vendor is also significant. Additionally, even if an alternative manufacturer is available, we may not be able to engage the manufacturer on acceptable terms, which could result in increased costs, timing requirements or other adverse changes. Further, we may not be able to redesign the customized components used in our products to be manufactured by a new manufacturer, in which case we could infringe on the intellectual property of our current design or manufacturing partner when we manufacture the products with a new design or manufacturing partner. Such an occurrence could force us to stop selling certain of our products or could expose us to lawsuits, license payments or other liabilities. Our dependence on third-party manufacturers exposes us to many other risks, including, among others: reduced control over delivery schedules, quality, manufacturing yields and costs; the potential lack of adequate capacity during periods of excess demand; limited warranties on products supplied to us; and potential infringement or misappropriation of our intellectual property or the intellectual property of others. We are dependent on our manufacturing partners to manufacture with acceptable quality and manufacturing yields, to deliver these components to us on a timely basis and at an acceptable cost and to allocate a portion of their manufacturing capacity sufficient to meet our needs. However, these manufacturers may not be able to achieve these tasks. Any of these risks or such failures could limit our ability to meet customer demand which could in turn materially and adversely affect our business and operating results.

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

Due to our small number of suppliers, including SK hynix, for many of the components and/or products we sell or resell, a disruption resulting from equipment or power failures, quality control issues, human errors, government intervention, cyber-attacks, geopolitical changes or natural disasters, including earthquakes and floods, could require significant costs to repair and could interrupt or interfere with product manufacture and sale and cause significant delays in product shipments, which could harm our customer relationships, financial condition and results of operations. In the past, our prior PRC manufacturing facility suffered water damage as a result of heavy rains and floods, which forced us to temporarily halt manufacturing at the facility while necessary repairs or equipment replacements were made. This incident caused us to incur additional expenses because we were forced to shift our manufacturing activities to a third-party facility in the PRC to mitigate the disruption in product shipments to our customers. If manufacturing at any of our suppliers’ facilities is disrupted for similar or other reasons in the future, we may again be subject to increased expenses in order to secure alternative manufacturing capabilities, and our ability to sell products and our relationships with our customers could be materially harmed. Any of these outcomes could have a material adverse effect on our business and results of operations.

Our global information technology systems, including those of our vendors, may fail, suffer unauthorized access or cyber-attacks, loss of data, and other disruptions, which could result in a material disruption of our business or product development, and could materially and adversely harm our business.

In the ordinary course of our business, we collect and store sensitive and confidential data, intellectual property, and proprietary business information, including certain customer data, information about our and our customers’ intellectual property, and other proprietary information. We also rely on information technology systems and networks, including third-party "cloud-based" service providers, to process, transmit and store electronic information in connection with our business activities. This includes crucial systems such as email, other communication tools, electronic document repositories, and archives. We face risks related to protecting this critical information, including cyberattacks, loss of access, unauthorized access or disclosure, unauthorized modification, and inadequate monitoring of our controls over these risks.

As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, and the data stored on them, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

Despite our implementation of security measures, our internal global information technology systems and those of our current and future third-party service providers are vulnerable to cyberattacks, system failures, accidents, security incidents, damage, interruption, or data theft from computer viruses, hackers, malicious code, employee theft or misuse, ransomware, social engineering (including phishing attacks), denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Additionally, developments in AI and machine learning provide threat actors with the capability to use new or more sophisticated methods of attack and may exacerbate security risk. Because the techniques used to gain unauthorized access to information technology systems evolve frequently and often are not recognized until successful, if at all, we may be unable to anticipate these techniques, implement adequate preventative measures, or detect incidents in a timely manner. There can be no assurance that we will be successful in detecting or preventing cybersecurity incidents, or successfully mitigating their effects.

Any failure, disruption, or malfunctioning of our global information technology systems, or security incident could cause interruptions to our operations, disrupt our ability to timely and accurately manufacture and ship products, divert management’s and key employees’ attention from other business matters and involve significant costs and other resources to respond to and remediate, any of which could have a material adverse effect on our business, financial condition and results of operations. Any such event could also materially disrupt our ability to timely and accurately process, report and evaluate key operating metrics and key components of our results of operations, financial position and cash flows and could adversely affect our ability to complete other important business processes, such as maintenance of our disclosure controls and procedures and internal control over financial reporting.

A successful cyberattack could also cause unauthorized access to, loss of, modification of, or misappropriation of personal, sensitive, proprietary, or confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. If we were to experience a significant cybersecurity incident that impacts our global information technology systems or data, the costs associated with the investigation, remediation, and potential notification of the cybersecurity incident to counterparties, regulatory authorities, and data subjects could be material. In addition, our remediation efforts may not be successful.

To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, our or our third-party vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability including litigation exposure, penalties and fines, we could become the subject of regulatory actions or investigations, our competitive position could be harmed and the further development and commercialization of our products could be delayed. Any of the above could have a material adverse effect on our business, financial condition, reputation, competitive advantage, results of operations or prospects. While we maintain cyber-liability insurance, such insurance may not be adequate to cover any losses experienced as a result of a cybersecurity incident.

If we do not effectively manage any future growth we may experience, our resources, systems and controls may be strained and our results of operations may suffer.

Any future growth we may experience could strain our resources, management, information and telecommunication systems and operating and financial controls. To manage future growth effectively, we must be able to improve and expand our systems and controls, which we may not be able to do in a timely or cost-effective manner. Our management team may not be able to manage any future growth we may experience. A failure to manage any growth we may experience or improve or expand our existing systems and controls and to grow and scale our manufacturing capabilities, or unexpected difficulties in doing so, could harm our business and results of operations.

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

Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address and in which we or our strategic partners or competitors do business, including the cyclical nature of and volatility in the memory market and semiconductor industry and the ongoing effects and changes to international trade and tariff policies.

Changes in domestic and global economic and political conditions, including recent changes in international tariff policies and regional and global military conflicts make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and these conditions have caused and could continue to cause United States and foreign businesses to slow or decrease spending on our products and the products we resell.

In addition, sales of our products and the products we resell are dependent on demand from customers in our target markets. These markets are characterized by wide fluctuations in product supply and demand and have been cyclical in the past, which may result in substantial period-to-period fluctuations in our operating results. In 2025, we observed stronger demand for our memory products in the second half of the year, and we believe rapid adoption of AI applications has contributed to a supply–demand imbalance and higher pricing across certain memory product categories. We currently expect these conditions could persist until additional third-party fabrication capacity becomes available, potentially beginning in late 2026 or 2027; however, capacity timing and end-market demand are uncertain and may change due to factors outside our control, which could lead to rapid price and margin compression. In addition, these markets have in the past experienced significant downturns, often connected with or in anticipation of maturing product cycles, reductions in technology spending and declines in general economic conditions. During these downturns, product demand diminishes, production capacity exceeds demand, inventory levels increase and average sale prices decline, all of which would materially adversely impact our business and operating results. In addition, because many of our costs and operating expenses are relatively fixed, if we are unable to control our expenses adequately in response to reduced product demand and sales, our gross margin and cash flows would be negatively impacted. Further, such a downturn could decrease the perceived value of our intellectual property portfolio and reduce our ability to pursue our intellectual property monetization objectives.

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

Increased prices and inflation or the effects of changes in international trade policies, the changing tariff environment or military conflicts could negatively impact our margin performance and our financial results.

Increased inflation, including rising prices for raw materials, parts and components, freight, packaging, labor and energy increases that may or may not be related to an evolving and changing tariff environment, political uncertainties or regional or global military conflicts, can increase the costs to manufacture and distribute our products, and we may be unable/are not always able to fully pass these costs on to our customers. Additionally, we are exposed to fluctuations in other costs such as packaging, freight, labor and energy prices. If inflation in these costs increases beyond our ability to control through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, thereby negatively impacting our margin performance and results of operations.

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

We sell products to foreign corporations and deliver products to facilities located in foreign countries. To facilitate this process and to meet the long-term projected demand for our products, we utilize manufacturing facilities in the PRC, Taiwan and Korea where our contracted third parties produce our products. Selling and manufacturing in foreign countries subjects us to additional risks not present with our domestic operations, as we are operating in business and regulatory environments in which we have limited experience and that may impose materially different requirements. Therefore, we are subject to risks inherent in global operations. Those risks include:

●	the imposition of increased or new tariffs, sanctions, export controls, quotas, trade barriers, labor reforms, price floors or similar restrictions on our sales or raw materials, potential changes in U.S. trade programs and trade relations with other countries, restrictions on cross-border data transfers, or regulations, taxes or policies that affect our operations, sales or profitability;
●	changing macroeconomic conditions in our markets, including as a result of inflation (and related monetary policy actions by governments in response to inflation), volatile commodity prices, the ongoing longer-term impact of changes in international trade policies and increases in the cost of raw and packaging materials, labor, energy and transportation;
●	language and cultural barriers;
●	compliance with U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the Foreign Corrupt Practices Act;
●	compliance with antitrust and competition laws, trade laws, data privacy laws, anti-bribery laws, human rights laws, new regulations intended to address increasing global concerns around forced labor, and a variety of other local, national and multinational regulations and laws in multiple regimes;
●	changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished products into various countries or repatriate cash from outside the United States;
●	changes or inconsistencies in local regulations and laws, the uncertainty of enforcement of remedies in non-U.S. jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources;
●	varying abilities to enforce intellectual property and contractual rights;
●	discriminatory or conflicting fiscal policies; and
●	greater risk of uncollectible accounts and longer collection cycles.

In addition, increased political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, government shutdowns, product boycotts, travel or immigration restrictions, tariffs and other trade restrictions, public health risks or pandemics, energy policy or restrictions, public corruption, expropriation and other economic or political uncertainties, including inaccuracies in our assumptions about these factors, could materially and adversely interrupt and negatively affect our business operations or customer demand which in turn could materially and adversely affect our business and results of operations.

A significant portion of our sales are to customers located in the PRC. Sales to these customers may be adversely affected as a result of international trade policies or the tariff environment between the United States and the PRC.

A significant portion of our sales are to customers located in the PRC. Under its current leadership, the government of the PRC has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the PRC government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our activities in the PRC. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and could change further. The PRC’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The U.S. government has called for substantial changes to foreign trade policy with PRC, such as the recent tariffs between the U.S. and the PRC. Depending upon their implementation and duration of these tariffs, as well as our ability to mitigate their impact, these tariffs and any other future regulatory actions implemented on a broader range of products or raw materials could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers and consumers, reduced sales of our products, and disruptions in our supply chain.

Our failure to comply with environmental and other applicable laws and regulations could subject us to significant fines and liabilities or cause us to incur significant costs.

We are subject to various and frequently changing U.S. federal, state and local and foreign laws and regulations relating to the protection of the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. In particular, some of our prior manufacturing processes required us to handle and dispose of hazardous materials from time to time. For example, in the past our manufacturing operations have used lead-based solder in the assembly of our products. Today, we use lead-free soldering technologies in our manufacturing processes, as this is required for products entering the European Union. We could incur substantial costs, including clean-up costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of or noncompliance with these and other environmental laws and regulations. Although we have not incurred significant costs to date to comply with these laws and regulations, new laws or changes to current laws and regulations to make them more stringent could require us to incur significant costs to remain in compliance.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of December 27, 2025, our management concluded there was a material weakness in our internal controls due to the lack of an independent board and audit committee until the recent board appointments and audit committee’s reformation in June 2025. As a result of these circumstances and the related lack of independent committee oversight of the financial reporting process, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was not effective as of December 27, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Our actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business.

We are subject to domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act, or CCPA, which gives California residents expanded privacy rights. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Although the CCPA includes exemptions for certain categories of health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the CCPA was significantly amended by the California Privacy Rights Act, or the CPRA, which, among other things, established the California Privacy Protection Agency, a new regulatory authority tasked with enacting new regulations under the CPRA and expanded enforcement authority. In addition to California, more U.S. states have enacted, and are continuing to enact similar legislation, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action, and other liabilities.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the General Data Protection Regulation ("GDPR") governs the collection and use of personal data in the European Union, including by companies outside of the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will continue to be a rigorous and time-intensive process that has increased and will continue to increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with any European activities, which could adversely affect our business, prospects, financial condition and results of operations.

Additionally, following the United Kingdom’s withdrawal from the European Union (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.

Our operations in the PRC could also be subject to recent significant developments concerning privacy and data security. The Data Security Law of the PRC (“Data Security Law”), which took effect on September 1, 2021, requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data. Also in the PRC, the Personal Information Protection Law, which took effect on November 1, 2021, introduced stringent protection measures for processing personal information. We may be required to make further adjustments to our business practices to comply with the data security and data protection laws in the PRC, and such regulations may interfere with intended business activities, or cause us to incur additional costs. Further, the U.S. Department of Justice’s Data Transfer Rule took effect on April 8, 2025, and additional compliance obligations took effect as of October 6, 2025; it prohibits or restricts the flow of bulk sensitive U.S. personal data to “countries of concern” and “covered persons” to protect national security. It mandates U.S. companies to take proactive steps, such as data mapping, partner vetting and due diligence, and the implementation of robust compliance programs to detect, control, and document such data flows. In addition to other countries, the Bulk Transfer Rule includes China as a country of concern and may have impact on our business activities, or cause us to incur additional costs associated with compliance.

Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. Such compliance failures could require us to incur significant expenses, which could significantly affect our business. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities or other regulatory agencies, private rights of action in some jurisdictions, and potential significant penalties if we are found to be non-compliant. Furthermore, the number of government investigations related to data security incidents and privacy violations continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and reputation.

Risks Related to Intellectual Property and Litigation

We may be unsuccessful in monetizing our intellectual property portfolio.

We dedicate substantial resources to developing technology innovations we believe are critical to our business. We intend to pursue monetization avenues for our intellectual property portfolio, potentially including licensing, royalty or other revenue-producing arrangements, but we may never be successful in achieving this objective.

Although we may pursue agreements with third parties to commercially license certain of our products and/or technologies, we may never successfully enter into any such additional agreements. Further, the terms of any such agreements we may reach with third parties are uncertain and may not provide sufficient royalty or other revenues to us to justify our costs of developing and maintaining the related intellectual property or may otherwise include terms that are not favorable to us. Additionally, the pursuit of licensing arrangements would require by its nature that we relinquish certain of our rights to our technologies and intellectual property that we license to third parties, which could limit our ability to base our own products on such technologies or could reduce the economic value we receive from such technologies and intellectual property. Additionally, the establishment of arrangements to monetize our intellectual property may be more difficult or costly than expected, may require additional personnel and investments and may be a significant distraction for management.

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

If some or all of the claims in our patent applications are not allowed, if any of our issued patents or other intellectual property protections are limited, invalidated or circumvented by third parties, or if we are not able to obtain issuance of new patents to maintain protections provided by expiring patents, we could face increased competition for our products and technologies and be unable to execute on our strategy of monetizing our intellectual property. Any of these outcomes could significantly harm our business, operating results and prospects.

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

To support our activities in the near term, we expect to rely on cash generated from our business, proceeds from issuances of debt and equity securities, proceeds from our registered offerings with certain investors, and the equity financing available under the purchase agreement (the “March 2025 Purchase Agreement”) entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”) on March 13, 2025, and borrowing availability under our credit facility with Silicon Valley Bank (“SVB”). Taking into account our planned activities and sources of capital, we believe we have sufficient cash resources to satisfy our capital needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

Our capital requirements will depend on many factors, including, among others:

●	the costs associated with maintaining, defending and enforcing our intellectual property rights;
●	the acceptance of, and demand for, our products and the component products we resell to customers;
●	our success, and that of our strategic partners, in developing and selling products derived from our technology;
●	the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies;
●	the costs of developing, improving and maintaining our internal design, testing and manufacturing processes;
●	our ability to acquire products or product components, including products and product components for resale;
●	our results of operations, including our levels of net product sales and any other revenues we may receive, including non-recurring engineering fees, licensing fees, royalties, or other fees and our ability to maintain margins;
●	the amount and timing of vendor payments and the collection of receivables, among other factors affecting our working capital;
●	whether our current customers continue purchasing our products;
●	changing projected inventory needs and estimates;
●	our receipt of cash proceeds from the exercise of outstanding stock options to acquire our common stock;
●	the results of ongoing litigation and legal proceedings;
●	the nature and timing of acquisitions or other strategic transactions or relationships in which we engage, if any;
●	changes in international trade policies and the effects of global and regional military conflicts; and
●	the costs associated with the continued operation, and any future growth, of our business.

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

As our shares of common stock are not listed on a national securities exchange, it may be more difficult for stockholders to dispose of their shares and our shares of common stock may be less liquid when compared to securities that are listed on a national securities exchange.

Netlist common shares began trading on the Over-the-Counter market in October 2018, following the decision to move trading of our common stock from the Nasdaq Capital Market. Because our stock is no longer listed on a registered national securities exchange, we are subject to certain “blue sky” laws of the various states which impose restrictions on our ability to offer and sell our securities. These “blue sky” laws may make it more difficult for us to raise capital or to issue our common stock for equity compensation or other strategic purposes, which could adversely affect our ability to fund our operations or to attract and retain employees. In addition, and depending on our results of operations, our stock may be defined as a “penny stock” under Rule 3a51-1 of the Exchange Act. “Penny stocks” are subject to Rule 15g-9 of the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for the shares will be adversely affected.

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

We currently have a large number of outstanding warrants to purchase shares of our common stock. These warrants provide for a reduction of the exercise price if we, at any time while these warrants are outstanding, issue, or are deemed to have issued, common stock or common stock equivalents, at a price less than the exercise price then in effect for these warrants, subject to certain customary exceptions. The exercise price of the warrants will also remain subject to adjustment for future dilutive issuances. The dilutive effect of any exercise price adjustments to the warrants would likely have a negative impact on the trading price of our common stock and these terms may cause the exercise price of these warrants to be reduced to a price that is well below their current exercise price or any further reduced exercise price pursuant to the terms of these warrants.

Sales of our common stock, or the perception that such sales could occur, could cause the market price of our stock to drop significantly, regardless of the state of our business.

As of December 27, 2025, there were 307,336,851 shares of our common stock outstanding. In addition, 2,698,763 shares of our common stock are subject to outstanding stock options, 5,420,880 shares of our common stock are subject to outstanding unvested restricted stock units, and 87,604,628 shares of our common stock are subject to outstanding warrants. We may also issue up to $75 million shares of common stock pursuant to the March 2025 Purchase Agreement. All outstanding shares of our common stock and stock issuable pursuant to the March 2025 Purchase Agreement are eligible for sale in the public market under applicable federal securities laws, subject in certain cases to the requirements of Rule 144 under the Securities Act of 1933, as amended, and shares issued upon the exercise or conversion of outstanding stock options, or warrants may also be eligible for sale in the public market, to the extent permitted by Rule 144 or other applicable securities laws and the provisions of the applicable stock option, and warrant agreements. If these shares are sold, or if it is perceived that they may be sold, in the public market, the trading price of our common stock could fall.

Anti-takeover provisions under our charter documents and Delaware law, as well as our rights agreement, could delay or prevent a change of control and could also limit the market price of our common stock.

Our restated certificate of incorporation, as amended (“Certificate of Incorporation”) and amended restated bylaws (“Bylaws”) contain provisions that could delay or prevent a change of control of our Company or changes in our board of directors that our stockholders might consider favorable, including:

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

We intend to use all available funds to finance our operations and pursuant to a loan and security agreement entered into on November 7, 2023 with SVB (as amended to date, the “2023 SVB Credit Agreement”), we are required to obtain prior written consent from SVB prior to payment of any dividends. Accordingly, while all decisions about dividends are at the discretion of our board of directors, we have never declared or paid cash dividends on our capital stock in the past, and we have no intention of declaring or paying any such dividends in the foreseeable future. As a result, any return to investors is expected to result, if at all, only from potential increases in the price of our common stock.

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

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. Our board of directors and management consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, penetration testing, threat modeling and data recovery testing to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance; Management” below, our board of directors provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Financial Officer and our third party IT and Security services partners.

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

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our global information technology systems, including those of our vendors, may fail, suffer unauthorized access or cyber-attacks, loss of data, and other disruptions, which could result in a material disruption of our business or product development, and could materially and adversely harm our business” which disclosures are incorporated by reference herein.

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

Our President and Chief Executive Officer, regularly receives updates from other members of management regarding our cybersecurity threat risk management and strategy processes covering topics such as data security posture, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In these sessions, our President and Chief Executive Officer generally receives materials that include a cybersecurity dashboard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Chief Financial Officer. Our President and Chief Executive Officer also receives prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. Our board of directors communicates with our President and Chief Executive Officer regarding these updates and related matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Financial Officer and Senior Director of our third-party IT and Security services partners. Such individuals have over 30 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to our President and Chief Executive Officer about cybersecurity threat risks, among other cybersecurity related matters, on a regular basis.

Item 2.	Properties

Our corporate headquarters are located in Irvine, California where we lease and occupy approximately 14,809 square feet of office space under a lease that will expire in December 2029.

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

As of March 13, 2026, we had 316,515,344 outstanding shares of common stock, no outstanding shares of preferred stock, and approximately 13 record holders of our common stock.

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

The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend-reinvested basis, on our common stock, the Russell 2000 Index and the S&P 500 Index for the five years ended December 27, 2025. The graph assumes $100 was invested in each of our common stock, the Russell 2000 Index and the S&P 500 Index as of the market close on January 2, 2021. Note that past stock price performance is not necessarily indicative of future stock price performance.

The following table summarizes stock performance graph data points in dollars:

	1/2/21	1/1/22	12/31/22	12/30/23	12/28/24	12/27/25
Netlist	$100	$1,070	$191	$312	$139	$144
S&P 500 Index	$100	$127	$102	$127	$159	$184
Russell 2000 Index	$100	$114	$89	$103	$114	$128

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2025 ended on December 27, 2025 and fiscal year 2024 ended on December 28, 2024. All fiscal years presented in this Form 10-K included 52 weeks. Additionally, all quarters included 13 weeks. Unless otherwise stated, all information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

Overview

We are a leading innovator in advanced memory and storage solutions. With a rich portfolio of patented technologies, our inventions are foundational to the advancement of AI computing.

Economic Conditions, Challenges and Risks

Our performance improved in the second half of 2025, driven by increased demand for our memory products and disciplined commercial execution. In our view, accelerated AI adoption has tightened industry supply relative to demand, contributing to broad-based price increases. We currently expect these dynamics to continue until incremental third-party fabrication capacity becomes available, potentially beginning in late 2026 or 2027; however, capacity timing and end-market demand may differ from our expectations due to factors beyond our control.

In addition, the vast majority of our net product sales in recent periods have been generated from resales of products sourced from SK hynix pursuant to the Supply Agreement. The term of the supply provisions of this Supply Agreement officially expires in April 2026. We presently intend to continue to purchase products from SK hynix following expiration of the term, but SK hynix may not continue to supply us with products for resale on similar terms to our existing arrangements or at all. In such circumstances, our revenue in future periods may be adversely affected.

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

Fiscal Year Highlights

Amendment to 2023 SVB Credit Agreement

On November 7, 2025, we entered into a first amendment to the 2023 SVB Credit Agreement (the “2023 SVB Credit Agreement Amendment”) to, among other things, extend the maturity date from November 7, 2025 to November 7, 2027.

October 2025 Offering

On October 6, 2025, we entered into a Securities Purchase Agreement (the “October 2025 Purchase Agreement”) with certain investors (collectively, the “October 2025 Purchasers”), pursuant to which we issued and sold to the October 2025 Purchasers in a registered offering (the “October 2025 Offering”) an aggregate of (i) 14,285,716 shares of our common stock and (ii) Common Stock Purchase Warrants (the “October 2025 Warrants”) to purchase up to an aggregate of 28,571,432 shares (the “October 2025 Warrant Shares”) of our common stock at a combined purchase price of $0.70 per share and accompanying October 2025 Warrant. The October 2025 Offering closed on October 7, 2025. The net proceeds to us from the October 2025 Offering were approximately $9.3 million, after deducting placement agent fees and offering costs paid by us.

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

The October 2025 Purchase Agreement also provided that we could not, subject to the exceptions described in the October 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the October 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the October 2025 Purchase Agreement) until the six-month anniversary of the closing date of the October 2025 Offering.

Amendment to Securities Purchase Agreements and Warrants

Some of the purchasers pursuant to the October 2025 Purchase Agreement are also holders of the June 2025 Warrants and were purchasers pursuant a securities purchase agreement dated October 11, 2024 (the “October 2024 Purchase Agreement”). Pursuant to the terms of the October 2025 Purchase Agreement, these holders agreed to waive certain variable rate prohibitions and participation rights set forth in the October 2024 Purchase Agreement relating to the October 2025 Offering and to, among other things, revise certain anti-dilution provisions relating to the June 2025 Warrants in exchange for our reduction of the exercise price of the June 2025 Warrants to an exercise price equal to the lesser of $0.60 and the lowest VWAP of the shares of common stock on any trading day during the period commencing on October 6, 2025 and including, the fourth trading day immediately following October 7, 2025 (such waivers and amendments, collectively the “Waiver and Amendment”). Additionally, on October 6, 2025, the remaining holders of the June 2025 Warrants who are not party to the October 2025 Purchase Agreement also entered into waiver and amendment agreements, pursuant to which they agreed to the Waiver and Amendment. The adjusted exercise price of the June 2025 Warrants is now $0.60. The June 2025 Warrants may be further adjusted for future dilutive issuances.

Amendment to Restated Certificate of Incorporation

On September 24, 2025, our stockholders approved the Certificate of Amendment to the Certificate of Incorporation to increase the number of authorized shares of our common stock from 450,000,000 to 675,000,000.

Netlist, Inc. 2025 Equity Incentive Plan

On September 9, 2025, our stockholders approved the Netlist, Inc. 2025 Equity Incentive Plan at our 2025 Annual Meeting of Stockholders.

June 2025 Offering

On June 24, 2025, we entered into a Securities Purchase Agreement (the “June 2025 Purchase Agreement”) with certain investors, including Chun K. Hong, Chairperson of our board of directors, President and Chief Executive Officer (collectively, the “June 2025 Purchasers”), pursuant to which we issued and sold to the June 2025 Purchasers in a registered offering (the “June 2025 Offering”) an aggregate of (i) 17,142,860 shares of our common stock and (ii) Common Stock Purchase Warrants (the “June 2025 Warrants”) to purchase up to an aggregate of 34,285,720 shares of our common stock (the “June 2025 Warrant Shares”) at a combined purchase price of $0.70 per share and accompanying June 2025 Warrant. Mr. Hong purchased $3.0 million of shares and accompanying June 2025 Warrants in the June 2025 Offering. The June 2025 Offering closed on June 25, 2025. The net proceeds to us from the June 2025 Offering were approximately $11.6 million, after deducting placement agent fees and offering costs paid by us.

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

The June 2025 Purchase Agreement provided that we could not, subject to the exceptions described in the June 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the June 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the June 2025 Purchase Agreement) until the six-month anniversary of the closing date of the June 2025 Offering.

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

During the fiscal year ended December 27, 2025, Lincoln Park purchased an aggregate of 1,496,009 shares of our common stock for a net purchase price of approximately $1.3 million under the March 2025 Purchase Agreement.

Results of Operations

Net Sales and Gross Margin

Net sales and gross margin for fiscal years 2025 and 2024 were as follows (dollars in thousands):

	2025	2024	Change
Net sales	$188,630	$147,103	28%
Cost of sales	177,190	144,219	23%
Gross profit	$11,440	$2,884	297%
Gross margin percentage	6%	2%

Net Sales

Net sales include resales of certain components, modules, and other products, which include DIMMs and SSDs. Net sales also include sales of Netlist’s own products.

Net sales increased by approximately $41.5 million during fiscal year 2025 compared to fiscal year 2024, primarily as a result of a $43.2 million increase in the sale of RDIMM and discrete component products and a $4.3 million increase in sales of low-profile memory subsystem products, partially offset by a $6.0 million decrease in sales of Netlist’s flash and SSD products.

Gross Profit and Gross Margin

Gross profit and gross margin percentage increased in fiscal year 2025 compared to fiscal year 2024 due primarily to higher sales across all product groups driven by the current demand environment.

Operating Expenses

Operating expenses for fiscal years 2025 and 2024 were as follows (dollars in thousands):

	2025	2024	Change
Research and development	$3,496	$8,064	(57%)
Percentage of net sales	2%	6%
Intellectual property legal fees	$20,231	$37,958	(47%)
Percentage of net sales	14%	25%
Selling, general and administrative	$13,223	$12,090	9%
Percentage of net sales	9%	8%

Research and Development

Research and development expenses decreased in fiscal year 2025 compared to fiscal year 2024 due primarily to a decrease in employee headcount and outside services.

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

Intellectual property legal fees decreased in fiscal year 2025 compared to fiscal year 2024 due primarily to lower legal expenses incurred to defend and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased in fiscal year 2025 compared to fiscal year 2024 due primarily to an increase in outside services.

Other Income, Net

Other income, net for fiscal years 2025 and 2024 was as follows (dollars in thousands):

	2025	2024	Change
Interest income, net	$522	$1,048
Other income, net	164	316
Total other income, net	$686	$1,364	(50%)

Interest income, net decreased in fiscal year 2025 compared to fiscal year 2024, primarily as a result of lower cash balances and lower interest rate. Other income, net decreased in fiscal year 2025 compared to fiscal year 2024, primarily as a result of a one-time reversal of the reserve to cover flood damage in our former manufacturing facility located in the PRC during fiscal year 2024.

Provision for Income Taxes

For fiscal years 2025 and 2024, our effective tax rate was 0% due primarily to our net loss and valuation allowances.

Liquidity and Capital Resources

We believe our existing balance of cash and cash equivalents (including restricted cash balances), which totaled $42.1 million as of December 27, 2025, along with cash receipts from revenues, borrowing availability under the 2023 SVB Credit Agreement (as defined below), proceeds raised from the June 2025 Offering and October 2025 Offering, funds raised through the March 2025 Purchase Agreement and other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. This belief reflects our current assessment of known trends and uncertainties that could affect near-term liquidity, including the timing of cash effects from customer advance payments, fluctuations in borrowing-base availability and letters-of-credit usage and market conditions that affect our ability to utilize the March 2025 Purchase Agreement. For the long term (i.e., beyond the next 12 months), based on our current plans and assumptions, we believe our sources of liquidity and access to capital will be adequate to meet our cash requirements as they come due, and we are not currently aware of material cash requirements beyond 12 months other than those described in the Notes to Consolidated Financial Statements.

In addition, on April 5, 2021, we entered into a Product Purchase and Supply Agreement (the “Supply Agreement”) with SK hynix which expires in April 2026. If we are unable to renew this agreement, or renew on acceptable terms in a timely manner, our revenues and liquidity may be adversely affected.

For a description of contractual obligations, see Note 3—Financing Arrangements and Note 4—Leases of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized as follows (in thousands):

	2025	2024
Net cash provided by (used in):
Operating activities	$(14,735)	$(34,585)
Investing activities	(42)	(71)
Financing activities	22,252	16,418
Net change in cash, cash equivalents and restricted cash	$7,475	$(18,238)

Net cash used in operating activities for fiscal year 2025 was primarily a result of net loss of $24.8 million, non-cash adjustments to net loss of $3.6 million, partially offset by net cash inflows from changes in operating assets and liabilities of $6.4 million driven predominantly by an increase in deferred revenue related to advance payments received on orders shipped in January 2026, partially offset by a decrease in accounts payable and other liabilities, and an increase in accounts receivable and inventories. The level and timing of any future customer prepayments may vary period to period based on contract terms and ordering patterns. Net cash provided by financing activities for fiscal year 2025 primarily consisted of $1.3 million in net proceeds from issuance of common stock under the March 2025 Purchase Agreement, $11.6 million in net proceeds from the June 2025 Offering, $9.3 million in net proceeds from the October 2025 Offering, and $0.6 million in net borrowings under the 2023 SVB Credit Agreement, partially offset by $0.5 million in payments of note payable to finance insurance policies.

Net cash used in operating activities for fiscal year 2024 was primarily a result of net loss of $53.9 million, non-cash adjustments to net loss of $4.9 million, partially offset by net cash inflows from changes in operating assets and liabilities of $14.4 million driven predominantly by an increase in accounts payable, a decrease in accounts receivable, and a decrease in inventories, partially offset by a decrease in accrued payroll and related liabilities. Net cash provided by financing activities for fiscal year 2024 primarily consisted of $5.2 million in net proceeds from issuance of common stock under the purchase agreement entered into with Lincoln on September 28, 2021, which has been terminated, $14.2 million in net proceeds from the issuance and sale of securities under the securities purchase agreement we entered into with certain investors, dated October 11, 2024, in a registered direct offering (the “2024 Offering”), and $0.2 million in proceeds from exercise of stock options, partially offset by $2.6 million in net repayments under the 2023 SVB Credit Agreement and $0.5 million in payments of note payable to finance insurance policies. The increase in deferred revenue produced a favorable timing effect on 2025 operating cash flows that may not repeat, and the level and timing of any future customer prepayments may vary period to period based on contract terms and ordering patterns.

Capital Resources

October 2025 Offering

On October 6, 2025, we entered into the October 2025 Purchase Agreement with the October 2025 Purchasers, pursuant to which we issued and sold to the October 2025 Purchasers in the October 2025 Offering an aggregate of (i) 14,285,716 shares of our common stock and (ii) 28,571,432 October 2025 Warrants to purchase the October 2025 Warrant Shares at a combined purchase price of $0.70 per share and accompanying October 2025 Warrant. The October 2025 Offering closed on October 7, 2025. The net proceeds to us from the October 2025 Offering were approximately $9.3 million, after deducting placement agent fees and offering costs paid by us.

The October 2025 Purchase Agreement also provided that we could not, subject to the exceptions described in the October 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the October 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the October 2025 Purchase Agreement) until the six-month anniversary of the closing date of the October 2025 Offering.

June 2025 Offering

On June 24, 2025, we entered into the June 2025 Purchase Agreement with the June 2025 Purchasers, pursuant to which we issued and sold to the June 2025 Purchasers in the June 2025 Offering an aggregate of (i) 17,142,860 shares of our common stock and (ii) the June 2025 Warrants to purchase the June 2025 Warrant Shares at a combined purchase price of $0.70 per share and accompanying June 2025 Warrant. Mr. Hong purchased $3.0 million of shares and accompanying June 2025 Warrants in the June 2025 Offering. The June 2025 Offering closed on June 25, 2025. The net proceeds to us from the June 2025 Offering were approximately $11.6 million, after deducting placement agent fees and offering costs paid by us.

The June 2025 Purchase Agreement also provided that we could not, subject to the exceptions described in the June 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the June 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the June 2025 Purchase Agreement) until the six-month anniversary of the closing date of the June 2025 Offering.

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into the March 2025 Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the March 2025 Purchase Agreement subject to the conditions and limitations set forth in the March 2025 Purchase Agreement. As of December 27, 2025, $73.7 million remains available under the March 2025 Purchase Agreement with Lincoln Park. Sales under the March 2025 Purchase Agreement are subject to daily volume-based limits and a contractual floor price, and our ability to access the remaining capacity at any point in time depends on prevailing market prices and trading volumes.

2023 SVB Credit Agreement

On November 7, 2023, we entered into the 2023 SVB Credit Agreement with SVB, which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Wall Street Journal prime rate. The maturity date was originally November 7,

2025. On November 7, 2025, we entered into the 2023 SVB Credit Agreement Amendment to, among other things, extend the maturity date from November 7, 2025 to November 7, 2027.

As of December 27, 2025, the outstanding borrowings under the 2023 SVB Credit Agreement were $1.8 million with $0.2 million availability under the revolving line of credit. During the year ended December 27, 2025, we had net borrowings of $0.6 million under the 2023 SVB Credit Agreement; because borrowing capacity is driven by eligible receivables and reserve adjustments, availability may fluctuate with collections and sales mix, and letters of credit issued under the facility and with other banks are secured by cash and reduce unrestricted liquidity.

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

Returns for products sold are estimated using the expected value method and are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and are adjusted for known trends to arrive at the amount of consideration to which we expect to receive. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

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

Stock-Based Compensation

Stock-based awards are comprised principally of stock options and restricted stock units (“RSUs”). Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of estimated forfeitures. We use the Black-Scholes option pricing model to determine the grant date fair value of stock options. The model requires us to estimate the expected volatility and expected term of the stock options, which are highly complex and subjective variables. The expected volatility is based on the historical volatility of our common stock. The expected term is computed using the simplified method as our best estimate, given our lack of actual exercise history. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on our history and management’s expectation regarding dividend payouts. The grant-date fair value of RSUs equals the closing price of our common stock on the grant date.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Netlist, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	December 27,	December 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$31,782	$22,507
Restricted cash	10,300	12,100
Accounts receivable, net of allowances of $33 (2025) and $41 (2024)	2,411	1,671
Inventories	3,383	2,744
Prepaid expenses and other current assets	332	733
Total current assets	48,208	39,755
Property and equipment, net	300	517
Operating lease right-of-use assets	541	1,101
Other assets	428	466
Total assets	$49,477	$41,839

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$20,612	$42,307
Revolving line of credit	1,788	1,230
Accrued payroll and related liabilities	852	808
Deferred revenue	30,570	40
Other current liabilities	818	2,675
Total current liabilities	54,640	47,060
Operating lease liabilities	23	641
Other liabilities	17	186
Total liabilities	54,680	47,887
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—675,000 (2025) and 450,000 (2024) shares authorized; 307,337 (2025) and 271,986 (2024) shares issued and outstanding	308	273
Additional paid-in capital	357,001	331,367
Accumulated deficit	(362,512)	(337,688)
Total stockholders' deficit	(5,203)	(6,048)
Total liabilities and stockholders' deficit	$49,477	$41,839

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 27,	December 28,
	2025	2024
Net sales	$188,630	$147,103
Cost of sales	177,190	144,219
Gross profit	11,440	2,884
Operating expenses:
Research and development	3,496	8,064
Intellectual property legal fees	20,231	37,958
Selling, general and administrative	13,223	12,090
Total operating expenses	36,950	58,112
Operating loss	(25,510)	(55,228)
Other income, net:
Interest income, net	522	1,048
Other income, net	164	316
Total other income, net	686	1,364
Loss before provision for income taxes	(24,824)	(53,864)
Provision for income taxes	—	1
Net loss	$(24,824)	$(53,865)
Deemed dividend on warrant modification	(590)	—
Net loss attributable to common stock	$(25,414)	$(53,865)

Loss per share:
Basic and diluted	$(0.09)	$(0.21)
Weighted-average common shares outstanding:
Basic and diluted	286,638	259,904

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 30, 2023	253,593	$254	$307,328	$(283,823)	$23,759
Net loss	—	—	—	(53,865)	(53,865)
Issuance of common stock, net	16,842	17	19,439	—	19,456
Exercise of stock options	276	1	184	—	185
Stock-based compensation	—	—	4,436	—	4,436
Restricted stock units vested and distributed	1,289	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(14)	—	(19)	—	(19)
Balance, December 28, 2024	271,986	273	331,367	(337,688)	(6,048)
Net loss	—	—	—	(24,824)	(24,824)
Issuance of common stock and warrants, net	34,048	34	22,181	—	22,215
Exercise of stock options	129	1	74	—	75
Stock-based compensation	—	—	3,438	—	3,438
Restricted stock units vested and distributed	1,228	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(54)	(1)	(58)	—	(59)
Balance, December 27, 2025	307,337	$308	$357,001	$(362,512)	$(5,203)

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 27,	December 28,
	2025	2024
Cash flows from operating activities:
Net loss	$(24,824)	$(53,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280	345
Non-cash lease expense	560	570
Gain on forgiveness of payables	(630)	(471)
Stock-based compensation	3,438	4,436
Changes in operating assets and liabilities:
Accounts receivable	(740)	2,891
Inventories	(639)	9,287
Prepaid expenses and other assets	955	281
Accounts payable	(21,695)	2,476
Accrued payroll and related liabilities	44	(538)
Deferred revenue	30,530	40
Other liabilities	(2,014)	(37)
Net cash used in operating activities	(14,735)	(34,585)
Cash flows from investing activities:
Acquisition of property and equipment	(42)	(71)
Net cash used in investing activities	(42)	(71)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	558	(2,614)
Principal repayments under finance lease	—	(90)
Payments on notes payable	(537)	(500)
Proceeds from issuance of common stock and warrants, net	22,215	19,456
Proceeds from exercise of stock options	75	185
Payments for taxes related to net share settlement of equity awards	(59)	(19)
Net cash provided by financing activities	22,252	16,418
Net change in cash, cash equivalents and restricted cash	7,475	(18,238)
Cash, cash equivalents and restricted cash at beginning of period	34,607	52,845
Cash, cash equivalents and restricted cash at end of period	$42,082	$34,607

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$31,782	$22,507
Restricted cash	10,300	12,100
Cash, cash equivalents and restricted cash at end of period	$42,082	$34,607

See accompanying Notes to Consolidated Financial Statements.

Netlist, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Netlist, Inc. and its wholly owned subsidiaries (collectively the “Company,” “Netlist,” “we,” “us,” or “our”) is a leading innovator in advanced memory and storage solutions. With a rich portfolio of patented technologies, Netlist's inventions are foundational to the advancement of AI computing.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. Actual results may differ materially from those estimates. We have evaluated events occurring subsequent to December 27, 2025 through the filing date of this Form 10-K and concluded that there were no events that required recognition and disclosures, other than those discussed elsewhere in the notes hereto. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2025 ended on December 27, 2025 and fiscal year 2024 ended on December 28, 2024. All fiscal years presented in this Form 10-K included 52 weeks. Additionally, all quarters included 13 weeks. Unless otherwise stated, all information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which updates expense disclosure requirements on an annual and interim basis. This ASU is effective for the annual periods beginning after December 15, 2026, and the interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require us to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We adopted this ASU on December 27, 2025. The adoption only impacted our disclosure and has no material impact on the Company’s consolidated financial statements as of and for the year ended December 27, 2025.

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

Returns for products sold are estimated using the expected value method and are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and are adjusted for known trends to arrive at the amount of consideration to which we expect to receive. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Contract Assets and Liabilities

We continually evaluate whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. Generally, we do not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. Contract liabilities (deferred revenues) are comprised of payments received from our customers in advance of transferring products to customers. As of December 27, 2025, deferred revenue was $30.6 million. As of December 28, 2024, deferred revenue was immaterial.

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

Our financial instruments consist principally of cash and cash equivalents, restricted cash, and a revolving line of credit. Cash equivalents consist of short-term investments with original maturities of three months or less and restricted cash consists of cash to secure standby letters of credit (see Note 3—Financing Arrangements). The carrying value of these instruments approximates their fair value due to their short-term nature. The fair value of the revolving line of credit is estimated by using current applicable rates for similar instruments as of the balance sheet date and an assessment of the credit rating. The carrying values of the revolving line of credit as of December 27, 2025 and December 28, 2024 approximate fair value because the interest rate yield is near current market rates for comparable debt instruments.

Accounts Receivable, net

We extend credit to our customers. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. We specifically analyze the age of customer balances, historical bad debt experiences, customer creditworthiness and changes in customer payment terms when making estimates of the collectability of our accounts receivable balances. If we determine that the financial condition of any of our customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off. As of December 27, 2025 and December 28, 2024, accounts receivable, net, was $2.4 million and $1.7 million, respectively.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying value of long-lived assets held and used by us in our operations for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future net cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average sales prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset. The fair value of the asset or asset group is based on market value when available, or when unavailable, on discounted expected cash flows. Management believes there is no impairment of long-lived assets as of December 27, 2025 and December 28, 2024.

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

Foreign Currency Remeasurement

The functional currency of our foreign subsidiaries is the U.S. dollar. Local currency financial statements are remeasured into U.S. dollars at the exchange rate in effect as of the balance sheet date for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net loss. Transaction gains and losses were not significant during 2025 and 2024.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method, shares issuable under the conversion feature of a convertible note using the “if-

converted” method, and shares issuable upon the vesting of RSUs. In periods of net loss, basic and diluted loss per share are the same, as the effect of dilutive potential shares on loss per share is anti-dilutive.

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

Significant expenses were as follows (in thousands):

	2025	2024
Expense:
Employee Compensation (1)	$7,935	$9,467
Stock Based Compensation	3,438	4,436
Program Expenses (2)	2,567	4,104
Professional Fees (3)	19,769	37,147

(1)	The amounts consisted of employee compensation related to both COGS and operating expenses. The amounts do not include stock-based compensation. The amounts do not include professional fees.
(2)	The amounts consisted of costs, such as outside services, depreciation, and dues and subscriptions, related to both COGS and operating expenses. The amounts do not include professional fees.
(3)	The amounts consisted of legal fees, tax and audit fees.

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	2025	2024
Raw materials	$181	$379
Work in process	190	54
Finished goods	3,012	2,311
	$3,383	$2,744

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	2025	2024
Machinery and equipment	$779	$765
Computer equipment and software	1,780	1,761
Leasehold improvements	113	495
Furniture and fixtures	630	630
	3,302	3,651
Less: accumulated depreciation and amortization	(3,002)	(3,134)
	$300	$517

Substantially all our property and equipment are located within the United States as of December 27, 2025 and December 28, 2024.

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	2025	2024
Resales of third-party products	$180,070	$134,851
Sale of our modular memory subsystems	8,560	12,252
Total net sales	$188,630	$147,103

Net product sales by country presented below are based on the billing location of the customer (in thousands):

	2025	2024
United States	$11,223	$19,741
People's Republic of China (1)	170,750	124,173
Other countries	6,657	3,189
Total net sales	$188,630	$147,103
(1)	People’s Republic of China (“PRC”) includes Hong Kong and Taiwan.

The PRC accounted for more than 10% of our net product sales for fiscal year 2025. The United States and the PRC accounted for more than 10% of our net product sales for fiscal year 2024.

Loss Per Share

The following table shows the computation of basic and diluted loss per share of common stock (in thousands, except per share data):

	2025	2024
Net loss per share—basic and diluted:
Numerator:
Numerator: Net loss	$(24,824)	$(53,865)
Less: Deemed dividend on warrant modification	(590)	—
Net loss attributable to common stock	$(25,414)	$(53,865)

Denominator: Weighted-average basic shares outstanding - basic and diluted	286,638	259,904
Net loss per share - basic and diluted	$(0.09)	$(0.21)

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

	2025	2024
Weighted average common share equivalents	2,185	1,822

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$56	$101
Income taxes	$—	$1
Supplemental disclosure of non-cash investing and financing activities:
Debt financing of insurance	$537	$500
Deemed dividend on warrant modification	$590	$—

Liquidity

We incurred net loss of $24.8 million for the year ended December 27, 2025 and $53.9 million for the year ended December 28, 2024. As of December 27, 2025, cash, cash equivalents and restricted cash were $42.1 million, total assets were $49.5 million, working capital deficit was ($6.4) million, and stockholders’ deficit was ($5.2) million. We believe our existing balance of cash and cash equivalents (including restricted cash balances), which totaled $42.1 million as of December 27, 2025, along with cash receipts from revenues, borrowing availability under the 2023 SVB Credit Agreement (see Note 3), proceeds raised from the June 2025 Offering and October 2025 Offering (see Notes 8), funds raised through the March 2025 Purchase Agreement (see Note 8) and other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. This belief reflects our current assessment of known trends and uncertainties that could affect near term liquidity, including the timing of cash effects from customer advance payments, fluctuations in borrowing base availability and letters of credit usage and market conditions that affect our ability to utilize the March 2025 Purchase Agreement. For the long term (i.e., beyond the next 12 months), based on our current plans and assumptions, we believe our sources of liquidity and access to capital will be adequate to meet our cash requirements as they come due, and we are not currently aware of material cash requirements beyond 12 months other than those described in the Notes to Consolidated Financial Statements.

Note 3—Financing Arrangements

2023 SVB Credit Agreement

On November 7, 2023, we entered into a loan and security agreement (as amended to date, the “2023 SVB Credit Agreement”) with Silicon Valley Bank, a division of First-Citizen Bank & Trust Company (“SVB”), which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Prime Rate. On November 7, 2025, we entered into a first amendment to the 2023 SVB Credit Agreement to, among other things, extend the maturity date from November 7, 2025 to November 7, 2027.

As of December 27, 2025, all obligations under the 2023 SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets. The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of December 27, 2025, we were in compliance with our covenants under the 2023 SVB Credit Agreement.

We have letters of credit issued by SVB under the 2023 SVB Credit Agreement and Citibank, N.A., which are secured by cash and are classified as restricted cash in the consolidated balance sheets. As of December 27, 2025 and December 28, 2024, (i) outstanding letters of credit were $10.3 million and $11.9 million, respectively, (ii) outstanding borrowings were $1.8 million and $1.2 million, respectively, and (iii) availability under the revolving line of credit was $0.2 million and $0, respectively.

Note 4—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	2025	2024
Lease cost:
Operating lease cost	$615	$656
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$695	$717
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$81

For each of the fiscal years 2025 and 2024, finance lease costs and cash flows from finance leases were immaterial.

Supplemental balance sheet information related to leases was as follows (in thousands):

	2025	2024
Operating Leases
Operating lease right-of-use assets	$541	$1,101
Other current liabilities	$619	$640
Operating lease liabilities	23	641
Total operating lease liabilities	$642	$1,281

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(380)	(302)
Property and equipment, net	$108	$186
Other current liabilities	$3	$4
Other liabilities	—	3
Total finance lease liabilities	$3	$7

The following table includes supplemental information:

	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	1.0	2.0
Finance leases	0.6	1.6

Weighted Average Discount Rate
Operating leases	5.5%	5.7%
Finance leases	5.5%	5.5%

Maturities of lease liabilities as of December 27, 2025 were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2026	$639	$3
2027	23	—
Total lease payments	662	3
Less: imputed interest	(20)	—
Total	$642	$3

Note 5—Income Taxes

United States and foreign loss before provision for income taxes was as follows (in thousands):

	2025	2024
United States	$(24,614)	$(53,527)
Foreign	(210)	(337)
	$(24,824)	$(53,864)

The provision for income taxes consisted of the following (in thousands):

	2025	2024
Current:
Federal	$—	$—
State	—	1
Foreign	—	—
Total current	—	1
Deferred:
Federal	(4,579)	(10,606)
State	(140)	(713)
Foreign	78	44
Change in valuation allowance	4,641	11,275
Total deferred	—	—
Provision for income taxes	$—	$1

Income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for fiscal years 2025 and 2024. The reconciliation of this difference is as follows (in thousands):

	2025	2024
Statutory federal income tax rate	(21%)	(21%)
Foreign withholding taxes	—%	—%
Excess tax benefits from equity awards	2%	1%
Change in valuation allowance	19%	20%
Other	—%	—%
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2025	2024
Deferred tax assets:
Operating loss carryforward	$72,491	$65,734
Tax credit carryforwards	5,320	5,434
Capitalized research and development expenses	2,656	3,825
Reserves and allowances	182	437
Foreign operating loss carryforward	536	614
Stock-based compensation	558	621
Other	291	854
Total deferred tax assets	82,034	77,519
Deferred tax liabilities:
Operating lease right-of-use assets	(120)	(245)
Prepaid expenses	(42)	(47)
Depreciation and amortization	(86)	(82)
Total deferred tax liabilities	(248)	(374)
Net deferred tax assets	81,786	77,145
Valuation allowance	(81,786)	(77,145)
	$—	$—

We evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 27, 2025 and December 28, 2024, a valuation allowance of $81.8 million and $77.1 million, respectively, has been provided based on our assessment that it is more likely than not that sufficient taxable income will not be generated to realize the tax benefits of the temporary differences. The valuation allowance increased by $4.6 million and $11.3 million during fiscal years 2025 and 2024, respectively. These increases in these years primarily relate to the increases in the net operating loss (“NOL”) carryforward and tax credit carryforwards.

As of December 27, 2025 we had $300.3 million of federal NOL carryforwards, of which $104.2 million will expire from 2028 through 2037, and $196.1 million of which will be carried forward indefinitely, and $106.6 million of state NOL carryforwards that will expire from 2029 through 2045. We had federal and state tax credit carryforwards of $2.8 million and $2.5 million, respectively, at December 27, 2025. Federal tax credit carryforwards began to expire in 2025 and state tax credits carryforward indefinitely. In addition, we had $2.1 million of NOL in the PRC that expired in 2025, with a remaining amount of $0.5 million of NOL carryforward in the PRC at December 27, 2025. Utilization of the NOL and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code (the “Code”) and similar state and foreign law provisions. Under Section 382 of the Code, substantial changes in our ownership may limit the amount of NOL and tax credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of NOL and tax credit carryforwards but may limit the amount available in any given future period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

We file income tax returns with federal, state and foreign jurisdictions. We are no longer subject to Internal Revenue Service (“IRS”) or state examinations for periods prior to 2022, although certain carryforward attributes that were generated prior to 2022 may still be adjusted by the IRS.

We include interest and penalties related to uncertain tax positions within the provision for income taxes. As of December 27, 2025 and December 28, 2024, the interest or penalties accrued related to unrecognized tax benefits were insignificant, and during fiscal years 2025 and 2024, the interest and penalties related to uncertain tax position recorded were insignificant. As of December 27, 2025, we had no unrecognized tax benefits that would significantly change in the next 12 months.

Note 6—Related Party Transactions

Transactions with related parties are reviewed and approved by the audit committee of our board of directors. We believe the terms of the related party transactions described below were no less favorable to us than terms that could have been obtained from unaffiliated third parties under similar circumstances.

June 2025 Offering. On June 24, 2025, we entered into a Securities Purchase Agreement in connection with a registered offering of common stock and warrants (the “June 2025 Offering”). Chun K. Hong, our Chairperson, President and Chief Executive Officer, participated in the June 2025 Offering on the same terms as all other purchasers and acquired 4,285,715 shares of common stock and warrants to purchase up to 8,571,430 shares of common stock for an aggregate purchase price of approximately $3.0 million. The transaction was approved by the audit committee in accordance with the policy described above. We received the full purchase price in cash; no amounts were due from Mr. Hong as of December 27, 2025 or December 28, 2024. See also Note 8—Stockholders’ Equity for additional information about the June 2025 Offering and related warrants.

Family relationship—executive officer compensation. Our Executive Vice President of Sales and Operations (formerly, our Vice President of Netlist Base and Commodity Sales), Paik K. Hong, is the brother of Chun K. Hong. For fiscal year 2025, Mr. P. K. Hong earned a cash salary of $250,000. He received $3,000 for matching contributions for a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code. He was also granted 100,000 shares of RSUs with the grant date fair value of $63,525 measured in accordance with ASC 718. For fiscal year 2024, Mr. P. K. Hong earned a cash salary of $250,000. He received $1,400 for weekly fitness training and $3,000 for matching contributions for a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code. He was also granted 100,000 shares of RSUs with the grant date fair value of $133,000 measured in accordance with ASC 718. The grant date fair value was determined using the fair value of the underlying shares of our common stock.

Note 7—Commitments and Contingencies

Contingent Legal Expenses

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

Litigation and Challenges to Netlist Patents at the U.S. Patent and Trademark Office (“USPTO”) and the Patent Trial & Appeal Board (“PTAB”)

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

Samsung Litigation

On May 28, 2020, Netlist filed a complaint against Samsung Electronics Co., Ltd. (“SECL”) in the U.S. District Court for the Central District of California (“CDCA”) (Netlist Inc. vs. Samsung Electronics Co., Ltd., Case No. 8:20-cv-00993) for SECL’s breach of the Joint Development and License Agreement (“JDLA”) between the parties. Netlist amended its complaint to seek a declaratory judgment that it properly terminated the JDLA in light of SECL’s material breaches thereof. On October 14, 2021, the Court granted summary judgment in favor of Netlist on SECL’s breach and Netlist’s termination of the JDLA. The case proceeded to trial on the issue of damages on December 1, 2021, and the jury reached a verdict for SECL on December 3, 2021. The Court entered final judgment on February 15, 2022, and both parties appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit affirmed-in-part and reversed-in-part the judgment of the District Court, and remanded the case to the District Court, which reopened the case on November 13, 2023. The case proceeded to trial on May 14, 2024, and the jury reached a verdict for Netlist on May 17, 2024. On December 26, 2024, the Court granted SECL’s motion for a new trial, holding that one juror’s voir dire responses support a finding of implied juror bias which deprived both parties of their right to a fair trial. A new trial was held from March 18 to March 21, 2025. On March 24, 2025, the jury returned a verdict for Netlist. On April 7, 2025, the Court entered final judgment in favor of Netlist on its claims that SECL breached the JDLA and that Netlist properly terminated the JDLA. On May 5, 2025, SECL filed a motion for a new trial. On June 27, 2025, the Court issued an order directing the parties to file a status report proposing how the Court should elicit testimony from the jurors at issue in SECL’s motion for a new trial. The parties filed the status report on July 9, 2025 and appeared before the Court on July 11, 2025. On July 17, 2025, the Court issued an order setting an evidentiary hearing regarding SECL’s motion for a new trial, and the evidentiary hearing was held on July 30, 2025. On August 4, 2025, the Court issued an order denying SECL’s motion for a new trial. On August 29, 2025, SECL filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 2, 2025, the appeal was docketed and assigned Case No. 25-5531. The appeal is pending.

On October 15, 2021, SECL and Samsung Semiconductor, Inc. (“SSI”) filed a declaratory judgement action against Netlist in the U.S. District Court for the District of Delaware (“DDE”) (Samsung Electronics Co., Ltd. et. al. v. Netlist, Inc., Case No. 1:21-cv-01453), seeking a declaration that SECL and SSI do not infringe the following Netlist patents: U.S. Patent Nos. 7,619,912; 9,858,218; 10,217,523; and 10,474,595 (respectively, the “’912, ’218, ’523, and ’595 Patents”). SECL and SSI filed amended complaints to add other Netlist patents: U.S. Patent Nos. 10,860,506; 10,949,339; 11,016,918; and 11,232,054 (respectively, the “’506, ’339,

’918, and ’054 Patents”). Netlist filed a motion to dismiss, and on August 1, 2022, the Court granted this motion in part, declining to exercise jurisdiction over the ’912, ’506, ’339, ’918, and ’054 Patents. On September 12, 2022, Netlist filed a crossclaim against Google LLC and Alphabet, Inc. (collectively, “Google”) and counterclaims against SECL and SSI, seeking damages from the infringement by Google, SECL, and SSI, a finding of willful infringement by Google, SECL, and SSI and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, and equitable relief. On November 15, 2022, Google filed a motion to dismiss this case as to Google or, alternatively, for a severance, stay, and dismissal of willfulness and indirect infringement allegations. This motion was heard on May 22, 2023. On December 1, 2023, the Court stayed this case pending the resolution of the above CDCA case and ordered the parties to notify the Court within seven days of any action by the CDCA pertaining to the parties’ rights under the JDLA that may merit lifting the stay. On March 31, 2025, the parties notified the Court of the jury verdict in the above CDCA case.

On December 20, 2021, Netlist filed a complaint against SECL, SSI, and Samsung Electronics America, Inc. (“SEA”) (collectively, “Samsung”) in the U.S. District Court for the Eastern District of Texas (“EDTX”), Case No. 2:21-cv-00463, for infringement of the ’506, ’339, and ’918 Patents. Netlist later amended its complaint to additionally assert infringement of the ’054 Patent as well as U.S. Patent Nos. 8,787,060 and 9,318,160 (respectively, the “’060 and ’160 Patents”). On April 14, 2023, this case proceeded to a jury trial on the ’339, ’918, ’054, ’060, and ’160 Patents. On April 21, 2023, the jury returned a verdict finding that Samsung willfully infringed all five patents and awarded $303 million in damages to Netlist. The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the five patents (see below). On August 11, 2023, the Court entered final judgment. On August 9, 2024, Samsung filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (“CAFC”), Case No. 2024-2203. On January 6, 2025, Samsung filed a motion to stay this appeal pending the resolution of the above CDCA case. On February 18, 2025, the CAFC denied this motion without prejudice. On January 21, 2026, the CAFC notified the parties that oral argument is set to take place on March 6, 2026. On March 6, 2026, the CAFC heard oral arguments on this appeal. The appeal is pending.

On August 1, 2022, Netlist filed a complaint against Samsung in EDTX (Case No. 2:22-cv-00293), for infringement of the ’912 Patent. Netlist later amended its complaint to additionally assert infringement of U.S. Patent Nos. 11,093,417; 9,858,215; and 10,268,608 (respectively, the “’417, ’215, and ’608 Patents”). On November 12, 2024, this case proceeded to a jury trial on the ’912, ’417, and ’608 Patents. On November 22, 2024, the jury returned a verdict finding that Samsung willfully infringed all three patents and awarded $118 million in damages to Netlist. The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the three patents (see below). On December 2, 2024, the Court entered final judgment. On December 4, 2024, Netlist filed a motion for a preliminary injunction and a subsequent permanent injunction. On December 30, 2024, Samsung filed a combined post-trial motion for judgment as a matter of law and for a new trial, and a motion to amend the judgment and to stay this case pending the resolution of the above CDCA case. On January 31, 2025, the Court denied Netlist’s motion for a preliminary injunction and a subsequent permanent injunction.

On October 9, 2023, Samsung filed a declaratory judgement action against Netlist in the DDE (Case No. 1:23-cv-01122), seeking a declaration that Samsung does not infringe Netlist’s U.S. Patent No. 11,386,024 (the “’024 Patent”). On November 6, 2023, Netlist moved to dismiss for lack of subject matter jurisdiction and failure to state a claim. On March 4, 2025, the Court denied this motion. On June 13, 2025, Netlist filed a motion to stay this action pending the resolution of the Inter Partes Review (“IPR”) of the ’024 Patent (Case No. IPR2025-00001). On July 8, 2025, the Court issued a scheduling and consolidation order consolidating this action with the action below (Case No. 1:24-cv-00614) and setting a Markman hearing on June 26, 2026, a hearing on case dispositive and Daubert motions on June 16, 2027, a pretrial conference on July 26, 2027, and a five-day jury trial starting on August 2, 2027. On August 1, 2025, the Court granted Netlist’s motion to stay the consolidated action pending the final written decisions in the two IPRs.

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

On May 19, 2025, Netlist filed a complaint against Samsung in the EDTX (Case No. 2:25-cv-00557) for infringement of U.S. Patent 12,308,087 (the “’087 Patent”). On June 27, 2025, the Court consolidated this case with the case against Micron asserting the ’087 Patent (Case No. 2:25-cv-00558). On July 8, 2025, Netlist filed (a) a First Amended Complaint against Samsung and Avnet, Inc. (“Avnet”) and (b) a First Amended Complaint against Micron and Avnet, asserting infringement of the ’087 Patent and U.S. Patent 10,025,731 (the “’731 Patent”), seeking damages from the infringement by the defendants, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief. On July 22, 2025, Micron moved to dismiss the First Amended Complaint for improper venue. On July 25, 2025, the Court issued a Docket Control Order setting a claim construction hearing on September 25, 2026 and a trial date of March 15, 2027. On September 11, 2025, SEA and SSI filed a motion to dismiss for improper venue. On September 11, 2025, Samsung filed a motion to dismiss certain of Netlist’s infringement claims in the First Amended Complaint. On September 15, 2025, Avnet filed motions to dismiss both First Amended Complaints. On October 9, 2025, Netlist filed a Second Amended Complaint against Samsung and Avnet asserting infringement of the ’087 and ’731 Patents. On October 10, 2025, Micron moved to stay pending resolution of the venue dispute. On November 24, 2025, SEA and SSI filed a motion to dismiss for improper venue. On November 24, 2025, Samsung filed a motion to dismiss certain of Netlist’s infringement claims in the Second Amended Complaint. On November 24, 2025, Avnet filed a motion to partially dismiss the Second Amended Complaint. On January 28, 2026, Samsung filed a motion to stay this case pending the ITC investigation. On January 28, 2026, Avnet filed a motion to sever and stay. On February 27, 2026, Netlist filed a Third Amended Complaint against Samsung and Avnet. On March 6, 2026, the Court granted Micron’s motion to dismiss and transferred the member case against Micron to the DDE. On March 6, 2026, the Court granted Samsung’s motion to stay the case as to Samsung and Avnet pending ITC Investigation No. 337-TA-1472.

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

On July 28, 2025, Netlist filed a complaint against Samsung and Avnet in the EDTX (Case No. 2:25-cv-00748) for infringement of the ’366 Patent, seeking damages from the infringement by the defendants, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief. On October 29, 2025, the Court consolidated this case with the case against Micron and Avnet asserting the ’366 Patent (Case No. 2:25-cv-00749). On November 19, 2025, SSI and SEA moved to dismiss for improper venue. On November 19, 2025, Samsung filed a motion to dismiss certain of Netlist’s infringement claims. On December 10, 2025, the Court issued a Docket Control Order setting a claim construction hearing on February 18, 2027 and a trial date of August 16, 2027. On January 4, 2026, Netlist filed a First Amended Complaint against Samsung and Avnet, and a First Amended Complaint against Micron and Avnet. On January 26, 2026, Micron filed a motion to dismiss Netlist’s First Amended Complaint. On January 28, 2026, Samsung filed a motion to stay this case pending the ITC investigation. On

January 28, 2026, Avnet filed a motion to sever and stay. On March 2, 2026, Netlist filed a Second Amended Complaint against Samsung and Avnet.

On September 30, 2025, Netlist filed a complaint under Section 337 of the Tariff Act of 1930, as amended (19 U.S.C. § 1337) at the U.S. International Trade Commission (“ITC”) for patent infringement against Samsung, Google, and Super Micro Computer, Inc. (“Super Micro”) (collectively, “Respondents”). The complaint alleges infringement of six Netlist patents (the ’366, ’731, ’608, ’523, ’035, and ’087 Patents) by one or more of Samsung’s Double Data Rate 5th Gen. (“DDR5”) Dual Inline Memory Module (“DIMM”) or High Bandwidth Memory (“HBM”) products, Google and Super Micro products containing the same, and components thereof. Netlist seeks a limited exclusion order and a permanent cease-and-desist order from the ITC to stop Respondents’ infringing acts with respect to these infringing products. On December 29, 2025, the ITC instituted an investigation into the Respondents’ alleged infringing acts (Investigation No. 337-TA-1472).

On November 11, 2025, Samsung filed a declaratory judgement action against Netlist in the DDE (Case No. 1:25-cv-01371) seeking a declaration that Samsung does not infringe Netlist’s ’035 Patent.

On December 31, 2025, Samsung filed its counterclaims in the ITC investigation, asserting counterclaims for violations of Section 2 of the Sherman Act, breach of contract, and unfair competition by Netlist, and sought a declaratory judgment of unenforceability of an exclusion order. Pursuant to ITC procedure, the counterclaims were immediately removed to the DDE and docketed as Case No. 1:25-cv-01589.

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

On August 1, 2022, Netlist filed a complaint against Micron in EDTX (Case No. 2:22-cv-00294), for infringement of the ’912 Patent. Netlist later amended its complaint to additionally assert infringement of the ’417 and ’215 Patents. On May 20, 2024, this case proceeded to a jury trial on the ’912 and ’417 Patents. On May 23, 2024, the jury returned a verdict finding that Samsung willfully infringed both patents and awarded $445 million in damages to Netlist. The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the two patents (see below). On July 11, 2024, the Court entered final judgment. On August 7, 2024, Micron filed post-trial motions for judgment as a matter of law and for a new trial. On June 11, 2025, the Court denied Micron’s motions for judgment as a matter of law on willfulness, on non-infringement, and on damages as well as Micron’s motion for a new trial. On July 9, 2025, Micron filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (“CAFC”), Case No. 2025-1936. The appeal is pending.

On December 11, 2023, Micron filed a complaint against Netlist in the District Court of the Fourth Judicial District of the State of Idaho, Ada County (“Idaho State Court”) (Case No. CV01-23-19920), alleging that Netlist violated Idaho Code § 48-1703 by making a bad faith assertion of infringement of the ’833 Patent in WDTX, seeking compensatory and exemplary damages pursuant to Code §§ 48-1706(b) and (d), and costs and fees, including reasonable attorneys’ fees, pursuant to Code § 48-1706(c). Netlist removed the case to the U.S. District Court for the District of Idaho, and Micron moved to remand the case to the Idaho State Court. On August 16, 2024, the District of Idaho remanded this case to the Idaho State Court. On August 20, 2024, Netlist appealed the remand to the CAFC, Case No. 2024-2281, and moved the District of Idaho to stay the remand. On September 17, 2024, Micron moved to dismiss or transfer the appeal to the U.S. Court of Appeals for the Ninth Circuit, which the CAFC denied on December 19, 2024. On September 18, 2024, Netlist moved to dismiss the Idaho State Court case for lack of personal jurisdiction and failure to state a claim, which the Idaho State Court denied on December 5, 2024. On June 12, 2025, the CAFC denied Netlist’s motion to stay the remand pending the appeal; the appeal remains pending. On December 8, 2025, the Idaho State Court set a trial date for December 7, 2026. On January 12, 2026, the Court appointed a discovery master to address the pending discovery disputes between the parties.

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

On May 19, 2025, Netlist filed a complaint against Micron in the EDTX (Case No. 2:25-cv-00558) for infringement of ’087 Patent. On June 17, 2025, Micron moved to dismiss the complaint for improper venue. On June 27, 2025, the Court consolidated this case with the case against Samsung asserting the ’087 Patent (Case No. 2:25-cv-00557). On March 6, 2026, the Court granted Micron’s motion to dismiss (in the lead case) and transferred this case Micron to the DDE, which was assigned DDE case no. 1:26-cv-00246 on March 9, 2026.

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

On March 2, 2022, SECL filed a Petition for IPR of the ’339 Patent (Case No. IPR2022-00639). On November 18, 2022, Micron also filed a Petition for IPR of the ’339 Patent (Case No. IPR2023-00204). On October 18, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On April 11, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-1707). On January 21, 2026, the CAFC notified the parties that oral argument is set to take place on March 6, 2026. On March 6, 2026, the CAFC heard oral arguments on this appeal. The appeal is pending.

On March 22, 2022, SECL filed a Petition for IPR of the ’506 Patent (Case No. IPR2022-00711). On November 18, 2022, Micron also filed a Petition for IPR of the ’506 Patent (Case No. IPR2023-00205). On October 17, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On February 21, 2024, Netlist filed a notice of appeal to the CAFC, Case No. 2024-1521. The CAFC heard oral arguments on December 5, 2025. On December 9, 2025, the CAFC affirmed the PTAB’s final written decision.

On March 30, 2022, Micron filed two Petitions for IPR of the ’314 Patent (Case Nos. IPR2022-00744 and IPR2022-00745). On October 30, 2023, the PTAB issued final written decisions finding no challenged claims unpatentable. On December 29, 2023, Micron filed notices of appeal to the CAFC (Case Nos. 2024-1312 and 2024-1313). The appeals were consolidated on January 16, 2024. The CAFC heard oral arguments on December 1, 2025. On February 20, 2026, the CAFC affirmed the PTAB’s final written decisions.

On May 17, 2022, SECL filed a Petition for IPR of the ’918 Patent (Case No. IPR2022-00996). On January 6, 2023, Micron also filed a Petition for IPR of the ’918 Patent, Case No. IPR2023-00406. On December 6, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On May 20, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-1859). On January 21, 2026, the CAFC notified the parties that oral argument is set to take place on March 6, 2026. On March 6, 2026, the CAFC heard oral arguments on this appeal. The appeal is pending.

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

On August 26, 2022, SECL filed a Petition for IPR of the ’160 Patent (Case No. IPR2022-01427). On May 8, 2023, Micron also filed a Petition for IPR of the ’160 Patent, Case No. IPR2023-00883. On April 1, 2024, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On August 19, 2024, Netlist filed a notice of appeal to the CAFC, Case No. 2024-2240. On January 21, 2026, the CAFC notified the parties that oral argument is set on March 6, 2026. On March 6, 2026, the CAFC heard oral arguments on this appeal. The appeal is pending.

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

On April 27, 2023, SECL filed a Petition for IPR of the ’608 Patent (Case No. IPR2023-00847). On January 10, 2024, Micron also filed a Petition for IPR of the ’608 Patent (Case No. IPR2024-00370). On July 23, 2024, the PTAB denied institution of the IPR sought by Micron. On December 10, 2024, the PTAB issued a final written decision in the IPR brought by SECL finding no challenged claims unpatentable. On January 13, 2025, SECL filed a notice of appeal to the CAFC (Case No. 2025-1378). The CAFC heard oral arguments on December 5, 2025. On December 9, 2025, the CAFC affirmed the PTAB’s final written decision.

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

On August 14, 2025, an unidentified party filed a request for Ex Parte Reexamination of the ’608 Patent (Application No. 90/015,449). On October 17, 2025, Netlist filed a petition to the Director to terminate this reexamination. On November 5, 2025, the unidentified party opposed. On November 7, 2025, the request for reexamination was granted by the examiner. On January 6, 2026, Netlist filed a renewed petition to the Director to terminate this reexamination. On January 15, 2026, the unidentified party opposed.

On August 25, 2025, SECL filed a Petition for Post Grant Review (“PGR”) of the ’087 Patent (Case No. PGR2025-00071) and a Petition for IPR of the ’087 Patent (IPR2025-01402). On February 18, 2026, the PTAB denied institution of the IPR but granted institution of the PGR. On March 4, 2026, Netlist filed a Request for Director Review of the PGR institution decision.

On August 29, 2025, SECL filed a Petition for IPR of the ’731 Patent (IPR2025-01431). On February 18, 2026, the PTAB granted institution of the PGR. On March 4, 2026, Netlist filed a Request for Director Review of the institution decision.

On October 27, 2025, SECL filed a Petition for IPR of the ’035 Patent (IPR2026-00017). On February 24, 2026, the PTAB denied institution of the IPR.

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

Other Contingent Obligations

In the ordinary course of our business, we have made certain indemnities, commitments and guarantees pursuant to which we may be required to make payments in relation to certain transactions. These may include, among others: (i) intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products; (ii) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware; (v) indemnities pertaining to all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with transactions contemplated by applicable investment or loan documents, as applicable; (vi) severance and other related obligations; and (vii) indemnities or other claims related to certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities or may face other claims arising from our use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. Historically, we have not been obligated to make significant payments as a result of these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Note 8—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of December 27, 2025 or December 28, 2024.

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

On April 17, 2024, we entered into a fourth amendment (the “Fourth Amendment”) to the Rights Agreement, pursuant to which Equiniti Trust Company, LLC was appointed as our rights agent and the definition of “Expiration Date” in the Rights Agreement was amended to extend the term for an additional three-year period from April 17, 2024 to April 17, 2027. As a result, and pursuant to the Fourth Amendment, the Rights will expire and become unexercisable on or before the close of business on April 17, 2027, in accordance with the terms of the Rights Agreement.

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

Common Stock

On September 24, 2025, our stockholders approved the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 450,000,000 to 675,000,000.

October 2025 Offering

On October 6, 2025, we entered into a Securities Purchase Agreement (the “October 2025 Purchase Agreement”) with certain investors (collectively, the “October 2025 Purchasers”), pursuant to which we issued and sold to the October 2025 Purchasers in a registered offering (the “October 2025 Offering”) an aggregate of (i) 14,285,716 shares of our common stock and (ii) Common Stock Purchase Warrants (the “October 2025 Warrants”) to purchase up to an aggregate of 28,571,432 shares of our common stock (the “October 2025 Warrant Shares”) at a combined purchase price of $0.70 per share and accompanying October 2025 Warrant. The October 2025 Offering closed on October 7, 2025. The net proceeds to us from the October 2025 Offering were approximately $9.3 million, after deducting placement agent fees and offering costs paid by us.

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

The October 2025 Purchase Agreement also provided that we could not, subject to the exceptions described in the October 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the October 2025

Offering), effect or enter into any Variable Rate Transactions (as defined in the October 2025 Purchase Agreement) until the six-month anniversary of the closing date of the October 2025 Offering.

The October 2025 Warrants were accounted for as equity classified financial instruments as they meet the requirements for equity classification under ASC 815, Derivatives and Hedging.

June 2025 Offering

On June 24, 2025, we entered into a Securities Purchase Agreement (the “June 2025 Purchase Agreement”) with certain investors, including Chun K. Hong, Chairperson of our board of directors, President and Chief Executive Officer (collectively, the “June 2025 Purchasers”), pursuant to which we issued and sold to the June 2025 Purchasers in a registered offering (the “June 2025 Offering”) an aggregate of (i) Common Stock Purchase Warrants (the “June 2025 Warrants”) to purchase up to an aggregate of 34,285,720 shares of our common stock (the “June 2025 Warrant Shares”) at a combined purchase price of $0.70 per share and accompanying June 2025 Warrant. Mr. Hong purchased $3.0 million of shares and accompanying June 2025 Warrants in the June 2025 Offering. The June 2025 Offering closed on June 25, 2025. The net proceeds to us from the June 2025 Offering were approximately $11.6 million, after deducting placement agent fees and offering costs paid by us.

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

The June 2025 Warrants were accounted for as equity classified financial instruments as they meet the requirements for equity classification under ASC 815, Derivatives and Hedging.

On October 6, 2025, we amended the June 2025 Warrants. Some of the purchasers pursuant to the October 2025 Purchase Agreement are also holders of the June 2025 Warrants and were purchasers pursuant a securities purchase agreement dated October 11, 2024 (the “October 2024 Purchase Agreement”). Pursuant to the terms of the October 2025 Purchase Agreement, these holders agreed to waive certain variable rate prohibitions and participation rights set forth in the October 2024 Purchase Agreement relating to the October 2025 Offering and to, among other things, revise certain anti-dilution provisions relating to the June 2025 Warrants in exchange for our reduction of the exercise price of the June 2025 Warrants to an exercise price equal to the lesser of $0.60 and the lowest VWAP of the shares of common stock on any trading day during the period commencing on October 6, 2025 and including, the fourth trading day immediately following October 7, 2025 (such waivers and amendments, collectively the “Waiver and Amendment”). Additionally, on October 6, 2025, the remaining holders of the June 2025 Warrants who are not party to the October 2025 Purchase Agreement also entered into waiver and amendment agreements, pursuant to which they agreed to the Waiver and Amendment. The adjusted exercise price of the June 2025 Warrants is now $0.60. The June 2025 Warrants may be further adjusted for future dilutive issuances. In connection with the amendment of the June 2025 Warrants, we recorded a noncash deemed dividend of $0.6 million based on the excess of the fair value of the June 2025 Warrants immediately before and after the amendment. Such noncash deemed dividend resulted in an increase in the net loss attributable to stockholders for the year ended December 27, 2025.

The June 2025 Purchase Agreement provided that we could not, subject to the exceptions described in the June 2025 Purchase Agreement (including an exception permitting us to utilize the March 2025 Purchase Agreement following the expiration of the 90-day period following the closing of the June 2025 Offering), effect or enter into any Variable Rate Transactions (as defined in the June 2025 Purchase Agreement) until the six-month anniversary of the closing date of the June 2025 Offering.

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into a purchase agreement (the “March 2025 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock, subject to the conditions and limitations set forth in the March 2025 Purchase Agreement.  Concurrent with the execution of the March 2025 Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park relating to the common stock to be sold to Lincoln Park. As consideration for entering into the March 2025 Purchase Agreement, we issued to Lincoln Park 1,123,023 shares of our common stock as initial commitment shares, which had an insignificant value upon grant, in a noncash transaction on March 13, 2025 and agreed to issue up to 1,123,023 additional shares of our common stock as additional commitment shares on a pro rata basis in connection with any additional purchases.

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

During the fiscal year ended, December 27, 2025, Lincoln Park purchased an aggregate of 1,496,009 shares of our common stock for a net purchase price of approximately $1.3 million under the March 2025 Purchase Agreement.

We evaluated the March 2025 Purchase Agreement that includes the right to require Lincoln Park to purchase shares of our common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging – Contracts on an Entity’s Own Equity, and concluded that is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative asset (liability). We have analyzed the terms of the put right and have concluded that it had insignificant value upon grant and as of December 27, 2025.

Warrants

Warrant activity during fiscal years 2025 and 2024 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 30, 2023	11,111	$3.20
Granted	27,273	1.20
Exercised	—	—
Expired	—	—
Outstanding as of December 28, 2024	38,384	1.78
Granted	62,857	0.65
Exercised	—	—
Expired	(13,636)	1.10
Outstanding as of December 27, 2025	87,605	$1.07

During fiscal year 2025, in connection with the October 2025 Offering and June 2025 Offering, we issued warrants to purchase up to 28,571,432 and 34,285,720 shares of our common stock, respectively, with a weighted average exercise price of $0.65. During fiscal year 2024, in connection with the 2024 Offering, we issued warrants to purchase up to 27,272,728 shares of our common stock with a weighted average exercise price of $1.20. 13,636,364 of these warrants expired during fiscal year 2025.

Note 9—Benefit Plans

Equity Incentive Plan

On September 9, 2025, our stockholders approved the Netlist, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) at our 2025 Annual Meeting of Stockholders, pursuant to which (i) 2,500,000 shares of our common stock were reserved for issuance pursuant to the 2025 Plan and (ii) up to 4,721,706 shares of common stock may be added to the 2025 Plan attributable to awards granted under the Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”) that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after September 9, 2025. The Amended 2006 Plan was terminated on September 9, 2025. As of December 27, 2025, we had 26,500 shares of our common stock reserved for future issuance under the 2025 Plan and no shares of our common stock reserved for future issuance under the Amended 2006 Plan. Stock options granted under the 2025 Plan and the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for our employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date. We also periodically grant equity-based awards outside the 2025 Plan to certain new hires as an inducement to enter into employment with us.

Stock Options

Stock options granted under the 2025 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the date of grant. The following table summarizes the activity related to stock options during fiscal year 2025:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Life	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding as of December 28, 2024	3,257	$0.78	3.89	$468
Granted	-	$-
Exercised	(129)	$0.57
Expired or forfeited	(429)	$1.12
Outstanding as of December 27, 2025	2,699	$0.73	3.40	$498
Exercisable as of December 27, 2025	2,699	$0.73	3.40	$498
Vested and expected to vest as of December 27, 2025	2,699	$0.73	3.40	$498

The total intrinsic value of stock options exercised during fiscal year 2025 was immaterial. The total intrinsic value of stock options exercised during fiscal year 2024 was $0.2 million.

Restricted Stock Units

RSUs granted for employees, consultants, and independent directors generally vest annually from the grant date over a four-year term. The following table summarizes the activity related to RSUs during fiscal year 2025:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 28, 2024	3,682	$2.49
Granted	3,283	$0.64
Vested	(1,228)	$2.92
Forfeited	(317)	$2.66
Balance nonvested as of December 27, 2025	5,420	$1.26

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the consolidated statements of operations (in thousands):

	2025	2024
Cost of sales	$83	$99
Research and development	552	908
Selling, general and administrative	2,803	3,429
Total	$3,438	$4,436

As of December 27, 2025, we had approximately $4.8 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.3 years.

401(k) Plan

We have a defined contribution plan under Section 401(k) of the Code (“401(k)”) covering full-time domestic employees who meet certain eligibility requirements. Under the 401(k) plan, eligible employees may contribute up to 100% of their eligible compensation on either a pre-tax or after-tax Roth 401(k) basis, or up to the annual maximum allowed by the IRS. We may make matching contributions on the contributions of a participant on a discretionary basis. During fiscal years 2025 and 2024, our matching contributions totaled $0.1 million and $0.1 million, respectively.

Note 10—Major Customers, Suppliers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total net product sales:

	2025	2024
Customer A	30%	37%
Customer B	*	20%
Customer C	13%	*

*	Less than 10% of total net product sales

As of December 27, 2025, four customers represented approximately 33%, 19%, 14% and 11%, respectively, of aggregate gross accounts receivable. As of December 28, 2024, three customers represented approximately 25%, 11%, and 10%, respectively, of aggregate gross accounts receivable. The loss of any of our significant customers or a reduction in sales to, or difficulties collecting payments from, any of these customers could significantly reduce our net product sales and adversely affect our operating results. We mitigate risks associated with foreign receivables by purchasing comprehensive foreign credit insurance. We resell certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For fiscal years 2025 and 2024, resales of these products represented approximately 95% and 92%, respectively, of our net product sales.

Our purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from supplier(s) that each comprise 10% or more of total purchases:

	2025	2024
Supplier A	92%	93%

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

Note 11—Subsequent Events

Amendment to Lease

On March 4, 2026, we entered into a First Amendment to Lease (the “Lease Amendment”) with University Research Park LLC (the “Landlord”), pursuant to which we and the Landlord agreed to renew the Company’s existing lease dated April 28, 2021 (the “Lease”), relating to our corporate headquarter located at 111 Academy, Suite 100, Irvine, CA 92617.

The Lease Amendment extends the current term of the Lease to December 31, 2029 with no renewal option. The annual base rent starting on January 1, 2027 will be $27,396.65 per month and increases by approximately 3% each lease year.

Warrant Exercise

Since December 27, 2025, the holders of June 2025 Warrants to purchase 8,572,430 shares of common stock were exercised in cash, resulting in approximately $5.1 million in gross cash proceeds to the Company and the issuance of 8,572,430 shares of common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Netlist, Inc.

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Netlist, Inc. and subsidiaries (the “Company”) as of December 27, 2025 and December 28, 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company's auditor since 2024.

/s/ Macias Gini & O’Connell LLP

Irvine, California

March 19, 2026

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, due to the material weakness in our internal control over financial reporting described below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 27, 2025.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded there was a material weakness in our internal controls due to the historical lack of independent board member and audit committee oversight of our financial reporting process until the recent board appointments and audit committee’s reformation in June 2025. While we now have a standing audit committee comprised of an independent board member, this oversight will need to operate effectively for a sufficient period of time before management may consider our previously identified material weakness to be remediated. As a result of these circumstances, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 27, 2025.

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

Insider Trading Arrangements

During the fiscal quarter ended December 27, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Members of our Board of Directors (the “Board”) are elected annually at a meeting of our stockholders and serve for a one-year term until the next annual meeting of our stockholders and until his or her successor is elected and qualified, or until an earlier resignation or removal. Each of our executive officers is appointed by, and serves at the direction of, our Board, subject to the terms of our employment agreement with our President and Chief Executive Officer, which is described under “Employment Agreements – Chief Executive Officer” in Item 11 of this Form 10-K, and which establishes, among other things, such executive officer’s term of office. Our Board currently consists of three sitting directors, including our Chief Executive Officer, Chun K. Hong.

The table and narrative below provide, for our current directors and executive officers, each such individual’s name; age as of March 13, 2026; current position(s) with our Company; tenure in such position(s); information about such individual’s business experience and qualifications, including principal occupation or employment and principal business of the employer, if any, for at least the past five years, and involvement in certain legal or administrative proceedings, if any; and, for our director, other public company director positions held currently or at any time in the last five years and the experiences, qualifications, attributes and skills that led to the conclusion that such individual should serve as a director of our Company. There is no arrangement or understanding between any director or executive officer and any other person(s) pursuant to which such director or executive officer was or is to be selected as a director or executive officer of our Company, and there are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Chun K. Hong	65	President, Chief Executive Officer and Director
Jun Cho	65	Director
Blake Welcher	64	Director
Gail Sasaki	69	Executive Vice President, Chief Financial Officer and Secretary

Chun K. Hong is one of the founders of Netlist and has been our President, Chief Executive Officer and a director since our inception in June 2000. Mr. Hong assumed the title of Chairperson of the Board of Directors in January 2004 and was the sole member of the Board of Directors from August 2020 to September 2025. Prior to his tenure at Netlist, Mr. Hong had served in various other executive positions including President and Chief Operating Officer of Infinilink Corporation, a DSL equipment company; as Executive Vice President of Viking Components, Inc., a memory subsystems manufacturing company; and as General Manager of Sales at LG Semicon Co., Ltd., a public semiconductor manufacturing company in South Korea. Mr. Hong received his Bachelor of Science degree in economics from Virginia Commonwealth University and his Master of Science degree in technology management from Pepperdine University’s Graduate School of Management. As one of our founders and as our Chief Executive Officer, Mr. Hong brings to the Board extensive knowledge of our organization and our market, which we believe qualifies him to serve as a member of our Board.

Blake Welcher has served as a member of the Board since June 2025 and currently serves as a Strategic Board Member of Curbit since April 2020. He also served as Chief Legal Officer of Revolution Prep LLC, from February 2021 to August 2022, and as Vice President, General Counsel of PSI Servies LLC. Prior to this, he had a long tenure at DTS, Inc. As Executive VP, Legal & Licensing, General Counsel, and Corporate Secretary, he oversaw the company’s global legal and licensing operations, corporate governance and risk management. Mr. Welcher previously served as a member of our Board from August 2013 to August 2020. Mr. Welcher holds a Juris Doctorate and Masters of Intellectual Property degree from Franklin Pierce Law Center and is a U.S. licensed Patent Attorney. He received his undergraduate degree from California Polytechnic State University at San Luis Obispo. We believe Mr. Welcher’s extensive legal and licensing experience and corporate governance expertise qualifies him to serve as a member of our Board.

Jun Cho has served as a member of the Board since June 2025 and most recently served as Vice President and General Counsel for the India Asia Pacific Region for Stellantis NV from April 1998 to June 2023, where he led initiatives in technology licensing, product distribution, M&A transactions and joint ventures, from Beijing, Shanghai and Auburn Hills. Prior to that, he specialized in international financing and corporate transactions working for Debevoise & Plimpton in New York, Kim & Chang in Seoul, Korea and Arnold & Porter in Washington D.C. Mr. Cho previously served as a member of our Board from November 2014 to August 2020. Mr. Cho holds a Juris Doctorate degree from the New York University School of Law and is admitted to the bar in the state of New York. He received his undergraduate degree from the College of William and Mary. We believe Mr. Cho’s experience leading initiatives for Stellantis NV and his prior experience as counsel specializing in international financing and corporate transactions qualifies him to be a member of our Board.

Gail Sasaki is our Executive Vice President and Chief Financial Officer (“CFO”). Ms. Sasaki has been our Corporate Secretary since August 2007. Ms. Sasaki joined us in 2006 as Vice President of Finance and subsequently assumed the role of CFO in January 2008. Prior to her tenure at Netlist, Ms. Sasaki served in various senior financial roles, including CFO of eMaiMai, Inc., a commercial technology company based in Hong Kong and the PRC; CFO, Senior Vice President of Finance, Secretary and Treasurer of eMotion, Inc. (a Kodak subsidiary and formerly Cinebase Software), a developer of business-to-business media management software and services; and CFO of MicroNet Technology, Inc., a leader in storage technology. Ms. Sasaki also spent seven years in public accounting leaving as an audit manager with Arthur Young (now known as Ernst &Young LLP). Ms. Sasaki earned a Bachelor’s degree from the University of California, Los Angeles, and also earned a Master of Business Administration degree from the University of Southern California.

Audit Committee

In June 2025, the Board reinstated the Audit Committee and appointed Jun Cho to the Audit Committee as its sole member. The Board has determined that Mr. Cho is an independent “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K, and is an independent director, as defined by the OTCQB ®. The primary functions of our Audit Committee are, among other things, to:

●	oversee our financial reporting process, including discussing with our independent registered public accounting firm the scope and plans for all annual audits and discussing with management and our independent registered public accounting firm the adequacy and effectiveness of our accounting and financial controls, systems to monitor and manage business risk, and legal and ethical compliance programs;
●	review with management and our independent registered public accounting firm all of our audited and interim financial statements;
●	review and approve in advance any transactions by us with related parties;
●	appoint, terminate, replace, ensure the independence of and oversee our independent registered public accounting firm;
●	pre-approve all audit services and, subject to a “de minimis” exception, all permissible non-audit services to be performed by the independent registered public accounting firm;
●	be responsible for setting the corporate tone for quality financial reporting and sound business risk practices and ethical behavior; and
●	establish procedures for the confidential and anonymous submission, receipt, retention and treatment of concerns or complaints regarding accounting, internal accounting controls and auditing matters.

Director Nominations

Our board of directors is responsible for identifying, evaluating, recommending and selecting nominees to serve as directors of our Company.

Identification and Evaluation of Director Nominees

Our board of directors may utilize a variety of methods for identifying director nominees in the future. For example, potential director candidates may come to the attention of our board of directors, executive officers, professional search firms, stockholders or others. In fiscal year 2025, our board of directors did not retain any consultants or advisors to assist in identifying and evaluating director nominees.

Stockholder Recommendations of Director Candidates

Any recommendations for director candidates are evaluated by our board of directors. Our board of directors does not evaluate director candidates differently based on whether the candidate is recommended by a stockholder or otherwise, and any stockholder recommended candidate would be included in and evaluated in the same manner as the pool of other prospective director candidates. Any such recommendation should be made in writing to our Corporate Secretary at the address of our principal executive offices and should include the name, address and a current resume and curriculum vitae of the proposed director candidate, a statement describing the candidate’s qualifications and consent to serve on our board of directors if selected as a director nominee and contact information for personal and professional references. The submission should also include the name and address of the stockholder who is recommending the proposed director candidate, the number of shares of our common stock that are owned of record or beneficially by the recommending stockholder and a description of all arrangements or understandings between the recommending stockholder and the candidate. Any stockholder recommended candidate that is selected by our board of directors would be appointed to a vacant seat on the board of directors or included in our board of director’s slate of recommended director nominees for election at our next annual meeting of stockholders.

Stockholder Nominations of Directors

Our Bylaws provide that any stockholder who is entitled to vote at an annual meeting of our stockholders and who complies with the notice requirements set forth in our Bylaws may nominate persons for election to our Board of Directors at the applicable annual meeting. These notice requirements provide that a stockholder desiring to nominate a director to our board of directors must do so by written notice delivered to or mailed and received by our Corporate Secretary at the address of our principal executive offices within a specified time period before the annual meeting of stockholders at which the director nominee is to be up for election. The stockholder’s written notice must include, among other things as specified in our Bylaws, certain personal identification information about the stockholder and its recommended director nominee(s); the principal occupation or employment of the recommended director nominee(s); the class and number of shares of the Company that are beneficially owned by the stockholder and its recommended director nominee(s); and any other information relating to the recommended director nominee(s) that is required to be disclosed in solicitations for proxies for the election of directors pursuant to Regulation 14A under the Exchange Act. A stockholder who complies in full with all of the notice provisions set forth in our Bylaws will be permitted to present the director nominee at the applicable annual meeting of our stockholders, but will not be entitled to have the nominee included in our Proxy Statement for such meeting unless an applicable SEC rule requires that we include the director nominee in our Proxy Statement. Please refer to the full text of our Bylaws for additional information about these requirements. A copy of our Bylaws may be obtained by writing to our Corporate Secretary at the address of our principal executive offices or may be accessed on our website, www.netlist.com, or through our SEC filings available at www.sec.gov.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as all of our other executive officers and employees and all of our directors. Stockholders may download a free copy of our Code of Business Conduct and Ethics from our website (www.netlist.com). We intend to disclose on our website any amendments to or waivers from this code by posting the relevant material on our website (www.netlist.com) in accordance with SEC rules.

Corporate Governance Guidelines

We withdrew our Corporate Governance Guidelines effective as of the 2020 Annual Meeting of Stockholders. We do not have a separate hedging policy for our employees, officers and directors at this time.

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

Summary Compensation Table

The following table provides information about the compensation arrangements for fiscal years 2024 and 2025 of (i) our principal executive officer, and (ii) the next two most highly compensated persons, other than our principal executive officer (which consisted solely of Gail Sasaki), who were serving as an executive officer at the end of fiscal years 2024 and 2025 (our “named executive officers”). Other than our principal executive officer and Chief Financial Officer, we had no other executive officers serving at the end of fiscal years 2024 and 2025. Our named executive officers for each of the last two fiscal years were:

Name and Principal Position	Year	Base Salary($)	Bonus($)	Stock Awards($)(1)	All Other Compensation($)(2)	Total($)
Chun K. Hong(3)	2025	450,000	—	635,250	93,134	1,178,384
President, Chief Executive Officer and Director	2024	450,000	—	997,500	109,914	1,557,414
Gail Sasaki	2025	275,000	—	127,050	24,104	426,154
Executive Vice President, Chief Financial Officer and Secretary	2024	275,000	—	133,000	7,858	415,858
(1)	Represents the grant date fair value of the RSUs granted during the year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). The grant date fair value was determined using the fair value of the underlying shares of our common stock.
(2)	For fiscal year 2025, the amount consists of (a) for Mr. Hong, $11,388 for automobile rental payments, $3,637 for other vehicle-related costs, $36,795 for a country club membership, $30,716 for a health club membership, and $10,598 for income tax and estate planning costs incurred on Mr. Hong’s behalf and (b) for Ms. Sasaki, the amount consists of $1,044 for a health club membership, $3,000 for matching contributions under the 401(k) defined contribution plan, $4,130 for cell phone services, and $15,930 for a country club membership. For fiscal year 2024, the amount consists of (a) for Mr. Hong, $11,821 for automobile rental payments, $21,976 for other vehicle-related costs, $36,708 for a country club membership, $29,135 for a health club membership, and $10,274 for income tax and estate planning costs incurred on Mr. Hong’s behalf and (b) for Ms. Sasaki, the amount consists of $1,590 for a health club membership, $3,000 for matching contributions under the 401(k) defined contribution plan and $3,268 for cell phone services.
(3)	Mr. Hong received no additional compensation for his service as a director.

Narrative Disclosure to Summary Compensation Table

Compensation to our named executive officers generally consists of an annual base salary, bonus compensation and equity compensation.

Annual Base Salary

The base salaries of our named executive officers are subject to adjustment and generally determined and approved by our directors. The base salaries of each of our named executive officers during the fiscal years 2024 and 2025 are described below under the section “Employment Agreements – Chief Executive Officer” and “Employment Agreements – Chief Financial Officer”.

Bonus

Our bonuses are discretionary with substantial weight given to financial performance during the year and the enhancement of long-term stockholder value. Our named executive officers did not receive bonuses in fiscal year 2025.

Equity-Based Incentives

Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers. Our equity-based incentives have historically been granted in the form of options to purchase shares of our common stock and restricted stock unit awards that are settled in shares of our common stock upon vesting, and we have granted to both our named executive officers awards that vest over a long-term period subject to continued service. We believe that equity awards more closely align the interests of our named executive officers with our stockholders, provide our named executive officers with incentives linked to long-term performance, and create an ownership culture. To date, we have not had an established set of criteria for granting equity awards; instead, the Board exercises judgment and discretion. The Board considers, among other things, the role and responsibility of the named executive officer, competitive factors, the amount of stock-based equity compensation already held by the named executive officer, and the cash-based compensation received by the named executive officer, to determine the level and types of equity awards that it approves.

Employment Agreements – Chief Executive Officer

We entered into an employment agreement with our President and CEO, Mr. Hong, in September 2006. This agreement provides for an initial base salary plus other specified benefits, including the reimbursement of professional fees and expenses incurred in connection with income and estate tax planning and preparation, income tax audits and the defense of income tax claims; the reimbursement of membership fees and expenses for professional organizations and one country club; the reimbursement of employment-related legal fees; automobile rental payments and other vehicle-related expenses; and the reimbursement of health club membership fees and other similar health-related expenses. Mr. Hong may earn annual cash performance bonuses, at the discretion of our Board, of up to 100% of his base salary based upon the achievement of individual and Company performance objectives.

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

Employment Agreements – Chief Financial Officer

Ms. Sasaki is employed by the Company as its Executive Vice President, Chief Financial Officer and Corporate Secretary on a full-time basis and is not subject to a formal employment agreement. Ms. Sasaki currently receives an annual base salary of $275,000, annual cash performance bonuses and incentive awards in the discretion of our board of directors, and other benefits, including matching contribution for a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code and the reimbursement of health club membership fees and other similar health-related expenses.

Ms. Sasaki is eligible for a target cash bonus of 75% of her base salary, which shall be determined by our board of directors in its discretion based on various factors.

Retirement Benefits

We maintain a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code, to which all of our employees, including our named executive officers, are able to contribute up to the limit prescribed by applicable tax rules on a before-tax basis. All of these employee contributions are fully vested upon contribution. In addition, we may make matching contributions on the contributions of our employees on a discretionary basis. In fiscal years 2025 and 2024, we made matching contributions to our employees in the aggregate amount of $55,542 and $117,195, respectively.

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

Potential Payments upon Termination or Change-in-Control

We have agreed to provide severance and change of control payments and benefits to Mr. Hong under specified circumstances, as described above.

The following sets out the estimated potential payments upon termination or a change in control for Mr. Hong, based on the assumptions discussed above and assuming such event occurred on December 27, 2025, the last business day of fiscal year 2025:

●	If we terminate Mr. Hong’s employment without cause or if he resigns from his employment for good reason, which includes a termination or resignation upon a change of control of our Company, Mr. Hong would be entitled to receive $450,000 as his base salary and $23,570 as reimbursement of medical insurance premiums.
●	If Mr. Hong’s employment is terminated due to death or disability, he or his beneficiary would be entitled to receive $225,000 as his base salary.

Under the terms of Ms. Sasaki’s equity award agreements, if the employment of Ms. Sasaki is terminated due to death or disability, any stock options held by Ms. Sasaki would vest to the same extent as they would have vested one year thereafter. Additionally, if the employment of Ms. Sasaki is terminated due to death or disability, 25% of the shares subject to outstanding stock options, or such lesser amount as is then unvested, would immediately vest and no additional shares would vest thereafter.

Outstanding Equity Awards at Fiscal Year End

The following table shows information about the equity awards held by our named executive officers as of the end of fiscal year 2025:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(#)(1)	Number of Securities Underlying Unexercised Options Unexercisable(#)(1)	Option Exercise Price($)	Option Expiration Date	Number of Shares That Have Not Vested(#)(2)	Market Value of Shares That Have Not Vested($)(2)
Chun K. Hong	1/18/2016	300,000	—	0.70	1/18/2026	—	—
	2/14/2017	300,000	—	1.02	2/14/2027	—	—
	1/13/2021	1,000,000	—	0.72	1/13/2031	—	—
	1/25/2022	—	—	—	—	100,000(3)	87,000
	3/16/2023	—	—	—	—	249,500(4)	217,065
	5/14/2024	—	—	—	—	562,500(5)	489,375
	11/26/2025	—	—	—	—	1,000,000(6)	870,000
Gail Sasaki	1/25/2022	—	—	—	—	25,000(3)	21,750
	3/16/2023	—	—	—	—	50,000(4)	43,500
	5/14/2024	—	—	—	—	75,000(5)	65,250
	11/26/2025	—	—	—	—	200,000(6)	174,000
(1)	Represents stock option awards granted under the Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”).
(2)	Represents RSUs granted under the Amended 2006 Plan and the Netlist, Inc. 2025 Equity Incentive Plan (“2025 Plan”). Market value based on a closing common stock price of $0.87 on December 26, 2025.
(3)	The shares underlying this RSU vest, subject to continued service, in eight semi-annual installments beginning on August 11, 2022 through March 15, 2026.
(4)	The shares underlying this RSU vest, subject to continued service, in four annual installments beginning on March 16, 2024 through March 16, 2027.
(5)	The shares underlying this RSU vest, subject to continued service, in four annual installments beginning on May 15, 2025 through May 15, 2028.
(6)	The shares underlying this RSU vest, subject to continued service, over a period of four years, with 1/4 of such shares vesting on each anniversary of November 15, 2025.

Director Compensation

Non-employee directors receive annual cash compensation of $40,000, which is paid in four equal quarterly installments. All of our directors, including our non-employee directors, are also reimbursed for their reasonable out-of-pocket expenses incurred in attending board and board committee meetings.

The following table shows the total compensation paid or accrued during the fiscal year ended 2025 to each of our non-employee directors. Mr. Hong receives no additional compensation for his service as director.

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards($)(2)	All Other Compensation ($)(3)	Total($)
Blake Welcher (4)	2,473	63,525	—	65,998
Jun Cho (5)	2,473	95,288	—	97,761

(1)	Amounts represent fees earned or paid in cash for services during 2025 under our non-employee director compensation policy as described above.
(2)	Represents the grant date fair value of the RSUs granted during the year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). The grant date fair value was determined using the fair value of the underlying shares of our common stock.

(3)	Amounts represent reimbursed expenses incurred in attending board and board committee meetings.
(4)	Mr. Welcher was appointed to the board effective June 20, 2025. On November 26, 2025, Mr. Welcher received a grant of 100,000 RSUs. As of December 27, 2025, Mr. Welcher held 100,000 RSUs.
(5)	Mr. Cho was appointed to the board effective June 20, 2025. On November 26, 2025, Mr. Cho received a grant of 150,000 RSUs. As of December 27, 2025, Mr. Cho held 150,000 RSUs.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We did not grant stock options or similar awards as part of our equity compensation program in fiscal year 2025. If stock options or similar awards are granted, our policy is to not grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates, but some option grants may be granted close in time to the extent those options are being granted upon hiring of new executive officers. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of our common stock on the date of grant.

During the period covered by this report, we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

During fiscal year 2025, none of our named executive officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information (other than a Form 8-K that disclosed a material new option award grant under Item 5.02(e)), and ending one business day after the filing or furnishing of such reports.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of March 13, 2026 (the “Table Date”) unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each person named below is c/o Netlist, Inc., 111 Academy, Suite 100, Irvine, CA 92617.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Chun K. Hong (2)	16,121,874	4.99%
Gail Sasaki (3)	239,368	*
Blake Welcher (4)	75,000	*
Jun Cho (5)	80,000	*
All executive officers and directors as a group (4 persons) (6)	16,516,242	5.11%
*	Represents beneficial ownership of less than 1%.
(1)	All ownership percentages are based on 316,515,344 shares of our common stock outstanding as of the Table Date.
(2)	Represents (i) 1,300,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date, (ii) 9,553,559 outstanding shares of common stock, of which 3,511,177 shares are held by Mr. Hong and his wife, Won K. Cha, as co-trustees of the Hong-Cha Community Property Trust. Mr. Hong and Ms. Cha possess shared voting and investment power over the shares of common stock held by the Hong-Cha Community Property Trust, and each disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein, and (iii) 224,750 restricted stock units (“RSUs”) that are scheduled to vest within 60 days after the Table Date, and (iv) 5,043,565 shares of common stock underlying warrants exercisable within 60 days after the Table Date. The warrants held by Mr. Hong do not allow for an exercise that would result in the holder of such warrants (together with his affiliates, any “group” or any other persons whose beneficial ownership could be aggregated with the holder) beneficially owning more than 4.99% of the number of shares of common stock of the Company outstanding immediately following such exercise. As a result, 3,527,865 shares of common stock underlying these warrants are not included in the shares beneficially owned by Mr. Hong in this table.
(3)	Represents (i) 50,000 shares of common stock from restricted stock that will vest within 60 days after the Table date and (ii) 189,368 shares of common stock outstanding.
(4)	Represents 75,000 outstanding shares of common stock.
(5)	Represents 80,000 outstanding shares of common stock.
(6)	Represents (i) 1,300,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after the Table Date, (ii) 9,897,927 outstanding shares of common stock, and (iii) 274,750 RSUs that are scheduled to vest within 60 days after the Table Date, and (iv) 5,043,565 shares of common stock underlying warrants exercisable within 60 days after the Table Date.

Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain one equity incentive plan, the 2025 Plan. On September 9, 2025, our stockholders approved the 2025 Plan at our 2025 Annual Meeting of Stockholders. The Amended 2006 Plan was terminated on September 9, 2025. We also periodically grant equity-based awards outside the 2025 Plan to certain non-officer new hires as an inducement to enter into employment with us. The following table provides information as of December 27, 2025 about our compensation plans and individual compensation arrangements under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights($)(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,119,643	(2)	0.73	26,500	(3)
Equity compensation plans not approved by security holders	771,500	(4)	0.66	—
Total	8,891,143		0.73	26,500
(1)	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and do not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(2)	This number includes the following outstanding awards granted under the 2025 Plan: 2,698,763 shares subject to outstanding stock options and 5,420,880 shares subject to outstanding RSUs.
(3)	Consists of shares that remained available for future issuance under the 2025 Plan as of December 27, 2025, which provides that the number of shares of common stock issuable under the 2025 Plan automatically increases on the first day of each fiscal year by the number of shares equal to the lesser of (i) 2.5% of the number of outstanding shares of common stock on such date and (ii) 2,500,000 shares.
(4)	Consists of 771,500 RSUs outstanding as of December 27, 2025.

Share Reserve and Share Limits

Each January 1, the number of shares reserved for issuance under the 2025 Plan automatically increased by the lesser of (i) 2.5% of the shares then issued and outstanding, and (ii) 2,500,000 shares.

The 2025 Plan limits the number of shares to be granted to any non-employee director in any calendar year such that in no event shall the aggregate grant date fair value of awards to be granted and other cash compensation paid to any non-employee director in any calendar year, exceed $750,000, increased to $1,000,000 in the year in which such non-employee director initially joins the board of directors.

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

On June 24, 2025, we entered into the June 2025 Purchase Agreement with the June 2025 Purchasers, including Chun K. Hong, our President, Chief Executive Officer and Director, pursuant to which we agreed to issue and sell to the June 2025 Purchasers in the June 2025 Offering (i) 17,142,860 shares of our common stock, and (ii) the June 2025 Warrants to purchase the June 2025 Warrant Shares, at a combined purchase price of $0.70 per share and accompanying June 2025 Warrant. The June 2025 Offering closed on June 25, 2025. The June 2025 Offering resulted in aggregate gross proceeds to the Company of approximately $12.0 million and net proceeds to the Company, after deducting placement agent fees and offering costs, of approximately $11.6 million. Mr. Hong purchased, on the same terms as the other June 2025 Purchasers and for an aggregate purchase price of approximately $3.0 million, (i) 4,285,715 shares of our common stock in the June 2025 Offering and (ii) June 2025 Warrants to purchase up to 8,571,430 June 2025 Warrant Shares. The June 2025 Offering, including Mr. Hong’s participation, was approved by the Audit Committee pursuant to applicable law and the Company’s related party transaction policy.

Our Executive Vice President of Sales and Operations (formerly, our Vice President of Netlist Base and Commodity Sales), Paik K. Hong, is the brother of Chun K. Hong. For fiscal year 2025, Mr. P. K. Hong earned a cash salary of $250,000. He received $3,000 for matching contributions for a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code. He was also granted 100,000 shares of RSUs with the grant date fair value of $63,525 measured in accordance with ASC 718. For fiscal year 2024, Mr. P. K. Hong earned a cash salary of $250,000. He received $1,400 for weekly fitness training and $3,000 for matching contributions for a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code. He was also granted 100,000 shares of RSUs with the grant date fair value of $133,000 measured in accordance with ASC 718. The grant date fair value was determined using the fair value of the underlying shares of our common stock.

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

Policies and Procedures for Review and Approval of Related Person Transactions

The Audit Committee is responsible for reviewing and approving in advance any transactions with a related party in accordance with our related party transaction policy. We have adopted a written policy that requires all transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for our last two completed fiscal years, be approved in advance by our Audit Committee. Any request for such a transaction must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

Director Independence

Our common stock was listed on The Nasdaq Capital Market (“Nasdaq”) until September 27, 2018. On September 27, 2018, our common stock began trading on the OTCQX® Best Market and on August 11, 2020, our common stock was transferred to the OTCQB®. OTCQB® does not require that a majority of the board of directors be independent. Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that all of our current directors other than Mr. Hong, our Chief Executive Officer, have no relationships with the Company or management that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director of the Company.

Item 14.	Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

Our independent registered public accounting firm is Macias Gini O’Connell LLP (“MGO”). MGO served as our independent public accounting firm for the fiscal year ended December 27, 2025 and for the fiscal year ended December 28, 2024, beginning in September 2024. KMJ Corbin & Company LLP (“KMJ”) served as our independent registered public accounting firm for the fiscal year ended December 28, 2024 until September 2024. The following table presents fees for professional services rendered by MGO for the fiscal years ended December 27, 2025 and December 28, 2024 and by KMJ for the fiscal year ended December 28, 2024.

	Fiscal Year ended December 27, 2025	Fiscal Year ended December 28, 2024
	MGO	MGO	KMJ
Audit Fees(1)	$375,000	$245,275	$41,450
Audit-Related Fees(2)	—	—	—
Tax Fees(2)	—	—	—
All Other Fees(2)	—	—	—
Total Fees	$375,000	$245,275	$41,450

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

(2)KMJ and MGO did not bill to us any audit-related fees, tax fees or other fees in fiscal years ended December 27, 2025 and December 28, 2024.

Pre-Approval Policies and Procedures

Our Board pre-approves all audit and permissible non-audit services to be performed for us by our independent registered public accounting firm, except for certain “de minimis” non-audit services that may be ratified by our Board. Our Board pre-approved all services performed by MGO in fiscal year 2025.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report

(1)All financial statements

(2)Financial statement schedules

Schedule II – Valuation and Qualifying Accounts (in thousands)

AR Allowance and Sales Returns Reserve	Balance at Beginning of Year	Charged to Expense	Write-offs	Balance at End of Year
December 28, 2024	$68	$(27)	$—	$41
December 27, 2025	$41	$(8)	$—	$33

All financial statement schedules have been omitted, as they are not required, not applicable, or the required information is otherwise included.

(3)Exhibit listing

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	3.1.1	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	3.1	August 17, 2018
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	3.1	August 10, 2020
3.1.4	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K/A	001-33170	3.1	September 25, 2025
3.1.5	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	3.1.2	August 15, 2017
3.2	Second Amended and Restated Bylaws of Netlist, Inc.		10-Q	001-33170	3.2	November 7, 2024
4.1	Description of the Registrant’s Securities	X

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.2	Rights Agreement, dated as of April 17, 2017, by and between Netlist, Inc. and Computershare Trust Company, N.A., As Rights Agent		8-K	001-33170	4.1	April 17, 2017
4.3	Amendment No. 1 to Rights Agreement, dated as of April 16, 2018, by and between Netlist, Inc. and Computershare Trust Company, N.A., As Rights Agent		8-K	001-33170	4.1	April 17, 2018
4.4	Amendment No. 2 to Rights Agreement, dated as of April 16, 2019, by and between Netlist, Inc. and Computershare Trust Company, N.A., As Rights Agent		8-K	001-33170	4.1	April 17, 2019
4.5	Amendment No. 3 to Rights Agreement, dated as of August 14, 2020, by and between Netlist, Inc. and Computershare Trust Company, As Rights Agent		8-K	001-33170	4.1	August 14, 2020
4.6	Form of Warrant Agreement to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated September 12, 2018		8-K	001-33170	4.1	September 14, 2018
4.7	Form of Warrant		8-K	001-33170	4.1	August 15, 2023
4.8	Amendment No. 4 to Rights Agreement, dated as of April 17, 2024, by and between Netlist, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	001-33170	4.1	April 17, 2024
4.9	Form of Series A Warrant		8-K	001-33170	4.1	October 11, 2024
4.10	Form of Series B Warrant		8-K	001-33170	4.2	October 11, 2024
4.11	Form of Common Stock Purchase Warrant		8-K	001-33170	4.1	October 7, 2025
4.12	Form of Amended and Restated Common Stock Purchase Warrant		10-Q	001-33170	4.2	November 12, 2025
10.1#	Form of Indemnity Agreement for officers and directors		S-1	333-136735	10.12	August 18, 2006
10.2#	Employment Agreement, dated September 5, 2006, between Netlist, Inc. and Chun K. Hong		S-1	333-136735	10.13	September 27, 2006
10.3#	Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.3	March 22, 2019
10.4#	Form of Restricted Stock Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-Q	001-33170	10.2	May 17, 2010
10.5#	Form of Incentive Stock Option Award Agreement issued pursuant to the Amended and Restated 2006 Equity Incentive Plan of Netlist, Inc.		10-K	001-33170	10.6	March 31, 2017

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.6	Lease, dated April 28, 2021, by and between Netlist, Inc. and University Research Park, LLC		8-K	001-33170	10.1	May 3, 2021
10.7	Loan and Security Agreement, dated November 7, 2023, between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and Netlist, Inc.		10-Q	001-33170	10.4	November 9, 2023
10.8˄	Purchase Agreement, dated as of March 13, 2025, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.1	March 14, 2025
10.9˄	Registration Rights Agreement, dated as of March 13, 2025, between Netlist, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-33170	1.2	March 14, 2025
10.10˄	Form of Securities Purchase Agreement, dated June 24, 2025, by and among Netlist, Inc. and the purchasers identified therein		8-K	001-33170	10.1	June 24, 2025
10.11	Placement Agency Agreement, dated June 24, 2025, by and between Netlist, Inc. and Roth Capital Partners, LLC		8-K	001-33170	10.2	June 24, 2025
10.12˄	Form of Securities Purchase Agreement, dated October 6, 2025, by and among Netlist, Inc. and the purchasers identified therein		8-K	001-33170	10.1	October 7, 2025
10.13	Placement Agency Agreement, dated October 6, 2025, by and between Netlist, Inc. and Roth Capital Partners, LLC		8-K	001-33170	10.2	October 7, 2025
10.14	Form of Waiver and Amendment, dated October 6, 2025, by and between Netlist, Inc. and the purchasers identified therein		8-K	001-33170	10.4	October 7, 2025
10.15#	Netlist, Inc. 2025 Equity Incentive Plan		8-K	001-33170	10.1	September 11, 2025
10.16#	Form of Restricted Stock Unit Agreement issued pursuant to the Netlist, Inc. 2025 Equity Incentive Plan		10-Q	001-33170	10.6	November 12, 2025
10.17	First Amendment to Loan and Security Agreement, dated November 7, 2025, between Silicon Valley Bank, a division of First-Citizens Banks & Trust Company and Netlist, Inc.		10-Q	001-33170	10.7	November 12, 2025
10.18	First Amendment to Lease, dated March 4, 2026, by and between Netlist, Inc. and University Research Park LLC		8-K	001-33170	10.1	March 9, 2026
19	Insider Trading Policy		10-K	001-33170	19	March 28, 2025
21	Subsidiaries of Netlist, Inc.		10-K	001-33170	21.1	March 1, 2022

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
23.1	Consent of Macias Gini & O’Connell LLP	X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
+	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
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

Date: March 19, 2026

Netlist, Inc.

By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chun K. Hong	President, Chief Executive Officer and Director
Chun K. Hong	(Principal Executive Officer)	March 19, 2026

/s/ Gail Sasaki	Executive Vice President and Chief Financial Officer
Gail Sasaki	(Principal Financial and Accounting Officer)	March 19, 2026

/s/ Blake Welcher
Blake Welcher	Director	March 19, 2026

/s/ Jun Cho
Jun Cho	Director	March 19, 2026