Form 10-Q
period 2026-03-28
NETLIST INC
filed 2026-05-12
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

or

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
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

As of May 8, 2026, there were 333,317,148 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 28, 2026

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value) (Unaudited)

	March 28,	December 27,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$17,005	$31,782
Restricted cash	10,000	10,300
Accounts receivable, net of allowances of $71 (2026) and $33 (2025)	3,012	2,411
Inventories	41,243	3,383
Prepaid expenses and other current assets	14,277	332
Total current assets	85,537	48,208
Property and equipment, net	237	300
Operating lease right-of-use assets	1,408	541
Other assets	422	428
Total assets	$87,604	$49,477

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,053	$20,612
Revolving line of credit	2,603	1,788
Accrued payroll and related liabilities	1,147	852
Deferred revenue	44,464	30,570
Other current liabilities	673	818
Debt due within one year	322	—
Total current liabilities	76,262	54,640
Operating lease liabilities	882	23
Other liabilities	16	17
Total liabilities	77,160	54,680
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—675,000 shares authorized; 317,922 (2026) and 307,337 (2025) shares issued and outstanding	319	308
Additional paid-in capital	363,992	357,001
Accumulated deficit	(353,867)	(362,512)
Total stockholders' equity (deficit)	10,444	(5,203)
Total liabilities and stockholders' equity (deficit)	$87,604	$49,477

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 28,	March 29,
	2026	2025
Net sales	$104,892	$28,975
Cost of sales	82,503	27,675
Gross profit	22,389	1,300
Operating expenses:
Research and development	1,101	893
Intellectual property legal fees	8,974	7,027
Selling, general and administrative	3,749	3,147
Total operating expenses	13,824	11,067
Operating income (loss)	8,565	(9,767)
Other income, net:
Interest income, net	49	220
Other income, net	31	60
Total other income, net	80	280
Income (loss) before provision for income taxes	8,645	(9,487)
Provision for income taxes	—	—
Net income (loss)	$8,645	$(9,487)

Earnings (loss) per share:
Basic	$0.03	$(0.03)
Diluted	$0.03	$(0.03)
Weighted-average common shares outstanding:
Basic	309,445	272,379
Diluted	340,811	272,379

See accompanying Notes to the Condensed Consolidated Financial Statements.

B

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands) (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 27, 2025	307,337	$308	$357,001	$(362,512)	$(5,203)
Net income	—	—	—	8,645	8,645
Exercise of stock options	391	—	260	—	260
Exercise of warrants	9,643	10	5,776	—	5,786
Stock-based compensation	—	—	956	—	956
Restricted stock units vested and distributed	551	1	(1)	—	—
Balance, March 28, 2026	317,922	$319	$363,992	$(353,867)	$10,444

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2024	271,986	$273	$331,367	$(337,688)	$(6,048)
Net loss	—	—	—	(9,487)	(9,487)
Issuance of common stock, net	2,112	2	937	—	939
Exercise of stock options	23	—	12	—	12
Stock-based compensation	—	—	971	—	971
Restricted stock units vested and distributed	506	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(54)	(1)	(58)	—	(59)
Balance, March 29, 2025	274,573	$275	$333,228	$(347,175)	$(13,672)

See accompanying Notes to the Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 28,	March 29,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$8,645	$(9,487)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	68	71
Non-cash lease expense	132	139
Gain on forgiveness of payables	(94)	(251)
Stock-based compensation	956	971
Changes in operating assets and liabilities:
Accounts receivable	(601)	(249)
Inventories	(37,860)	491
Prepaid expenses and other assets	(13,506)	486
Accounts payable	6,441	(3,656)
Accrued payroll and related liabilities	295	127
Deferred revenue	13,894	1,554
Other liabilities	(192)	(266)
Net cash used in operating activities	(21,822)	(10,070)
Cash flows from investing activities:
Acquisition of property and equipment	—	(13)
Net cash used in investing activities	—	(13)
Cash flows from financing activities:
Net borrowings under line of credit	815	343
Payments on notes payable	(116)	(179)
Proceeds from issuance of common stock, net	—	939
Proceeds from exercise of stock options and warrants	6,046	12
Payments for taxes related to net share settlement of equity awards	—	(59)
Net cash provided by financing activities	6,745	1,056
Net change in cash, cash equivalents and restricted cash	(15,077)	(9,027)
Cash, cash equivalents and restricted cash at beginning of period	42,082	34,607
Cash, cash equivalents and restricted cash at end of period	$27,005	$25,580

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$17,005	$14,430
Restricted cash	10,000	11,150
Cash, cash equivalents and restricted cash at end of period	$27,005	$25,580

See accompanying Notes to the Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 27, 2025, included in our Annual Report on Form 10-K filed with the SEC on March 19, 2026.

In the opinion of management, all adjustments for the fair presentation of our condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. We have evaluated events occurring subsequent to March 28, 2026 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Netlist, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year is the 52- or 53-week period that ends on the Saturday nearest to December 31. Our fiscal year 2026 will include 53 weeks and ends on January 2, 2027. All quarters, except the fourth quarter of fiscal year 2026, will be comprised of 13 weeks. The fourth quarter of fiscal year 2026 will be comprised of 14 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years.

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

Liquidity

We incurred net income of $8.6 million for the three months ended March 28, 2026 and net loss of $9.5 million for the three months ended March 29, 2025. As of March 28, 2026, cash, cash equivalents and restricted cash were $27.0 million, total assets were $87.6 million, working capital was $9.3 million, and stockholders’ equity was $10.4 million. We believe our existing balance of cash and cash equivalents (including restricted cash balances), along with cash receipts from revenues, borrowing availability under the 2023 SVB Credit Agreement (as defined below) (see Note 3), proceeds raised from the June 2025 Offering (as defined below) and October 2025 Offering (as defined below) (see Note 6), funds raised through the March 2025 Purchase Agreement (as defined below) (see Note 6) and other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. This belief reflects our current assessment of known trends and uncertainties that could affect near term liquidity, including the timing of cash effects from customer advance payments, fluctuations in borrowing base availability and letters of credit usage and market conditions that affect our ability to utilize the March 2025 Purchase Agreement. For the long term (i.e., beyond the next 12 months), based on our current plans and assumptions, we believe our sources of liquidity and access to capital will be adequate to meet our cash requirements as they come due, and we are not currently aware of material cash requirements beyond 12 months other than those described in the Notes to Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which updates expense disclosure requirements on an annual and interim basis. This ASU is effective for the annual periods beginning after December 15, 2026, and the interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU.

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

Significant expenses were as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Expense:
Employee Compensation (1)	$2,088	$2,160
Stock Based Compensation	956	971
Program Expenses (2)	486	581
Professional Fees (3)	9,200	6,613

(1)	The amounts consisted of employee compensation related to both cost of goods sold (“COGS”) and operating expenses. The amounts do not include stock-based compensation. The amounts do not include professional fees.
(2)	The amounts consisted of costs, such as outside services, depreciation, and dues and subscriptions, related to both COGS and operating expenses. The amounts do not include professional fees.
(3)	The amounts consisted of legal fees, tax and audit fees.

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	March 28,	December 27,
	2026	2025
Raw materials	$1,949	$181
Work in process	1,026	190
Finished goods	38,268	3,012
	$41,243	$3,383

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$9	$8
Supplemental disclosure of non-cash investing and financing activities:
Debt financing of insurance	$438	$500
Lease modification to increase operating lease assets	$999	$—

Earnings (Loss) Per Share

The following table shows the computation of basic and diluted earnings (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Numerator: Net income (loss)	$8,645	$(9,487)

Denominator:
Weighted-average basic shares outstanding	309,445	272,379
Effect of dilutive securities	31,366	—
Weighted-average diluted shares	340,811	272,379

Basic earnings (loss) per share	$0.03	$(0.03)
Diluted earnings (loss) per share	$0.03	$(0.03)

The table below shows potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method and the shares issuable upon vesting of the restricted stock units (“RSUs”). These potential weighted average common share equivalents have been included in the three months ended March 28, 2026 in the diluted net earnings per share calculations above as their effect would be dilutive and excluded in the three months ended March 29, 2025 from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Weighted average common share equivalents	31,366	572

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Resales of third-party products	$100,591	$27,648
Sale of our modular memory subsystems	4,301	1,327
Total net sales	$104,892	$28,975

Net product sales by country presented below are based on the billing location of the customer (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
United States	$10,248	$1,940
People's Republic of China (1)	80,832	26,169
Other countries	13,812	866
Total net sales	$104,892	$28,975

(1)	The People’s Republic of China (“PRC”) includes Hong Kong and Taiwan.

The PRC accounted for more than 10% of our net product sales for each of the three months ended March 28, 2026 and March 29, 2025.

As of December 27, 2025, we had deferred revenue of $30.6 million, These deferred revenues related to advance payments received during the quarter on orders shipped subsequent to the end of quarter. These revenues were recognized during the three months ended March 28, 2026 upon shipment of orders.

As of March 28, 2026, we had deferred revenue of $44.5 million. These deferred revenues relate to advance payments received during the quarter on orders shipped subsequent to the end of quarter.

Major Customers, Suppliers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended
	March 28,	March 29,
	2026	2025
Customer A	30%	15%
Customer B	*	21%
Customer C	11%	*
Customer D	11%	*

*	Less than 10% of net sales during the period.

As of March 28, 2026, three customers represented approximately 32%, 20%, and 14% of aggregate gross accounts receivables, respectively. As of December 27, 2025, four customers represented approximately 33%, 19%, 14%, and 11%, respectively, of aggregate gross accounts receivables. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce our net sales and adversely affect our operating results. We mitigate risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

We resell certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three months ended March 28, 2026 and March 29, 2025, resales of these products represented approximately 96% and 95% of net product sales, respectively.

Our purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from supplier(s) that each comprise 10% or more of total purchases:

	Three Months Ended
	March 28,	March 29,
	2026	2025
Supplier A	89%	90%

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

Note 3—Financing Arrangements

On November 7, 2023, we entered into a loan and security agreement (as amended to date, the “2023 SVB Credit Agreement”) with Silicon Valley Bank, a division of First Citizen Bank & Trust Company (“SVB”), which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advance at a per annum rate equal to the greater of 8.50% and the Wall Street Journal prime rate. On November 7, 2025, we entered into a first amendment to the loan and security agreement (the “2023 SVB Credit Agreement Amendment”) to, among other things, extend the maturity date from November 7, 2025 to November 7, 2027.

As of March 28, 2026, all obligations under the 2023 SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets (excluding our intellectual property). The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of March 28, 2026, we were in compliance with our covenants under the 2023 SVB Credit Agreement.

We have letters of credit issued by SVB under the 2023 SVB Credit Agreement and Citibank, N.A., which are secured by cash and are classified as restricted cash in the condensed consolidated balance sheets. As of March 28, 2026 and December 27, 2025, (i) outstanding letters of credit were $10.0 million and $10.3 million, respectively, (ii) outstanding borrowings were $2.6 million and $1.8 million, respectively, and (iii) availability under the revolving line of credit was $0 and $0, respectively.

Note 4—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Lease cost:
Operating lease cost	$150	$156
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$177	$175
Lease modification to increase operating lease assets	$999	$—

For each of the three months ended March 28, 2026 and March 29, 2025, finance lease costs and cash flows from finance leases were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	March 28,	December 27,
	2026	2025
Operating Leases
Operating lease right-of-use assets	$1,408	$541
Other current liabilities	$599	$619
Operating lease liabilities	882	23
Total operating lease liabilities	$1,481	$642

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(400)	(380)
Property and equipment, net	$88	$108
Other current liabilities	$2	$3
Other liabilities	—	—
Total finance lease liabilities	$2	$3

The following table includes supplemental information:

	March 28,	December 27,
	2026	2025
Weighted Average Remaining Lease Term (in years)
Operating leases	3.3	1.0
Finance leases	0.3	0.6

Weighted Average Discount Rate
Operating leases	8.3%	5.5%
Finance leases	5.5%	5.5%

Maturities of lease liabilities as of March 28, 2026, were as follows (in thousands):

	Operating	Finance
Fiscal Year	Leases	Leases
2026	$534	$2
2027	424	—
2028	339	—
2029	388	—
Total lease payments	1,685	2
Less: imputed interest	(204)	—
Total	$1,481	$2

On March 4, 2026, we entered into a First Amendment to Lease (the “Lease Amendment”) with University Research Park LLC (the “Landlord”), pursuant to which we and the Landlord agreed to renew the Company’s existing lease dated April 28, 2021 (the “Lease”), relating to our corporate headquarters located at 111 Academy, Suite 100, Irvine, CA 92617.

The Lease Amendment extends the current term of the Lease to December 31, 2029 with no renewal option. The annual base rent starting on January 1, 2027 will be $27,396.65 per month and increases by approximately 3% each lease year.

Note 5—Commitments and Contingencies

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

On August 1, 2022, Netlist filed a complaint against Samsung in EDTX (Case No. 2:22-cv-00293), for infringement of the ’912 Patent. Netlist later amended its complaint to additionally assert infringement of U.S. Patent Nos. 11,093,417; 9,858,215; and 10,268,608 (respectively, the “’417, ’215, and ’608 Patents”). On November 12, 2024, this case proceeded to a jury trial on the ’912, ’417, and ’608 Patents. On November 22, 2024, the jury returned a verdict finding that Samsung willfully infringed all three patents and awarded $118 million in damages to Netlist. The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews (“IPRs”) of the three patents (see below). On December 2, 2024, the Court entered final judgment. On December 4, 2024, Netlist filed a motion for a preliminary injunction and a subsequent permanent injunction. On December 30, 2024, Samsung filed a combined post-trial motion for judgment as a matter of law and for a new trial, and a motion to amend the judgment and to stay this case pending the resolution of the above CDCA case. On January 31, 2025, the Court denied Netlist’s motion for a preliminary injunction and a subsequent permanent injunction.

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

On May 19, 2025, Netlist filed a complaint against Samsung in the EDTX (Case No. 2:25-cv-00557) for infringement of U.S. Patent 12,308,087 (the “’087 Patent”). On June 27, 2025, the Court consolidated this case with the case against Micron asserting the ’087 Patent (Case No. 2:25-cv-00558). On July 8, 2025, Netlist filed (a) a First Amended Complaint against Samsung and Avnet, Inc. (“Avnet”) and (b) a First Amended Complaint against Micron and Avnet, asserting infringement of the ’087 Patent and U.S. Patent 10,025,731 (the “’731 Patent”), seeking damages from the infringement by the defendants, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief. On July 22, 2025, Micron moved to dismiss the First Amended Complaint for improper venue. On July 25, 2025, the Court issued a Docket Control Order setting a claim construction hearing on September 25, 2026 and a trial date of March 15, 2027. On September 11, 2025, SEA and SSI filed a motion to dismiss for improper venue. On September 11, 2025, Samsung filed a motion to dismiss certain of Netlist’s infringement claims in the First Amended Complaint. On September 15, 2025, Avnet filed motions to dismiss both First Amended Complaints. On October 9, 2025, Netlist filed a Second Amended Complaint against Samsung and Avnet asserting infringement of the ’087 and ’731 Patents. On October 10, 2025, Micron moved to stay pending resolution of the venue dispute. On November 24, 2025, SEA and SSI filed a motion to dismiss for improper venue. On November 24, 2025, Samsung filed a motion to dismiss certain of Netlist’s infringement claims in the Second Amended Complaint. On November 24, 2025, Avnet filed a motion to partially dismiss the Second Amended Complaint. On January 28, 2026, Samsung filed a motion to stay this case pending the U.S. International Trade Commission (“ITC”) investigation. On January 28, 2026, Avnet filed a motion to sever and stay. On February 27, 2026, Netlist filed a Third Amended Complaint against Samsung and Avnet. On March 6, 2026, the Court granted Micron’s motion to dismiss and transferred the member case against Micron to the DDE. On March 6, 2026, the Court granted Samsung’s motion to stay the case as to Samsung and Avnet pending ITC Investigation No. 337-TA-1472.

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

On September 30, 2025, Netlist filed a complaint under Section 337 of the Tariff Act of 1930, as amended (19 U.S.C. § 1337) at the U.S. ITC for patent infringement against Samsung, Google, and Super Micro Computer, Inc. (“Super Micro”) (collectively, “Respondents”). The complaint alleges infringement of six Netlist patents (the ’366, ’731, ’608, ’523, ’035, and ’087 Patents) by one or more of Samsung’s Double Data Rate 5th Gen. (“DDR5”) Dual Inline Memory Module (“DIMM”) or High Bandwidth Memory (“HBM”) products, Google and Super Micro products containing the same, and components thereof. Netlist seeks a limited exclusion order and a permanent cease-and-desist order from the ITC to stop Respondents’ infringing acts with respect to these infringing products. On December 29, 2025, the ITC instituted an investigation into the Respondents’ alleged infringing acts (Investigation No. 337-TA-1472).

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

On December 23, 2023, Netlist filed a complaint for declaratory judgment against Micron in EDTX (Case No. 2:23-cv-00628), seeking a declaration that Netlist had not asserted patent infringement in bad faith against Micron in the prior EDTX patent infringement cases. On January 19, 2024, Micron moved to dismiss this case for lack of subject matter jurisdiction. On February 7, 2024, Netlist filed a First Amended Complaint. On July 19, 2024, the Court denied Micron’s motion to dismiss as moot. On December 5, 2024, Netlist moved for a protective order to preclude Micron from seeking discovery into Netlist’s subjective intent in filing the prior EDTX patent infringement cases. On December 13, 2024, Micron moved to stay this case on abstention grounds. On March 27, 2025, the Court stayed this case pending the conclusion of the CAFC appeals of the IPR decisions on the Netlist patents asserted against Micron in the prior EDTX patent infringement cases.

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

On June 27, 2025, the Court consolidated this case with the case against Samsung asserting the ’087 Patent (Case No. 2:25-cv-00557). On March 6, 2026, the Court granted Micron’s motion to dismiss (in the lead case) and transferred this case against Micron to the DDE, which was assigned DDE case no. 1:26-cv-00246 on March 9, 2026.

On May 20, 2025, Micron filed a declaratory judgement action against Netlist in the DDE (Case No. 1:25-cv-00629) seeking a declaration that Micron does not infringe Netlist’s ’087 Patent. On June 11, 2025, Netlist filed a motion to dismiss or transfer this declaratory judgement action to the EDTX based upon its first-filed EDTX action asserting the ’087 Patent. On March 25, 2026, the Court denied this motion.

On June 2, 2025, Micron filed a complaint against Netlist in Idaho State Court (Case No. CV01-25-09858), alleging that Netlist violated Idaho Code § 48-1703 by making a bad faith assertion of infringement of the ’060, ’160, ’506, ’339, ’912, and ’417 Patents in the EDTX, seeking compensatory and exemplary damages pursuant to Code §§ 48-1706(b) and (d), and costs and fees, including reasonable attorneys’ fees, pursuant to Code § 48-1706(c). On June 24, 2025, Netlist removed the case to the U.S. District Court for the District of Idaho. On July 1, 2025, Netlist moved to dismiss or to transfer the case to the EDTX. On July 17, 2025, Micron filed a motion to remand the case to the Idaho State Court. On March 25, 2026, the Court granted this motion and remanded the case to the Idaho State Court.

On July 10, 2025, Micron filed a declaratory judgement action against Netlist in the DDE (Case No. 1:25-cv-00863) seeking a declaration that Micron does not infringe Netlist’s ’731 Patent. On August 12, 2025, Netlist filed a motion to dismiss or transfer this declaratory judgement action to the EDTX based upon its first-filed EDTX action asserting the ’731 Patent. On March 25, 2026, the Court denied this motion.

On July 28, 2025, Netlist filed a complaint against Micron and Avnet in the EDTX (Case No. 2:25-cv-00749) for infringement of the ’366 Patent, seeking damages from the infringement by the defendants, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief. On October 29, 2025, the Court consolidated this case with the case against Samsung and Avnet asserting the ’366 Patent (Case No. 2:25-cv-00748). On April 1, 2026, the Court granted Micron’s motion to dismiss (in the lead case) and transferred this case against Micron to the DDE, which was assigned DDE Case no. 1:26-cv-00362 on April 2, 2026.

On July 29, 2025, Micron filed a declaratory judgement action against Netlist in the DDE (Case No. 1:25-cv-00942) seeking a declaration that Micron does not infringe Netlist’s ’366 Patent. On August 19, 2025, Netlist filed a motion to dismiss or transfer this declaratory judgement action to the EDTX based upon its first-filed EDTX action asserting the ’366 Patent. On March 25, 2026, the Court denied this motion.

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

On August 29, 2025, SECL filed a Petition for IPR of the ’731 Patent (IPR2025-01431). On February 18, 2026, the PTAB granted institution of the IPR. On March 4, 2026, Netlist filed a Request for Director Review of the institution decision.

On October 27, 2025, SECL filed a Petition for IPR of the ’035 Patent (IPR2026-00017). On February 24, 2026, the PTAB denied institution of the IPR.

On November 7, 2025, SECL filed a Petition for PGR of the ’366 Patent (Case No. PGR2026-00001) and a Petition for IPR of the ’366 Patent (IPR2026-00018). On March 23, 2026, the PTAB denied institution of both the PGR and the IPR.

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

Note 6—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of March 28, 2026 or December 27, 2025.

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

During the three months ended March 28, 2026, Lincoln Park did not purchase any shares of our common stock under the March 2025 Purchase Agreement.

We evaluated the March 2025 Purchase Agreement, which includes the right to require Lincoln Park to purchase shares of our common stock in the future (“put right”), and considered the guidance in ASC 815-40, Derivatives and Hedging – Contracts on an Entity’s Own Equity. We concluded that the March 2025 Purchase Agreement is an equity-linked contract that does not qualify for equity classification and, therefore, requires fair value accounting as a derivative asset (liability). We have analyzed the terms of the put right and have concluded that it had insignificant value upon grant and as of March 28, 2026.

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

Note 7—Stock-Based Awards

On September 9, 2025, our stockholders approved the Netlist, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) at our 2025 Annual Meeting of Stockholders, pursuant to which (i) 2,500,000 shares of our common stock were reserved for issuance pursuant to the 2025 Plan and (ii) up to 4,721,706 shares of common stock may be added to the 2025 Plan attributable to awards granted under the Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”) that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after September 9, 2025. The Amended 2006 Plan was terminated on September 9, 2025. As of March 28, 2026, we had 2,541,500 shares of our common stock reserved for future issuance under the 2025 Plan and no shares of our common stock reserved for future issuance under the Amended 2006 Plan. Stock options granted under the 2025 Plan and the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for our employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

Stock Options

The following table summarizes the activity related to stock options during the three months ended March 28, 2026:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 27, 2025	2,699	$0.73
Granted	—	—
Exercised	(391)	0.67
Expired or forfeited	(25)	0.92
Outstanding as of March 28, 2026	2,283	$0.74

Restricted Stock Units

The following table summarizes the activity related to RSUs during the three months ended March 28, 2026:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 27, 2025	5,420	$1.26
Granted	70	1.20
Vested	(551)	2.89
Forfeited	(86)	0.82
Balance nonvested as of March 28, 2026	4,853	$1.09

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Cost of sales	$15	$8
Research and development	175	208
Selling, general and administrative	766	755
Total	$956	$971

As of March 28, 2026, we had approximately $3.9 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.3 years.

Note 8—Warrants

Warrant activity for the three months ended March 28, 2026 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 27, 2025	87,605	$1.07
Granted	—	—
Exercised	(9,643)	0.60
Expired	—	—
Outstanding as of March 28, 2026	77,962	$1.13

Note 9—Subsequent Events

Warrant Exercises

Since March 28, 2026 and through May 8, 2026, we received $10.5 million in proceeds from the cash exercise of issued and outstanding warrants to purchase 15,395,749 shares of common stock. No changes to existing warrant terms were made in connection with these exercises.

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

Forward-looking statements contained in this MD&A and the condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell, including our beliefs regarding memory chip shortages and when new manufacturing facilities may become operational;
●	our ability to collect any damages awarded to us, including in our litigation with Samsung Electronics Co., Ltd., Samsung Semiconductor Inc., and Samsung Electronics America Inc. (collectively, “Samsung”) and/or in our litigation with Micron Technology, Inc. (“Micron”);
●	our beliefs and estimates regarding potential intellectual property suits or claims in process under current litigation;
●	our ability to defend successfully any challenges to our intellectual property or claims asserting patent infringement relating to our products;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, protecting, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we currently have and may pursue in the future;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

All forward-looking statements reflect management’s present assumptions, expectations and beliefs regarding future events and are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by any forward-looking statements. These risks and uncertainties include those described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026 (the “Annual Report”). In light of these risks and uncertainties, our forward-looking statements should not be relied on as predictions of future events. All forward-looking statements reflect our assumptions, expectations and beliefs only as of the date they are made, and except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

The following MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report, as well as our Annual Report. All information presented herein is based on our fiscal calendar, and references to particular years, quarters, months or periods refer to our fiscal years ended in January or December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “Netlist,” “we,” “us,” or “our” as used herein refers collectively to Netlist, Inc. and its consolidated subsidiaries, unless otherwise stated.

Overview

We are a leading innovator in advanced memory and storage solutions. With a rich portfolio of patented technologies, our inventions are foundational to the advancement of artificial intelligence (“AI”) computing. During the first quarter of 2026, we recorded net sales of $104.9 million, gross profit of $22.4 million and net income of $8.6 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit under a bank credit facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), funds raised through our equity line arrangement under the March 2025 Purchase Agreement (as defined below), proceeds raised from the June 2025 Offering (as defined below) and the October 2025 Offering (as defined below) and through the cash exercise of our outstanding warrants to purchase common stock. See “Liquidity and Capital Resources” below for more information.

Economic Conditions, Challenges and Risks

Our performance improved since the second half of 2025, driven by increased demand for our memory products and disciplined commercial execution. In our view, accelerated AI adoption has tightened industry supply relative to demand, contributing to broad-based price increases. We currently expect these dynamics to continue until additional industry fabrication capacity becomes available, potentially beginning in late 2027 or 2028; however, this capacity timing and end-market demand may differ from our expectations. Increased industry fabrication capacity could improve component availability, place downward pressure on pricing, and shift product mix, which may moderate our volumes, pricing, and margins. Future demand for our products is inherently unpredictable, and our current results of operations may not be indicative of our future results.

In addition, the vast majority of our net product sales in recent periods have been generated from resales of products sourced from SK hynix pursuant to the Product Purchase and Supply Agreement with SK hynix, which was entered into on April 5, 2021 (the “Supply Agreement”). The term of the supply provisions of this Supply Agreement expired in April 2026. We continue to purchase products from SK hynix following expiration of the Supply Agreement on a purchase order basis on similar terms to the prior Supply Agreement, but SK hynix ultimately may not continue to supply us with products for resale on similar terms or at all. In such circumstances, our financial results, including our revenue, profits and margins in future periods may be adversely affected.

We are party to ongoing intellectual property litigation. Although certain matters have resulted in favorable and significant court judgments in our favor, these judgements remain subject to appeal and other proceedings, and any ultimate recovery may be less than the amounts awarded or may not be realized. We account for potential recoveries as gain contingencies and do not recognize them until realization is probable and reasonably estimable. See “Legal Proceedings” in Part II, Item 1 of this report and See Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report for more information.

Our performance, financial condition and prospects are also affected by a number of factors and are exposed to a number of other risks and uncertainties. We operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. See the discussion of certain risks that we face under “Risk Factors” in Part I, Item 1A of our Annual Report.

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three months ended March 28, 2026 and March 29, 2025 were as follows (dollars in thousands):

	Three Months Ended
	March 28,	March 29,	%
	2026	2025	Change
Net sales	$104,892	$28,975	262%
Cost of sales	82,503	27,675	198%
Gross profit	$22,389	$1,300	1622%
Gross margin percentage	21%	4%

Net Sales

Net sales increased by approximately $75.9 million during the first quarter of 2026 compared to the same period of 2025, primarily as a result of a $63.7 million increase in the sale of registered DIMM (“RDIMM”) and discrete memory component products, a $0.2 million increase in sales of our flash and solid-state drives products, and a $12.0 million increase in sales of low-profile memory subsystem products. These increases are primarily due to the current supply-demand environment we discussed above.

Gross Profit and Gross Margin

Gross profit and gross margin percentage increased significantly during the first quarter of 2026 compared to the same period of 2025, primarily as a result of higher sales prices due to the current supply demand environment discussed above and product sales mix.

Operating Expenses

Operating expenses for the three months ended March 28, 2026 and March 29, 2025, were as follows (dollars in thousands):

	Three Months Ended
	March 28,	March 29,	%
	2026	2025	Change
Research and development	$1,101	$893	23%
Percentage of net sales	1%	3%
Intellectual property legal fees	$8,974	$7,027	28%
Percentage of net sales	9%	24%
Selling, general and administrative	$3,748	$3,147	19%
Percentage of net sales	4%	11%

Research and Development

Research and development expenses increased during the first quarter of 2026 compared to the same period of 2025, primarily due to higher employee headcount and the associated increase in overhead costs.

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

Intellectual property legal fees increased during the first quarter of 2026 compared to the same period of 2025 due primarily to higher legal expenses incurred to protect and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased during the first quarter of 2026 compared to the same period of 2025 due primarily to increase in public company related fees and reporting costs and increased commissions due to higher sales that were completed in the first quarter of 2026 as compared to the first quarter of 2025.

Other Income, Net

Other income, net for the three months ended March 28, 2026 and March 29, 2025 was as follows (dollars in thousands):

	Three Months Ended
	March 28,	March 29,	%
	2026	2025	Change
Interest income, net	$49	$220
Other income, net	32	60
Total other income, net	$81	$280	(71%)

Interest income, net decreased during the first quarter of 2026 compared to the same period of 2025, primarily as a result of lower interest earned on lower cash balances. Other income, net included a deposit returned for our former manufacturing facility located in the PRC during the first quarter of 2025.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and receipts from revenues. In addition, we previously received proceeds from our entry into a Strategic Product Supply and License Agreement with SK hynix on April 5, 2021, which we used to support our operations. We have also funded our operations with our revolving line of credit under a bank credit facility with SVB and funds raised through the March 2025 Purchase Agreement.

The following tables present selected financial information as of March 28, 2026 and December 27, 2025 and for the first three months of 2026 and 2025 (in thousands):

	March 28,	December 27,
	2026	2025
Cash, cash equivalents and restricted cash	$27,005	$42,082
Working capital	9,275	(6,432)

	Three Months Ended
	March 28,	March 29,
	2026	2025
Net cash used in operating activities	$(21,822)	$(10,070)
Net cash used in investing activities	—	(13)
Net cash provided by financing activities	6,745	1,056

During the three months ended March 28, 2026, net cash used in operating activities was primarily a result of net income of $8.6 million, non-cash adjustments to net income of $1.1 million, and net cash outflows from changes in operating assets and liabilities of $31.5 million driven predominantly by an increase in accounts receivable, an increase in inventories due to orders not shipped in March 2026, an increase in prepaid expenses and other assets, partially offset by an increase in accounts payable and an increase in deferred revenue related to advance payments received on orders shipped in April 2026. Net cash provided by financing activities during the three months ended March 28, 2026 primarily consisted of $6.0 million in net proceeds from exercise of stock options and warrants, and $0.8 million in net borrowings under the 2023 SVB Credit Agreement (as defined below), partially offset by $0.1 million in payments of notes payable to finance insurance policies.

During the three months ended March 29, 2025, net cash used in operating activities was primarily a result of net loss of $9.5 million, non-cash adjustments to net loss of $0.9 million, and net cash outflows from changes in operating assets and liabilities of $1.5 million driven predominantly by a decrease in accounts payable due to the payments made for the legal fees incurred to defend our patent portfolio, partially offset by a decrease in inventories due to higher turnovers and an increase in deferred revenue related to advance payments received on orders shipped in April 2025. Net cash provided by financing activities during the three months ended March 29, 2025 primarily consisted of $0.9 million in net proceeds from issuance of common stock under the March 2025 Purchase Agreement and $0.3 million in net borrowings under the 2023 SVB Credit Agreement, partially offset by $0.2 million in payments of notes payable to finance insurance policies.

Capital Resources

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into a purchase agreement (the “March 2025 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the March 2025 Purchase Agreement subject to the conditions and limitations set forth in the March 2025 Purchase Agreement. As of March 28, 2026, $73.7 million remains available under the March 2025 Purchase Agreement with Lincoln Park. Sales under the March 2025 Purchase Agreement are subject to daily volume-based limits and a contractual floor price, and our ability to access the remaining capacity at any point in time depends on prevailing market prices and trading volumes.

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

As of March 28, 2026, the outstanding borrowings under the 2023 SVB Credit Agreement were $2.6 million with no availability under the revolving line of credit. During the three months ended March 28, 2026, we had net borrowings of $0.8 million under the 2023 SVB Credit Agreement; because borrowing capacity is driven by eligible receivables and reserve adjustments, availability may fluctuate with collections and sales mix, and letters of credit issued under the facility and with other banks are secured by cash and reduce unrestricted liquidity.

Warrant Exercises

During the quarter ended March 28, 2026, we received $5.8 million in proceeds from the cash exercise of issued and outstanding warrants to purchase 9,642,860 shares of common stock. Since March 28, 2026 and through May 8, 2026, we received $10.5 million in proceeds from the cash exercise of issued and outstanding warrants to purchase 15,395,749 shares of common stock. Future warrant exercises will likely depend on market conditions, the strategies of the individual warrant holders, and are ultimately at the discretion of the individual warrant holders. As such, future warrant exercises (if any) may be unpredictable and may not be representative of recent exercise activity.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents (including restricted cash balances), which totaled $27 million as of March 28, 2026, along with cash receipts from revenues, borrowing availability under the 2023 SVB Credit Agreement, funds raised through the March 2025 Purchase Agreement and other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. This belief reflects our current assessment of known trends and uncertainties that could affect near-term liquidity, including the timing of cash effects from customer advance payments, fluctuations in borrowing-base availability and letters-of-credit usage and market conditions that affect our ability to utilize the March 2025 Purchase Agreement. However, this estimate may ultimately be incorrect and we may use our cash resources faster than we expect as a result of many factors, including costs to defend our intellectual property portfolio, the results of ongoing litigation and legal proceedings, demand and acceptance of our products, whether our current customers continue purchasing our products, costs of developing and improving our products, our results of operations, including our level of net product sales that we receive which can vary based on a number of factors, including the amount and timing of vendor payments, the timing of customer orders, the effects of changes in international trade policy, non-reoccurring items and changing projected inventory needs and estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which updates expense disclosure requirements on an annual and interim basis. This ASU is effective for the annual periods beginning after December 15, 2026, and the interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation, our management concluded there was a material weakness in our internal controls due to the historical lack of independent board member and audit committee oversight of our financial reporting process until the recent board appointments and audit committee’s reformation in June 2025. While we now have a standing audit committee comprised of an independent board member, this oversight will need to operate effectively for a sufficient period of time before management may consider our previously identified material weakness to be remediated. As a result of these circumstances, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 28, 2026.

While we are not required to provide an auditor’s attestation report on internal control over financial reporting in this Form 10-Q, our independent registered public accounting firm expects to conduct an integrated audit of our financial statements and internal control over financial reporting in preparation for our Form 10-K for the year ending January 2, 2027. An integrated audit involves both an opinion on the financial statements and an opinion on the effectiveness of internal control over financial reporting, in accordance with the Public Company Accounting Oversight Board Auditing Standard No. 2201.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

The information under “Commitments and Contingencies” in Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in “Risk Factors” in Part I, Item 1A of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Trading Arrangements

During the fiscal quarter ended March 28, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 17, 2018
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K/A	001-33170	September 25, 2025
3.2	Second Amended and Restated Bylaws of Netlist, Inc.		10-Q	001-33170	November 7, 2024
10.1	First Amendment to Lease, dated March 4, 2026, by and between Netlist, Inc. and University Research Park LLC		8-K	001-33170	March 9, 2026
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32.1+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:May 12, 2026	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)