Form 10-Q
period 2026-06-27
NETLIST INC
filed 2026-08-11
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

or

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

As of August 6, 2026, there were 349,583,129 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 27, 2026

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value) (Unaudited)

	June 27,	December 27,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$30,655	$31,782
Restricted cash	10,000	10,300
Accounts receivable, net of allowances of $72 (2026) and $33 (2025)	3,149	2,411
Inventories	26,871	3,383
Prepaid expenses and other current assets	734	332
Total current assets	71,409	48,208
Property and equipment, net	222	300
Operating lease right-of-use assets	1,267	541
Other assets	415	428
Total assets	$73,313	$49,477

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$41,369	$20,612
Revolving line of credit	2,627	1,788
Accrued payroll and related liabilities	1,538	852
Deferred revenue	3,023	30,570
Other current liabilities	592	818
Debt due within one year	162	—
Total current liabilities	49,311	54,640
Operating lease liabilities	800	23
Other liabilities	19	17
Total liabilities	50,130	54,680
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—675,000 shares authorized; 333,894 (2026) and 307,337 (2025) shares issued and outstanding	335	308
Additional paid-in capital	375,312	357,001
Accumulated deficit	(352,464)	(362,512)
Total stockholders' equity (deficit)	23,183	(5,203)
Total liabilities and stockholders' equity (deficit)	$73,313	$49,477

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Net sales	$109,845	$41,706	$214,737	$70,681
Cost of sales	86,962	40,314	169,465	67,989
Gross profit	22,883	1,392	45,272	2,692
Operating expenses:
Research and development	1,050	833	2,151	1,726
Intellectual property legal fees	16,753	3,480	25,727	10,507
Selling, general and administrative	3,741	3,326	7,490	6,473
Total operating expenses	21,544	7,639	35,368	18,706
Operating income (loss)	1,339	(6,247)	9,904	(16,014)
Other income, net:
Interest income, net	32	133	81	353
Other income, net	32	36	63	96
Total other income, net	64	169	144	449
Income (loss) before provision for income taxes	1,403	(6,078)	10,048	(15,565)
Provision for income taxes	—	—	—	—
Net income (loss)	$1,403	$(6,078)	$10,048	$(15,565)

Earnings (loss) per share:
Basic	$0.00	$(0.02)	$0.03	$(0.06)
Diluted	$0.00	$(0.02)	$0.03	$(0.06)
Weighted-average common shares outstanding:
Basic	327,594	275,751	318,520	274,065
Diluted	370,752	275,751	356,141	274,065

See accompanying Notes to the Condensed Consolidated Financial Statements.

B

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands) (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 27, 2025	307,337	$308	$357,001	$(362,512)	$(5,203)
Net income	—	—	—	8,645	8,645
Exercise of stock options	391	—	260	—	260
Exercise of warrants	9,643	10	5,776	—	5,786
Stock-based compensation	—	—	956	—	956
Restricted stock units vested and distributed	551	1	(1)	—	—
Balance, March 28, 2026	317,922	319	363,992	(353,867)	10,444
Net income	—	—	—	1,403	1,403
Exercise of stock options	75	—	49	—	49
Exercise of warrants	15,396	15	10,463		10,478
Stock-based compensation	—	—	809	—	809
Restricted stock units vested and distributed	501	1	(1)	—	—
Balance, June 27, 2026	333,894	$335	$375,312	$(352,464)	$23,183

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2024	271,986	$273	$331,367	$(337,688)	$(6,048)
Net loss	—	—	—	(9,487)	(9,487)
Issuance of common stock, net	2,112	2	937	—	939
Exercise of stock options	23	—	12	—	12
Stock-based compensation	—	—	971	—	971
Restricted stock units vested and distributed	506	1	(1)	—	—
Tax withholdings related to net share settlements of equity awards	(54)	(1)	(58)	—	(59)
Balance, March 29, 2025	274,573	275	333,228	(347,175)	(13,672)
Net loss	—	—	—	(6,078)	(6,078)
Issuance of common stock, net	17,346	17	11,722	—	11,739
Exercise of stock options	73	1	39	—	40
Stock-based compensation	—	—	1,013	—	1,013
Restricted stock units vested and distributed	459	—	—	—	—
Balance, June 28, 2025	292,451	$293	$346,002	$(353,253)	$(6,958)

See accompanying Notes to the Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 27,	June 28,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$10,048	$(15,565)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	137	142
Non-cash lease expense	273	278
Gain on forgiveness of payables	(94)	(345)
Stock-based compensation	1,765	1,984
Changes in operating assets and liabilities:
Accounts receivable	(738)	349
Inventories	(23,488)	(6,037)
Prepaid expenses and other assets	39	655
Accounts payable	20,757	(8,934)
Accrued payroll and related liabilities	686	(40)
Deferred revenue	(27,547)	10,278
Other liabilities	(352)	(497)
Net cash used in operating activities	(18,514)	(17,732)
Cash flows from investing activities:
Acquisition of property and equipment	(49)	(25)
Net cash used in investing activities	(49)	(25)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	839	(125)
Payments on notes payable	(276)	(358)
Proceeds from issuance of common stock, net	—	12,678
Proceeds from exercise of stock options and warrants	16,573	52
Payments for taxes related to net share settlement of equity awards	—	(59)
Net cash provided by financing activities	17,136	12,188
Net change in cash, cash equivalents and restricted cash	(1,427)	(5,569)
Cash, cash equivalents and restricted cash at beginning of period	42,082	34,607
Cash, cash equivalents and restricted cash at end of period	$40,655	$29,038

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$30,655	$18,438
Restricted cash	10,000	10,600
Cash, cash equivalents and restricted cash at end of period	$40,655	$29,038

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

In the opinion of management, all adjustments for the fair presentation of our condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. We have evaluated events occurring subsequent to June 27, 2026 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

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

Liquidity

We incurred net income of $10.0 million for the six months ended June 27, 2026 and net loss of $15.6 million for the six months ended June 28, 2025. As of June 27, 2026, cash, cash equivalents and restricted cash were $40.7 million, total assets were $73.3 million, working capital was $22.1 million, and stockholders’ equity was $23.2 million. We believe our existing balance of cash and cash equivalents (including restricted cash balances), along with cash receipts from revenues, payments pursuant to the Samsung License Agreement (as defined below) (see Note 9), potential borrowing availability, if any, under the 2023 SVB Credit Agreement (as defined below) (see Note 3), proceeds raised from the June 2025 Offering (as defined below) and October 2025 Offering (as defined below) (see Note 6), funds raised through the March 2025 Purchase Agreement (as defined below) (see Note 6), proceeds received from warrant exercises, and other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months from the date these condensed consolidated financial statements are issued. This belief reflects our current assessment of known trends and uncertainties that could affect near-term liquidity, including the timing of cash effects from customer advance payments, fluctuations in borrowing base availability and letters of credit usage and market conditions that affect our ability to utilize the March 2025 Purchase Agreement. For the long term (i.e., beyond the next 12 months), based on our current plans and assumptions, we believe our sources of liquidity and access to capital will be adequate to meet our cash requirements as they come due, and we are not currently aware of material cash requirements beyond 12 months other than those described in the Notes to Condensed Consolidated Financial Statements. We anticipate receiving the upfront payment of $200 million pursuant to the Samsung License Agreement in August 2026.

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

Significant expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Expense:
Employee Compensation (1)	$2,429	$1,903	$4,517	$4,063
Stock-Based Compensation	809	1,013	1,765	1,984
Program Expenses (2)	822	535	1,308	1,116
Professional Fees (3)	16,412	3,528	25,612	10,141

(1)	The amounts consisted of employee compensation related to both cost of goods sold (“COGS”) and operating expenses. The amounts do not include stock-based compensation. The amounts do not include professional fees.
(2)	The amounts consisted of costs, such as outside services, depreciation, and dues and subscriptions, related to both COGS and operating expenses. The amounts do not include professional fees.
(3)	The amounts consisted of legal fees, tax and audit fees.

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	June 27,	December 27,
	2026	2025
Raw materials	$676	$181
Work in process	1,310	190
Finished goods	24,885	3,012
	$26,871	$3,383

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Six Months Ended
	June 27,	June 28,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$41	$20
Supplemental disclosure of non-cash investing and financing activities:
Debt financing of insurance	$438	$537
Lease modification to increase operating lease assets	$999	$—

Earnings (Loss) Per Share

The following table shows the computation of basic and diluted earnings (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Numerator: Net income (loss)	$1,403	$(6,078)	$10,048	$(15,565)

Denominator:
Weighted-average basic shares outstanding	327,594	275,751	318,520	274,065
Effect of dilutive securities	43,158	—	37,621	—
Weighted-average diluted shares	370,752	275,751	356,141	274,065

Basic earnings (loss) per share	$0.00	$(0.02)	$0.03	$(0.06)
Diluted earnings (loss) per share	$0.00	$(0.02)	$0.03	$(0.06)

The table below shows potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method and the shares issuable upon vesting of the restricted stock units (“RSUs”). These potential weighted average common share equivalents have been included in the three and six months ended June 27, 2026 in the diluted net earnings per share calculations above as their effect would be dilutive and excluded in the three and six months ended June 28, 2025 from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Weighted average common share equivalents	43,158	587	37,621	580

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Resales of third-party products	$103,761	$40,218	$204,352	$67,866
Sale of our modular memory subsystems	6,084	1,488	10,385	2,815
Total net sales	$109,845	$41,706	$214,737	$70,681

Net product sales by country presented below are based on the billing location of the customer (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
United States	$17,723	$1,888	$27,971	$3,828
People's Republic of China (1)	71,570	38,848	152,402	65,017
Malaysia	18,082	-	18,082	-
Other countries	2,470	970	16,282	1,836
Total net sales	$109,845	$41,706	$214,737	$70,681

(1)	The People’s Republic of China (“PRC”) includes Hong Kong and Taiwan.

The PRC accounted for more than 10% of our net product sales for each of the three and six months ended June 27, 2026 and June 28, 2025. The United States accounted for more than 10% of our net product sales for each of the three and six months ended June 27, 2026. Malaysia accounted for more than 10% of our net product sales for the three months ended June 27, 2026.

As of December 27, 2025, we had deferred revenue of $30.6 million, These deferred revenues related to advance payments received during the quarter on orders shipped subsequent to the end of quarter. These revenues were recognized during the three months ended March 28, 2026 upon shipment of orders.

As of June 27, 2026, we had deferred revenue of $3.0 million. These deferred revenues relate to advance payments received during the quarter on orders shipped subsequent to the end of quarter.

Major Customers, Suppliers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Customer A	31%	34%	30%	26%
Customer B	*	13%	*	*
Customer C	*	16%	*	10%
Customer D	*	*	*	10%
Customer E	25%	*	13%	*
Customer F	14%	*	13%	*

*	Less than 10% of net sales during the period.

As of June 27, 2026, four customers represented approximately 44%, 17%, 14%, and 10% of aggregate gross accounts receivable. As of December 27, 2025, four customers represented approximately 33%, 19%, 14%, and 11% of aggregate gross accounts receivable. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce our net sales and adversely affect our operating results. We mitigate risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

We resell certain component products to end-customers that are not reached in the distribution models of the component manufacturers, including storage customers, appliance customers, system builders and cloud and datacenter customers. For the three and six months ended June 27, 2026, resales of these products represented approximately 94% and 95% of net product sales, respectively. For the three and six months ended June 28, 2025, resales of these products represented approximately 96% and 96% of net product sales, respectively.

Our purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from supplier(s) that each comprise 10% or more of total purchases:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Supplier A	82%	93%	87%	92%

While we believe alternative suppliers may be available, our dependence on a small number of suppliers and the lack of any guaranteed sources for the essential components of our products and the components we resell exposes us to several risks, including the inability to obtain an adequate supply of these components, increases in their costs, delivery delays and poor quality. If we cannot obtain these components in the amounts needed on a timely basis and at commercially reasonable prices, we may not be able to develop or introduce new products, we may experience significant increases in our cost of sales if we are forced to procure components from alternative suppliers and are not able to negotiate favorable terms with these suppliers, we may experience interruptions or failures in the delivery of our products, or we may be forced to cease sales of products dependent on the components or resales of the components we resell to customers directly. Any of these events could have a material adverse effect on our business, operating results and financial condition. In August 2026, the Company entered into a Supply Agreement with Samsung Semiconductor, Inc. (“Samsung Semiconductor”) that provides an additional source of supply, but there can be no assurance that this agreement will fully mitigate the risks described above.

Note 3—Financing Arrangements

On November 7, 2023, we entered into a loan and security agreement (as amended to date, the “2023 SVB Credit Agreement”) with Silicon Valley Bank, a division of First Citizen Bank & Trust Company (“SVB”), which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advances at a per annum rate equal to the greater of 8.50% and the Wall Street Journal prime rate. On November 7, 2025, we entered into a first amendment to the loan and security agreement (the “2023 SVB Credit Agreement Amendment”) to, among other things, extend the maturity date from November 7, 2025 to November 7, 2027.

As of June 27, 2026, all obligations under the 2023 SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets (excluding our intellectual property). The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of June 27, 2026, we were in compliance with our covenants under the 2023 SVB Credit Agreement.

We have letters of credit issued by SVB under the 2023 SVB Credit Agreement and Citibank, N.A., which are secured by cash and are classified as restricted cash in the condensed consolidated balance sheets. As of June 27, 2026 and December 27, 2025, (i) outstanding letters of credit were $10.0 million and $10.3 million, respectively, (ii) outstanding borrowings were $2.6 million and $1.8 million, respectively, and (iii) availability under the revolving line of credit was $0 and $0, respectively.

Note 4—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Lease cost:
Operating lease cost	$146	$154	$296	$310
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$178	$174	$355	$349
Lease modification to increase operating lease assets	$—	$—	$999	$—

For each of the three and six months ended June 27, 2026 and June 28, 2025, finance lease costs and cash flows from finance leases were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	June 27,	December 27,
	2026	2025
Operating Leases
Operating lease right-of-use assets	$1,267	$541
Other current liabilities	$492	$619
Operating lease liabilities	800	23
Total operating lease liabilities	$1,292	$642

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(419)	(380)
Property and equipment, net	$69	$108
Other current liabilities	$—	$3
Other liabilities	—	—
Total finance lease liabilities	$—	$3

The following table includes supplemental information:

	June 27,	December 27,
	2026	2025
Weighted Average Remaining Lease Term (in years)
Operating leases	3.1	1.0
Finance leases	0.1	0.6

Weighted Average Discount Rate
Operating leases	8.3%	5.5%
Finance leases	5.5%	5.5%

Maturities of lease liabilities as of June 27, 2026, were as follows (in thousands):

Operating
Fiscal Year	Leases
2026	$354
2027	424
2028	340
2029	349
Total lease payments	1,467
Less: imputed interest	(175)
Total	$1,292

On March 4, 2026, we entered into a First Amendment to Lease (the “Lease Amendment”) with University Research Park LLC (the “Landlord”), pursuant to which we and the Landlord agreed to renew the Company’s existing lease dated April 28, 2021 (the “Lease”), relating to our corporate headquarters located at 111 Academy, Suite 100, Irvine, CA 92617.

The Lease Amendment extends the current term of the Lease to December 31, 2029 with no renewal option. The annual base rent starting on January 1, 2027 will be $27,397 per month and increases by approximately 3% each lease year.

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

We retain the services of law firms that specialize in patent licensing and enforcement and patent law in connection with our licensing and enforcement activities. These law firms are often paid an additional fee on a percentage of any negotiated fee, settlements or judgments awarded based on how and when the fees, settlements or judgments are obtained.

Litigation and Challenges to Netlist Patents at the U.S. Patent and Trademark Office (“USPTO”) and the Patent Trial & Appeal Board (“PTAB”)

We are, from time to time, a party to litigation that arises in the normal course of our business operations. We own numerous patents and continue to seek to grow and strengthen our patent portfolio, which covers various aspects of our innovations and includes various claim scopes. We plan to pursue avenues to monetize our intellectual property portfolio, in which we would generate revenue by selling or licensing our technology, and we intend to vigorously enforce our patent rights against alleged infringers of such rights. We dedicate substantial resources to protecting and enforcing our intellectual property rights, including with patent infringement proceedings we file against third parties and defense of our patents against challenges made by way of reexamination and review proceedings at the USPTO and PTAB. In August 2026, we entered into a Patent Cross License Agreement (the “Samsung License Agreement”) and Settlement Agreement with Samsung Electronics Co., Ltd. (“Samsung”) resolving our pending patent litigations with Samsung. Pursuant to the Settlement Agreement, the parties will stipulate to dismiss the pending proceedings within the time period set forth in the Settlement Agreement following receipt of the initial amount due to the Company pursuant to the Samsung License Agreement. We expect the other activities below to continue for the foreseeable future, with no guarantee that any ongoing or future patent protection or litigation activities will be successful, or that we will be able to monetize our intellectual property portfolio.

Samsung Litigation

On May 28, 2020, Netlist filed a complaint against Samsung in the U.S. District Court for the Central District of California (“CDCA”) (Netlist Inc. vs. Samsung Electronics Co., Ltd., Case No. 8:20-cv-00993) for Samsung’s breach of the Joint Development and License Agreement (“JDLA”) between the parties. Netlist amended its complaint to seek a declaratory judgment that it properly terminated the JDLA in light of Samsung’s material breaches thereof. On October 14, 2021, the Court granted summary judgment in favor of Netlist on Samsung’s breach and Netlist’s termination of the JDLA. The case proceeded to trial on the issue of damages on December 1, 2021, and the jury reached a verdict for Samsung on December 3, 2021. The Court entered final judgment on February 15, 2022, and both parties appealed to the U.S. Court of Appeals for the Ninth Circuit. The Ninth Circuit affirmed-in-part and reversed-in-part the judgment of the District Court, and remanded the case to the District Court, which reopened the case on November 13, 2023. The case proceeded to trial on May 14, 2024, and the jury reached a verdict for Netlist on May 17, 2024. On December 26, 2024, the Court granted Samsung’s motion for a new trial, holding that one juror’s voir dire responses support a finding of implied juror bias which deprived both parties of their right to a fair trial. A new trial was held from March 18 to March 21, 2025. On March 24, 2025, the jury returned a verdict for Netlist. On April 7,

2025, the Court entered final judgment in favor of Netlist on its claims that Samsung breached the JDLA and that Netlist properly terminated the JDLA. On May 5, 2025, Samsung filed a motion for a new trial. On June 27, 2025, the Court issued an order directing the parties to file a status report proposing how the Court should elicit testimony from the jurors at issue in Samsung’s motion for a new trial. The parties filed the status report on July 9, 2025 and appeared before the Court on July 11, 2025. On July 17, 2025, the Court issued an order setting an evidentiary hearing regarding Samsung’s motion for a new trial, and the evidentiary hearing was held on July 30, 2025. On August 4, 2025, the Court issued an order denying Samsung’s motion for a new trial. On August 29, 2025, Samsung filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 2, 2025, the appeal was docketed and assigned Case No. 25-5531. The appeal is pending.

On October 15, 2021, Samsung and Samsung Semiconductor filed a declaratory judgment action against Netlist in the U.S. District Court for the District of Delaware (“DDE”) (Samsung Electronics Co., Ltd. et al. v. Netlist, Inc., Case No. 1:21-cv-01453), seeking a declaration that Samsung and Samsung Semiconductor do not infringe the following Netlist patents: U.S. Patent Nos. 7,619,912; 9,858,218; 10,217,523; and 10,474,595 (respectively, the “’912, ’218, ’523, and ’595 Patents”). Samsung and Samsung Semiconductor filed amended complaints to add other Netlist patents: U.S. Patent Nos. 10,860,506; 10,949,339; 11,016,918; and 11,232,054 (respectively, the “’506, ’339, ’918, and ’054 Patents”). Netlist filed a motion to dismiss, and on August 1, 2022, the Court granted this motion in part, declining to exercise jurisdiction over the ’912, ’506, ’339, ’918, and ’054 Patents. On September 12, 2022, Netlist filed a crossclaim against Google LLC and Alphabet, Inc. (collectively, “Google”) and counterclaims against Samsung and Samsung Semiconductor, seeking damages from the infringement by Google, Samsung, and Samsung Semiconductor, a finding of willful infringement by Google, Samsung, and Samsung Semiconductor and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, and equitable relief. On November 15, 2022, Google filed a motion to dismiss this case as to Google or, alternatively, for a severance, stay, and dismissal of willfulness and indirect infringement allegations. This motion was heard on May 22, 2023. On December 1, 2023, the Court stayed this case pending the resolution of the above CDCA case and ordered the parties to notify the Court within seven days of any action by the CDCA pertaining to the parties’ rights under the JDLA that may merit lifting the stay. On March 31, 2025, the parties notified the Court of the jury verdict in the above CDCA case. On June 5, 2026, the Court granted the parties’ joint stipulation to extend the stay pending the resolution of International Trade Commission (“ITC”) Investigation No. 337-TA-1472, including any appeals of the ITC investigation.

On December 20, 2021, Netlist filed a complaint against Samsung, Samsung Semiconductor, and Samsung Electronics America, Inc. (“SEA”) (collectively, “Samsung”) in the U.S. District Court for the Eastern District of Texas (“EDTX”), Case No. 2:21-cv-00463, for infringement of the ’506, ’339, and ’918 Patents. Netlist later amended its complaint to additionally assert infringement of the ’054 Patent as well as U.S. Patent Nos. 8,787,060 and 9,318,160 (respectively, the “’060 and ’160 Patents”). On April 14, 2023, this case proceeded to a jury trial on the ’339, ’918, ’054, ’060, and ’160 Patents. On April 21, 2023, the jury returned a verdict finding that Samsung willfully infringed all five patents and awarded $303 million in damages to Netlist. The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the five patents (see below). On August 11, 2023, the Court entered final judgment. On August 9, 2024, Samsung filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (“CAFC”), Case No. 2024-2203. On January 6, 2025, Samsung filed a motion to stay this appeal pending the resolution of the above CDCA case. On February 18, 2025, the CAFC denied this motion without prejudice. On January 21, 2026, the CAFC notified the parties that oral argument is set to take place on March 6, 2026. On March 6, 2026, the CAFC heard oral arguments on this appeal. The appeal is pending.

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

On October 9, 2023, Samsung filed a declaratory judgment action against Netlist in the DDE (Case No. 1:23-cv-01122), seeking a declaration that Samsung does not infringe Netlist’s U.S. Patent No. 11,386,024 (the “’024 Patent”). On November 6, 2023, Netlist moved to dismiss for lack of subject matter jurisdiction and failure to state a claim. On March 4, 2025, the Court denied this motion. On June 13, 2025, Netlist filed a motion to stay this action pending the resolution of the IPR of the ’024 Patent (Case No. IPR2025-00001). On July 8, 2025, the Court issued a scheduling and consolidation order consolidating this action with the action below (Case No. 1:24-cv-00614) and setting a Markman hearing, which occurred on June 26, 2026, a hearing on case dispositive and Daubert motions on June 16, 2027, a pretrial conference on July 26, 2027, and a five-day jury trial starting on August 2, 2027. On August 1, 2025, the Court granted Netlist’s motion to stay the consolidated action pending the final written decisions in the two IPRs. On June 17, 2026, the consolidated action was closed after the parties dismissed all pending claims and counterclaims.

On May 22, 2024, Samsung filed a declaratory judgment action against Netlist in the DDE (Case No. 1:24-cv-00614), seeking a declaration that Samsung does not infringe Netlist’s U.S. Patent No. 11,880,319 (the “’319 Patent”). On July 15, 2024, Netlist moved to dismiss for lack of subject matter jurisdiction and failure to state a claim, which the Court denied as moot in view of Samsung’s First Amended Complaint filed on August 5, 2024. On August 21, 2024, Netlist moved to dismiss the First Amended Complaint for lack of subject matter jurisdiction and failure to state a claim. On March 4, 2025, the Court denied this motion. On June 13, 2025, Netlist filed a motion to stay this action pending the resolution of the IPR of the ’319 Patent (Case No. IPR2025-00002). On July 8, 2025, the Court issued a scheduling and consolidation order consolidating this action with the action above (Case No. 1:23-cv-01122).

On May 19, 2025, Netlist filed a complaint against Samsung in the EDTX (Case No. 2:25-cv-00557) for infringement of U.S. Patent 12,308,087 (the “’087 Patent”). On June 27, 2025, the Court consolidated this case with the case against Micron asserting the ’087 Patent (Case No. 2:25-cv-00558). On July 8, 2025, Netlist filed (a) a First Amended Complaint against Samsung and Avnet, Inc. (“Avnet”) and (b) a First Amended Complaint against Micron and Avnet, asserting infringement of the ’087 Patent and U.S. Patent 10,025,731 (the “’731 Patent”), seeking damages from the infringement by the defendants, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief. On July 22, 2025, Micron moved to dismiss the First Amended Complaint for improper venue. On July 25, 2025, the Court issued a Docket Control Order setting a claim construction hearing on September 25, 2026 and a trial date of March 15, 2027. On September 11, 2025, SEA and Samsung Semiconductor filed a motion to dismiss for improper venue. On September 11, 2025, Samsung filed a motion to dismiss certain of Netlist’s infringement claims in the First Amended Complaint. On September 15, 2025, Avnet filed motions to dismiss both First Amended Complaints. On October 9, 2025, Netlist filed a Second Amended Complaint against Samsung and Avnet asserting infringement of the ’087 and ’731 Patents. On October 10, 2025, Micron moved to stay pending resolution of the venue dispute. On November 24, 2025, SEA and Samsung Semiconductor filed a motion to dismiss for improper venue. On November 24, 2025, Samsung filed a motion to dismiss certain of Netlist’s infringement claims in the Second Amended Complaint. On November 24, 2025, Avnet filed a motion to partially dismiss the Second Amended Complaint. On January 28, 2026, Samsung filed a motion to stay this case pending the U.S. ITC Investigation No. 337-TA-1472. On January 28, 2026, Avnet filed a motion to sever and stay. On February 27, 2026, Netlist filed a Third Amended Complaint against Samsung and Avnet. On March 6, 2026, the Court granted Micron’s motion to dismiss and transferred the member case against Micron to the DDE. On March 6, 2026, the Court granted Samsung’s motion to stay the case as to Samsung and Avnet pending the ITC Investigation.

On May 20, 2025, Samsung filed a declaratory judgment action against Netlist in the DDE (Case No. 1:25-cv-00626) seeking a declaration that Samsung does not infringe Netlist’s ’087 Patent. On June 11, 2025, Netlist filed a motion to dismiss or transfer this declaratory judgment action to the EDTX based upon its first-filed EDTX action asserting the ’087 Patent. On July 29, 2025, Samsung filed a motion seeking leave to file an amended complaint seeking a declaration that Samsung does not infringe the ’087 and ’731 Patents as well as U.S. Patent No. 12,373,366 (the “’366 Patent”). On March 25, 2026, this case was stayed pending the resolution of Samsung’s venue motion in EDTX case no. 2:25-cv-00557 (above).

On July 28, 2025, Netlist filed a complaint against Samsung and Avnet in the EDTX (Case No. 2:25-cv-00748) for infringement of the ’366 Patent, seeking damages from the infringement by the defendants, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief. On October 29, 2025, the Court consolidated this case with the case against Micron and Avnet asserting the ’366 Patent (Case No. 2:25-cv-00749). On November 19, 2025, Samsung Semiconductor and SEA moved to dismiss for improper venue. On November 19, 2025, Samsung filed a motion to dismiss certain of Netlist’s infringement claims. On December 10, 2025, the Court issued a Docket Control Order setting a claim construction hearing on February 18, 2027 and a trial date of August 16, 2027. On January 4, 2026, Netlist filed a First Amended Complaint against Samsung and Avnet, and a First Amended Complaint against Micron and Avnet. On January 26, 2026, Micron filed a motion to dismiss Netlist’s First Amended Complaint. On January 28, 2026, Samsung filed a motion to stay this case pending the ITC investigation. On January 28, 2026, Avnet filed a motion to sever and stay. On March 2, 2026, Netlist filed a Second Amended Complaint against Samsung and Avnet. On March 6, 2026, the Court granted Samsung’s motion to stay the case as to Samsung and Avnet pending ITC Investigation No. 337-TA-1472. On April 1, 2026, the Court granted Micron’s motion to dismiss and transferred the member case against Micron to the DDE.

On September 30, 2025, Netlist filed a complaint under Section 337 of the Tariff Act of 1930, as amended (19 U.S.C. § 1337) at the U.S. ITC for patent infringement against Samsung, Google, and Super Micro Computer, Inc. (“Super Micro”) (collectively, “Respondents”). The complaint alleges infringement of six Netlist patents (the ’366, ’731, ’608, ’523, ’035, and ’087 Patents) by one or more of Samsung’s Double Data Rate 5th Gen. (“DDR5”) Dual Inline Memory Module (“DIMM”) or High Bandwidth Memory (“HBM”) products, Google and Super Micro products containing the same, and components thereof. Netlist seeks a limited exclusion order and a permanent cease-and-desist order from the ITC to stop Respondents’ infringing acts with respect to these infringing products. On December 29, 2025, the ITC instituted an investigation into the Respondents’ alleged infringing acts (Investigation No. 337-TA-1472). On April 21, 2026, the Administrative Law Judge (“ALJ”) conducted a Markman hearing on disputed claim terms. The evidentiary hearing for this investigation is currently scheduled to start on November 23, 2026.

On November 11, 2025, Samsung filed a declaratory judgment action against Netlist in the DDE (Case No. 1:25-cv-01371) seeking a declaration that Samsung does not infringe Netlist’s ’035 Patent. On March 31, 2026, this case was stayed pending the resolution of ITC Inv. No. 337-TA-1472.

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

On June 1, 2026, Netlist filed a complaint against Samsung in the EDTX (case no. 2:26-cv-00441) for infringement of U.S. Patent No. 12,646,537 (“the ’537 Patent”), seeking damages, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief.

On June 2, 2026, Samsung filed a declaratory judgement action against Netlist in the DDE (Case No. 1:26-cv-00650) seeking a declaration that Samsung does not infringe Netlist’s ’537 Patent. On June 9, 2026, Samsung filed an amended complaint seeking a declaration that Samsung does not infringe the ’537 Patent as well as U.S. Patent No. 12,650,937 (“the ’937 Patent”).

On June 8. 2026, Netlist filed a complaint against Samsung and Avnet in the EDTX (case no. 2:26-cv-00456) for infringement of the ’937 Patent, seeking damages from the infringement, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief.

On June 16, 2026, Netlist filed a complaint under Section 337 of the Tariff Act of 1930, as amended (19 U.S.C. § 1337) at the ITC for patent infringement against Samsung, Broadcom, Google, Nvidia, and Super Micro (collectively, “Respondents”). The complaint alleges infringement of two Netlist patents (the ’937 and ’087 Patents) by one or more of Samsung’s Double Data Rate 5th Gen. (“DDR5”) Dual Inline Memory Module (“DIMM”) or High Bandwidth Memory (“HBM”) products, Broadcom, Google, Nvidia, and Super Micro products containing the same, and components thereof. Netlist seeks a limited exclusion order and a permanent cease-and-desist order from the ITC to stop Respondents’ infringing acts with respect to these infringing products. On July 15, 2026, the ITC instituted an investigation into the Respondents’ alleged infringing acts (Investigation No. 337-TA-1511).

On July 6, 2026, Netlist filed a complaint against Samsung and Avnet in the EDTX (case no. 2:26-cv-00553) for infringement of U.S. Patent No. 12,675,407 (“the ’407 Patent), seeking damages, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, a permanent injunction pursuant to 35 U.S.C. § 283, and equitable relief.

On July 7, 2026, Samsung filed a declaratory judgement action against Netlist in the DDE (Case No. 1:26-cv-00821) seeking a declaration that Samsung does not infringe Netlist’s ’407 Patent.

On August 4, 2026, and as noted above, Netlist and Samsung entered into a Settlement and Release Agreement and a Patent Cross License Agreement to resolve the pending patent litigations between the parties identified therein. See Note 9 to these condensed consolidated financial statements for additional information.

Micron Litigation

On April 28, 2021, Netlist filed complaints against Micron Semiconductor Products, Inc., Micron Technology, Inc., and Micron Technology Texas, LLC (collectively, “Micron”) in the Western District of Texas (“WDTX”) (Case Nos. 6:21-cv-00430 and 6:21-cv-00431), for infringement of U.S. Patent Nos. 8,301,833; 9,824,035; 10,268,608; and 10,489,314 (respectively, the “’833, ’035, ’608, and ’314 Patents”), seeking damages, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, and an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285. On February 14, 2022, the Court granted Micron’s motion to transfer venue for convenience to another court within WDTX, and the transferred cases were assigned new case numbers: 1:22-cv-00134 and 1:22-cv-00136. On May 11, 2022, the Court granted motions to stay the two cases pending the respective Inter Partes Reviews of the ’833, ’035, ’608, and ’314 Patents.

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

On August 1, 2022, Netlist filed a complaint against Micron in EDTX (Case No. 2:22-cv-00294), for infringement of the ’912 Patent. Netlist later amended its complaint to additionally assert infringement of the ’417 and ’215 Patents. On May 20, 2024, this case proceeded to a jury trial on the ’912 and ’417 Patents. On May 23, 2024, the jury returned a verdict finding that Micron willfully infringed both patents and awarded $445 million in damages to Netlist. The collectability of the damages award may be affected by the outcomes of pending appeals of final written decisions in the respective Inter Partes Reviews of the two patents (see below). On July 11, 2024, the Court entered final judgment. On August 7, 2024, Micron filed post-trial motions for judgment as a matter of law and for a new trial. On June 11, 2025, the Court denied Micron’s motions for judgment as a matter of law on willfulness, on non-infringement, and on damages as well as Micron’s motion for a new trial. On July 9, 2025, Micron filed a notice of appeal to the CAFC, Case No. 2025-1936. On July 21, 2026, the CAFC notified the parties that oral argument has been scheduled to be heard on September 9, 2026. The appeal is pending.

On December 11, 2023, Micron filed a complaint against Netlist in the District Court of the Fourth Judicial District of the State of Idaho, Ada County (“Idaho State Court”) (Case No. CV01-23-19920), alleging that Netlist violated Idaho Code § 48-1703 by making a bad faith assertion of infringement of the ’833 Patent in WDTX, seeking compensatory and exemplary damages pursuant to Code §§ 48-1706(b) and (d), and costs and fees, including reasonable attorneys’ fees, pursuant to Code § 48-1706(c). Netlist removed the case to the U.S. District Court for the District of Idaho, and Micron moved to remand the case to the Idaho State Court. On August 16, 2024, the District of Idaho remanded this case to the Idaho State Court. On August 20, 2024, Netlist appealed the remand to the CAFC, Case No. 2024-2281, and moved the District of Idaho to stay the remand. On September 17, 2024, Micron moved to dismiss or transfer the appeal to the U.S. Court of Appeals for the Ninth Circuit, which the CAFC denied on December 19, 2024. On September 18, 2024, Netlist moved to dismiss the Idaho State Court case for lack of personal jurisdiction and failure to state a claim, which the Idaho State Court denied on December 5, 2024. On June 12, 2025, the CAFC denied Netlist’s motion to stay the remand pending the appeal. On January 12, 2026, the Court appointed a discovery master to address the pending discovery disputes between the parties. Oral argument was heard by the CAFC on June 5, 2026, and the appeal remains pending. Trial is currently set to start on February 1, 2027.

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

On May 20, 2025, Micron filed a declaratory judgment action against Netlist in the DDE (Case No. 1:25-cv-00629) seeking a declaration that Micron does not infringe Netlist’s ’087 Patent. On June 11, 2025, Netlist filed a motion to dismiss or transfer this declaratory judgment action to the EDTX based upon its first-filed EDTX action asserting the ’087 Patent. On March 25, 2026, the Court denied this motion.

On June 2, 2025, Micron filed a complaint against Netlist in Idaho State Court (Case No. CV01-25-09858), alleging that Netlist violated Idaho Code § 48-1703 by making a bad faith assertion of infringement of the ’060, ’160, ’506, ’339, ’912, and ’417 Patents in the EDTX, seeking compensatory and exemplary damages pursuant to Code §§ 48-1706(b) and (d), and costs and fees, including reasonable attorneys’ fees, pursuant to Code § 48-1706(c). On June 24, 2025, Netlist removed the case to the U.S. District Court for the District of Idaho. On July 1, 2025, Netlist moved to dismiss or to transfer the case to the EDTX. On July 17, 2025, Micron filed a motion to remand the case to the Idaho State Court. On March 25, 2026, the Court granted this motion and remanded the case to the Idaho State Court. On April 15, 2026, Netlist appealed to the CAFC to challenge the remand decision.

On July 10, 2025, Micron filed a declaratory judgment action against Netlist in the DDE (Case No. 1:25-cv-00863) seeking a declaration that Micron does not infringe Netlist’s ’731 Patent. On August 12, 2025, Netlist filed a motion to dismiss or transfer this declaratory judgment action to the EDTX based upon its first-filed EDTX action asserting the ’731 Patent. On March 25, 2026, the Court denied this motion.

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

On July 29, 2025, Micron filed a declaratory judgment action against Netlist in the DDE (Case No. 1:25-cv-00942) seeking a declaration that Micron does not infringe Netlist’s ’366 Patent. On August 19, 2025, Netlist filed a motion to dismiss or transfer this declaratory judgment action to the EDTX based upon its first-filed EDTX action asserting the ’366 Patent. On March 25, 2026, the Court denied this motion.

On June 2, 2026, Micron filed a declaratory judgement action against Netlist in the DDE (case no. 1:26-cv-00641) seeking a declaration that Micron does not infringe Netlist’s ’537 Patent.

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

Challenges to Netlist Patents at the USPTO and the PTAB

On October 15, 2021, Samsung filed a Petition for IPR of the ’218 Patent (Case No. IPR2022-00062). On May 8, 2023, the PTAB issued a final written decision finding all challenged claims unpatentable.

On October 15, 2021, Samsung filed a Petition for IPR of the ’523 Patent (Case No. IPR2022-00063). On May 3, 2023, the PTAB issued a final written decision finding no challenged claims unpatentable. On July 3, 2023, Samsung filed a notice of appeal to the CAFC (Case No. 2023-2133). The CAFC heard oral arguments on March 4, 2025. On March 5, 2025, the CAFC affirmed the PTAB’s final written decision.

On October 15, 2021, Samsung filed a Petition for IPR of the ’595 Patent (Case No. IPR2022-00064). On May 9, 2023, the PTAB issued a final written decision finding all challenged claims unpatentable.

On February 17, 2022, Samsung filed a Petition for IPR of Claim 16 of the ’912 Patent (Case No. IPR2022-00615). On November 18, 2022, Micron also filed a Petition for IPR of Claim 16 of the ’912 Patent, IPR2023-00203. On April 17, 2024, the PTAB issued a final written decision in the two IPRs finding Claim 16 of the ’912 Patent unpatentable. On September 10, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-2304). On July 21, 2026, the CAFC notified the parties that oral argument has been scheduled to be heard on September 9, 2026. The appeal is pending.

On March 2, 2022, Samsung filed a Petition for IPR of the ’339 Patent (Case No. IPR2022-00639). On November 18, 2022, Micron also filed a Petition for IPR of the ’339 Patent (Case No. IPR2023-00204). On October 18, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On April 11, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-1707). On January 21, 2026, the CAFC notified the parties that oral argument is set to take place on March 6, 2026. On March 6, 2026, the CAFC heard oral arguments on this appeal. The appeal is pending.

On March 22, 2022, Samsung filed a Petition for IPR of the ’506 Patent (Case No. IPR2022-00711). On November 18, 2022, Micron also filed a Petition for IPR of the ’506 Patent (Case No. IPR2023-00205). On October 17, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On February 21, 2024, Netlist filed a notice of appeal to the CAFC, Case No. 2024-1521. The CAFC heard oral arguments on December 5, 2025. On December 9, 2025, the CAFC affirmed the PTAB’s final written decision.

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

On May 17, 2022, Samsung filed a Petition for IPR of the ’918 Patent (Case No. IPR2022-00996). On January 6, 2023, Micron also filed a Petition for IPR of the ’918 Patent, Case No. IPR2023-00406. On December 6, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On May 20, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-1859). On January 21, 2026, the CAFC notified the parties that oral argument is set to take place on March 6, 2026. On March 6, 2026, the CAFC heard oral arguments on this appeal. The appeal is pending.

On May 17, 2022, Samsung filed a Petition for IPR of the ’054 Patent (Case No. IPR2022-00999). On January 6, 2023, Micron also filed a Petition for IPR of the ’054 Patent (Case No. IPR2023-00405). On December 5, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On May 20, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-1863). On June

3, 2024, this appeal was consolidated with the above appeal on the IPR of the ’918 Patent (Case No. 2024-1859).

On August 26, 2022, Samsung filed a Petition for IPR of the ’160 Patent (Case No. IPR2022-01427). On May 8, 2023, Micron also filed a Petition for IPR of the ’160 Patent, Case No. IPR2023-00883. On April 1, 2024, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On August 19, 2024, Netlist filed a notice of appeal to the CAFC, Case No. 2024-2240. On January 21, 2026, the CAFC notified the parties that oral argument is set on March 6, 2026. On March 6, 2026, the CAFC heard oral arguments on this appeal. The appeal is pending.

On August 26, 2022, Samsung filed a Petition for IPR of the ’060 Patent (Case No. IPR2022-01428). On May 8, 2023, Micron also filed a Petition for IPR of the ’060 Patent (Case No. IPR2023-00882). On April 1, 2024, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On August 19, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-2241). On September 6, this appeal was consolidated with the above appeal on the IPR of the ’160 Patent (Case No. 2024-2240).

On January 10, 2023, Samsung filed a Petition for IPR of the ’215 Patent, Case No. IPR2023-00455. On May 8, 2023, Micron also filed a Petition for IPR of the ’215 Patent (Case No. IPR 2023-01142). On July 30, 2024, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On December 10, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2025-1286). On July 21, 2026, the CAFC notified the parties that oral argument has been scheduled to be heard on September 9, 2026. The appeal is pending.

On January 10, 2023, Samsung filed a Petition for IPR of the ’417 Patent (Case No. IPR2023-00454). On May 8, 2023, Micron also filed a Petition for IPR of the ’417 Patent (Case No. IPR2023-01141). On July 30, 2024, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On December 10, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2025-1296). On January 15, 2025, this appeal was consolidated with the above appeal on the IPR of the ’215 Patent (Case No. 2025-1286).

On April 27, 2023, Samsung filed a Petition for IPR of the ’608 Patent (Case No. IPR2023-00847). On January 10, 2024, Micron also filed a Petition for IPR of the ’608 Patent (Case No. IPR2024-00370). On July 23, 2024, the PTAB denied institution of the IPR sought by Micron. On December 10, 2024, the PTAB issued a final written decision in the IPR brought by Samsung finding no challenged claims unpatentable. On January 13, 2025, Samsung filed a notice of appeal to the CAFC (Case No. 2025-1378). The CAFC heard oral arguments on December 5, 2025. On December 9, 2025, the CAFC affirmed the PTAB’s final written decision.

On October 18, 2024, Samsung filed a Petition for IPR of the ’024 Patent (Case No. IPR2025-00001). On February 20, 2025, Netlist filed its preliminary response to the Petition. On May 15, 2025, the PTAB granted institution of the IPR. On May 29, 2025, Netlist requested director review of the institution decision, which was denied on July 17, 2025. On August 7, 2025, Netlist filed a statutory disclaimer and a request for adverse judgment. On September 8, 2025, the PTAB granted Netlist’s request for adverse judgment.

On October 24, 2024, Samsung filed a Petition for IPR of the ’319 Patent (Case No. IPR2025-00002). On February 21, 2025, Netlist filed its preliminary response to the Petition. On May 15, 2025, the PTAB granted institution of the IPR. On May 29, 2025, Netlist requested director review of the institution decision, which was denied on July 17, 2025. On August 7, 2025, Netlist filed a statutory disclaimer and a request for adverse judgment. On September 8, 2025, the PTAB granted Netlist’s request for adverse judgment.

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

On August 25, 2025, Samsung filed a Petition for Post Grant Review (“PGR”) of the ’087 Patent (Case No. PGR2025-00071) and a Petition for IPR of the ’087 Patent (IPR2025-01402). On February 18, 2026, the PTAB denied institution of the IPR but granted institution of the PGR. On March 4, 2026, Netlist filed a Request for Director Review of the PGR institution decision.

On August 29, 2025, Samsung filed a Petition for IPR of the ’731 Patent (IPR2025-01431). On February 18, 2026, the PTAB granted institution of the IPR. On March 4, 2026, Netlist filed a Request for Director Review of the institution decision.

On October 27, 2025, Samsung filed a Petition for IPR of the ’035 Patent (IPR2026-00017). On February 24, 2026, the PTAB denied institution of the IPR.

On November 7, 2025, Samsung filed a Petition for PGR of the ’366 Patent (Case No. PGR2026-00001) and a Petition for IPR of the ’366 Patent (IPR2026-00018). On March 23, 2026, the PTAB denied institution of both the PGR and the IPR.

On August 4, 2026, and as noted above, Netlist and Samsung entered into a Settlement and Release Agreement and a Patent Cross License Agreement to resolve the pending patent litigations between the parties identified therein. See Note 9 to the condensed consolidated financial statements for additional information.

German Proceedings

On March 31, 2022, Netlist filed infringement claims against Micron in Dusseldorf, Germany, seeking damages for infringement of European Patents EP 2,454,735 (“EP735”) and EP 3,404,660 (“EP660”). On September 1, 2022, Micron initiated nullity proceedings on the two patents in the German Federal Patent Court. On March 27, 2023, the Dusseldorf Court rescheduled the infringement hearing until April 11, 2024. On March 18, 2024, the Dusseldorf Court stayed the case until the German Federal Patent Court decisions on the nullity proceedings on EP735 and EP660 either become final or are reversed or remanded on appeal. On July 6, 2026, Netlist withdrew its infringement claims on EP735.

On June 3, 2022, Netlist filed infringement claims against Samsung in Dusseldorf, Germany, seeking damages for infringement of European Patents EP735 and EP660. On September 25, 2023, the Dusseldorf Court stayed the case until the German Federal Patent Court decisions on the nullity proceedings on EP735 and EP660 either become final or are reversed or remanded on appeal. On July 6, 2026, Netlist withdrew its infringement claims on EP735.

On July 26, 2022, Netlist filed infringement claims against Google Cloud EMEA Limited, Google Germany GmbH, Redtec Computing GmbH, and Google LLC in Dusseldorf, Germany, seeking damages for infringement of European Patents EP735 and EP660. On March 18, 2024, the Dusseldorf Court stayed the case until the German Federal Patent Court decisions on the nullity proceedings on EP735 and EP660 either become final or are reversed or remanded on appeal. On July 6, 2026, Netlist withdrew its infringement claims on EP735.

In the nullity proceeding on EP735, the German Federal Patent Court issued its reasons of judgment revoking EP735 on April 18, 2024. Netlist filed an appeal on May 13, 2024. In the nullity proceeding on EP660, the German Federal Patent Court issued its reasons of judgment revoking EP660 on February 18, 2025. Netlist filed an appeal on March 12, 2025. An oral hearing at the Federal Court of Justice took place on May 21, 2026, where the Federal Court of Justice issued a final revocation of EP735.

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

Note 6—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of June 27, 2026 or December 27, 2025.

On April 17, 2017, we entered into a rights agreement (as amended from time to time, the “Rights Agreement”) with Computershare Trust Company, N.A., as rights agent. In connection with the adoption of the Rights Agreement and pursuant to its terms, the Company’s Board of Directors (the “Board” or “Board of Directors”) authorized and declared a dividend of one right (each, a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on May 18, 2017 (the “Record Date”), and authorized the issuance of one Right for each share of our common stock issued by us (except as otherwise provided in the Rights Agreement) between the Record Date and the Distribution Date (as defined below).

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

Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us, when exercisable and subject to adjustment, one unit consisting of one one-thousandth of a share (a “Unit”) of our Series A Preferred Stock (the “Preferred Stock”), at a purchase price of $6.56 per Unit, subject to adjustment. Subject to the provisions of the Rights Agreement, including certain exceptions specified therein, a distribution date for the Rights (the “Distribution Date”) will occur upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired or otherwise obtained beneficial ownership of 15% or more of the then-outstanding shares of our common stock, and (ii) ten business days (or such later date as may be determined by the Board) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and, unless earlier redeemed or exchanged by us pursuant to the terms of the Rights Agreement, as amended, will expire on the close of business on April 17, 2027.

In connection with the adoption of the Rights Agreement, the Board approved a Certificate of Designation of the Series A Preferred Stock (the “Certificate of Designation”) designating 1,000,000 shares of our serial preferred stock as Series A Preferred Stock and setting forth the rights, preferences and limitations of the Preferred Stock. We filed the Certificate of Designation with the Secretary of State of the State of Delaware on April 17, 2017.

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

During the six months ended June 27, 2026, Lincoln Park did not purchase any shares of our common stock under the March 2025 Purchase Agreement.

We evaluated the March 2025 Purchase Agreement, which includes the right to require Lincoln Park to purchase shares of our common stock in the future (“put right”), and considered the guidance in ASC 815-40, Derivatives and Hedging – Contracts on an Entity’s Own Equity. We concluded that the March 2025 Purchase Agreement is an equity-linked contract that does not qualify for equity classification and, therefore, requires fair value accounting as a derivative asset (liability). We have analyzed the terms of the put right and have concluded that it had insignificant value upon grant and as of June 27, 2026.

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

June 2025 Offering

On June 24, 2025, we entered into a Securities Purchase Agreement (the “June 2025 Purchase Agreement”) with certain investors, including Chun K. Hong, Chairperson of the Board, President and Chief Executive Officer (collectively, the “June 2025 Purchasers”), pursuant to which we issued and sold to the June 2025 Purchasers in a registered offering (the “June 2025 Offering”) an aggregate of (i) 17,142,860 shares of our common stock and (ii) Common Stock Purchase Warrants (the “June 2025 Warrants”) to purchase up to an aggregate of 34,285,720 shares of our common stock (the “June 2025 Warrant Shares”) at a combined purchase price of $0.70 per share and accompanying June 2025 Warrant. Mr. Hong purchased $3.0 million of shares and accompanying June 2025 Warrants in the June 2025 Offering. The June 2025 Offering closed on June 25, 2025. The net proceeds to us from the June 2025 Offering were approximately $11.6 million, after deducting placement agent fees and offering costs paid by us.

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

On October 6, 2025, we amended the June 2025 Warrants. Some of the purchasers pursuant to the October 2025 Purchase Agreement are also holders of the June 2025 Warrants and were purchasers pursuant to a securities purchase agreement dated October 11, 2024 (the “October 2024 Purchase Agreement”). Pursuant to the terms of the October 2025 Purchase Agreement, these holders agreed to waive certain variable rate prohibitions and participation rights set forth in the October 2024 Purchase Agreement relating to the October 2025 Offering and to, among other things, revise certain anti-dilution provisions relating to the June 2025 Warrants in exchange for our reduction of the exercise price of the June 2025 Warrants to an exercise price equal to the lesser of $0.60 and the lowest VWAP of the shares of common stock on any trading day during the period commencing on October 6, 2025 and including, the fourth trading day immediately following October 7, 2025 (such waivers and amendments, collectively the “Waiver and Amendment”). Additionally, on October 6, 2025, the remaining holders of the June 2025 Warrants who are not party to the October 2025 Purchase Agreement also entered into waiver and amendment agreements, pursuant to which they agreed to the Waiver and Amendment. The adjusted exercise price of the June 2025 Warrants is now $0.60. The June 2025 Warrants may be further adjusted for future dilutive issuances. In connection with the amendment of the June 2025 Warrants, we recorded a noncash deemed dividend of $0.6 million based on the excess of the fair value of the June 2025 Warrants immediately before and after the amendment. Such noncash deemed dividend resulted in an increase in the net loss attributable to stockholders for the year ended December 27, 2025.

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

Note 7—Stock-Based Awards

On September 9, 2025, our stockholders approved the Netlist, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) at our 2025 Annual Meeting of Stockholders, pursuant to which (i) 2,500,000 shares of our common stock were reserved for issuance pursuant to the 2025 Plan and (ii) up to 4,721,706 shares of common stock may be added to the 2025 Plan attributable to awards granted under the Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”) that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after September 9, 2025. The Amended 2006 Plan was terminated on September 9, 2025. As of June 27, 2026, we had no shares of our common stock reserved for future issuance under the 2025 Plan and no shares of our common stock reserved for future issuance under the Amended 2006 Plan. Stock options granted under the 2025 Plan and the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. RSUs granted for our employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

On July 1, 2026, we adopted the Netlist, Inc. 2026 Performance Equity Plan (the “2026 Plan”). Pursuant to the terms of the 2026 Plan, we may, under the direction of the Board, make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees (including current and future executives), consultants and directors. We reserved 33,600,000 shares of common stock for issuance under the 2026 Plan. The 2026 Plan was approved by the Board without stockholder approval. On July 16, 2026, the Board granted Chun K. Hong, our President, Chief Executive Officer and Chairperson of our Board, restricted stock units to be settled in shares of our common stock pursuant to the 2026 Plan. The restricted stock units will vest in accordance with performance milestones and time-based vesting schedules.

Stock Options

The following table summarizes the activity related to stock options during the six months ended June 27, 2026:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 27, 2025	2,699	$0.73
Granted	—	—
Exercised	(466)	0.66
Expired or forfeited	(25)	0.92
Outstanding as of June 27, 2026	2,208	$0.74

Restricted Stock Units

The following table summarizes the activity related to RSUs during the six months ended June 27, 2026:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 27, 2025	5,420	$1.26
Granted	2,612	2.86
Vested	(1,052)	2.57
Forfeited	(88)	0.82
Balance nonvested as of June 27, 2026	6,892	$1.68

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Cost of sales	$32	$42	$47	$50
Research and development	106	137	281	345
Selling, general and administrative	671	834	1,437	1,589
Total	$809	$1,013	$1,765	$1,984

As of June 27, 2026, we had approximately $9.2 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 3.3 years.

Note 8—Warrants

Warrant activity for the six months ended June 27, 2026 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 27, 2025	87,605	$1.07
Granted	—	—
Exercised	(25,039)	0.65
Expired	—	—
Outstanding as of June 27, 2026	62,566	$1.24

Note 9 – Subsequent Events

Patent Cross License Agreement

On August 4, 2026, we entered into a five-year term Patent Cross License Agreement (the “Samsung License Agreement”) with Samsung, effective as of July 31, 2026 (the “Effective Date”). Pursuant to the Samsung License Agreement, each party grants the other party a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty-bearing (in the case of Samsung as licensee) or royalty-free (in the case of us as licensee) licenses to certain patents. In consideration of the license under our patents, Samsung will pay the Company an upfront license fee of $200 million plus quarterly license fees of up to $27.5 million for each of the twenty calendar quarters from the Effective Date through the second calendar quarter of 2031, with the amount of each quarterly license fee payment to be calculated in accordance with a revenue-based formula set forth in the Samsung License Agreement. These quarterly amounts may be subject to certain adjustments and refund rights of Samsung.  Under the Samsung License Agreement, Samsung is responsible for all Korean withholding taxes applicable to the license fee payments and is required to gross up such payments so that the Company receives the full stated amounts. As a result, Samsung’s total payment obligation under the License Agreement, inclusive of estimated Korean withholding taxes payable to the Korean tax authorities, is up to approximately $898 million consisting of approximately $239 million in upfront fees and $32.9 million in fees per quarter.

Company counsel for the Samsung litigation is entitled to receive 7.5% of amounts paid pursuant to the Samsung License Agreement when such amounts are paid to the Company.

Settlement Agreement

On August 4, 2026, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) effective as of the Effective Date with Samsung. The Settlement Agreement was entered into in settlement of the pending legal proceedings between us and Samsung identified therein.

Supply Agreement

On August 4, 2026, we entered into a five-year Supply Agreement (the “Supply Agreement”) with Samsung Semiconductor, effective as of the Effective Date. Pursuant to the Supply Agreement, the Company has the right to purchase from Samsung Semiconductor up to $300 million of DRAM and NAND products each year for an aggregate of up to $1.5 billion during the term of the Supply Agreement on the pricing terms set forth therein.

ITC Cooperation Agreement

On August 4, 2026, in connection with the Settlement Agreement, we also entered into an ITC Cooperation Agreement with Samsung with a term of five years during which time Samsung agreed to produce or provide certain information, documents, or declarations to us to use in future ITC actions against third parties.

Securities Purchase Agreements

On August 4, 2026, in connection with and as a condition to the parties’ entry into the Supply Agreement and effective as of July 31, 2026, we entered into a Securities Purchase Agreement and a Lock-Up and Release Agreement with Samsung Semiconductor. Pursuant to the Securities Purchase Agreement, Samsung Semiconductor purchased 10 million shares (the “Shares”) of our common stock for an aggregate cash purchase price of $1 million. Pursuant to the Lock-up and Release Agreement, twenty percent of the Shares will be released from the disposition and transfer restrictions set forth therein on each of the first, second, third and fourth anniversaries of the issuance of the Shares, with the remaining Shares released on the fifth anniversary. The issuance of the Shares to Samsung Semiconductor was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and we and Samsung Semiconductor have agreed that the issuance of the Shares will be accomplished in reliance upon Section 4(a)(2) of the Securities Act. The closing of the transactions contemplated by the Securities Purchase Agreement occurred on August 6, 2026.

Warrant Exercises

From June 28, 2026 and through August 6, 2026, we received $5.5 million in proceeds from the cash exercise of issued and outstanding warrants to purchase 5,676,949 shares of common stock. No changes to existing warrant terms were made in connection with these exercises.

Netlist, Inc. 2026 Performance Equity Plan and Grant

On July 1, 2026, we adopted the 2026 Plan. Pursuant to the terms of the 2026 Plan, we may, under the direction of the Board, make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees (including current and future executives), consultants and directors. We reserved 33,600,000 shares of common stock for issuance under the 2026 Plan. The 2026 Plan was approved by the Board without stockholder approval. On July 16, 2026, the Board granted Chun K. Hong, our President, Chief Executive Officer and Chairperson of our Board, restricted stock units to be settled in shares of our common stock pursuant to the 2026 Plan. The restricted stock units will vest in accordance with performance milestones and time-based vesting schedules.

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

Forward-looking statements contained in this MD&A and the condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell, including our beliefs regarding memory chip shortages and when new manufacturing facilities may become operational;
●	our ability to collect any damages awarded to us, including in our litigation with Micron Technology, Inc. (“Micron”), Google, Inc. (“Google”) or any other counter parties;
●	our ability to collect amounts owed to us pursuant to the Samsung License Agreement entered into with Samsung in connection with the settlement of our intellectual property litigation with Samsung;
●	our beliefs and estimates regarding potential intellectual property suits or claims in process under current litigation;
●	our ability to defend successfully any challenges to our intellectual property or claims asserting patent infringement relating to our products;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, protecting, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we currently have and may pursue in the future;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

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

Overview

We are a leading innovator in advanced memory and storage solutions. With a rich portfolio of patented technologies, our inventions are foundational to the advancement of artificial intelligence (“AI”) computing. During the second quarter of 2026, we recorded net sales of $109.8 million, gross profit of $22.9 million and net income of $1.4 million. We have historically financed our operations primarily with proceeds from issuances of equity and debt securities and cash receipts from revenues. We have also funded our operations with a revolving line of credit under a bank credit facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), funds raised through our equity line arrangement under the March 2025 Purchase Agreement (as defined below), proceeds raised from the June 2025 Offering (as defined below) and the October 2025 Offering (as defined below) and through the cash exercise of our outstanding warrants to purchase common stock. See “Liquidity and Capital Resources” below for more information.

Recent Developments

On August 4, 2026, we entered into a Patent Cross License Agreement, Settlement and Release Agreement, Supply Agreement, and ITC Cooperation Agreement with Samsung Electronics Co., Ltd. and/or its affiliate Samsung Semiconductor, Inc., effective as of July 31, 2026. In connection with the Supply Agreement, we also entered into a Securities Purchase Agreement and Lock-Up and Release Agreement with Samsung Semiconductor, Inc. See Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding these agreements and their terms.

Economic Conditions, Challenges and Risks

Our performance improved since the second half of 2025, driven by increased demand for our memory products and disciplined commercial execution. In our view, accelerated AI adoption has tightened industry supply relative to demand, contributing to broad-based price increases. We currently expect these dynamics to continue until additional industry fabrication capacity becomes available, potentially beginning in 2028; however, the timing, scale and effectiveness of any additional capacity, and the level of end-market demand when such capacity becomes available, may differ materially from our expectations. Increased industry fabrication capacity could improve component availability, place downward pressure on pricing, and shift product mix, any of which may moderate or adversely affect our volumes, pricing, margins and results of operations. The semiconductor industry is cyclical and subject to rapid changes in supply and demand, and future demand for our products is inherently unpredictable. Our current results of operations may not be indicative of our future results.

In addition, the vast majority of our net product sales in recent periods have been generated from resales of products sourced from SK hynix pursuant to the Product Purchase and Supply Agreement with SK hynix, which was entered into on April 5, 2021 (the “Supply Agreement”). The term of the supply provisions of this Supply Agreement expired in April 2026. We continue to purchase products from SK hynix following expiration of the Supply Agreement on a purchase order basis on similar terms to the prior Supply Agreement, but SK hynix ultimately may not continue to supply us with products for resale on similar terms or at all. In such circumstances, our financial results, including our revenue, profits and margins in future periods may be adversely affected. In August 2026 and as noted above, we entered into a Supply Agreement with

Samsung Semiconductor providing us with the right to purchase up to $300 million of DRAM and NAND products per year for an aggregate of up to $1.5 billion over a five-year term. Should Samsung fail to comply with the terms of this agreement and the related arrangements, our financial results of operation would be adversely affected. See Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

We are party to ongoing intellectual property litigation. While we have entered into the Settlement Agreement with Samsung to resolve our pending patent litigations with Samsung, other matters, including our litigation with Micron, remain subject to appeal and other proceedings, and any ultimate recovery from these matters may be less than the amounts awarded or may not be realized, including as a result of negotiated resolution, appeals, post-trial proceedings, patent office proceedings or other developments. We account for potential recoveries as gain contingencies and do not recognize them until realization is probable and reasonably estimable. The timing and amount of any recovery from these matters are inherently uncertain, and any resolution could materially affect our results of operations or cash flows in the period in which it occurs. See “Legal Proceedings” in Part II, Item 1 of this report and See Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report for more information.

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three and six months ended June 27, 2026 and June 28, 2025 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 27,	June 28,	%	June 27,	June 28,	%
	2026	2025	Change	2026	2025	Change
Net sales	$109,845	$41,706	163%	$214,737	$70,681	204%
Cost of sales	86,962	40,314	116%	169,465	67,989	149%
Gross profit	$22,883	$1,392	1544%	$45,272	$2,692	1582%
Gross margin percentage	21%	3%		21%	4%

Net Sales

Net sales increased by approximately $68.1 million during the second quarter of 2026 compared to the same period of 2025, primarily as a result of a $58.5 million increase in the sale of registered Dual Inline Memory Module (“RDIMM”) and discrete memory component products and a $9.7 million increase in sales of low-profile memory subsystem products, partially offset by a $0.1 million decrease in sales of our flash and solid-state drives products.

Net sales increased by approximately $144.1 million during the first six months of 2026 compared to the same period of 2025, primarily as a result of a $122.3 million increase in the sale of RDIMM and discrete memory component products, a $0.2 million increase in sales of our flash and solid-state drives products, and a $21.6 million increase in sales of low-profile memory subsystem products.

These increases are primarily due to the current supply-demand environment we discussed above.

Gross Profit and Gross Margin

Gross profit and gross margin percentage increased significantly during the second quarter and first six months of 2026 compared to the same periods of 2025, primarily as a result of higher sales prices due to the current supply-demand environment discussed above and product sales mix.

Operating Expenses

Operating expenses for the three and six months ended June 27, 2026 and June 28, 2025, were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 27,	June 28,	%	June 27,	June 28,	%
	2026	2025	Change	2026	2025	Change
Research and development	$1,050	$833	26%	$2,151	$1,726	25%
Percentage of net sales	1%	2%		1%	2%
Intellectual property legal fees	$16,753	$3,480	381%	$25,727	$10,507	145%
Percentage of net sales	15%	8%		12%	15%
Selling, general and administrative	$3,741	$3,326	12%	$7,490	$6,473	16%
Percentage of net sales	3%	8%		3%	9%

Research and Development

Research and development expenses increased during the second quarter and first six months of 2026 compared to the same periods of 2025, primarily due to higher employee headcount and the associated increase in overhead costs.

Intellectual Property Legal Fees

Intellectual property legal fees consist of fees incurred for patent enforcement and licensing, appeals, patent drafting and prosecution, and opposition to third-party post-grant patent proceedings. These fees may not be linear but may occur in lump sums depending on jury trial management, due dates of various filings and their associated fees, and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which may include fee arrangements or contingent fee arrangements in which we would pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report for further discussion. In addition, in connection with the settlement of our patent litigations with Samsung (see Note 9 to the condensed consolidated financial statements), we expect to incur legal fees payable to outside counsel retained on a partial contingent fee basis, calculated as a percentage of amounts received under the Settlement Agreement and Samsung License Agreement. Such fees may be material to our results of operations and cash flows in the periods in which they become payable.

Intellectual property legal fees increased during the second quarter and first six months of 2026 compared to the same periods of 2025 due primarily to higher legal expenses incurred to protect and enforce our patent portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased during the second quarter and first six months of 2026 compared to the same periods of 2025 due primarily to an increase in public company related fees and reporting costs and increased commissions due to higher sales that were completed in the second quarter and first six months of 2026 as compared to the same periods of 2025.

Other Income, Net

Other income, net for the three and six months ended June 27, 2026 and June 28, 2025 was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 27,	June 28,	%	June 27,	June 28,	%
	2026	2025	Change	2026	2025	Change
Interest income, net	$32	$133		$81	$353
Other income, net	32	36		63	96
Total other income, net	$64	$169	(62%)	$144	$449	(68%)

Interest income, net decreased during the second quarter and first six months of 2026 compared to the same periods of 2025, primarily as a result of lower interest earned on our cash balances. Other income, net included a deposit returned for our former manufacturing facility located in the People’s Republic of China during the first six months of 2025.

Liquidity and Capital Resources

Our primary sources of cash are historically proceeds from issuances of equity and receipts from revenues. In addition, we previously received proceeds from our entry into a Strategic Product Supply and License Agreement with SK hynix on April 5, 2021, which we used, to support our operations. We have also funded our operations with our revolving line of credit under a bank credit facility with SVB and funds raised through the March 2025 Purchase Agreement.

The following tables present selected financial information as of June 27, 2026 and December 27, 2025 and for the first six months of 2026 and 2025 (in thousands):

	June 27,	December 27,
	2026	2025
Cash, cash equivalents and restricted cash	$40,655	$42,082
Working capital	22,098	(6,432)

	Six Months Ended
	June 27,	June 28,
	2026	2025
Net cash used in operating activities	$(18,514)	$(17,732)
Net cash used in investing activities	(49)	(25)
Net cash provided by financing activities	17,136	12,188

During the six months ended June 27, 2026, net cash used in operating activities was primarily a result of net income of $10 million, non-cash adjustments to net income of $2.1 million, and net cash outflows from changes in operating assets and liabilities of $30.6 million driven predominantly by an increase in accounts receivable, an increase in inventories, a decrease in deferred revenue related to advance payments from customers, partially offset by an increase in accounts payable and an increase in accrued payroll and related liabilities. Net cash provided by financing activities during the six months ended June 27, 2026 primarily consisted of $16.6 million in net proceeds from exercise of stock options and warrants, and $0.8 million in net borrowings under the 2023 SVB Credit Agreement (as defined below), partially offset by $0.3 million in payments of notes payable to finance insurance policies.

During the six months ended June 28, 2025, net cash used in operating activities was primarily a result of net loss of $15.6 million, non-cash adjustments to net loss of $2.1 million, and net cash outflows from changes in operating assets and liabilities of $4.2 million driven predominantly by a decrease in accounts payable, an increase in inventories due to orders not shipped in June 2025, partially offset by an increase in deferred revenue related to advance payments received on orders shipped in July 2025. Net cash provided by financing activities during the six months ended June 28, 2025 primarily consisted of $1.1 million in net proceeds from the issuance of common stock under the March 2025 Purchase Agreement and $11.6 million in net proceeds from issuance of common stock under the June 2025 Purchase Agreement (as defined below), partially offset by $0.1 million in net repayments under the 2023 SVB Credit Agreement (as defined below), and $0.4 million in payments of notes payable to finance insurance policies.

Capital Resources

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into a purchase agreement (the “March 2025 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the March 2025 Purchase Agreement subject to the conditions and limitations set forth in the March 2025 Purchase Agreement. As of June 27, 2026, $73.7 million remains available under the March 2025 Purchase Agreement with Lincoln Park. Sales under the March 2025 Purchase Agreement are subject to daily volume-based limits and a contractual floor price, and our ability to access the remaining capacity at any point in time depends on prevailing market prices and trading volumes.

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

June 2025 Offering

On June 24, 2025, we entered into a Securities Purchase Agreement (the “June 2025 Purchase Agreement”) with certain investors, including Chun K. Hong, Chairperson of our Board of Directors (the “Board” or “Board of Directors”), President and Chief Executive Officer (collectively, the “June 2025 Purchasers”), pursuant to which we issued and sold to the June 2025 Purchasers in a registered offering (the “June 2025 Offering”) an aggregate of (i) 17,142,860 shares of our common stock and (ii) Common Stock Purchase Warrants (the “June 2025 Warrants”) to purchase up to an aggregate of 34,285,720 shares of our common stock (the “June 2025 Warrant Shares”) at a combined purchase price of $0.70 per share and accompanying June 2025 Warrant. Mr. Hong purchased $3.0 million of shares and accompanying June 2025 Warrants in the June 2025 Offering. The June 2025 Offering closed on June 25, 2025. The net proceeds to us from the June 2025 Offering were approximately $11.6 million, after deducting placement agent fees and offering costs paid by us.

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

As of June 27, 2026, the outstanding borrowings under the 2023 SVB Credit Agreement were $2.6 million with no availability under the revolving line of credit. During the six months ended June 27, 2026, we had net borrowings of $0.8 million under the 2023 SVB Credit Agreement; because borrowing capacity is driven by eligible receivables and reserve adjustments, availability may fluctuate with collections and sales mix, and letters of credit issued under the facility and with other banks are secured by cash and reduce unrestricted liquidity.

Warrant Exercises

During the six months ended June 27, 2026, we received $16.3 million in proceeds from the cash exercise of issued and outstanding warrants to purchase 25,038,609 shares of common stock. From June 28, 2026 through August 6, 2026, we received $5.5 million in proceeds from the cash exercise of issued and outstanding warrants to purchase 5,676,949 shares of common stock. Future warrant exercises will likely depend on market conditions, the strategies of the individual warrant holders, and are ultimately at the discretion of the individual warrant holders. As such, future warrant exercises (if any) may be unpredictable and may not be representative of recent exercise activity.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents (including restricted cash balances), which totaled $40.7 million as of June 27, 2026, along with cash receipts from revenues, payments pursuant to the Samsung License Agreement (with the upfront payment expected in August 2026), potential borrowing availability, if any, under the 2023 SVB Credit Agreement, funds raised through the March 2025 Purchase Agreement, proceeds received from warrant exercises, and other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. This belief reflects our current assessment of known trends and uncertainties that could affect near-term liquidity, including the timing of cash effects from customer advance payments, fluctuations in borrowing-base availability and letters-of-credit usage and market conditions that affect our ability to utilize the March 2025 Purchase Agreement. However, this estimate may ultimately be incorrect and we may use our cash resources faster than we expect as a result of many factors, including costs to defend our intellectual property portfolio, the results of ongoing litigation and legal proceedings, demand and acceptance of our products, whether our current customers continue purchasing our products, costs of developing and improving our products, our results of operations, including our level of net product sales that we receive which can vary based on a number of factors, including the amount and timing of vendor payments, the timing of customer orders, the effects of changes in international trade policy, non-reoccurring items and changing projected inventory needs and estimates.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation, our management concluded there was a material weakness in our internal controls due to the historical lack of independent Board member and audit committee oversight of our financial reporting process until the recent Board appointments and audit committee’s reformation in June 2025. While we now have a standing audit committee comprised of an independent Board member, this oversight will need to operate effectively for a sufficient period of time before management may consider our previously identified material weakness to be remediated. As a result of these circumstances, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 27, 2026.

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

Changes in Internal Control over Financial Reporting and Remediation Initiatives

In June 2025, we formed an audit committee of our Board (the “Audit Committee”) and appointed two additional independent members of our Board of Directors. This Audit Committee now assists in evaluating our system of internal controls and provides oversight of our financial reporting process. Despite the reformation of our Audit Committee and these recent appointments, the material weakness discussed above cannot be considered remediated until these controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

The information under “Commitments and Contingencies” in Note 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in “Risk Factors” in Part I, Item 1A of our Annual Report.

We entered into a Supply Agreement with Samsung Semiconductor with the right to purchase from Samsung Semiconductor for an aggregate of up to $1.5 billion of DRAM and NAND products, subject to certain limitations, and if Samsung Semiconductor breaches or is unable to honor its obligations under the Supply Agreement, our business could be adversely impacted. In addition, the quarterly license fee payments we expect to receive under the Samsung License Agreement are subject to adjustment, reduction, and potential refund obligations, which could reduce the amounts we ultimately retain.

In August 2026, we entered into the Supply Agreement with Samsung Semiconductor for a term of five years, which grants us the right to purchase from Samsung Semiconductor up to $300 million of DRAM and NAND products each year for an aggregate of up to $1.5 billion during the term of the Supply Agreement, subject to certain limitations. There can be no assurance that Samsung Semiconductor will fulfill its obligations under the Supply Agreement. Samsung Semiconductor may breach or fail to honor its obligations under the Supply Agreement for a number of reasons, including as a result of financial difficulties, operational disruptions, changes in its business strategy or priorities, disputes regarding pricing or product specifications, regulatory restrictions (including export controls, sanctions, or trade restrictions) affecting Samsung Semiconductor’s ability to transact with us, or a determination by Samsung Semiconductor that performance under the Supply Agreement is no longer commercially viable. In addition, Samsung Semiconductor may experience manufacturing constraints, production delays, or quality control issues that prevent it from delivering products in accordance with the terms of the Supply Agreement. The Supply Agreement also contains significant limitations on our remedies in the event of Samsung Semiconductor's breach or non-performance. As a result, even if Samsung Semiconductor fails to perform, our ability to recover damages may be substantially limited.

If the Supply Agreement is terminated or if Samsung Semiconductor is otherwise unable or unwilling to supply the products upon our exercise of purchase rights thereunder, we may experience supply shortages for certain of our products, increased lead times and delays in the delivery of our products to customers. We may also be unable to procure substitute products on comparable terms or at all. Any such disruption could adversely affect our ability to satisfy customer demand, result in lost revenue, and cause us to incur additional costs, any of which could have a material adverse effect on our business, results of operations and financial condition.

In addition, under the Samsung License Agreement, the quarterly license fee payments payable by Samsung are calculated based on a revenue-based formula and are subject to a per-quarter cap and to certain adjustment and refund rights that may apply to royalties received in years four and five of the license term. As a result, the aggregate amounts we ultimately receive under the Samsung License Agreement may be less than the maximum amounts payable thereunder. If we fail to receive the amounts expected or due to us pursuant to the Samsung License Agreement, our business, prospects and results of operations and financial condition may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Trading Arrangements

During the fiscal quarter ended June 27, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

On April 23, 2026, Chun K. Hong, our President, Chief Executive Officer and Chairperson of our Board terminated a trading plan intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) of the Exchange Act, originally adopted on September 12, 2025, for the sale of up to 2,388,823 shares of our common stock and certain shares of common stock to satisfy applicable tax withholding obligations upon the vesting of 412,250 restricted stock units. The plan was originally scheduled to terminate on December 31, 2026.

On April 23, 2026, Mr. Hong and Won Kyung Cha, as trustees of the Chun Ki Hong Won Kyung Cha Community Property Trust dated 8/16/2004, terminated a trading plan intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) of the Exchange Act, originally adopted on September 12, 2025, for the sale of up to 3,611,177 shares of our common stock. The plan was originally scheduled to terminate on December 31, 2026.

On April 29, 2026, Jun Cho, a director of our Board, terminated a trading plan intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) of the Exchange Act, originally adopted on September 12, 2025, for the sale of up to 50,000 shares of our common stock. The plan was originally scheduled to terminate on December 31, 2026.

On June 12, 2026, Mr. Hong entered into a Rule 10b5-1 sales plan (the “Hong 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The Hong 10b5-1 Sales Plan, which has a term that expires on September 12, 2027, provides for the sale of up to 4,150,000 shares of our common stock.

Item 6.	Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 17, 2018
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K/A	001-33170	September 25, 2025
3.2	Second Amended and Restated Bylaws of Netlist, Inc.		10-Q	001-33170	November 7, 2024
10.1#	Netlist, Inc. 2026 Performance Equity Plan, dated July 1, 2026		8-K	001-33170	July 2, 2026
10.2#	Form of Restricted Stock Unit Agreement issued pursuant to Netlist, Inc. 2026 Performance Equity Plan		8-K	001-33170	July 2, 2026
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32.1+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:August 11, 2026	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)