Form 10-Q
period 2026-09-26
NETLIST INC
filed 2026-11-10
CIK 1282631

]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

or

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

As of November 5, 2026, there were 388,041,589 outstanding shares of the registrant’s common stock.

NETLIST, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 26, 2026

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value) (Unaudited)

	September 26,	December 27,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$317,685	$31,782
Restricted cash	10,000	10,300
Accounts receivable, net of allowances of $72 (2026) and $33 (2025)	4,969	2,411
Inventories	16,778	3,383
Prepaid expenses and other current assets	11,536	332
Total current assets	360,968	48,208
Property and equipment, net	285	300
Operating lease right-of-use assets	1,154	541
Deferred income taxes	89,088	—
Other assets	38,343	428
Total assets	$489,838	$49,477

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$71,145	$20,612
Revolving line of credit	—	1,788
Accrued payroll and related liabilities	1,320	852
Deferred revenue	78,405	30,570
Other current liabilities	650	818
Total current liabilities	151,520	54,640
Deferred revenue, noncurrent	179,641	—
Operating lease liabilities	716	23
Other liabilities	17	17
Total liabilities	331,894	54,680
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value—10,000 shares authorized: Series A preferred stock, $0.001 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value—675,000 shares authorized; 378,042 (2026) and 307,337 (2025) shares issued and outstanding	379	308
Additional paid-in capital	424,581	357,001
Accumulated deficit	(267,016)	(362,512)
Total stockholders' equity (deficit)	157,944	(5,203)
Total liabilities and stockholders' equity (deficit)	$489,838	$49,477

See accompanying Notes to Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Net product sales	$60,194	$42,234	$274,931	$112,915
License fee	44,910	—	44,910	—
Net sales	105,104	42,234	319,841	$112,915
Cost of sales	36,247	40,396	205,712	108,385
Gross profit	68,857	1,838	114,129	4,530
Operating expenses:
Research and development	1,054	822	3,205	2,548
Intellectual property legal fees	16,211	5,035	41,938	15,542
Selling, general and administrative	11,021	3,131	18,511	9,604
Total operating expenses	28,286	8,988	63,654	27,694
Operating income (loss)	40,571	(7,150)	50,475	(23,164)
Other income, net:
Interest income, net	864	106	945	459
Other income, net	31	34	94	130
Total other income, net	895	140	1,039	589
Income (loss) before income tax benefit	41,466	(7,010)	51,514	(22,575)
Income tax benefit	(43,982)	—	(43,982)	—
Net income (loss)	$85,448	$(7,010)	$95,496	$(22,575)

Earnings (loss) per share:
Basic	$0.24	$(0.02)	$0.29	$(0.08)
Diluted	$0.22	$(0.02)	$0.26	$(0.08)
Weighted-average common shares outstanding:
Basic	356,097	292,557	331,046	280,229
Diluted	393,420	292,557	368,377	280,229

See accompanying Notes to the Condensed Consolidated Financial Statements.

B

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands) (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 27, 2025	307,337	$308	$357,001	$(362,512)	$(5,203)
Net income	—	—	—	8,645	8,645
Exercise of stock options	391	—	260	—	260
Exercise of warrants	9,643	10	5,776	—	5,786
Stock-based compensation	—	—	956	—	956
Restricted stock units vested and distributed	551	1	(1)	—	—
Balance, March 28, 2026	317,922	319	363,992	(353,867)	10,444
Net income	—	—	—	1,403	1,403
Exercise of stock options	75	—	49	—	49
Exercise of warrants	15,396	15	10,463		10,478
Stock-based compensation	—	—	809	—	809
Restricted stock units vested and distributed	501	1	(1)	—	—
Balance, June 27, 2026	333,894	335	375,312	(352,464)	23,183
Net income	—	—	—	85,448	85,448
Issuance of common stock, net	10,000	10	16,980	—	16,990
Exercise of stock options	52	—	32	—	32
Exercise of warrants	34,058	34	25,384	—	25,418
Stock-based compensation	—	—	6,873	—	6,873
Restricted stock units vested and distributed	38	—	—	—	—
Balance, September 26, 2026	378,042	$379	$424,581	$(267,016)	$157,944

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

See accompanying Notes to the Condensed Consolidated Financial Statements.

NETLIST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 26,	September 27,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$95,496	$(22,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	216	212
Non-cash lease expense	386	418
Gain on forgiveness of payables	(94)	(630)
Stock-based compensation	8,638	2,744
Deferred income taxes	(89,088)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,558)	(2,483)
Inventories	(13,395)	(14,821)
Prepaid expenses and other assets	154	(11,031)
Accounts payable	17,672	(5,024)
Accrued payroll and related liabilities	468	57
Deferred revenue	227,476	26,934
Other liabilities	(380)	(1,796)
Net cash provided by (used in) operating activities	244,991	(27,995)
Cash flows from investing activities:
Acquisition of property and equipment	(185)	(25)
Net cash used in investing activities	(185)	(25)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(1,788)	2,207
Payments on notes payable	(438)	(537)
Proceeds from issuance of common stock, net	1,000	12,571
Proceeds from exercise of stock options and warrants	42,023	75
Payments for taxes related to net share settlement of equity awards	—	(59)
Net cash provided by financing activities	40,797	14,257
Net change in cash, cash equivalents and restricted cash	285,603	(13,763)
Cash, cash equivalents and restricted cash at beginning of period	42,082	34,607
Cash, cash equivalents and restricted cash at end of period	$327,685	$20,844

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$317,685	$10,544
Restricted cash	10,000	10,300
Cash, cash equivalents and restricted cash at end of period	$327,685	$20,844

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

In the opinion of management, all adjustments for the fair presentation of our condensed consolidated financial statements have been made. The adjustments are of a normal recurring nature except as otherwise noted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year. We have evaluated events occurring subsequent to September 26, 2026 through the filing date of this Quarterly Report on Form 10-Q and concluded that there were no events that required recognition and disclosures other than those discussed elsewhere in the notes hereto.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Significant items subject to such estimates and assumptions made by management include, but are not limited to, the determination of inventory reserves, allowance for doubtful accounts, the discount rate used for lease obligation, the fair value of performance stock units and the probability of achieving the applicable performance conditions, valuation allowances on deferred income tax assets, and, under our intellectual property license agreement, the identification of performance obligations, the timing of their satisfaction and estimates of variable consideration, including the constraint on variable consideration, and the grant-date fair value of common stock issued to a supplier, including the discount for lack of marketability for post-vesting transfer restrictions. Actual results may differ materially from those estimates.

Revenue Recognition

Our significant accounting policies remain consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2025, except as described below.

Intellectual Property License and Royalty Revenue

During the third quarter of 2026, we entered into a five-year patent license agreement under which we granted Samsung Electronics a license to our patent portfolio. Under the Samsung License Agreement, we may receive total license fees of up to $750.0 million, consisting of a $200.0 million upfront license fee and quarterly license fees of up to $27.5 million per quarter for 20 quarters, subject to variable consideration described below. Including foreign withholding taxes paid by Samsung on our behalf, the total potential consideration is up to approximately $898.2 million. During the third quarter of 2026, we received $227.5 million ($272.5 million inclusive of foreign withholding taxes paid by Samsung on our behalf), consisting of the upfront license fee and the first quarterly license fee. License fee revenue is recognized inclusive of foreign withholding taxes paid by Samsung on our behalf, as described below.

Our intellectual property license and royalty revenue is comprised of licenses which provide Samsung the right to access our portfolio of patents, including patents added to the portfolio during the license term, in exchange for license fees and sales-based royalties. License fee revenue is recognized on a straight-line basis over the license term. Royalty revenue is recognized in the fiscal quarter to which the royalty relates. License fees and royalties are recognized gross of foreign withholding taxes paid by Samsung on our behalf, which are recorded as an income tax asset until utilized.

Performance Obligations

Our intellectual property license and royalty revenue includes a single performance obligation to provide Samsung with the right to access our patent portfolio, including patents added to the portfolio during the license term, which is satisfied over time. We use a time-elapsed measure of progress because the licensing rights are made available to the customer evenly throughout the license term.

Royalties are variable consideration based on Samsung’s reported revenue and are recognized in accordance with the sales-based royalty guidance under ASC Topic 606, Revenue from Contracts with Customers, in the calendar quarter to which the royalty relates. We have elected the optional exemption not to include sales-based royalties in the remaining performance obligation disclosed under Contract Assets and Liabilities below; these royalties will be determined quarterly over the remaining license term through July 2031. The remaining performance obligation also excludes variable consideration that is constrained, as described under Variable Consideration below.

Variable Consideration

Our licensing agreement includes variable consideration that is contingent upon events occurring in the later periods of the contract. We include variable consideration in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the related matters are resolved. We reassess the estimate of variable consideration at each reporting date. Changes to our estimate of variable consideration are accounted for as changes in the transaction price. Based on our current estimates, no variable consideration was excluded from the transaction price.

Contract Assets and Liabilities

We continually evaluate whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. Generally, we do not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. Contract liabilities (deferred revenues) are comprised of payments received from our customers in advance of transferring products to customers and upfront license fees received in advance of satisfying our license performance obligation over the license term.

As of September 26, 2026 and December 27, 2025, deferred revenue was $258.0 million and $30.6 million, respectively. Deferred revenue at September 26, 2026 included $227.5 million related to the unrecognized upfront license fee, of which $47.9 million is expected to be recognized within the next 12 months and the remainder through July 2031. The remaining $30.5 million related to advance payments received during the third quarter of 2026 on product orders shipped subsequent to the end of the quarter. Deferred revenue at December 27, 2025 was related to advance payments received during the quarter on product orders shipped subsequent to the end of the quarter.

During the three and nine months ended September 26, 2026, we recognized $3.0 million and $30.6 million, respectively, of revenue included in deferred revenue at the beginning of each period, all related to product orders.

We capitalize incremental costs of obtaining contracts with customers when such costs are expected to be recovered. These costs include contingent legal fees that would not have been incurred if the related contracts had not been obtained. Legal fees and other costs that do not qualify for capitalization are expensed as incurred.

Capitalized contract acquisition costs are amortized on a systematic basis consistent with the transfer of the goods or services to which the costs relate and are evaluated for impairment in accordance with ASC 340-40.

In connection with our license agreement with Samsung, we capitalized contingent legal fees that represent incremental costs of obtaining the agreement and are expected to be recovered through the consideration received under the agreement. These costs are being amortized on a straight-line basis over the 20-quarter license term, consistent with the recognition of the related license revenue.

As of September 26, 2026, capitalized contract acquisition costs totaled approximately $32.9 million, consisting of $7.2 million classified as current assets and $25.6 million classified as noncurrent assets in the accompanying condensed consolidated balance sheets. Amortization expense related to these costs was approximately $1.8 million for the three and nine months ended September 26, 2026.

Prepaid Vendor Nonrefundable Deposit

Equity instruments issued to suppliers for goods or services are accounted for under ASC 718, Compensation—Stock Compensation. When the supplier is also a customer or customer affiliate, we apply the consideration payable to a customer guidance in ASC 606. The grant-date fair value of common stock subject to post-vesting transfer restrictions reflects a discount for lack of marketability.

Advance payments for contractual rights to access supplier products are recorded as prepaid vendor nonrefundable deposit assets and recognized in cost of sales on a straight-line basis over the contract term. Amounts expected to be recognized within 12 months are classified as prepaid expenses and other current assets, with the remainder classified as other assets. Recoverability is assessed at each reporting date, and any unamortized balance is recognized in cost of sales upon early termination of the supply arrangement.

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

In May 2025, the Financial Accounting Standards Board issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which clarifies accounting for shares, warrants, and other share-based awards an entity grants to its customers. This ASU is effective for the annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance on a regular basis. Accordingly, the Company considers itself to be one reportable segment, which is comprised of one operating segment: license revenues and product sales.

Significant expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Expense:
Employee Compensation (1)	$2,382	$1,903	$6,899	$5,966
Stock-Based Compensation	6,873	760	8,638	2,744
Program Expenses (2)	1,378	717	2,686	1,833
Professional Fees (3)	16,470	4,835	42,082	14,976
(1)	The amounts consisted of employee compensation related to both cost of goods sold (“COGS”) and operating expenses. The amounts do not include stock-based compensation. The amounts do not include professional fees.
(2)	The amounts consisted of costs, such as outside services, depreciation, and dues and subscriptions, related to both COGS and operating expenses. The amounts do not include professional fees.
(3)	The amounts consisted of legal fees, tax and audit fees.

Note 2—Supplemental Financial Information

Inventories

Inventories consisted of the following (in thousands):

	September 26,	December 27,
	2026	2025
Raw materials	$982	$181
Work in process	1,393	190
Finished goods	14,403	3,012
	$16,778	$3,383

Cash Flow Information

The following table shows supplemental disclosures of cash flow information and non-cash financing activities (in thousands):

	Nine Months Ended
	September 26,	September 27,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$47	$35
Supplemental disclosure of non-cash investing and financing activities:
Debt financing of insurance	$438	$537
Lease modification to increase operating lease assets	$999	$—
Contract acquisition costs capitalized but not yet paid	$32,861	$—
Common stock issued in exchange for a prepaid vendor nonrefundable deposit in connection with a supply agreement	$15,990	$—

Earnings (Loss) Per Share

The following table shows the computation of basic and diluted earnings (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Numerator: Net income (loss)	$85,448	$(7,010)	$95,496	$(22,575)

Denominator:
Weighted-average basic shares outstanding	356,097	292,557	331,046	280,229
Effect of dilutive securities	37,323	—	37,331	—
Weighted-average diluted shares	393,420	292,557	368,377	280,229

Basic income (loss) per share	$0.24	$(0.02)	$0.29	$(0.08)
Diluted income (loss) per share	$0.22	$(0.02)	$0.26	$(0.08)

The table below shows potentially dilutive weighted average common share equivalents, consisting of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method and the shares issuable upon vesting of the restricted stock units (“RSUs”). These potential weighted average common share equivalents have been included in the three and nine months ended September 26, 2026 in the diluted net earnings per share calculations above as their effect would be dilutive and excluded in the three and nine months ended September 27, 2025 from the diluted net loss per share calculations above as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Weighted average common share equivalents	37,323	418	37,331	532

For the nine months ended September 26, 2026, 1,069,597 weighted-average common share equivalents were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

For the three and nine months ended September 26, 2026, 29,600,000 potential common shares associated with outstanding performance stock units (“PSUs”) were excluded from the computation of diluted net earnings per share because the applicable performance and market conditions had not been met as of September 26, 2026.

Disaggregation of Net Sales

The following table shows disaggregated net sales by major source (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Net product sales	$60,194	$42,234	$274,931	$112,915
License fee	44,910	—	44,910	—
Total net sales	$105,104	$42,234	$319,841	$112,915

Beginning in the third quarter of 2026, we disaggregate net sales into net product sales and license fee revenue. License fee revenue, which arises under the Samsung License Agreement, beginning in the third quarter of 2026 is recognized over the license term or in the period to which the related quarterly license fee relates, as described in Note 1, and its amount and timing are determined by the terms of the agreement. Net product sales, which consist of resales of third-party memory products and sales of our modular memory subsystems, are recognized at a point in time upon transfer of control to the customer and are similarly affected by memory supply, demand and pricing conditions. Accordingly, we no longer present resales of third-party products and sales of our modular memory subsystems as separate categories. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no effect on previously reported net sales, net income (loss) or stockholders' equity (deficit).

Net sales by country presented below are based on the billing location of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
United States	$27,799	$3,618	$53,294	$7,446
People's Republic of China (1)	12,479	36,112	167,362	101,129
Malaysia	14,902	1,026	45,291	1,777
Republic of Korea	44,910	—	44,910	—
Other countries	5,014	1,478	8,984	2,563
Total net sales	$105,104	$42,234	$319,841	$112,915
(1)	The People’s Republic of China (“PRC”) includes Hong Kong and Taiwan.

The United States, PRC, Malaysia, and Republic of Korea accounted for more than 10% of our net sales for each of the three and nine months ended September 26, 2026. The PRC accounted for more than 10% of our net sales for each of the three and nine months ended September 27, 2025.

As of December 27, 2025, we had deferred revenue of $30.6 million. These deferred revenues related to advance payments received during the quarter on product orders shipped subsequent to the end of quarter. These revenues were recognized during the three months ended March 28, 2026 upon shipment of orders.

As of September 26, 2026, we had deferred revenue of $258.0 million. These deferred revenues included $227.5 million related to the unrecognized upfront license fee, of which $47.9 million is expected to be recognized within the next 12 months and the remainder through July 2031. The remaining $30.5 million related to advance payments received during the quarter on product orders shipped subsequent to the end of quarter, which is expected to be recognized during the three months ending January 2, 2027 upon shipment of orders.

Major Customers, Suppliers and Products

Our net product sales have historically been concentrated in a small number of customers. The following table sets forth the percentage of net product sales made to customers that each comprise 10% or more of total product sales:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Customer A	15%	36%	27%	30%
Customer B	*	13%	*	*
Customer C	*	18%	*	12%
Customer D	24%	*	15%	*
Customer E	25%	*	10%	*
Customer F	*	*	10%	*
*

Less than 10% of net product sales during the period. In addition, license fee revenue under the Samsung License Agreement, all of which was derived from a single licensee, represented approximately 43% and 14% of our total net sales for the three and nine months ended September 26, 2026, respectively. We had no license fee revenue during the three and nine months ended September 27, 2025.

As of September 26, 2026, three customers represented approximately 35%, 29%, and 14%, of aggregate gross accounts receivable. As of December 27, 2025, four customers represented approximately 33%, 19%, 14%, and 11% of aggregate gross accounts receivable. The loss of a major customer or a reduction in sales to or difficulties collecting payments from these customers could significantly reduce our net sales and adversely affect our operating results. We mitigate risks associated with foreign and domestic receivables by purchasing comprehensive credit insurance.

Our purchases are typically concentrated in a small number of suppliers. The following table shows the percentage of purchases made from suppliers that each comprise 10% or more of total purchases:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Supplier A	19%	94%	79%	93%
Supplier B	36%	*	*	*
Supplier C	24%	*	*	*
*	Less than 10% of purchases during the period.

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

On August 4, 2026, we entered into a five-year Supply Agreement (the “SSI Supply Agreement”) with Samsung Semiconductor, Inc. (“Samsung Semiconductor”), effective as of July 31, 2026 (the “Effective Date”). Pursuant to the SSI Supply Agreement, the Company has the right to purchase from Samsung Semiconductor up to $300 million of DRAM and NAND products each year for an aggregate of up to $1.5 billion during the term of the SSI Supply Agreement on the pricing terms set forth therein. In connection with the agreement, we issued 10.0 million shares of common stock to Samsung Semiconductor for $1.0 million in cash (see Note 7). The shares had a grant-date fair value of $17.0 million, resulting in a $16.0 million prepaid supply asset and a corresponding increase in additional paid-in capital. The asset is recognized in cost of sales on a straight-line basis over the five-year agreement term.

As of September 26, 2026, the prepaid supply asset was $15.5 million, of which $3.2 million was classified in prepaid expenses and other current assets and $12.3 million in other assets. During the three and nine months ended September 26, 2026, we recognized $0.5 million of amortization of the prepaid supply asset in cost of sales. We expect to recognize amortization of the prepaid supply asset of approximately $0.9 million for the remainder of 2026, $3.2 million in each of 2027 through 2030, and $1.9 million in 2031.

Note 3—Financing Arrangements

On November 7, 2023, we entered into a loan and security agreement (as amended to date, the “2023 SVB Credit Agreement”) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (“SVB”), which provides for a revolving line of credit up to $10.0 million. The borrowing base is limited to 85% of eligible accounts receivable, subject to certain adjustments. Borrowings accrue interest on advances at a per annum rate equal to the greater of 8.50% and the Wall Street Journal prime rate. On November 7, 2025, we entered into a first amendment to the loan and security agreement (the “2023 SVB Credit Agreement Amendment”) to, among other things, extend the maturity date from November 7, 2025 to November 7, 2027.

As of September 26, 2026, all obligations under the 2023 SVB Credit Agreement were secured by a first priority security interest in our tangible and intangible assets (excluding our intellectual property). The 2023 SVB Credit Agreement subjects us to certain affirmative and negative covenants, including financial covenants with respect to our liquidity and restrictions on the payment of dividends. As of September 26, 2026, we were in compliance with our covenants under the 2023 SVB Credit Agreement.

We have letters of credit issued by SVB under the 2023 SVB Credit Agreement and Citibank, N.A., which are secured by cash and are classified as restricted cash in the condensed consolidated balance sheets. As of September 26, 2026 and December 27, 2025, (i) outstanding letters of credit were $10.0 million and $10.3 million, respectively, (ii) outstanding borrowings were $0 and $1.8 million, respectively, and (iii) availability under the revolving line of credit was $4.2 million and $0, respectively.

Note 4—Leases

We have operating and finance leases primarily associated with office and manufacturing facilities and certain equipment. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment.

Lease cost and supplemental condensed consolidated cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Lease cost:
Operating lease cost	$147	$152	$443	$462
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$178	$172	$533	$521
Lease modification to increase operating lease assets	$—	$—	$999	$—

For each of the three and nine months ended September 26, 2026 and September 27, 2025, finance lease costs and cash flows from finance leases were immaterial.

Supplemental condensed consolidated balance sheet information related to leases was as follows (in thousands):

	September 26,	December 27,
	2026	2025
Operating Leases
Operating lease right-of-use assets	$1,154	$541
Other current liabilities	$424	$619
Operating lease liabilities	716	23
Total operating lease liabilities	$1,140	$642

Finance Leases
Property and equipment, at cost	$488	$488
Accumulated depreciation	(438)	(380)
Property and equipment, net	$50	$108
Other current liabilities	$—	$3
Other liabilities	—	—
Total finance lease liabilities	$—	$3

The following table includes supplemental information:

	September 26,	December 27,
	2026	2025
Weighted Average Remaining Lease Term (in years)
Operating leases	3.0	1.0
Finance leases	—	0.6

Weighted Average Discount Rate
Operating leases	8.4%	5.5%
Finance leases	—	5.5%

Maturities of lease liabilities as of September 26, 2026, were as follows (in thousands):

Operating
Fiscal Year	Leases
2026	$178
2027	424
2028	340
2029	349
Total lease payments	1,291
Less: imputed interest	(151)
Total	$1,140

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

Note 5—Income Taxes

We recorded income tax benefit of $44.0 million and $44.0 million for the three and nine months ended September 26, 2026, respectively. We recorded no income tax provision for the three and nine months ended September 27, 2025.

Our effective tax rate was (85.4)% and (85.4)% for the three and nine months ended September 26, 2026, respectively, and 0% for the three and nine months ended September 27, 2025. The effective tax rate for the 2026 periods differs from the U.S. statutory rate of 21% primarily due to the discrete benefit from the release of valuation allowance described below.

During the third quarter of 2026, we released $56.5 million of its valuation allowance on federal and state deferred tax assets. Of this amount, $48.6 million was recognized as a discrete benefit resulting from a change in judgment about the realizability of beginning-of-year deferred tax assets. The remaining $7.9 million is reflected in the estimated annual effective tax rate. Management based this conclusion on all available positive and negative evidence, including cumulative income in recent years and projected future taxable income, and concluded it is more likely than not that these deferred tax assets will be realized.

As of September 26, 2026, we maintained a valuation allowance of $23.0 million, primarily against federal net operating loss carryforwards expected to be utilized against projected 2026 taxable income and foreign tax credits that are not expected to be utilized due to limitation. The remainder relates to certain state and China deferred tax assets. We will continue to evaluate the realizability of its deferred tax assets in future periods.

Note 6—Commitments and Contingencies

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

We retain the services of law firms that specialize in patent licensing and enforcement and patent law in connection with our licensing and enforcement activities. These law firms are often paid an additional fee on a percentage of any negotiated fee, settlements or judgments awarded based on how and when the fees, settlements or judgments are obtained. During the third quarter and first nine months of 2026 we recognized $1.8 million of contingent fee in connection with our Samsung settlement. Contingent fees in connection with settlement agreements are incremental costs of obtaining a contract to be capitalized and amortized over the license term.

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

On August 4, 2026, we entered into a five-year term Patent Cross License Agreement (the “Samsung License Agreement”) with Samsung, effective as of July 1, 2026 (the “Effective Date”). Pursuant to the Samsung License Agreement, each party granted the other party a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty-bearing (in the case of Samsung as licensee) or royalty-free (in the case of us as licensee) licenses to certain patents. In consideration of the license under our patents, Samsung paid the Company an upfront license fee of $200 million and agreed to pay quarterly license fees of up to $27.5 million for each of the twenty calendar quarters from the Effective Date through the second calendar quarter of 2031, with the amount of each quarterly license fee payment to be calculated in accordance with a revenue-based formula set forth in the Samsung License Agreement. These quarterly amounts may be subject to certain adjustments based on events occurring during later terms of the contract. Under the Samsung License Agreement, Samsung is responsible for all Korean withholding taxes applicable to the license fee payments and is required to gross up such payments so that the Company receives the full stated amounts. As a result, Samsung’s total payment obligation under the Samsung License Agreement, inclusive of estimated Korean withholding taxes payable to the Korean tax authorities, is up to approximately $898.2 million consisting of approximately $239 million in upfront fees and $32.9 million in fees per quarter.

On August 4, 2026, we entered into a Settlement and Release Agreement (the “Samsung Settlement Agreement”) effective as of the Effective Date with Samsung. The Samsung Settlement Agreement was entered into in settlement of the pending legal proceedings between us and Samsung identified therein.

On October 5, 2026, we entered into the Micron License Agreement (as defined below) and the Micron Settlement Agreement (as defined below) with Micron Technology, Inc., resolving our pending patent litigations with Micron (as defined below). Pursuant to the Micron Settlement Agreement, the parties will stipulate to dismiss the pending proceedings within the time period set forth in the Micron Settlement Agreement following receipt of the initial amount due to the Company pursuant to the Micron License Agreement. See Note 10 to these condensed consolidated financial statements for additional information.

Samsung Litigation

In connection with the August 4, 2026 settlement between Netlist and Samsung, the parties have jointly dismissed all litigation pending at the U.S. District Courts and the International Trade Commission (“ITC”).

Micron Litigation

In connection with the October 5, 2026 settlement between Netlist and Micron, the parties have jointly moved to dismiss all litigation pending at the U.S. District Courts, the District Court of the Fourth Judicial District of the State of Idaho, Ada County, and the International Trade Commission (“ITC”). See Note 10 to these condensed consolidated financial statements for additional information.

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

Kingston Litigation

On October 16, 2026, Netlist filed a complaint against Kingston Technology Company, Inc. and Kingston Technology Corporation in the U.S. District Court for the Central District of California, case no. 8:26-cv-03047, for infringement of U.S. Patent Nos. 12,373,366 and 12,762,074, seeking damages, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, and equitable relief.

On November 4, 2026, Netlist filed a complaint against Kingston Technology Company, Inc., Kingston Technology Corporation, Kingston Technology Far East Corp., Kingston Technology (Shanghai) Co., Kingston Technology (Shanghai) Co., Ltd., Kingston Digital, Inc., and Kingston Solutions, Inc. (collectively, “Kingston”) in the U.S. District Court for the Central District of California, case no. 8:26-cv-03262, for infringement of U.S. Patent Nos. 10,025,731 (“the ’731 Patent”), 11,200,120 (“the ’120 Patent”), 11,914,481 (“the ’481 Patent”), and 12,675,407 (“the ’407 Patent”), seeking damages, a finding of willful infringement and enhanced damages pursuant to 35 U.S.C. § 284, an exceptional case finding and reasonable attorneys’ fees pursuant to 35 U.S.C. § 285, and equitable relief.

On November 5, 2026, Netlist filed a complaint under Section 337 of the Tariff Act of 1930, as amended (19 U.S.C. § 1337) at the U.S. International Trade Commission (“ITC”), docket no. 337-3946, for patent infringement against Kingston and Lenovo (Beijing) Ltd., Lenovo (United States) Inc., Lenovo Global Technology (United States) Inc., Lenovo Group Ltd., and Lenovo PC HK Ltd. (collectively, “Lenovo”), CDW Corp., CDW Logistics LLC, Ingram Micro, Inc., Insight Direct USA, Inc., Insight Enterprises, Inc., and Zones LLC (collectively, “Respondents”). The complaint alleges infringement of the ’731, ’120, ’481, and ’407 Patents by Kingston’s Double Data Rate 5th Gen. (“DDR5”) Registered Dual Inline Memory Module (“RDIMM”) or solid state drive (“SSD”), products containing the same, and components thereof. Netlist seeks a limited exclusion order and a permanent cease-and-desist order from the ITC to stop Respondents’ infringing acts with respect to these infringing products.

Challenges to Netlist Patents at the USPTO and the PTAB

Although the Samsung Settlement Agreement and the Micron Settlement Agreement resolved our pending disputes with Samsung and Micron, certain proceedings before the USPTO, the PTAB and the CAFC remain pending. Samsung and Micron have withdrawn from the appeals that we filed with the CAFC from adverse PTAB final written decisions, but those appeals, which seek to reverse findings of unpatentability that would otherwise remain in effect as to all third parties, continue. In addition, ex parte reexaminations ordered by the USPTO proceed between the USPTO and the patent owner and are not terminated by a settlement with the requester, and certain reexamination requests were filed by unidentified parties that are not party to either settlement. We intend to continue to pursue these appeals and to defend our patents in these proceedings. The status of each such proceeding is described below.

On February 17, 2022, Samsung filed a Petition for IPR of Claim 16 of the ’912 Patent (Case No. IPR2022-00615). On November 18, 2022, Micron also filed a Petition for IPR of Claim 16 of the ’912 Patent, IPR2023-00203. On April 17, 2024, the PTAB issued a final written decision in the two IPRs finding Claim 16 of the ’912 Patent unpatentable. On September 10, 2024, Netlist filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (“CAFC”) (Case No. 2024-2304). In connection with the August 4, 2026 settlement between Netlist and Samsung, Samsung withdrew from this appeal. On September 9, 2026, the CAFC heard oral arguments on this appeal. In connection with the October 5, 2026 settlement between Netlist and Micron, Micron also withdrew from this appeal. On September 14, 2026, the CAFC issued an order asking the USPTO whether it would intervene in this appeal. The appeal remains pending.

On March 2, 2022, Samsung filed a Petition for IPR of the ’339 Patent (Case No. IPR2022-00639). On November 18, 2022, Micron also filed a Petition for IPR of the ’339 Patent (Case No. IPR2023-00204). On October 18, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On April 11, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-1707). On March 6, 2026, the CAFC heard oral arguments on this appeal. On September 2, 2026, the CAFC affirmed the PTAB’s final written decision.

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

On May 17, 2022, Samsung filed a Petition for IPR of the ’054 Patent (Case No. IPR2022-00999). On January 6, 2023, Micron also filed a Petition for IPR of the ’054 Patent (Case No. IPR2023-00405). On December 5, 2023, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On May 20, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-1863). On June 3, 2024, this appeal was consolidated with the above appeal on the IPR of the ’918 Patent (Case No. 2024-1859). On March 6, 2026, the CAFC heard oral arguments on the consolidated appeals of the IPRs of the ’918 and ’054 Patents. On September 2, 2026, the CAFC affirmed the PTAB’s final written decisions.

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

On August 26, 2022, Samsung filed a Petition for IPR of the ’060 Patent (Case No. IPR2022-01428). On May 8, 2023, Micron also filed a Petition for IPR of the ’060 Patent (Case No. IPR2023-00882). On April 1, 2024, the PTAB issued a final written decision in the two IPRs finding all challenged claims unpatentable. On August 19, 2024, Netlist filed a notice of appeal to the CAFC (Case No. 2024-2241). On September 6, 2024, this appeal was consolidated with the above appeal on the IPR of the ’160 Patent (Case No. 2024-2240). On March 6, 2026, the CAFC heard oral arguments on the consolidated appeals of the IPRs of the ’160 and ’060 Patents. On September 2, 2026, the CAFC affirmed the PTAB’s final written decisions.

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

On September 9, 2026, the CAFC heard oral arguments on the consolidated appeals of the IPRs of the ’215 and ’417 Patents. In connection with the August 4, 2026 settlement between Netlist and Samsung, Samsung withdrew from these consolidated appeals. In connection with the October 5, 2026 settlement between Netlist and Micron, Micron also withdrew from these consolidated appeals. These consolidated appeals remain pending.

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

On August 25, 2025, Samsung filed a Petition for Post Grant Review (“PGR”) of the ’087 Patent (Case No. PGR2025-00071) and a Petition for IPR of the ’087 Patent (IPR2025-01402). On February 18, 2026, the PTAB denied institution of the IPR but granted institution of the PGR. On March 4, 2026, Netlist filed a Request for Director Review of the PGR institution decision. In connection with the August 4, 2026 settlement between Netlist and Samsung, the parties jointly dismissed this PGR.

On August 29, 2025, Samsung filed a Petition for IPR of the ’731 Patent (IPR2025-01431). On February 18, 2026, the PTAB granted institution of the IPR. On March 4, 2026, Netlist filed a Request for Director Review of the institution decision. In connection with the August 4, 2026 settlement between Netlist and Samsung, the parties jointly dismissed this IPR.

On March 3, 2026, Samsung filed a request for Ex Parte Reexamination of the ‘035 (Application No. 90/016,022). On April 24, 2026, the USPTO ordered reexamination. On June 16, 2026, Netlist filed a petition for the Director to Suspend & Terminate Reexamination. On June 30, 2026, Samsung filed an opposition to the petition.

On April 3, 2026, Samsung filed a request for Ex Parte Reexamination of the ‘366 (Application No. 90/016,140).  The USPTO ordered reexamination on July 1, 2026. On September 15, 2026, Netlist filed a petition for the Director to Suspend & Terminate Reexamination. On June 25, 2026, Micron filed a separate request for Ex Parte Reexamination of the ‘366 (Application No. 90/016,418). On July 27, 2026, Netlist filed a Pre-order Paper (SNQ Brief).  On August 11, 2026, Micron filed a Petition Request for Authorization to File a Response to Netlist’s Pre-order Paper. On August 25, 2026, the USPTO dismissed Micron’s petition, and on September 10, 2026, the USPTO denied the request for reexamination.

On September 9, 2026, an unidentified party filed a request for Ex Parte Reexamination of the ’731 Patent (Application No. 90/016,577).  On October 9, 2026, Netlist filed a Pre-order Paper (SNQ brief).

German Proceedings

On March 31, 2022, Netlist filed infringement claims against Micron in Dusseldorf, Germany, seeking damages for infringement of European Patents EP 2,454,735 (“EP735”) and EP 3,404,660 (“EP660”). On September 1, 2022, Micron initiated nullity proceedings on the two patents in the German Federal Patent Court. On March 27, 2023, the Dusseldorf Court rescheduled the infringement hearing until April 11, 2024. On March 18, 2024, the Dusseldorf Court stayed the case until the German Federal Patent Court decisions on the nullity proceedings on EP735 and EP660 either become final or are reversed or remanded on appeal. On July 6, 2026, Netlist withdrew its infringement claims on EP735. In connection with the October 5, 2026 settlement between Netlist and Micron, Netlist also withdrew its infringement claims on EP660.

On June 3, 2022, Netlist filed infringement claims against Samsung in Dusseldorf, Germany, seeking damages for infringement of European Patents EP735 and EP660. On September 25, 2023, the Dusseldorf Court stayed the case until the German Federal Patent Court decisions on the nullity proceedings on EP735 and EP660 either become final or are reversed or remanded on appeal. On July 6, 2026, Netlist withdrew its infringement claims on EP735. In connection with the August 4, 2026 settlement between Netlist and Samsung, Netlist also withdrew its infringement claims on EP660.

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

In the nullity proceeding on EP660, the German Federal Patent Court issued its reasons of judgment revoking EP660 on February 18, 2025. Netlist filed an appeal on March 12, 2025. In connection with the August 4, 2026 settlement between Netlist and Samsung, Samsung withdrew from the nullity proceeding on EP660. In connection with the October 5, 2026 settlement between Netlist and Micron, Micron also withdrew from the nullity proceeding on EP660.

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

Note 7—Stockholders’ Equity

Serial Preferred Stock

Our authorized capital stock includes 10,000,000 shares of serial preferred stock, with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 26, 2026 or December 27, 2025.

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

Samsung Securities Purchase Agreement

On August 4, 2026, in connection with and as a condition to the parties’ entry into the SSI Supply Agreement and effective as of July 31, 2026, we entered into a Securities Purchase Agreement (the “Samsung Purchase Agreement”) and a Lock-Up and Release Agreement (the “Samsung Lock-Up and Release Agreement”) with Samsung Semiconductor. Pursuant to the Samsung Purchase Agreement, Samsung Semiconductor purchased 10 million shares (the “SSI Shares”) of our common stock for an aggregate cash purchase price of $1 million. Pursuant to the Samsung Lock-Up and Release Agreement, twenty percent of the SSI Shares will be released from the disposition and transfer restrictions set forth therein on each of the first, second, third and fourth anniversaries of the issuance of the SSI Shares, with the remaining SSI Shares released on the fifth anniversary. The issuance of the SSI Shares to Samsung Semiconductor was not registered under the Securities Act of 1933, as amended (the “Securities Act”). The issuance of the SSI Shares was completed in reliance upon Section 4(a)(2) of the Securities Act. The closing of the transactions contemplated by the Samsung Purchase Agreement occurred on August 6, 2026.

The grant-date fair value of the SSI Shares was measured as of July 31, 2026 based on the quoted market price of our common stock of $2.35 per share, less a discount for lack of marketability for the transfer restrictions on each 2,000,000-share tranche for the period until its release. The discount for each tranche was estimated using the Finnerty average-strike put option model, with expected volatility based on the historical volatility of our common stock over a period matching the restriction period of the tranche and an expected dividend yield of zero. The assumptions and resulting values were as follows:

Tranche release date	Restriction period (years)	Expected volatility	Expected dividend yield	Discount for lack of marketability	Fair value per share
First anniversary	1.0	93.3%	0.0%	19.7%	$ 1.89
Second anniversary	2.0	100.0%	0.0%	26.6%	$ 1.72
Third anniversary	3.0	99.5%	0.0%	29.4%	$ 1.66
Fourth anniversary	4.0	101.6%	0.0%	31.1%	$ 1.62
Fifth anniversary	5.0	101.8%	0.0%	31.7%	$ 1.60

The weighted-average grant-date fair value of the SSI Shares was $1.70 per share, and the aggregate grant-date fair value of the SSI Shares, all of which vested on issuance, was $17.0 million, reflecting a blended discount of 27.7% from the $23.5 million quoted market value of the shares. The $16.0 million excess of the grant-date fair value over the $1.0 million of cash received was capitalized as a prepaid supply asset and will be recognized in cost of sales as described in Note 2.

Note 8—Stock-Based Awards

On September 9, 2025, our stockholders approved the Netlist, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) at our 2025 Annual Meeting of Stockholders, pursuant to which (i) 2,500,000 shares of our common stock were reserved for issuance pursuant to the 2025 Plan and (ii) up to 4,721,706 shares of common stock may be added to the 2025 Plan attributable to awards granted under the Amended and Restated 2006 Equity Incentive Plan (the “Amended 2006 Plan”) that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or after September 9, 2025. The Amended 2006 Plan was terminated on September 9, 2025. As of September 26, 2026, we had 15,000 shares of our common stock reserved for future issuance under the 2025 Plan and no shares of our common stock reserved for future issuance under the Amended 2006 Plan. Stock options granted under the 2025 Plan and the Amended 2006 Plan generally vest at a rate of at least 25% per year over four years and expire 10 years from the grant date. The majority of RSUs granted to our employees and consultants generally vest in equal installments annually and fully vest over a four-year term from the grant date.

On July 1, 2026, we adopted the Netlist, Inc. 2026 Performance Equity Plan (the “2026 Plan”). Pursuant to the terms of the 2026 Plan, we may, under the direction of the Board, make grants of stock options, restricted and unrestricted stock awards and other stock-based awards to employees (including current and future executives), consultants and directors. The 2026 Plan was approved by the Board without stockholder approval. On July 16, 2026, the Board granted Chun K. Hong, our President, Chief Executive Officer and Chairperson of our Board, restricted stock units to be settled in 33,600,000 shares of our common stock pursuant to the 2026 Plan. The restricted stock units will vest in accordance with performance milestones and time-based vesting schedules as described below. No shares of common stock are available for future issuance pursuant to the 2026 Plan.

Stock Options

The following table summarizes the activity related to stock options during the nine months ended September 26, 2026:

		Weighted-
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 27, 2025	2,699	$0.73
Granted	—	—
Exercised	(518)	0.66
Expired or forfeited	(65)	1.36
Outstanding as of September 26, 2026	2,116	$0.73

Restricted and Performance Stock Units

The following table summarizes the activity related to RSUs and PSUs during the nine months ended September 26, 2026:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
	(in thousands)	per Share
Balance nonvested as of December 27, 2025	5,420	$1.26
Granted	36,577	2.35
Vested	(1,090)	2.63
Forfeited	(93)	0.91
Balance nonvested as of September 26, 2026	40,814	$2.20

Chief Executive Officer Performance Equity Award

The RSUs granted to Mr. Hong on July 16, 2026 under the 2026 Plan (the "Award") consisted of 4,000,000 time-based RSUs and 29,600,000 performance-based RSUs, for a total of 33,600,000 RSUs. The Award is classified as equity. We may withhold shares of common stock to satisfy tax withholding obligations upon vesting. Performance-based RSUs that have not vested by July 16, 2031, or by July 16, 2034 for the tranche with a $30.00 stock price goal, are forfeited.

The time-based RSUs vest in five equal annual installments beginning August 15, 2027.

The performance-based RSUs consist of a listing tranche of 2,000,000 RSUs, which vests 180 days after we close an equity financing of at least $50.0 million in gross proceeds while our common stock is listed on a national securities exchange, and four share price and revenue tranches totaling 27,600,000 RSUs, each of which vests when (i) the average closing price of our common stock over 90 consecutive trading days meets the applicable stock price goal, (ii) our revenue for the trailing four fiscal quarters reaches $400.0 million and (iii) the applicable minimum service period from August 15, 2026 has elapsed, subject to certification by the compensation committee.

The share price and revenue tranches are as follows:

Stock price goal	Number of RSUs	Minimum service period	Grant-date fair value per RSU
$ 9.00	8,200,000	1 year	$ 2.37
$ 15.00	8,200,000	2 years	$ 2.18
$ 21.00	8,200,000	3 years	$ 2.02
$ 30.00	3,000,000	4 years	$ 2.34

Unvested RSUs generally are forfeited upon termination of Mr. Hong's service, subject to specified acceleration or continued-eligibility provisions for death, disability, qualifying termination and change of control. Upon death or disability, time-based RSUs scheduled to vest during the following twelve months accelerate and the performance-based RSUs are evaluated as if service continued for one additional year. The listing tranche may vest following a qualifying termination after the equity financing closes. Upon a change of control, certain performance-based RSUs may vest based on satisfaction of the applicable stock price, revenue and financing conditions, while other unvested performance-based RSUs are cancelled. Time-based RSUs may accelerate following a qualifying termination within twelve months after a change of control.

The grant-date fair value of the time-based RSUs and listing tranche was determined using the closing price of our common stock on the grant date of $2.75 per share. The grant-date fair values of the share price and revenue tranches were estimated using a Monte Carlo simulation model that incorporates the applicable market conditions. Significant valuation assumptions include expected stock price volatility, the risk-free interest rate, expected dividend yield and the applicable performance periods, as summarized below:

Grant-date stock price	$ 2.75
Expected volatility	105%
Risk-free interest rate	4.20%
Performance period (years)	5.0 to 8.0
Expected dividend yield	0%

The aggregate grant-date fair value of the Award was $77.4 million, or $2.30 per RSU.

Stock-based compensation cost for the Award is measured at grant-date fair value and recognized over the requisite service periods of the applicable awards, net of estimated forfeitures. The time-based RSUs are recognized over the applicable service periods associated with their annual vesting installments. The requisite service periods for the share price and revenue tranches range from approximately 1.6 to 4.1 years, reflecting the applicable minimum service periods and the derived service periods estimated using the Monte Carlo simulation. The stock price goals are market conditions reflected in grant-date fair value; failure to achieve a stock price goal, by itself, does not result in reversal of compensation expense if the applicable requisite service has been rendered and other performance conditions are satisfied. We recognize expense for the share price and revenue tranches when achievement of their revenue performance condition is probable. We determined that the revenue goal was probable at the grant date and are recognizing expense for these tranches over their respective requisite service periods. During the three and nine months ended September 26, 2026, we recognized $5.9 million of stock-based compensation expense related to the Award. No RSUs under the Award vested or were forfeited during the period, and the Award is included in the RSU activity table above.

We reassess the probability of satisfying each applicable performance condition at each reporting date. Changes in our assessments may result in a cumulative adjustment to compensation expense in the period of the change, with any remaining expense recognized over the applicable remaining requisite service period.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Cost of sales	$2	$12	$49	$62
Research and development	97	93	378	438
Selling, general and administrative	6,774	655	8,211	2,244
Total	$6,873	$760	$8,638	$2,744

As of September 26, 2026, we had approximately $80.8 million, net of estimated forfeitures, of unearned stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.7 years related to all nonvested equity stock grants.

Note 9—Warrants

Warrant activity for the nine months ended September 26, 2026 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 27, 2025	87,605	$1.07
Granted	—	—
Exercised	(59,097)	0.71
Expired	—	—
Outstanding as of September 26, 2026	28,508	$1.83

Note 10—Subsequent Events

Micron Settlement Agreement

On October 5, 2026, we entered into a Settlement and Release Agreement (the “Micron Settlement Agreement”) with Micron Technology, Inc., which settles and mutually releases all pending legal proceedings between us and Micron identified therein.

Micron Patent License Agreement

On October 5, 2026, we entered into a Patent License Agreement (the “Micron License Agreement”) with Micron Technology, Inc. Pursuant to the Micron License Agreement, we granted Micron a worldwide, non-exclusive, non-transferable, non-sublicensable five-year term license to our entire worldwide patent portfolio.

Under the Micron License Agreement, Micron agreed to pay us quarterly license fees of $30 million for each of the twenty calendar quarters from the fourth calendar quarter of 2026 through the third calendar quarter of 2031, for a total value of $600 million during the five-year term of the Micron License Agreement.

Micron Securities Purchase and Lock-Up and Release Agreements

On October 5, 2026, we entered into a Securities Purchase Agreement (the “Micron Purchase Agreement”) and a Lock-Up and Release Agreement (the “Micron Lock-Up and Release Agreement”) with Micron Technology, Inc. Pursuant to the Micron Purchase Agreement, Micron Technology purchased 10 million shares (the “Micron Shares”) of our common stock for an aggregate cash purchase price of $1 million. Pursuant to the Micron Lock-Up and Release Agreement, twenty percent of the Micron Shares will be released from the disposition and transfer restrictions set forth therein on each of the first, second, third and fourth anniversaries of the issuance of the Micron Shares, with the remaining Micron Shares released on the fifth anniversary. The issuance of the Micron Shares to Micron Technology, Inc. was not registered under the Securities Act. The issuance of the Micron Shares was completed in reliance upon Section 4(a)(2) of the Securities Act. The closing of the transactions contemplated by the Micron Purchase Agreement occurred on October 7, 2026. The excess of the fair value of the shares over the purchase price, totaling $39.2 million, was accounted for as consideration payable to a customer and will be recognized as a reduction of license revenue over the five-year license term. Accordingly, we expect to recognize approximately $28.0 million of license revenue per quarter.

Transaction and Retention Bonus Letters

On November 6, 2026, the independent members of our Board of Directors, advised by the Board's independent compensation consultant, approved one-time cash bonuses for Chun K. Hong, our President and Chief Executive Officer, and Gail Sasaki, our Executive Vice President and Chief Financial Officer, in recognition of their contributions to our multiyear intellectual property monetization strategy, including the negotiation and execution of the Samsung License Agreement and the Micron License Agreement, and to promote their continued retention. On November 6, 2026, we entered into bonus letters with Mr. Hong and Ms. Sasaki reflecting these awards.

Mr. Hong is eligible to receive a cash retention bonus of $25.0 million, payable $10.0 million on November 9, 2026 and $3.75 million on each of February 15, May 15, August 15 and November 15, 2027, subject to his continued employment through each payment date. Unpaid installments will be paid in a lump sum upon a termination without cause, a resignation for good reason (subject to a release of claims) or a change in control. If Mr. Hong resigns without good reason or is terminated for cause within three years after November

6, 2026, he must repay a pro rata portion of the amounts paid (or, upon a termination for cause, all of those amounts).

Ms. Sasaki will receive a lump-sum cash retention bonus of $4.0 million. If she resigns without good reason or is terminated for cause within two years after November 6, 2026, she must repay a pro rata portion of the bonus (or, upon a termination for cause, the full bonus). This repayment obligation ceases upon a change in control.

The retention bonuses were approved after September 26, 2026 and, accordingly, no amounts related to them were recognized in the condensed consolidated financial statements for the three and nine months ended September 26, 2026. We expect to recognize compensation expense for the retention bonuses over the applicable service and retention periods, beginning in the fourth quarter of 2026.

The foregoing description of the retention bonus letters is qualified in its entirety by reference to the retention bonus letters for Mr. Hong and Ms. Sasaki, which are filed as Exhibits 10.9 and 10.10, respectively, to this Quarterly Report on Form 10-Q.

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

Forward-looking statements contained in this MD&A and the condensed consolidated financial statements and the related notes included in Part I, Item 1 of this report include statements about, among other things:

●	our beliefs regarding the market and demand for our products or the component products we resell, including our beliefs regarding memory chip shortages and when new manufacturing facilities may become operational;
●	the outcome of our pending litigation, including our ongoing litigation with Google, Inc. (“Google”) or any other counter parties;
●	our ability to collect amounts owed to us pursuant to the Samsung License Agreement and the Micron License Agreement, the amount of quarterly license fees payable under the revenue-based formula and the effects of any variable consideration, and our dependence on these licensees for a significant portion of our revenue;
●	our beliefs and estimates regarding potential intellectual property suits or claims in process under current litigation;
●	our ability to defend successfully any challenges to our intellectual property or claims asserting patent infringement relating to our products;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, protecting, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we currently have and may pursue in the future;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;
●	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and trading volume of our common stock.

All forward-looking statements reflect management’s present assumptions, expectations and beliefs regarding future events and are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by any forward-looking statements. These risks and uncertainties include those described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026 (the “Annual Report”) and our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2026. In light of these risks and uncertainties, our forward-looking statements should not be relied on as predictions of future events. All forward-looking statements reflect our assumptions, expectations and beliefs only as of the date they are made, and except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason.

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

Overview

We are a leading innovator in advanced memory and storage solutions. With a rich portfolio of patented technologies, our inventions are foundational to the advancement of artificial intelligence (“AI”) computing. During the third quarter of 2026, we recorded net sales of $105.1 million, including $44.9 million of license fee revenue under the Samsung License Agreement, gross profit of $68.9 million and a net income of $85.4 million, which reflects an income tax benefit of $44.0 million. During and after the quarter, we resolved our patent litigation with Samsung and Micron through the license and settlement arrangements described under “Recent Developments” below.

Recent Developments

Micron Settlement, Securities Purchase Agreement, and License Agreements

On October 5, 2026, we entered into a Patent License Agreement (the “Micron License Agreement”), Settlement and Release Agreement (the “Micron Settlement Agreement”), Securities Purchase Agreement (the “Micron Purchase Agreement”) and a Lock-Up and Release Agreement (the “Micron Lock-Up and Release Agreement”) with Micron Technology, Inc. (“Micron”). Pursuant to the Micron License Agreement, we granted Micron a worldwide, non-exclusive, non-transferable, non-sublicensable five-year term license to our entire worldwide patent portfolio. Under the Micron License Agreement, Micron agreed to pay us quarterly license fees of $30 million for each of the twenty calendar quarters from the fourth calendar quarter of 2026 through the third calendar quarter of 2031, for a total value of $600 million during the five-year term of the Micron License Agreement.

In conjunction with the Micron License Agreement, Micron purchased 10 million shares of our common stock (the “Micron Shares”) for an aggregate cash purchase price of $1 million pursuant to the Micron Purchase Agreement. The shares are subject to transfer restrictions that lapse over a five-year period. We accounted for the issuance of the Micron Shares as consideration payable to a customer, resulting in a reduction of license revenue of $2.0 million per quarter over the five-year license term. The excess of the fair value of the shares over the purchase price, totaling $39.2 million, was accounted for as consideration payable to a customer and will be recognized as a reduction of license revenue over the five-year license term. Accordingly, we expect to recognize approximately $28.0 million of license revenue per quarter.

Company counsel for the Micron litigation is entitled to receive up to 7.5% of amounts paid pursuant to the Micron License Agreement when such amounts are paid to the Company.

Samsung Patent Cross License Agreement

On August 4, 2026, we entered into a five-year term Patent Cross License Agreement (the “Samsung License Agreement”) with Samsung Electronics Co., Ltd., a company existing under the laws of the Republic of Korea (“Samsung”), effective as of July 1, 2026 (the “Effective Date”). Pursuant to the Samsung License Agreement, each party grants the other party a worldwide, non-exclusive, non-transferable, non-sublicensable, royalty-bearing (in the case of Samsung as licensee) or royalty-free (in the case of us as licensee) licenses to certain patents. In consideration of the license under our patents, Samsung paid the Company an upfront license fee of $200 million and agreed to pay quarterly license fees of up to $27.5 million for each of the twenty calendar quarters from the Effective Date through the second calendar quarter of 2031, with the amount of each quarterly license fee payment to be calculated in accordance with a revenue-based formula set forth in the Samsung License Agreement. Under the Samsung License Agreement, Samsung is responsible for all Korean withholding taxes applicable to the license fee payments and is required to gross up such payments so that the Company receives the full stated amounts. As a result, Samsung’s total payment obligation under the Samsung License Agreement, inclusive of estimated Korean withholding taxes payable to the Korean tax authorities, is up to approximately $898.2 million consisting of approximately $239 million in upfront fees and $32.9 million in fees per quarter. We received the upfront license fee in August 2026. We recognized $44.9 million of license fee revenue under the Samsung License Agreement during the third quarter of 2026, and, as of September 26, 2026, $227.5 million of the amounts received was recorded as deferred revenue, of which $47.9 million is expected to be recognized within the next 12 months and the remainder through July 2031. Quarterly license fees are calculated under a revenue-based formula and are subject to certain adjustments based on events that may occur later in the term of the contract; accordingly, the amount of future license fee revenue from Samsung may vary from quarter to quarter.

Company counsel for the Samsung litigation is entitled to receive up to 7.5% of amounts paid pursuant to the Samsung License Agreement when such amounts are paid to the Company.

Samsung Settlement Agreement

On August 4, 2026, we entered into a Settlement and Release Agreement (the “Samsung Settlement Agreement”) effective as of the Effective Date with Samsung. The Samsung Settlement Agreement was entered into in settlement of the pending legal proceedings between us and Samsung identified therein.

Samsung Supply Agreement

On August 4, 2026, we entered into a five-year Supply Agreement (the “SSI Supply Agreement”) with Samsung Semiconductor, Inc. (“Samsung Semiconductor”), effective as of the Effective Date. Pursuant to the SSI Supply Agreement, the Company has the right to purchase from Samsung Semiconductor up to $300 million of DRAM and NAND products each year for an aggregate of up to $1.5 billion during the term of the SSI Supply Agreement on the pricing terms set forth therein.

Samsung ITC Cooperation Agreement

On August 4, 2026, in connection with the Samsung Settlement Agreement, we also entered into an ITC Cooperation Agreement with Samsung with a term of five years during which time Samsung agreed to produce or provide certain information, documents, or declarations to us to use in future International Trade Commission actions against third parties.

Samsung Securities Purchase Agreement

On August 4, 2026, in connection with and as a condition to the parties’ entry into the SSI Supply Agreement and effective as of July 31, 2026, we entered into a Securities Purchase Agreement and a Lock-Up and Release Agreement with Samsung Semiconductor. Pursuant to the Securities Purchase Agreement, Samsung Semiconductor purchased 10 million shares (the “SSI Shares”) of our common stock for an aggregate cash purchase price of $1 million. Pursuant to the Lock-Up and Release Agreement, twenty percent of the SSI Shares will be released from the disposition and transfer restrictions set forth therein on each of the first, second, third and fourth anniversaries of the issuance of the SSI Shares, with the remaining SSI Shares released on the fifth anniversary. The issuance of the SSI Shares to Samsung Semiconductor was not registered under the Securities Act of 1933, as amended (the “Securities Act”). The issuance of the SSI Shares was completed in reliance upon Section 4(a)(2) of the Securities Act. The closing of the transactions contemplated by the Securities Purchase Agreement occurred on August 6, 2026.

Economic Conditions, Challenges and Risks

Our performance improved since the second half of 2025, driven by increased demand for our memory products and disciplined commercial execution. In our view, accelerated AI adoption has tightened industry supply relative to demand, contributing to broad-based price increases. We currently expect these dynamics to continue until additional industry fabrication capacity becomes available, potentially beginning in 2028; however, the timing, scale and effectiveness of any additional capacity, and the level of end-market demand when such capacity becomes available, may differ materially from our expectations. Increased industry fabrication capacity could improve component availability, place downward pressure on pricing, and shift product mix, any of which may moderate or adversely affect our volumes, pricing, margins and results of operations. The semiconductor industry is cyclical and subject to rapid changes in supply and demand. Demand for our products is significantly influenced by data-center and AI infrastructure investment, and changes in the pace of that investment, including as a result of financing conditions or as a result of regulatory, permitting or energy-related constraints on data-center construction, could affect the timing and amount of our product sales. Future demand for our products is inherently unpredictable. Our current results of operations may not be indicative of our future results.

In addition, the vast majority of our net product sales in recent periods have been generated from resales of products sourced from SK hynix pursuant to the Product Purchase and Supply Agreement with SK hynix, which was entered into on April 5, 2021 (the “SK hynix Supply Agreement”). The term of the supply provisions of this SK hynix Supply Agreement expired in April 2026. We continue to purchase products from SK hynix following expiration of the SK hynix Supply Agreement on a purchase order basis on similar terms to the prior SK hynix Supply Agreement, but SK hynix ultimately may not continue to supply us with products for resale on similar terms or at all. In such circumstances, our financial results, including our revenue, profits and margins in future periods may be adversely affected. In August 2026 and as noted above, we entered into the SSI Supply Agreement with Samsung Semiconductor providing us with the right to purchase up to $300 million of DRAM and NAND products per year for an aggregate of up to $1.5 billion over a five-year term. Should Samsung fail to comply with the terms of this agreement and the related arrangements, our financial results of operation would be adversely affected.

Our patent litigation with Samsung and Micron has been resolved pursuant to the Samsung Agreements and the Micron Agreements, and a significant portion of our near-term revenue and cash flow is now expected to be derived from license fees and net sales pursuant to these agreements. As a result, our results of operations and liquidity will depend on Samsung’s and Micron’s performance of their payment and supply obligations. Other proceedings, including our appeals to the CAFC, ex parte reexaminations at the USPTO, and our litigation with Google, remain pending, and we account for any potential recoveries from these matters as gain contingencies that are not recognized until realized. See “Legal Proceedings” in Part II, Item 1 of this report and See Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this report for more information.

We are also party to ongoing intellectual property litigation. While we have entered into the Samsung Settlement Agreement and Micron Settlement Agreement with Samsung and Micron, respectively, to resolve our pending patent litigations with Samsung and Micron, other matters remain subject to appeal and other proceedings, and any ultimate recovery from these matters may be less than any amounts awarded or may not be realized, including as a result of negotiated resolution, appeals, post-trial proceedings, patent office proceedings or other developments. We account for potential recoveries as gain contingencies and do not recognize them until realization is probable and reasonably estimable. The timing and amount of any recovery from these matters are inherently uncertain, prior settlements with Micron and Samsung may not be representative of any future litigation results, and any resolution of these ongoing matters could materially affect our results of operations or cash flows in the period in which it occurs. See “Legal Proceedings” in Part II, Item 1 of this report and See Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this report for more information.

Results of Operations

Net Sales and Gross Profit

Net sales and gross profit for the three and nine months ended September 26, 2026 and September 27, 2025 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 26,	September 27,	%	September 26,	September 27,	%
	2026	2025	Change	2026	2025	Change
Net product sales	$60,194	$42,234	43%	$274,931	$112,915	143%
License fee	44,910	—	100%	44,910	—	100%
Net sales	$105,104	$42,234	149%	$319,841	$112,915	183%
Cost of sales	36,247	40,396	(10%)	205,712	108,385	90%
Gross profit - product sales	$23,947	$1,838	1203%	$69,219	$4,530	1428%
Gross margin percentage - product sales	40%	4%		25%	4%
Gross profit	$68,857	$1,838	3646%	$114,129	$4,530	2419%
Gross margin percentage	66%	4%		36%	4%

Net Sales

Net sales include (i) resales of certain components, modules, and other products, including DIMMs and SSDs, and sales of our own products and (ii) license fee recognized for licensing of our patents pursuant to the Samsung License Agreement.

Net product sales increased by approximately $18.0 million during the third quarter of 2026 compared to the same period of 2025, primarily as a result of a $21.2 million increase in sales of low-profile memory subsystem products, and a $1.2 million increase in sales of our flash and SSDs products, partially offset by a $4.5 million decrease in the sale of registered Dual Inline Memory Module (“RDIMM”) and discrete memory component products.

Net product sales increased by approximately $162.0 million during the first nine months of 2026 compared to the same period of 2025, primarily as a result of a $117.8 million increase in the sale of RDIMM and discrete memory component products, a $42.8 million increase in sales of low-profile memory subsystem products, and a $1.4 million increase in sales of our flash and SSDs products.

These increases in net product sales are primarily due to strong customer demand in support of AI and data center applications.

Gross license fee revenue of $44.9 million for each of the third quarter and first nine months of 2026 represents amounts recognized under the Samsung License Agreement, which became effective July 1, 2026, consisting of $12.0 million of the upfront license fee recognized over 20 quarters and the $32.9 million quarterly license fee recognized for the third quarter of 2026, each inclusive of foreign withholding taxes paid by Samsung on our behalf. We had no license fee revenue in the corresponding periods of 2025. Beginning in the fourth quarter of 2026, we also expect to recognize license fee revenue under the Micron License Agreement pursuant to its terms with the amount in excess of the grant-date fair value over the $1.0 million of cash received under the Micron Purchase Agreement. The excess of the fair value of the shares over the purchase price, totaling $39.2 million, was accounted for as consideration payable to a customer and will be recognized as a reduction of license revenue over the five-year license term. Accordingly, we expect to recognize approximately $28.0 million of license revenue per quarter.

Gross Profit and Gross Margin

Product gross profit and gross margin percentage increased significantly during the third quarter and first nine months of 2026 compared to the same periods of 2025, primarily as a result of higher sales prices due to the current supply-demand environment discussed above and product sales mix.

Product gross profit increased by approximately $22.1 million during the third quarter of 2026 compared to the same period of 2025, primarily as a result of a $19.4 million increase in gross profit of RDIMM and discrete memory component products, and a $2.7 million increase in gross profit of low-profile memory subsystem products.

Product gross profit increased by approximately $64.7 million during the first nine months of 2026 compared to the same period of 2025, primarily as a result of a $55.3 million increase in gross profit of RDIMM and discrete memory component products, and a $9.4 million increase in gross profit of low-profile memory subsystem products.

Total gross margin percentage increased from 4% during the third quarter of 2025 to 66% in the same period of 2026, primarily due to license fee revenue under the Samsung License Agreement, which has no associated cost of sales, and higher product gross margin. Similarly, total gross margin percentage increased from 4% during the first nine months of 2025 to 36% in the same period of 2026 for these same reasons.

Operating Expenses

Operating expenses for the three and nine months ended September 26, 2026 and September 27, 2025, were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 26,	September 27,	%	September 26,	September 27,	%
	2026	2025	Change	2026	2025	Change
Research and development	$1,054	$822	28%	$3,205	$2,548	26%
Percentage of net sales	1%	2%		1%	2%
Intellectual property legal fees	$16,211	$5,035	222%	$41,938	$15,542	170%
Percentage of net sales	15%	12%		13%	14%
Selling, general and administrative	$11,021	$3,131	252%	$18,511	$9,604	93%
Percentage of net sales	10%	7%		6%	9%

Research and Development

Research and development expenses increased during the three and nine months ended September 26, 2026 compared to the same periods of 2025, primarily due to higher employee headcount and the associated increase in overhead costs. We expect research and development expenses to increase in future periods as we invest to support growth in our products business.

Intellectual Property Legal Fees

Intellectual property legal fees consist of fees incurred for patent enforcement and licensing, appeals, patent drafting and prosecution, and opposition to third-party post-grant patent proceedings. These fees may not be linear but may occur in lump sums depending on jury trial management, due dates of various filings and their associated fees, and the arrangements we may make with our legal advisors in connection with enforcement proceedings, which often include fee arrangements or contingent fee arrangements in which we pay these legal advisors on a scaled percentage of any negotiated fees, settlements or judgments awarded to us based on if, how and when the fees, settlements or judgments are obtained. See Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this report for further discussion. In addition, in connection with the settlement of our patent litigations with Samsung (see “Management’s Discussion and Analysis - Recent Developments” above) and Micron (see Note 10 to the condensed consolidated financial statements), we have incurred and expect to incur legal fees payable to outside counsel retained on a partial contingent fee basis, calculated as a percentage of amounts received under the Samsung Settlement Agreement, Samsung License Agreement, Micron Settlement Agreement, and Micron License Agreement. Such fees may be material to our results of operations and cash flows in the periods in which they become payable.

Intellectual property legal fees increased during the third quarter and first nine months of 2026 compared to the same periods of 2025 due primarily to higher legal expenses incurred to protect and enforce our patent portfolio, and $1.8 million of contingent fee in connection with our Samsung settlement. Contingent fees in connection with settlement agreements are incremental costs of obtaining a contract to be capitalized and amortized over the license term.

Selling, General and Administrative

Selling, general and administrative expenses increased during the third quarter and first nine months of 2026 compared to the same periods of 2025 primarily due to a $6.1 million increase in stock-based compensation expense, primarily related to the Chief Executive Officer Performance Equity Award granted in July 2026, higher corporate legal expenses, and sales commissions associated with higher sales. We expect our selling, general and administrative expenses will increase in future periods as we invest to support growth in our products business, expand our customer base, and when, if and as we recognize additional compensation expenses related to the Award and the retention bonuses for our Chief Executive Officer and Chief Financial Officer approved in November 2026 and described in Note 10 to the condensed and consolidated financial statements.

Other Income, Net

Other income, net for the three and nine months ended September 26, 2026 and September 27, 2025 was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 26,	September 27,	%	September 26,	September 27,	%
	2026	2025	Change	2026	2025	Change
Interest income, net	$864	$106		$945	$459
Other income, net	31	34		94	130
Total other income, net	$895	$140	539%	$1,039	$589	76%

Interest income, net increased during the third quarter and first nine months of 2026 compared to the same periods of 2025, primarily as a result of interest earned on higher cash balances. Other income, net included a deposit returned for our former manufacturing facility located in the People’s Republic of China during the first nine months of 2025.

Provision for Income Taxes

We recorded an income tax benefit of $44.0 million for the third quarter and first nine months of 2026, compared to no provision for income taxes in the corresponding periods of 2025. The provision primarily relates to Korean withholding taxes on license fee payments under the Samsung License Agreement, which Samsung is required to gross up, and U.S. federal and state income taxes on taxable income from the license and settlement arrangements, after utilization of available net operating loss carryforwards. During the third quarter of 2026, we released $56.5 million of valuation allowance because we concluded it is more likely than not that the related deferred tax assets will be realized from projected taxable income, and we continue to maintain a $23.0 million valuation allowance against deferred tax assets we do not expect to realize. We will reassess our valuation allowance and estimated annual effective tax rate each quarter as projections change.

Liquidity and Capital Resources

Our primary sources of cash were historically proceeds from issuances of equity and receipts from net product sales. In addition, in August 2026 we received the upfront license fee under the Samsung License Agreement, and we may receive quarterly license fees pursuant to the terms of the Samsung License Agreement through the second calendar quarter of 2031 and under the Micron License Agreement from the fourth calendar quarter of 2026 through the third calendar quarter of 2031. These receipts will be partially offset by contingent fees payable to outside counsel as amounts are received and the potential effects of changes in variable consideration recognition. We previously received proceeds from the SK hynix Supply Agreement, which we used to support our operations. Historically, we have also funded our operations with our revolving line of credit under a bank credit facility with SVB and funds raised through the March 2025 Purchase Agreement, our October 2025 Offering, June 2025 Offering and warrant exercises.

The following tables present selected financial information as of September 26, 2026 and December 27, 2025 and for the first nine months of 2026 and 2025 (in thousands):

	September 26,	December 27,
	2026	2025
Cash, cash equivalents and restricted cash	$327,685	$42,082
Working capital	209,448	(6,432)

	Nine Months Ended
	September 26,	September 27,
	2026	2025
Net cash provided by (used in) operating activities	$244,991	$(27,995)
Net cash used in investing activities	(185)	(25)
Net cash provided by financing activities	40,797	14,257

During the nine months ended September 26, 2026, net cash provided by operating activities was primarily a result of net income of $95.5 million, partially offset by non-cash adjustments to net income of ($79.9) million, primarily related to the deferred income tax benefit, and net cash inflows from changes in operating assets and liabilities of $229.4 million driven predominantly by an increase of deferred revenue related to unrecognized upfront license fee and advance payments from customers, an increase in accounts payable, and an increase in accrued payroll and related liabilities, partially offset by an increase in accounts receivable, an increase in inventories, and a decrease in other liabilities. Net cash provided by financing activities during the nine months ended September 26, 2026 primarily consisted of $42.0 million in net proceeds from exercise of stock options and warrants, and $1.0 million in net proceeds from the issuance of common stock under Samsung Securities Purchase Agreement (as defined below), partially offset by $1.8 million in net repayments under the 2023 SVB Credit Agreement (as defined below), and $0.4 million in payments of notes payable to finance insurance policies.

During the nine months ended September 27, 2025, net cash used in operating activities was primarily a result of net loss of $22.6 million, non-cash adjustments to net loss of $2.7 million, and net cash outflows from changes in operating assets and liabilities of $8.2 million driven predominantly by a decrease in accounts payable, an increase in inventories due to orders not shipped in September 2025, an increase in prepaid expenses and other assets, partially offset by an increase in deferred revenue related to advance payments received on orders shipped in October 2025. Net cash provided by financing activities during the nine months ended September 27, 2025 primarily consisted of $1.1 million in net proceeds from the issuance of common stock under the March 2025 Purchase Agreement (as defined below) and $11.6 million in net proceeds from issuance of common stock under the June 2025 Purchase Agreement (as defined below), $2.2 million in net borrowings under the 2023 SVB Credit Agreement (as defined below), partially offset by $0.5 million in payments of notes payable to finance insurance policies.

Capital Resources

March 2025 Lincoln Park Purchase Agreement

On March 13, 2025, we entered into a purchase agreement (the “March 2025 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to an aggregate of $75 million in shares of our common stock over the 36-month term of the March 2025 Purchase Agreement subject to the conditions and limitations set forth in the March 2025 Purchase Agreement. As of September 26, 2026, $73.7 million remains available under the March 2025 Purchase Agreement with Lincoln Park. Sales under the March 2025 Purchase Agreement are subject to daily volume-based limits and a contractual floor price, and our ability to access the remaining capacity at any point in time depends on prevailing market prices and trading volumes.

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

Securities Purchase Agreements

On August 4, 2026, in connection with and as a condition to the parties’ entry into the SSI Supply Agreement and effective as of July 31, 2026, we entered into a Securities Purchase Agreement and a Lock-Up and Release Agreement with Samsung Semiconductor. Pursuant to the Securities Purchase Agreement, Samsung Semiconductor purchased the SSI Shares for an aggregate cash purchase price of $1 million. Pursuant to the Lock-Up and Release Agreement, twenty percent of the SSI Shares will be released from the disposition and transfer restrictions set forth therein on each of the first, second, third and fourth anniversaries of the issuance of the SSI Shares, with the remaining SSI Shares released on the fifth anniversary. The issuance of the SSI Shares to Samsung Semiconductor was not registered under the Securities Act. The issuance of the SSI Shares was completed in reliance upon Section 4(a)(2) of the Securities Act. The closing of the transactions contemplated by the Securities Purchase Agreement occurred on August 6, 2026.

On October 5, 2026, we entered into the Micron Purchase Agreement and the Micron Lock-Up and Release Agreement with Micron Technology, Inc. Pursuant to the Micron Purchase Agreement, Micron Technology purchased the Micron Shares for an aggregate cash purchase price of $1 million. Pursuant to the Micron Lock-Up and Release Agreement, twenty percent of the Micron Shares will be released from the disposition and transfer restrictions set forth therein on each of the first, second, third and fourth anniversaries of the issuance of the Micron Shares, with the remaining Micron Shares released on the fifth anniversary. The issuance of the Micron Shares to Micron Technology, Inc. was not registered under the Securities Act. The issuance of the Micron Shares was completed in reliance upon Section 4(a)(2) of the Securities Act. The closing of the transactions contemplated by the Micron Purchase Agreement occurred on October 7, 2026.

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

As of September 26, 2026, the outstanding borrowings under the 2023 SVB Credit Agreement were $0 with $4.2 million available under the revolving line of credit. During the nine months ended September 26, 2026, we had net repayments of $1.8 million under the 2023 SVB Credit Agreement; because borrowing capacity is driven by eligible receivables and reserve adjustments, availability may fluctuate with collections and sales mix, and letters of credit issued under the facility and with other banks are secured by cash and reduce unrestricted liquidity.

Warrant Exercises

During the nine months ended September 26, 2026, we received $41.7 million in proceeds from the cash exercise of issued and outstanding warrants to purchase 59,096,756 shares of common stock. Future warrant exercises will likely depend on market conditions, the strategies of the individual warrant holders, and are ultimately at the discretion of the individual warrant holders. As such, future warrant exercises (if any) may be unpredictable and may not be representative of recent exercise activity.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

We believe our existing balance of cash and cash equivalents (including restricted cash balances), which totaled $327.7 million as of September 26, 2026, along with cash receipts from revenues, payments pursuant to the Samsung License Agreement (with the upfront payment received in August 2026) and the Micron License Agreement, potential borrowing availability, if any, under the 2023 SVB Credit Agreement, funds available through the March 2025 Purchase Agreement, proceeds received from potential warrant exercises, and other future debt and equity offerings and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. This belief reflects our current assessment of known trends and uncertainties that could affect near-term liquidity, including the timing of cash effects from customer advance payments, fluctuations in borrowing-base availability and letters-of-credit usage and market conditions that affect our ability to utilize the March 2025 Purchase Agreement. However, this estimate may ultimately be incorrect and we may use our cash resources faster than we expect as a result of many factors, including costs to defend our intellectual property portfolio, the results of ongoing litigation and legal proceedings, demand and acceptance of our products, whether our current customers continue purchasing our products, costs of developing and improving our products, our results of operations, including our level of net product sales that we receive which can vary based on a number of factors, including the amount and timing of vendor payments, the timing of customer orders, the effects of changes in international trade policy, non-recurring items and changing projected inventory needs and estimates. Beyond the next 12 months, we expect our principal sources of liquidity to include cash receipts from product sales and the quarterly license fees payable under the Samsung License Agreement and the Micron License Agreement through 2031. We expect our material cash requirements over the next 12 months and in the longer term to include cash retention bonus payments for our Chief Executive Officer and Chief Financial Officer, contingent fees payable to outside counsel in connection with payments received pursuant to our Samsung and Micron agreements, U.S. federal and state income taxes (to the extent not offset by available net operating loss carryforwards and foreign tax credits), purchases of DRAM and NAND products under the SSI Supply Agreement, which provides us the right, but not the obligation, to purchase up to $300 million of products per year, other purchases of inventory, lease obligations, strategic transactions, and the pursuit of such opportunities, and costs and expenses related to the continued enforcement and protection of our intellectual property portfolio.

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

In May 2025, the Financial Accounting Standards Board issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which clarifies accounting for shares, warrants, and other share-based awards an entity grants to its customers. This ASU is effective for the annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU.

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

Our critical accounting policies and estimates are discussed in Note 1 to the condensed consolidated financial statements in this report and in the notes to consolidated financial statements in Part II, Item 8 of our Annual Report and in the MD&A in our Annual Report. Other than the addition of revenue recognition for patent license arrangements, including the identification of performance obligations, the timing of their satisfaction and estimates of variable consideration, including the constraint on variable consideration, and the grant-date fair value of common stock issued to a supplier, including the discount for lack of marketability for post-vesting transfer restrictions and accounting for income taxes as each described below, there have been no significant changes to our critical accounting policies since our Annual Report.

Revenue Recognition

Intellectual Property License and Royalty Revenue

During the third quarter of 2026, we entered into a five-year patent license agreement under which we granted Samsung Electronics a license to our patent portfolio. Under the Samsung License Agreement, we may receive total license fees of up to $750.0 million, consisting of a $200.0 million upfront license fee and quarterly license fees of up to $27.5 million per quarter for 20 quarters, subject to variable consideration described below. Including foreign withholding taxes paid by Samsung on our behalf, the total potential consideration is up to approximately $898.2 million. During the third quarter of 2026, we received $227.5 million ($272.5 million inclusive of foreign withholding taxes paid by Samsung on our behalf), consisting of the upfront license fee and the first quarterly license fee. License fee revenue is recognized inclusive of foreign withholding taxes paid by Samsung on our behalf, as described below.

Our intellectual property license and royalty revenue is comprised of licenses which provide Samsung the right to access our portfolio of patents, including patents added to the portfolio during the license term, in exchange for license fees and sales-based royalties. License fee revenue is recognized on a straight-line basis over the license term. Royalty revenue is recognized in the fiscal quarter to which the royalty relates. License fees and royalties are recognized gross of foreign withholding taxes paid by Samsung on our behalf, which are recorded as an income tax asset until utilized.

Performance Obligations

Our intellectual property license and royalty revenue includes a single performance obligation to provide Samsung with the right to access our patent portfolio, including patents added to the portfolio during the license term, which is satisfied over time. We use a time-elapsed measure of progress because the licensing rights are made available to the customer evenly throughout the license term.

Royalties are variable consideration based on Samsung’s reported revenue and are recognized in accordance with the sales-based royalty guidance under ASC Topic 606, Revenue from Contracts with Customers, in the calendar quarter to which the royalty relates. We have elected the optional exemption not to include sales-based royalties in the remaining performance obligation disclosed under Contract Assets and Liabilities below; these royalties will be determined quarterly over the remaining license term through July 2031. The remaining performance obligation also excludes variable consideration that is constrained, as described under Variable Consideration below.

Variable Consideration

Our licensing agreement includes variable consideration that is contingent upon events occurring in the later periods of the contract. We include variable consideration in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the related matters are resolved. We reassess the estimate of variable consideration at each reporting date. Changes to our estimate of variable consideration are accounted for as changes in the transaction price. Based on our current estimates, no variable consideration was excluded from the transaction price.

Contract Assets and Liabilities

We continually evaluate whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. Generally, we do not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. Contract liabilities (deferred revenues) are comprised of payments received from our customers in advance of transferring products to customers and upfront license fees received in advance of satisfying our license performance obligation over the license term.

As of September 26, 2026 and December 27, 2025, deferred revenue was $258.0 million and $30.6 million, respectively. Deferred revenue at September 26, 2026 included $227.5 million related to the unrecognized upfront license fee, of which $47.9 million is expected to be recognized within the next 12 months and the remainder through July 2031. The remaining $30.5 million related to advance payments received during the third quarter of 2026 on product orders shipped subsequent to the end of the quarter. Deferred revenue at December 27, 2025 was related to advance payments received during the quarter on product orders shipped subsequent to the end of the quarter.

During the three and nine months ended September 26, 2026, we recognized $3.0 million and $30.6 million, respectively, of revenue included in deferred revenue at the beginning of each period, all related to product orders.

We capitalize incremental costs of obtaining contracts with customers when such costs are expected to be recovered. These costs include contingent legal fees that would not have been incurred if the related contracts had not been obtained. Legal fees and other costs that do not qualify for capitalization are expensed as incurred.

Capitalized contract acquisition costs are amortized on a systematic basis consistent with the transfer of the goods or services to which the costs relate and are evaluated for impairment in accordance with ASC 340-40.

In connection with our license agreement with Samsung, we capitalized contingent legal fees that represent incremental costs of obtaining the agreement and are expected to be recovered through the consideration received under the agreement. These costs are being amortized on a straight-line basis over the 20-quarter license term, consistent with the recognition of the related license revenue.

As of September 26, 2026, capitalized contract acquisition costs totaled approximately $32.9 million, consisting of $7.2 million classified as current assets and $25.6 million classified as noncurrent assets in the accompanying condensed consolidated balance sheets. Amortization expense related to these costs was approximately $1.8 million for the three and nine months ended September 26, 2026.

Prepaid Vendor Nonrefundable Deposit

Equity instruments issued to suppliers for goods or services are accounted for under ASC 718, Compensation—Stock Compensation. When the supplier is also a customer or customer affiliate, we apply the consideration payable to a customer guidance in ASC 606. The grant-date fair value of common stock subject to post-vesting transfer restrictions reflects a discount for lack of marketability.

Advance payments for contractual rights to access supplier products are recorded as prepaid vendor nonrefundable deposit assets and recognized in cost of sales on a straight-line basis over the contract term. Amounts expected to be recognized within 12 months are classified as prepaid expenses and other current assets, with the remainder classified as other assets. Recoverability is assessed at each reporting date, and any unamortized balance is recognized in cost of sales upon early termination of the supply arrangement.

Income Taxes

We recorded income tax benefit of $44.0 million and $44.0 million for the three and nine months ended September 26, 2026, respectively. We recorded no income tax provision for the three and nine months ended September 27, 2025.

Our effective tax rate was (85.4)% and (85.4)% for the three and nine months ended September 26, 2026, respectively, and 0% for the three and nine months ended September 27, 2025. The effective tax rate for the 2026 periods differs from the U.S. statutory rate of 21% primarily due to the discrete benefit from the release of valuation allowance described below.

During the third quarter of 2026, we released $56.5 million of its valuation allowance on federal and state deferred tax assets. Of this amount, $48.6 million was recognized as a discrete benefit resulting from a change in judgment about the realizability of beginning-of-year deferred tax assets. The remaining $7.9 million is reflected in the estimated annual effective tax rate. Management based this conclusion on all available positive and negative evidence, including cumulative income in recent years and projected future taxable income, and concluded it is more likely than not that these deferred tax assets will be realized.

As of September 26, 2026, we maintained a valuation allowance of $23.0 million, primarily against federal net operating loss carryforwards expected to be utilized against projected 2026 taxable income and foreign tax credits that are not expected to be utilized due to limitation. The remainder relates to certain state and China deferred tax assets. We will continue to evaluate the realizability of its deferred tax assets in future periods.

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

Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation, our management concluded there was a material weakness in our internal controls due to the historical lack of independent Board member and audit committee oversight of our financial reporting process until the recent Board appointments and audit committee’s reformation in June 2025. While we now have a standing audit committee comprised of an independent Board member, this oversight will need to operate effectively for a sufficient period of time before management may consider our previously identified material weakness to be remediated. As a result of these circumstances, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 26, 2026.

While we are not required to provide an auditor’s attestation report on internal control over financial reporting in this Form 10-Q, our independent registered public accounting firm expects to conduct an integrated audit of our financial statements and internal control over financial reporting in preparation for our Form 10-K for the year ending January 2, 2027 due to the fact that we expect to become a large accelerated filer and no longer qualify as a smaller reporting company beginning with our Annual Report on Form 10-K for fiscal 2026. An integrated audit involves both an opinion on the financial statements and an opinion on the effectiveness of internal control over financial reporting, in accordance with the Public Company Accounting Oversight Board Auditing Standard No. 2201.

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

Changes in Internal Control over Financial Reporting and Remediation Initiatives

In June 2025, we formed an audit committee of our Board (the “Audit Committee”) and appointed two additional independent members of our Board of Directors, one of whom who was appointed to serve on the Audit Committee. This Audit Committee now assists in evaluating our system of internal controls and provides oversight of our financial reporting process. Despite the reformation of our Audit Committee and these recent appointments, the material weakness discussed above cannot be considered remediated until these controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

The information under “Commitments and Contingencies” in Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in “Risk Factors” in Part I, Item 1A of our Annual Report filed with the SEC on March 19, 2026 and in Part II, Item 1A of our Quarterly Report filed with the SEC on August 11, 2026.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Trading Arrangements

During the fiscal quarter ended September 26, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

On August 21, 2026, Gail Sasaki, our Executive Vice President and Chief Financial Officer, entered into a Rule 10b5-1 sales plan (the “Sasaki 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The Sasaki 10b5-1 Sales Plan, which has a term that expires on December 31, 2027, provides for the sale of up to 150,000 shares of our common stock and certain shares of common stock (not currently determinable) to satisfy applicable tax withholding obligations upon the vesting of 100,000 restricted stock units.

Transaction and Retention Bonus Letters

On November 6, 2026, the independent members of our Board of Directors, advised by the Board's independent compensation consultant, approved one-time cash bonuses for Chun K. Hong, our President and Chief Executive Officer, and Gail Sasaki, our Executive Vice President and Chief Financial Officer, in recognition of their contributions to our multiyear intellectual property monetization strategy, including the negotiation and execution of the Samsung License Agreement and the Micron License Agreement, and to promote their continued retention. On November 6, 2026, we entered into bonus letters with Mr. Hong and Ms. Sasaki reflecting these awards.

Mr. Hong is eligible to receive a cash retention bonus of $25.0 million, payable $10.0 million on November 9, 2026 and $3.75 million on each of February 15, May 15, August 15 and November 15, 2027, subject to his continued employment through each payment date. Unpaid installments will be paid in a lump sum upon a termination without cause, a resignation for good reason (subject to a release of claims) or a change in control. If Mr. Hong resigns without good reason or is terminated for cause within three years after November 6, 2026, he must repay a pro rata portion of the amounts paid (or, upon a termination for cause, all of those amounts).

Ms. Sasaki will receive a lump-sum cash retention bonus of $4.0 million. If she resigns without good reason or is terminated for cause within two years after November 6, 2026, she must repay a pro rata portion of the bonus (or, upon a termination for cause, the full bonus). This repayment obligation ceases upon a change in control.

The foregoing description of the retention bonus letters is qualified in its entirety by reference to the retention bonus letters for Mr. Hong and Ms. Sasaki, which are filed as Exhibits 10.9 and 10.10, respectively, to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 17, 2018
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K	001-33170	August 10, 2020
3.1.4	Certificate of Designation of the Series A Preferred Stock of Netlist, Inc.		10-Q	001-33170	August 15, 2017
3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation of Netlist, Inc.		8-K/A	001-33170	September 25, 2025
3.2	Second Amended and Restated Bylaws of Netlist, Inc.		10-Q	001-33170	November 7, 2024
10.1#	Netlist, Inc. 2026 Performance Equity Plan, dated July 1, 2026		8-K	001-33170	July 2, 2026
10.2#	Form of Restricted Stock Unit Agreement issued pursuant to Netlist, Inc. 2026 Performance Equity Plan		8-K	001-33170	July 2, 2026
10.3*˄	Patent Cross License Agreement, dated August 4, 2026, by and between Netlist, Inc. and Samsung Electronics Co., Ltd.	X
10.4*	Settlement and Release Agreement, dated August 4, 2026, by and between Netlist, Inc. and Samsung Electronics Co., Ltd.	X
10.5*	Supply Agreement, dated August 4, 2026, by and between Netlist, Inc. and Samsung Semiconductor, Inc.	X
10.6*	ITC Cooperation Agreement, dated August 4, 2026, by and between Netlist, Inc. and Samsung Electronics Co., Ltd.	X
10.7*˄	Securities Purchase Agreement, dated August 4, 2026, by and between Netlist, Inc. and Samsung Semiconductor, Inc.	X
10.8*	Lock-Up and Release Agreement, dated August 4, 2026, executed by Samsung Semiconductor, Inc.	X
10.9#	CEO Retention Bonus Letter, dated November 6, 2026, by and between Netlist, Inc. and Chun K. Hong.	X
10.10#	CFO Retention Bonus Letter, dated November 6, 2026, by and between Netlist, Inc. and Gail Sasaki.	X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32.1+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

		Filed	Incorporated by Reference
Exhibit No.	Exhibit Description	Herewith	Form	File No.	Filing Date
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
*

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) is the type that the registrant treats as private or confidential.

˄

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:November 10, 2026	Netlist, Inc.

	By:	/s/ Chun K. Hong
Chun K. Hong
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Gail Sasaki
Gail Sasaki
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)